Form 10-K
period 2003-12-31
CITADEL BROADCASTING CORP
filed 2004-03-16
CIK 1174527

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31740

CITADEL BROADCASTING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0405729 (I.R.S. Employer Identification No.)

City Center West, Suite 400
7201 West Lake Mead Blvd.
Las Vegas, Nevada 89128
(Address of principal executive offices and zip code)
 (702) 804-5200
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class Common stock, par value $0.01 per share	Name of Each Exchange on Which Registered New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2003 was less than $75 million.

        As of February 29, 2004, there were 132,502,219 shares of common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the 2003 Annual Report to Shareholders and the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III.

Citadel Broadcasting Corporation
Form 10-K
December 31, 2003

ii

PART I

ITEM 1. BUSINESS

        Citadel is the sixth largest radio broadcasting company in the United States based on net broadcasting revenue. As of February 29, 2004, we owned and operated 145 FM and 58 AM radio stations in 43 markets located in 24 states across the country. We have a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. We rank first or second in audience share in 29 of our 40 rated markets. Our top 25 markets accounted for approximately 81% of our 2003 revenue.

        Our radio stations are predominantly located in mid-sized markets, which we define as those ranked 30 to 150 by market revenue. We believe mid-sized markets are attractive because they generally have fewer signals and competitors than larger markets, derive a significant portion of their revenue from local advertisers and offer more opportunities for further consolidation. Accordingly, we believe mid-sized markets offer greater opportunities for revenue growth, both organically and through acquisitions. We also believe that our diversified portfolio of mid-market stations has strong positions in their marketplaces. In addition, we believe that we have the experienced management, strategy and financial resources to maximize the value of our current stations as well as grow through acquisitions.

        Our operating strategy is to maximize revenues and profits through the ownership and operation of leading radio station clusters in the nation's most attractive markets. We seek to build geographic, format and customer diversity reducing our dependence on any particular local economy, market, station, on-air personality or advertiser.

        Our current acquisition strategy focuses on identifying and acquiring radio stations that would expand our station clusters in existing and contiguous markets, as well as provide us entry into new markets that generally rank in the top 100 based on total market revenue. Since January 1, 2003, we have acquired or entered into agreements to acquire radio stations in three new top 100 markets (including two top 50 markets), New Orleans, Des Moines and Memphis, as well as stations in existing and contiguous markets, including Modesto/Stockton and Oklahoma City. With our experienced management team and financial resources, we believe that we can improve the operations and financial performance of these stations. Additionally, we seek to gradually dispose of non-core radio stations that do not complement our overall strategy.

        We were incorporated in Delaware in 1993. Our predecessor company was founded in 1991 and grew rapidly through acquisitions subsequent to the passage of the Telecommunications Act of 1996. In June 2001, affiliates of Forstmann Little & Co. acquired our predecessor company from its public shareholders for an aggregate price, including the redemption of debt and exchangeable preferred stock, of approximately $2.0 billion.

        Our Chairman and Chief Executive Officer, Farid Suleman, has over 17 years of experience in the media industry. Prior to joining our company in March 2002, he was the Chief Executive Officer of Infinity Broadcasting. Under his leadership, we have assembled a highly experienced management team, including our Chief Operating Officer, Judith Ellis, a 28-year radio industry veteran, who joined our company in February 2003. We have also strengthened our programming, sales and regional management positions. Our management team has instilled a strong focus and discipline on improving business operations and maximizing the growth opportunities and margin potential of our stations. These efforts include investing in and improving programming, developing regional clusters to attract both regional and national advertisers, improving sales practices to drive revenue growth and reducing costs.

        On August 6, 2003, we completed an initial public offering of 25.3 million shares of our common stock at $19.00 per share, resulting in net proceeds to us of approximately $448.0 million. We used substantially all of the net proceeds from the offering to repay amounts outstanding under our credit facility, resulting in a substantial decrease in our debt.

        On February 18, 2004, we completed a public offering of 29,630,000 shares of our common stock, including 9,630,000 primary shares sold by us and 20,000,000 shares sold by certain of our shareholders, at $19.00 per share, before underwriting discount of $0.66 per share. On the same date, we completed a private placement of $330.0 million of convertible notes due 2011, before underwriting discount of approximately $6.6 million. We used the approximately $500.0 million of net proceeds we received from these two offerings to redeem all of our outstanding 6% subordinated debentures. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources" for more information).

Our Stations

        The table below summarizes the markets in which we owned and operated radio stations as of February 29, 2004.

		Number of Owned and Operated Commercial Stations in the Market
				Number of Our Stations(1)(2)			Our Station Group Audience Share
						Number of Station Owners in the Market			Our Station Group Revenue Rank(4)
	Market Revenue Rank
		FM	AM	FM	AM		Share	Rank(3)
Salt Lake City, UT	33	26	22	4	3	19	17.8	3	3
Nashville, TN	38	23	25	2	-	31	8.6	4	4
New Orleans, LA	40	18	17	5	-	19	14.3	3	3
Buffalo, NY	42	13	13	3	2	13	23.5	3	3
Providence, RI	49	14	15	4	2	16	20.8	2	2
Birmingham, AL	50	19	21	3	2	20	21.1	2	2
Oklahoma City, OK	53	17	13	5	2	13	23.0	2	1
Grand Rapids, MI	61	15	14	3	1	12	19.6	2	2
Albuquerque, NM	62	23	15	5	3	14	31.6	1	1
Tucson, AZ	63	15	14	3	2	12	20.7	2	3
Knoxville, TN	65	16	21	3	1	19	27.5	1	1
Harrisburg/Carlisle/York, PA	67	12	11	3	1	12	12.6	3	3
Syracuse, NY	70	18	12	3	1	7	22.9	2	2
Little Rock, AR	71	21	14	7	3	16	36.2	1	1
Columbia, SC	72	14	9	3	1	8	22.0	3	3
Baton Rouge, LA	75	13	8	4	2	7	30.6	1	2
Colorado Springs, CO	76	13	8	3	2	10	26.8	1	1
Des Moines, IA	77	16	9	4	1	8	23.6	3	3
Allentown/Bethlehem, PA	78	6	10	2	-	9	18.5	2	2
Wilkes-Barre/Scranton, PA	80	21	18	5	1	13	24.4	2	2
Chattanooga, TN	83	14	14	3	1	15	18.4	3	2
Charleston, SC	83	19	10	5	3	10	30.1	1	1
Lansing/East Lansing, MI	87	10	7	4	2	7	42.1	1	1
Reno, NV	88	17	11	3	1	12	22.2	2	2
Saginaw/Bay City, MI	91	14	5	5	-	8	27.9	2	1
Boise, ID	92	18	9	4	2	8	34.1	1	1
Spokane, WA	95	18	10	4	3	9	24.8	3	2
Modesto, CA	108	14	6	5	1	8	29.0	1	1
Lafayette, LA	109	18	11	5	3	11	35.4	1	2
Johnson City/Kingsport/Bristol, TN	112	12	20	2	3	16	20.5	2	2
Flint, MI	113	9	8	1	1	8	6.1	3	3
Portland, ME	116	16	7	6	-	6	37.3	1	2
Portsmouth/Dover/Rochester, NH	125	10	6	4	-	7	13.1	1	2
Worcester, MA	146	4	7	3	-	7	15.7	2	2
Binghamton, NY	169	11	5	3	2	7	36.1	1	1
New London, CT	180	9	2	3	1	4	14.6	3	1
Stockton, CA	194	5	4	2	-	5	17.3	1	1
Muncie-Marion, IN	223	6	4	1	1	4	N/A	N/A	3
New Bedford, MA	256	2	4	1	1	4	11.4	1	1
Augusta/Waterville, ME	265	7	5	2	2	4	14.9	2	2
Ithaca, NY	273	4	3	1	1	4	12.8	2	2
Other(5)	N/A	N/A	N/A	4	-	N/A	N/R	N/R	N/A

Total				145	58

NR Not rated.

N/A Information not available.

(1)
The market assignments on this table reflect the way we cluster our regional station groups for accounting and operational purposes and do not necessarily mean that the station is located in the market as defined by Arbitron or the FCC. Compliance with the FCC's local radio ownership limits is measured by reference to the number of stations a company holds in a particular market as that market is defined by the FCC. For a discussion of the impact of the new FCC rules on us and our station clusters, see "Federal Regulation of Radio Broadcasting—Multiple Ownership Rules" and "Federal Regulation of Radio Broadcasting—Time Brokerage".

(2)
In addition to the stations listed in this table, we entered into an option agreement on November 5, 2002 to acquire one FM station serving the Oklahoma City, OK market and are currently operating this station under a local marketing agreement. On January 8, 2003, we entered into an asset purchase agreement to acquire two FM stations in the Providence, RI market and are currently operating these stations under a local marketing agreement. On July 2, 2003, we entered into a local marketing agreement related to a radio station in Knoxville, TN. On December 5, 2003, we sold one FM station in Lafayette, LA and are currently selling advertising time on this station under a joint sales agreement. Under a joint sales agreement, the owner of the radio station grants a third party the exclusive right to sell the radio station's commercial air-time to advertisers. On February 9, 2004, we entered into an agreement to exchange five of our radio stations in the Bloomington, IL market for two stations in the Harrisburg/Lancaster, PA market and four stations in the Erie, PA market, plus a cash payment to us. Both parties have entered into reciprocal local marketing agreements. Some of our local marketing agreements and joint sales agreements do not comply with the FCC's new ownership limits. We will be required to terminate these agreements or otherwise come into compliance with the FCC's ownership rules no later than two years after the FCC's new rules become effective. We do not believe that termination of these agreements or our actions to come into compliance with the new rules with respect to these agreements will have a material impact on our business or our results of operations.

(3)
The Station Group Audience Share Rank is the ranking of our station group among all station groups within the demographic of people ages 25-54, listening Monday through Sunday, 6 a.m. to 12 midnight based upon the total station group's audience share in that market.

(4)
The Station Group Revenue Rank is the ranking, by station group market revenue, of our station group among all station groups in that market.

(5)
Includes radio stations in our Kokomo, IN and Presque Isle, ME markets, which are not rated by Arbitron.

Market and Industry Data

        We based or derived the station and market data we present in this Form 10-K from third-party sources. Unless otherwise indicated:

  •
  we derived all audience share data and audience ranking information from surveys of people ages 25-54, listening Monday through Sunday, 6 a.m. to 12 midnight, pertaining to each market, based on the Fall 2003 Market Report published by The Arbitron Ratings Company;

  •
  we derived our station group revenue ranking information for the full year 2002, our 2002 market revenue rank, the number of owned and operated stations in the market and the number of station groups in the market from BIA Financial Network, Inc.'s BIAfn's MEDIA Access Pro as of March 2, 2004;

  •
  we obtained our total number of listeners ages 12+ from The Arbitron Ratings Company; and

  •
  we derived radio broadcasting market share of aggregate advertising revenue in each of 1993 and 2003, as well as radio broadcasting, television broadcasting, newspaper publishing and outdoor advertising compound annual growth rates from 1993 through 2003, from Zenith Optimedia's "Global Advertising Expenditure Forecasts" December 2003.

        While we believe these industry publications are reliable, we have not independently verified them.

Operating Strategy

        Our operating strategy is to maximize revenues and profits through the ownership and operation of leading radio station clusters in the nation's most attractive markets.

        Operate and Develop Leading Station Clusters.    We believe that it is important to own multiple stations in each of the markets in which we operate in order to maximize our ability to achieve leadership positions, increase operating efficiencies and compete more effectively with other forms of local media. We rank first or second in audience share in 29 of our 40 rated markets. Our stations cover a wide range of programming formats, geographic regions, audience demographics and advertising clients.

        Emphasize Programming.    We analyze market research and competitive factors to identify the key programming attributes that we believe will best position each station to develop a distinctive identity, or a local brand, and to maximize its appeal to local audiences and advertisers. Our programming strategy includes developing or contracting with significant on-air talent, creating recognizable brand names for selected stations. We believe this strategy significantly enhances the presence, marketability and competitiveness of our stations, leading to greater audience share and consequently higher revenues and operating income excluding non-cash expenses (depreciation, amortization and amortization of non-cash stock compensation).

        Build Geographic, Format and Customer Diversity.    We seek to diversify our portfolio of radio stations in many respects. Our stations are located in markets throughout the country and serve diverse target demographics through a broad range of programming formats such as rock, country, adult contemporary, oldies, urban and sports/news/talk. This diversity reduces our dependence on any particular local economy, market, station, format, on-air personality or advertiser. Similarly, we seek to develop a broad base of local and regional advertisers. During the year ended December 31, 2003, we generated approximately 83% of our net broadcasting revenue from local and regional advertising and approximately 17% from the sale of national advertising. No single advertiser accounted for more than 10% of our net broadcasting revenue.

        Apply Improved Sales and Marketing to Capture Greater Share of Advertising Revenues. The development of a high-quality local sales organization in each of our markets is critical to our success. We rank first or second in revenue market share in 31 of our 41 ranked markets. In each market, we assess our station portfolio, the local market environment and the strength of our sales personnel to determine whether to pursue a "cluster sale" strategy or to create a separate sales force for each station. We place significant emphasis on recruiting quality sales people, setting clear financial and sales goals and rewarding achievement of those goals with generous commissions and bonus compensation. We also target regional sales, which we define as sales in regions surrounding our markets to companies that advertise in our markets, through our local sales force. We reach national advertisers in partnership with a national representative firm, offering advertising time on individual stations or across our overall network, which, according to Arbitron, currently reaches an audience of approximately 15.2 million listeners per week.

        Participate in Local Communities.    As a local sales and advertising medium, we place significant emphasis on serving the local community and our stations have won numerous local community awards. We believe our active involvement reinforces our position in the local communities and significantly improves the marketability of our radio broadcast time to advertisers who are targeting these communities.

        Optimize Technical Capabilities.    We believe that a strong signal is an important component of a station's success. We seek to operate stations with the strongest signals in their respective markets and view signal strength as an important consideration in any acquisitions we make.

Acquisition Strategy

        Our current acquisition strategy focuses on identifying and acquiring radio stations that would expand our station clusters in existing and contiguous markets, as well as provide us entry into new markets that generally rank in the top 100 based on total market revenue. Since January 1, 2003, we have acquired or entered into agreements to acquire radio stations in three new top 100 markets (including two top 50 markets), New Orleans, Des Moines and Memphis, as well as stations in existing and contiguous markets, including Modesto/Stockton and Oklahoma City. We seek to implement effective operating strategies and apply our infrastructure across all existing and acquired stations in order to improve the operating income excluding non-cash expenses of acquired stations compared to their performance under prior ownership. We also seek to gradually dispose of non-core radio stations that do not complement our overall strategy. In analyzing acquisition opportunities, we consider the following criteria:

  •
  our ability to improve the operating performance of the stations;

  •
  our ability to acquire a new or improve an existing cluster of stations towards achieving a higher share of revenue in the market;

  •
  the number and quality of competing commercial radio signals, as well as the number and nature of competitors, in the market;

  •
  the power and quality of the stations' broadcasting signals; and

  •
  the general economic conditions in the market.

        We believe our acquisition strategy affords a number of benefits, including:

  •
  the development of a broad, geographically diversified footprint that allows us to deliver advertising on a local, regional and national basis, to create revenue diversity;

  •
  improved margins through the improvement of operations of acquired stations, the consolidation of facilities and the elimination of redundant expenses;

  •
  enhanced revenues by offering advertisers a broad range of advertising packages, by clustering our stations; and

  •
  enhanced appeal to more skilled industry management talent as we achieve market-leading positions and national scale.

Acquisitions and Dispositions

        All of our acquisitions have been accounted for using the purchase method of accounting. As such, the results of operations of the acquired stations have been included in our results of operations from the date of acquisition.

2003 Acquisitions and Dispositions

        During the year ended December 31, 2003, we completed seven acquisitions for a total of twenty radio stations with an aggregate purchase price of approximately $179.7 million, including, on September 8, 2003, the acquisition of five radio stations in the Des Moines, IA market, four radio stations in the New Orleans, LA market, and two radio stations in the Springfield, MO market for an aggregate cash purchase price of approximately $133.3 million.

        During the year ended December 31, 2003, we completed six dispositions of a total of twelve radio stations, including the two stations in the Springfield, MO market, for an aggregate price of approximately $16.6 million, of which $5.5 million was in the form of a note.

Pending Acquisitions and Dispositions

        As of December 31, 2003, we have three agreements to acquire four radio stations for a combined aggregate purchase price of approximately $31.6 million. Below is a summary of the significant acquisitions and expected periods in which the acquisitions should close:

  •
  Two radio stations in the Providence, RI market for an aggregate cash purchase price of $14.5 million. We expect this acquisition to close before the fourth quarter of 2004.

  •
  One radio station in the New Orleans, LA market for an aggregate cash purchase price of $14.3 million. This acquisition was completed in January of 2004.

        We will operate the stations in Providence, RI and New Orleans, LA, pending the acquisitions, under local marketing agreements.

        Additionally, on November 5, 2002, we entered into an agreement in the form of an option, exercisable through December 31, 2006, to purchase a radio station in the Oklahoma City, OK market for an aggregate cash purchase price of (i) on or before December 31, 2004, $15.0 million or (ii) after December 31, 2004, the greater of $15.0 million or 85% of the fair market value of the radio station, as determined by an independent appraisal. We will operate the station under a local marketing agreement during the option period.

        On July 2, 2003, we entered into a local marketing agreement related to a radio station in Knoxville, TN. During the three-year term of this agreement, the current station owner has the option, but not the obligation, to require the Company to purchase all of the assets of the station for $12.0 million.

        As of December 31, 2003, we have three pending asset purchase agreements to sell an aggregate of ten radio stations in four markets for aggregate cash purchase prices totaling approximately $6.8 million.

        On January 29, 2004, we entered into an agreement to acquire four FM radio stations in the Memphis, TN market for a cash purchase price of approximately $100.0 million. We expect this transaction to close before the fourth quarter of 2004. On February 9, 2004, we entered into an agreement to exchange five of our radio stations in the Bloomington, IL market for two stations in the Harrisburg/Lancaster, PA market and four stations in the Erie, PA market, plus a cash payment to us. Both parties have entered into reciprocal local marketing agreements. We expect this transaction to close during the second quarter of 2004.

2002 Acquisitions and Dispositions

        On September 30, 2002, we acquired the assets of one radio station in Oklahoma City, OK for approximately $3.1 million. We had been operating this station under a local marketing agreement from April 1, 2002 through the date of acquisition. We made no dispositions of radio stations during 2002.

2001 Acquisitions and Dispositions

        During the period from January 1, 2001 through June 25, 2001, our predecessor company acquired one radio station in Flint, MI for a purchase price of approximately $0.6 million. During the period from June 26, 2001 through December 31, 2001, we acquired six radio stations for a combined purchase price of approximately $67.2 million, including, on July 1, 2001, a transaction to acquire five radio stations in the Tucson, AZ market for approximately $66.3 million.

        On July 1, 2001, we sold two FM radio stations, one AM radio station and the right to program and sell commercial advertising for one FM radio station, all of which serve the Atlantic City/Cape May, NJ market, for approximately $19.4 million.

Advertising Revenue

        Our revenue is generated primarily from the sale of local, regional and national advertising for broadcast on our radio stations. In 2003, approximately 83% of our net broadcast revenue was generated from the sale of local and regional advertising and approximately 17% was generated from the sale of national advertising. The major categories of our advertisers include automotive companies, retail merchants, restaurants, fast food chains, telephone companies and grocery stores.

        Each station's local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. Through direct advertiser relationships, we can better understand the advertiser's business needs and more effectively design advertising campaigns to sell the advertiser's products. We employ personnel in each of our markets to assist in the production of commercials for the advertiser. In-house production, combined with effectively designed advertising, establishes a stronger relationship between the advertiser and the station cluster. National sales are made by a firm specializing in radio advertising sales on the national level, in exchange for a commission based on gross revenue. We also target regional sales, which we define as sales in regions surrounding our markets, to companies that advertise in our markets, through our local sales force.

        Depending on the programming format of a particular station, we estimate the optimum number of advertising spots that can be broadcast while maintaining listening levels. Our stations strive to maximize revenue by managing advertising inventory. Pricing is adjusted based on local market conditions and our ability to provide advertisers with an effective means of reaching a targeted demographic group. Each of our stations has a general target level of on-air inventory. This target level of inventory may vary throughout the day but tends to remain stable over time. Much of our selling activity is based on demand for our radio stations' on-air inventory and, in general, we respond to changes in demand by varying prices rather than changing our target inventory level for a particular station. Therefore, most changes in revenue reflect demand-driven pricing changes.

        A station's listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Advertisers and advertising representatives use station ratings to consider advertising with the station. We use station ratings to chart audience levels, set advertising rates and adjust programming. The radio broadcast industry's principal ratings service is Arbitron, which publishes periodic ratings surveys for significant domestic radio markets. These surveys are our primary source of audience ratings data.

        We believe that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on the following:

  •
  the supply of, and demand for, radio advertising time;

  •
  a station's share of audiences in the demographic groups targeted by advertisers, as measured by ratings surveys estimating the number of listeners tuned to the station at various times; and

  •
  the number of stations in the market competing for the same demographic groups.

Industry

        Overview.    The overall U.S. radio advertising industry has grown over the last several decades. Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers and national network advertisers, primarily as a medium for local advertising.

Total radio advertising industry revenue in the United States grew at a compound annual growth rate of approximately 9% over the past 30 years, and approximately 7% from 1993 through 2003, to reach $19.6 billion in 2003. The growth in radio advertising industry revenue has been relatively stable over this period. Expenditures on radio advertising have increased in 28 of the past 30 years, with 1991 and 2001 being the only years during that period of time in which the radio industry experienced an overall revenue decline. We believe this consistent growth is attributable to the relative stability of the industry's audience base, radio's ability to reach targeted demographics and its historical ability to increase its share of overall advertising spending.

        Pervasive Reach.    According to the Radio Advertising Bureau's "Radio Marketing Guide and Fact Book for Advertisers, 2003-2004 Edition", radio reaches 94% of all consumers every week. Consumers on average spend three hours each day, or 44% of their media time from 6 a.m. to 6 p.m., with radio.

        Ability to Reach Target Demographics. A typical commercial radio station is programmed according to a single format, which may be a variety of music (such as country, rock, adult contemporary, or oldies) or other programming (such as sports or news/talk). A station's format enables it to target a specific segment of listeners sharing certain listening preferences and demographic attributes. As a result, the station is able to market its broadcast time to advertisers seeking to reach that specific audience segment. Furthermore, larger radio operators, which have emerged through consolidation since the enactment of the Telecommunications Act of 1996, have the capability of reaching these specifically targeted demographic groups on both a local basis (through individual stations) and a regional and national basis (by aggregating stations that share a particular format).

        Increased Share of Advertising Spending.    Radio advertising has been able to gain market share from other advertising media, including television, newspapers and outdoor advertising. Radio's compound annual growth rate of approximately 7.4% from 1993 through 2003, as described above, exceeded the comparable growth rates of broadcast television, daily newspapers and outdoor advertising revenue, which grew by 3.9%, 3.7% and 6.0%. During that period, radio's share of aggregate advertising revenue grew from 6.7% to 8.6%.

        Mid-Sized Markets.    Approximately 92% of our 2003 revenues were derived from stations located in mid-sized markets, which we define as those ranked 30 to 150 by market revenue. Thirty-four of the 43 markets in which we own and operate stations are mid-sized markets. We believe the market opportunity in mid-sized markets is attractive for several reasons:

  •
  Fewer competitive signals and operators.    Mid-sized markets have on average approximately half of the number of radio stations found in larger markets, which we define as those ranked 1 to 29 by market revenue, so we generally face less direct format competition and fewer competitors. This enhances our opportunity to achieve leadership positions and allows our stations to achieve a higher profile in their markets.

  •
  Emphasis on local revenue.    Mid-sized markets generally derive a greater portion of their revenue from local, as opposed to national, advertising spending, and generally do not experience significant revenue concentration with individual advertisers. In addition, by developing direct relationships with local advertisers, radio operators in mid-sized markets have the opportunity to develop customized, value-added advertising products for their customers.

  •
  Opportunity for acquisitions and further consolidation.    The two largest radio station operators accounted for approximately 28% of total industry revenue in 2002. The next eight largest radio station operators only accounted for approximately 15% of total industry revenue in the same period. We believe that the operating characteristics of mid-sized markets are attractive and that there continue to be opportunities for acquisitions in these markets due to the greater attention historically given to the larger markets by radio station acquirers.

Competition

        We operate in a highly competitive industry. Our radio stations compete for audiences and advertising revenue directly with other radio stations as well as with other media, such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, the Internet, outdoor advertising and direct mail, within their respective markets. Our audience ratings and market shares are subject to change and any adverse change in a particular market could have a material adverse effect on our revenue in that market and possibly adversely affect our revenue in other markets.

        Our radio stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach those listeners. From time to time, competitors may change their stations' format or programming to compete directly with our stations for audiences and advertisers, or may engage in aggressive promotional campaigns, which could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Audience preferences as to format or programming in a particular market may also shift due to demographic or other reasons.

        Factors that are material to a radio station's competitive position include management experience, the station's audience rank in its local market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. We attempt to improve our competitive position in each market by researching stations' programming, implementing advertising and promotional campaigns aimed at the demographic groups for which our stations program and managing our sales efforts to attract a larger share of advertising revenue. We also compete with other radio station groups to purchase additional stations.

        Although the radio broadcasting industry is highly competitive, barriers to entry do exist (which can be mitigated to some extent by, among other things, changing existing radio station formats and upgrading power). The operation of a radio station requires a license or other authorization from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market. In addition, the FCC's multiple ownership rules have historically limited the number of stations that may be owned or controlled by a single entity in a given market. Changes in the FCC's multiple ownership rules resulting from the Telecommunications Act of 1996 created opportunities for us to acquire and consolidate radio stations in our markets. On June 2, 2003, the FCC concluded an omnibus rulemaking proceeding in which it examined all broadcast ownership rules, including the local radio ownership rule, the broadcast-newspaper ownership rule, the radio-television cross-ownership rule, the local television ownership rule, the national television ownership rule and the dual network rule. The FCC adopted new rules that significantly change how the FCC reviews radio station transactions. Although the FCC made no change to the local radio ownership limits themselves (i.e., in a market with 45 or more radio stations, a company may own eight stations in a single market, but no more than five in the same service, AM or FM), the FCC changed how it defines and counts the number of stations in a "market." The rule change has the effect in some instances of both (i) decreasing the number of radio stations deemed to be in the market overall, thereby lowering the applicable ownership tier, and (ii) increasing the number of radio stations that we are deemed to own in the market. Under the new rule, our existing station portfolio will exceed the applicable ownership limit in nine markets. Existing ownership combinations, however, are "grandfathered," meaning the FCC will not require us to divest stations that we currently own in order to come into compliance with the new rules. The new rule also affects our ability to expand our ownership in certain markets. We may be required to divest one or more stations or obtain a waiver in order to obtain FCC approval to consummate pending transactions in three markets. We do not believe these divestitures, if required, would be material to our business or acquisition strategy. The FCC's ownership proceeding has also delayed our ability to complete certain pending acquisitions.

        The new rules were to become effective on September 4, 2003, but were stayed by the U.S. Court of Appeals for the Third Circuit on September 3, 2003 pending the outcome of appeals filed by several entities. A number of parties also filed requests with the FCC seeking reconsideration of certain aspects of the new rules. Although the FCC is currently processing assignment and transfer of control applications using the rules in effect prior to the June 2, 2003 decision, if a proposed acquisition would not comply with the new rules, processing of the FCC application related to the acquisition may be delayed. We have determined that our pending acquisition in the Providence, RI, market may not comply with the new rules. With respect to the Providence acquisition, we intend to request a waiver or agree to divest, as necessary, to comply with the new rules. There is also significant congressional opposition to the new rules, and bills have been introduced in Congress to modify or repeal the FCC's action, including a requirement that companies divest stations to come into compliance with the revised rules. We cannot assess in advance what impact such court and administrative proceedings and legislation might have on our business or what other matters might be considered in the future by the FCC. For a discussion of FCC regulation and the provisions of the Telecommunications Act of 1996 resulting in rapid consolidation in the radio industry, see "Federal Regulation of Radio Broadcasting".

        The radio broadcasting industry is also subject to technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies have been or are being developed, including the following:

  •
  audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless) and other digital audio broadcast formats;

  •
  satellite digital audio radio service, which has resulted in the introduction of two new subscriber-based satellite radio services with numerous channels and sound quality equivalent to that of compact discs;

  •
  in-band on-channel digital radio, which could improve the quality of existing AM and FM radio signals, including stations owned by us; and

  •
  low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve small, localized areas.

        The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, including the introduction of new technologies used in the car such as audio cassettes, compact discs and cellular telephones. A growing population, greater use of the automobile and increased commuter times have contributed to this growth. Some of the new technologies, particularly satellite digital audio radio service, will compete for the consumer's attention in the car. We cannot assure you that this historical growth will continue.

Federal Regulation of Radio Broadcasting

        Our ownership, operation, purchase and sale of radio stations is regulated by the FCC, which acts under authority derived from the Communications Act. Among other things, the FCC:

  •
  assigns frequency bands for broadcasting;

  •
  determines the particular frequencies, locations, operating powers and other technical parameters of stations;

  •
  issues, renews, revokes and modifies station licenses;

  •
  determines whether to approve changes in ownership or control of station licenses;

  •
  regulates equipment used by stations; and

  •
  adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations.

        The FCC has the power to impose penalties for violations of its rules or the Communications Act, including fines, the grant of abbreviated license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional radio stations.

        The following is a brief summary of some provisions of the Communications Act and of specific FCC regulations and policies. The summary is not a comprehensive listing of all of the regulations and policies affecting radio stations. For further information concerning the nature and extent of federal regulation of radio stations, you should refer to the Communications Act, FCC rules and FCC public notices and rulings.

License Grant and Renewal

        Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. Licenses are renewed through an application to the FCC. A station may continue to operate beyond the expiration date of its license if a timely filed license application is pending. Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet various requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed, although we cannot assure you that all of our licenses will be renewed. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our FCC radio station licenses could have a material adverse effect on our business.

        The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either:

  •
  Class A stations, which operate on an unlimited time basis and are designed to render primary and secondary service over an extended area;

  •
  Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; or

  •
  Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power.

        A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous to it. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

        The minimum and maximum facilities requirements for an FM station are determined by its class. Some FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as Class A, B1, C3, B, C2, C1, C0 and C, in order of increasing power and antenna height. The FCC recently adopted a rule that subjects Class C FM stations to involuntary downgrades to Class C0 in various circumstances if they do not meet certain antenna height specifications. Three of our stations have recently been downgraded, and a few proceedings are pending that could result in downgrades but the downgrades have no effect on the stations' existing signals. We have several applications currently pending to upgrade the facilities of various of our stations.

        The following table sets forth the metropolitan market served (the city of license may differ), call letters, FCC license classification, frequency, power and FCC license expiration date of each of the stations that we own. Our wholly owned subsidiary, Citadel Broadcasting Company, holds our licenses. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station's coverage during the nighttime hours of operation. Both power ratings are shown if different. For FM stations, the maximum effective radiated power (ERP) in the main lobe is given. The market assignments on this table reflect our regional station groups for accounting and operational purposes and do not necessarily reflect assignment of a station to the relevant market as defined by Arbitron.

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
Albuquerque, NM	KBZU (FM)	C	1260	17.5	96.3 MHz	10/1/2005
	KKOB - FM	B	N/A	50	770 kHz	10/1/2005
	KKOB (FM)	C	1265	20	93.3 MHz	10/1/2005
	KMGA (FM)	C	1259	19.5	99.5 MHz	10/1/2005
	KNML (AM)	B	N/A	5	610 kHz	10/1/2005
	KRST (FM)	C	1268	22	92.3 MHz	10/1/2005
	KTBL (AM)	B	N/A	1.0	1050 kHz	10/1/2005
	KTZO (FM)	C	1293	20	103.3 MHz	10/1/2005
Allentown/Bethlehem, PA	WCTO (FM)	B	152	50	96.1 MHz	8/1/2006
	WLEV (FM)	B	327	10.9	100.7 MHz	8/1/2006
Augusta/Waterville, ME	WEBB (FM)	C1	93	61	98.5 MHz	4/1/2006
	WEZW (AM)	C	N/A	1	1400 kHz	4/1/2006
	WMME (FM)	B	152	50	92.3 MHz	4/1/2006
	WTVL (AM)	C	N/A	1	1490 kHz	4/1/2006
Baton Rouge, LA	KOOJ (FM)	C1	296	100	93.7 MHz	6/1/2004
	KQXL (FM)	C2	148	50	106.5 MHz	6/1/2004
	WBBE (FM)	C	306	100	103.3 MHz	6/1/2004
	WEMX (FM)	C1	299	100	94.1 MHz	6/1/2004
	WIBR (AM)	B	N/A	5.0/1.0	1300 kHz	6/1/2004
	WXOK (AM)	B	N/A	5.0/1.0	1460 kHz	6/1/2004
Binghamton, NY	WAAL (FM)	B	332	7.1	99.1 MHz	6/1/2006
	WHWK (FM)	B	292.6	10	98.1 MHz	6/1/2006
	WNBF (AM)	B	N/A	9.3/5.0	1290 kHz	6/1/2006
	WWYL (FM)	A	254	0.93	104.1 MHz	6/1/2006
	WYOS (AM)	B	N/A	5/0.5	1360 kHz	6/1/2006
Birmingham, AL	WAPI (AM)	B	N/A	50.0/5.0	1070 kHz	4/1/2004
	WJOX (AM)	B	N/A	50.0/0.50	690 kHz	4/1/2004
	WRAX (FM)	C	377	100	107.7 MHz	4/1/2004
	WYSF (FM)	C	309	100	94.5 MHz	4/1/2004
	WZRR (FM)	C	309	100	99.5 MHz	4/1/2004
Bloomington, IL	WBNQ (FM)	B	142	50	101.5 MHz	12/1/2004
	WBWN (FM)	B1	100	25	104.1 MHz	12/1/2004

	WJBC (AM)	C	N/A	1	1230 kHz	12/1/2004
	WJEZ (FM)	A	149	1.3	98.9 MHz	12/1/2004
	WTRX - FM	B1	144	12.0	93.7 MHz	12/1/2004
Boise, ID	KBOI (AM)	B	N/A	50	670 kHz	10/1/2005
	KIZN (FM)	C	828	48	92.3 MHz	10/1/2005
	KKGL (FM)	C	828	48	96.9 MHz	10/1/2005
	KQFC (FM)	C	828	48	97.9 MHz	10/1/2005
	KZMG (FM)	C	828	48	93.1 MHz	10/1/2005
	KTIK (AM)	B	N/A	5.0/0.60	1350 kHz	10/1/2005
Buffalo, NY	WEDG (FM)	B	106	49	103.3 MHz	6/1/2006
	WGRF (FM)	B	217	24	96.9 MHz	6/1/2006
	WHLD (AM)	B	N/A	5.0/1.0	1270 kHz	6/1/2006
	WHTT - FM	B	118	50	104.1 MHz	6/1/2006
	WMNY (AM)	D	N/A	1	1120 kHz	6/1/2006
Charleston, SC	WMGL (FM)	C3	128.9	6.5	101.7 MHz	12/1/2003
	WNKT (FM)	C	299.9	100	107.5 MHz	12/1/2011
	WSSX - FM	C0	305	100	95.1 MHz	12/1/2011
	WSUY (FM)	C	539.5	99	96.9 MHz	12/1/2011
	WTMA (AM)	B	N/A	5.0/1.0	1250 kHz	12/1/2003
	WTMZ (AM)	B	N/A	0.5	910 kHz	12/1/2003
	WWWZ (FM)	C2	150	50	93.3 MHz	12/1/2003
	WXTC (AM)	B	N/A	5	1390 kHz	12/1/2003
Chattanooga, TN	WGOW (AM)	B	N/A	5.0/1.0	1150 kHz	8/1/2004
	WGOW - FM	A	87	6	102.3 MHz	8/1/2004
	WOGT (FM)	C3	295	2.85	107.9 MHz	8/1/2004
	WSKZ (FM)	C	329	100	106.5 MHz	8/1/2004
Colorado Springs, CO	KKFM (FM)	C	698	71	98.1 MHz	4/1/2005
	KKMG (FM)	C	695	57	98.9 MHz	4/1/2005
	KSPZ (FM)	C	670	60	92.9 MHz	4/1/2005
	KBZC (AM)	B	N/A	5/1	1300 kHz	4/1/2005
	KVOR (AM)	B	N/A	3.3/1.5	740 kHz	4/1/2005
Columbia, SC	WISW (AM)	B	N/A	5.0/2.5	1320 kHz	12/1/2003
	WLXC (FM)	A	100	6	98.5 MHz	12/1/2003
	WOMG (FM)	A	94	6	103.1 MHz	12/1/2003
	WTCB (FM)	C1	240	100	106.7 MHz	12/1/2003
Des Moines, IA	KBGG (AM)	B	63.7	10.0/1.0	1700 kHz	2/1/2005
	KHKI (FM)	C1	137	115	97.3 MHz	2/1/2005
	KGGO (FM)	C	325	100	94.9 MHz	2/1/2005
	KJJY (FM)	C2	165	41	92.5 MHz	2/1/2005
	KBGG - FM	C2	165	41	98.3 MHz	2/1/2005
Flint, MI	WFBE (FM)	B	74	50	95.1 MHz	10/1/2004
	WTRX (AM)	B	N/A	5.0/1.0	1330 kHz	10/1/2004
Grand Rapids, MI	WBBL (AM)	C	N/A	1	1340 kHz	10/1/2004
	WKLQ (FM)	B	152	50	94.5 MHz	10/1/2004
	WLAV (FM)	B	149	50	96.9 MHz	10/1/2004
	WODJ (FM)	B	150	50	107.3 MHz	10/1/2004
Harrisburg/Carlisle/York, PA	WCAT - FM	B	283	14	106.7 MHz	8/1/2006

	WQXA (AM)	D	N/A	1/0.033	1250 kHz	8/1/2006
	WQXA - FM	B	215	25.1	105.7 MHz	8/1/2006
	WRKZ-FM	A	100	3	102.3 MHz	8/1/2006
Ithaca, NY	WIII (FM)	B	223	23.5	99.9 MHz	6/1/2006
	WKRT (AM)	B	N/A	1.0/0.50	920 kHz	6/1/2006
Johnson City/kingsport/Bristol, TN	WGOC (AM)	B	N/A	10.0/0.81	640 kHz	8/1/2004
	WJCW (AM)	B	N/A	5.0/1.0	910 kHz	8/1/2004
	WKIN (AM)	B	N/A	5.0/0.50	1320 kHz	8/1/2004
	WKOS (FM)	A	150	2.75	104.9 MHz	8/1/2004
	WQUT (FM)	C	457	99	101.5 MHz	8/1/2004
Knoxville, TN	WIVK (FM)	C	626	91	107.7 MHz	8/1/2004
	WNOX (AM)	B	N/A	10	990 kHz	8/1/2004
	WNOX - FM	A	100	6	99.1 MHz	8/1/2004
	WYIL - FM	C3	174	8	98.7 MHz	8/1/2004
Kokomo, IN	WWKI (FM)	B	143.3	50	100.5 MHz	8/1/2004
Lafayette, LA	KDYS (AM)	B	N/A	10.0/0.5	1520 kHz	6/1/2004
	KFXZ (FM)	A	151	2.6	106.3 MHz	6/1/2004
	KNEK (AM)	D	N/A	0.25	1190 kHz	6/1/2004
	KNEK - FM	C3	100	25	104.7 MHz	6/1/2004
	KRRQ (FM)	C2	135	50	95.5 MHz	6/1/2004
	KSMB (FM)	C	329	100	94.5 MHz	6/1/2004
	KVOL (AM)	B	N/A	5.0/1.0	1330 kHz	6/1/2004
	KXKC (FM)	C0	300	100	99.1 MHz	6/1/2004
Lansing/East Lansing, MI	WFMK (FM)	B	183	28	99.1 MHz	10/1/2004
	WITL (FM)	B	196	26.5	100.7 MHz	10/1/2004
	WJIM (AM)	C	N/A	0.89	1240 kHz	10/1/2004
	WJIM - FM	B	156	45	97.5 MHz	10/1/2004
	WMMQ (FM)	B	150	50	94.9 MHz	10/1/2004
	WVFN (AM)	D	N/A	0.50/0.05	730 kHz	10/1/2004
Little Rock, AR	KAAY (AM)	A	N/A	50	1090 kHz	6/1/2004
	KARN (AM)	B	N/A	5	920 kHz	6/1/2004
	KARN - FM	A	100	3	102.5 MHz	6/1/2004
	KIPR (FM)	C1	286	100	92.3 MHz	6/1/2004
	KKRN (FM)	A	100	6	101.7 MHz	6/1/2004
	KLAL (FM)	C2	95	50	107.7 MHz	6/1/2004
	KLIH (AM)	B	N/A	2.0/1.2	1250 kHz	6/1/2004
	KOKY (FM)	A	118	4.1	102.1 MHz	6/1/2004
	KURB (FM)	C	392	99	98.5 MHz	6/1/2004
	KVLO (FM)	C2	150	50	102.9 MHz	6/1/2004
Modesto, CA	KATM (FM)	B	152	50	103.3 MHz	12/1/2005
	KDJK (FM)	A	624	0.071	103.9 MHz	12/1/2005
	KESP (AM)	B	N/A	1	970 kHz	12/1/2005
	KHKK (FM)	B	152	50	104.1 MHz	12/1/2005
	KHOP (FM)	B	193	29.5	95.1 MHz	12/1/2005
	KWNN (FM)	A	119	2	98.3 MHz	12/1/2005
Muncie/Marion, IN	WMDH (AM)	B	N/A	0.25	1550 kHz	8/1/2004
	WMDH - FM	B	152.4	50	102.5 MHz	8/1/2004

Nashville, TN	WGFX (FM)	C1	368	58	104.5 MHz	8/1/2004
	WKDF (FM)	C0	375.8	100	103.3 MHz	8/1/2004
New Bedford, MA	WBSM (AM)	B	N/A	5.0/1.0	1420 kHz	4/1/2006
	WFHN (FM)	A	99	6	107.1 MHz	4/1/2006
New London, CT	WQGN - FM	A	84	3	105.5 MHz	4/1/2006
	WSUB (AM)	D	N/A	1.0/0.072	980 kHz	4/1/2006
	WXLM (FM)	A	100	3	102.3 MHz	4/1/2006
	WMOS (FM)	A	96	6	104.7 MHz	6/1/2006
New Orleans, LA	KMEZ (FM)	C3	184	4.7	102.9 MHz	6/1/2004
	KKND (FM)	C1	299	98	106.7 MHz	6/1/2004
	WPRF (FM)	C3	134	14	94.9 MHz	6/1/2004
	WOPR (FM)	A	106	5.3	94.7 MHz	6/1/2004
	WCKW - FM	C	593	100	92.3 MHz	6/1/2004
Oklahoma City, OK	KATT - FM	C	363	97	100.5 MHz	6/1/2005
	KKWD (FM)	A	96	6	97.9 MHz	6/1/2005
	WWLS - FM	A	100	6	104.9 MHz	6/1/2005
	KYIS (FM)	C	335.3	100	98.9 MHz	6/1/2005
	WWLS (AM)	B	N/A	5.0/1.0	640 kHz	6/1/2005
	KSYY (FM)	A	256	0.8	105.3 MHz	6/1/2005
	WKY (AM)	B	N/A	5.0/5.0	930 kHz	6/1/2005
Portland, ME	WBLM (FM)	C	436	100	102.9 MHz	4/1/2006
	WCLZ (FM)	B	122	48	98.9 MHz	4/1/2006
	WCYI (FM)	B	193	27.5	93.9 MHz	4/1/2006
	WCYY (FM)	B1	147	11.5	94.3 MHz	4/1/2006
	WHOM (FM)	C	1140.9	48	94.9 MHz	4/1/2006
	WJBQ (FM)	B	271.3	16	97.9 MHz	4/1/2006
Portsmouth/Dover/Rochester, NH	WOKQ (FM)	B	150	50	97.5 MHz	4/1/2006
	WPKQ (FM)	C	1181	21.5	103.7 MHz	4/1/2006
	WSAK (FM)	A	100	3	102.1 MHz	4/1/2006
	WSHK (FM)	A	113.1	2.2	105.3 MHz	4/1/2006
Presque Isle, ME	WBPW (FM)	C1	131	100	96.9 MHz	4/1/2006
	WOZI (FM)	C2	368	7.9	101.9 MHz	4/1/2006
	WQHR (FM)	C	390	95	96.1 MHz	4/1/2006
Providence, RI	WPRO (AM)	B	N/A	5	630 kHz	4/1/2006
	WPRO - FM	B	168	39	92.3 MHz	4/1/2006
	WSKO (AM)	B	N/A	5	790 kHz	4/1/2006
	WSKO - FM	A	163	2.3	99.7 MHz	4/1/2006
	WWLI (FM)	B	152	50	105.1 MHz	4/1/2006
	WKKB (FM)	A	200	1.55	100.3 MHz	4/1/2006
Reno, NV	KBUL - FM	C	699	72	98.1 MHz	10/1/2005
	KKOH (AM)	B	N/A	50	780 kHz	10/1/2005
	KNEV (FM)	C	695	60	95.5 MHz	10/1/2005
	KWYL (FM)	C	892	39	102.9 MHz	10/1/2005
Saginaw/Bay City, MI	WHNN (FM)	C	311	100	96.1 MHz	10/1/2004
	WILZ (FM)	A	126	2.9	104.5 MHz	10/1/2004
	WIOG (FM)	B	244	86	102.5 MHz	10/1/2004
	WKQZ (FM)	C2	169	39.2	93.3 MHz	10/1/2004

	WYLZ (FM)	A	151	2.6	100.9 MHz	10/1/2004
Salt Lake City, UT	KBEE (AM)	D	N/A	10.0/0.196	860 kHz	10/1/2005
	KBEE - FM	C	894	40	98.7 MHz	10/1/2005
	KBER (FM)	C	1140	25	101.1 MHz	10/1/2005
	KENZ (FM)	C	869	43	107.5 MHz	10/1/2005
	KFNZ (AM)	B	N/A	5	1320 kHz	10/1/2005
	KJQS (AM)	C	N/A	1	1230 kHz	10/1/2005
	KUBL - FM	C	1140	26	93.3 MHz	10/1/2005
Spokane, WA	KZBD (FM)	C	582	100	105.7 MHz	2/1/2006
	KEYF (AM)	B	N/A	5/.26	1050 kHz	2/1/2006
	KDRK - FM	C	725	52	93.7 MHz	2/1/2006
	KEYF - FM	C	490	100	101.1 MHz	2/1/2006
	KGA (AM)	A	N/A	50	1510 kHz	2/1/2006
	KJRB (AM)	B	N/A	5	790 kHz	2/1/2006
	KYWL (FM)	C1	432	39	103.9 MHz	2/1/2006
Stockton, CA	KJOY (FM)	A	98	4	99.3 MHz	10/1/2005
	KWIN (FM)	A	97	3	97.7 MHz	12/1/2005
Syracuse, NY	WAQX - FM	B1	91	25	95.7 MHz	6/1/2006
	WLTI (FM)	A	61	4	105.9 MHz	6/1/2006
	WNSS (AM)	B1	N/A	5	1260 kHz	6/1/2006
	WNTQ (FM)	B1	201	97	93.1 MHz	6/1/2006
Tucson, AZ	KCUB (AM)	B	N/A	1	1290 kHz	10/1/2005
	KHYT (FM)	C	620	82	107.5 MHz	10/1/2005
	KIIM - FM	C	621	90	99.5 MHz	10/1/2005
	KSZR (FM)	A	93	6	97.5 MHz	10/1/2005
	KTUC (AM)	C	N/A	1	1400 kHz	10/1/2005
Wilkes-Barre/Scranton, PA	WARM (AM)	B	N/A	5	590 kHz	8/1/2006
	WBHT (FM)	A	336	0.5	97.1 MHz	8/1/2006
	WBSX (FM)	B	222	19.5	97.9 MHz	8/1/2006
	WCWQ (FM)	A	207	1.45	93.7 MHz	8/1/2006
	WBHD (FM)	A	308	0.3	95.7 MHz	8/1/2006
	WMGS (FM)	B	422	5.3	92.9 MHz	8/1/2006
Worcester, MA	WORC - FM	A	125	1.87	98.9 MHz	4/1/2006
	WWFX (FM)	A	146	2.85	100.1 MHz	4/1/2006
	WXLO (FM)	B	172	37	104.5 MHz	4/1/2006

Transfers or Assignments of Licenses

        The Communications Act prohibits the assignment of a broadcast license or transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant approval, the FCC considers a number of factors pertaining to the licensee (and proposed licensee), including:

  •
  compliance with the various rules and policies limiting common ownership of media properties in a given market;

  •
  the "character" of the licensee and those persons holding "attributable" interests in the licensee; and

  •
  compliance with the Communications Act's limitations on alien ownership, as well as compliance with other FCC regulations and policies.

        To obtain FCC consent to assign a broadcast license or transfer control of a broadcast licensee, appropriate applications must be filed with the FCC. If the application involves a "substantial change" in ownership or control, the application must be placed on public notice for not less than 30 days during which time interested parties, including listeners, advertisers and competitors, may file petitions to deny or other objections against the application. These types of petitions are filed from time to time with respect to proposed acquisitions. Informal objections to assignment and transfer of control applications may be filed at any time up until the FCC acts on the application. Once the FCC staff grants an application, interested parties may seek reconsideration of that grant for 30 days, after which time the FCC may for another ten days reconsider the grant of the FCC staff on the FCC's own motion. If the application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application.

Multiple Ownership Rules

        The FCC rules impose specific limits on the number of commercial radio stations an entity can own in a particular geographic area. These local radio ownership rules preclude us from acquiring certain stations we might otherwise seek to acquire. The rules also effectively prevent us from selling stations in an area to a buyer that has reached its ownership limit in the market unless the buyer divests other stations. The local radio ownership rules are as follows:

  •
  in markets with 45 or more radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

  •
  in markets with 30 to 44 radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

  •
  in markets with 15 to 29 radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

  •
  in markets with 14 or fewer radio stations, ownership is limited to five commercial stations or no more than 50% of the market's total, whichever is lower, and no more than three of which can be either AM or FM.

        On June 2, 2003, the FCC concluded an omnibus rulemaking proceeding in which it examined all broadcast ownership rules, including the local radio ownership rule, the broadcast-newspaper ownership rule, the radio-television cross-ownership rule, the local television ownership rule, the national television ownership rule and the dual network rule. With respect to radio, the FCC retained the specific limits on the number of commercial radio stations an entity can own in a particular geographic market. The FCC, however, changed the way it defines the relevant geographic market and counts the number of stations in that market. The FCC abandoned the "signal contour" method of defining the market for radio stations that are located in areas where Arbitron ranks stations. These geographic areas are called "Arbitron Metros". Under the new rules, the FCC determines the number of radio stations in an Arbitron Metro, for purposes of determining the ownership limit, by counting all commercial and non-commercial radio stations licensed to communities within the Arbitron Metro, plus all radio stations licensed to communities located outside of the Metro but treated by Arbitron as "home" to the Metro. Unlike under the previous rules, both commercial and non-commercial stations are counted in determining the number of stations in a market. The FCC uses the same methodology to determine the number of stations that a single company is deemed to own or control, directly or by attribution.

        For radio stations located outside of an Arbitron Metro, the FCC will continue to use its previous signal contour-based methodology, with two modifications. The FCC also initiated a new rulemaking proceeding to develop a new method of defining markets located outside of Arbitron Metros. We own few radio stations in unrated markets. We do not believe that the FCC's rule changes as they apply to unrated markets will have any material effect on our business plan.

        The FCC's rule changes as they apply to radio stations in Arbitron Metros have several potential adverse effects. In some markets, the new rules have the effect of both (i) decreasing the number of radio stations deemed to be in the market overall, thereby lowering the applicable ownership tier, and (ii) increasing the number of radio stations that we are deemed to own in the market. For example, the number of overall stations in some of our markets will be reduced from 45 or more to fewer than 45, thereby reducing the applicable ownership limit from eight radio stations, no more than five of which may be AM or FM, to seven radio stations, no more than four of which may be AM or FM. In addition, in several markets, we will be deemed to own or control more radio stations than we were deemed to own or control under the old rules.

        Our existing station portfolio exceeds the applicable ownership limit under the new Arbitron Metro rule by approximately twelve stations in nine markets. Furthermore, some of our existing station portfolio may be subject to compliance with both the Arbitron-Metro based rule and the modified signal-contour methodology. It is not yet clear how the FCC will apply its new ownership rules in this situation. Under the new rules, however, we will not be required to divest existing owned stations in order to come into compliance with the new limits. Instead, existing ownership combinations are "grandfathered." Divestitures will be required only if we seek to transfer control of the stations or we attempt to acquire additional stations in the market. The FCC's rules contain an exception to the divestiture requirement in the case of transfers to "small businesses" as defined by the FCC. The rules also contain an exception to the divestiture requirement in the case of pro forma transfers of control, which we believe would apply in the event of any transfer of control that may be deemed to occur if as a result of future offerings by us or sales by the Forstmann Little partnerships, the Forstmann Little partnerships cease to own a controlling interest in us, or, there is a change in control of the Forstmann Little partnerships, provided that no other person acquires control.

        Under the FCC's current rules, radio stations that are operated under local marketing agreements may be treated as owned for purposes of the local radio ownership limit. See "—Time Brokerage". The new rules extend this treatment to certain joint sales agreements. Some of our existing local marketing agreements and joint sales agreements do not comply with the new local radio ownership rule. Unlike existing ownership combinations, non-compliant joint sales agreements and local marketing agreements are not permanently grandfathered, but must be terminated, if non-compliant, no later than two years after the new rules become effective.

        In addition, we have determined that our pending acquisition in the Providence, RI market may not comply with the new rules. With respect to the Providence acquisition, we intend to request a waiver or agree to divest, as necessary, to comply with the new rules.

        The FCC also eliminated the cross-ownership rules that limited or prohibited radio station ownership by the owner of television stations or a daily newspaper in the same market and replaced these rules with a new cross-media rule. Under the new cross-media rule, the following limits apply:

  •
  in markets with three or fewer TV stations, no cross-ownership is permitted among TV, radio and newspapers, although a company may request a waiver if it can show that the TV station does not serve the area served by the cross-owned property (i.e. the radio station or newspaper);

  •
  in markets with between four and eight TV stations, combinations are limited to one of the following:

  •
  a daily newspaper, one TV station, and up to half of the radio station limit for that market, or

  •
  a daily newspaper, and up to the radio station limit for that market, but no TV stations, or

  •
  two TV stations (if permissible under the local TV ownership rule), and up to the radio station limit for that market, but no daily newspapers.

  •
  in markets with nine or more TV stations, the FCC eliminated the newspaper-broadcast cross-ownership ban and the television-radio cross-ownership ban.

        The new rules were to become effective on September 4, 2003, but were stayed by the U.S. Court of Appeals for the Third Circuit on September 3, 2003 pending the outcome of appeals filed by several entities. A number of parties also filed requests with the FCC seeking reconsideration of certain aspects of the new rules. Although the FCC is currently processing assignment and transfer of control applications using the rules in effect prior to the June 2, 2003 decision, if a proposed acquisition would not comply with the new rules, processing of the FCC application related to the acquisition may be delayed. There is significant congressional opposition to the new rules, and bills were introduced in the 108th Congress, 1st Session to modify or repeal the FCC's action. On June 19, 2003, the Senate Committee on Commerce, Science and Transportation reported S. 1046, which would repeal several of the ownership rules adopted by the FCC on June 2, 2003. S. 1046, as reported by the Senate Commerce Committee, would also eliminate grandfathering of non-compliant radio combinations within one year of enactment. S. 1046 would also reinstate the radio/TV cross-ownership and newspaper/broadcast cross-ownership rules, reinstate the 35% cap on national television ownership, require the FCC to review the media ownership rules every five years, rather than every two years as currently required by the Telecommunications Act of 1996, and require the FCC to hold at least five public hearings before the next modification of media ownership rules.

        In addition, on June 26, 2003, the Senate Commerce Committee reported S. 1264, the annual legislation authorizing and appropriating funds for the FCC. This legislation also includes several media-related provisions, including with respect to the ownership rules, instructing the FCC to review its media ownership rules every five years, rather than every two years as currently required, expressly allowing the FCC to strengthen or broaden any ownership restriction as necessary in the public interest, and disallowing the 50% discount for UHF television stations purchased or transferred after June 2, 2003 for purposes of calculating the national audience reach of a television station group and compliance with the television national audience cap. On July 15, 2003, several Senators introduced a resolution, S.J. Res. 17, that if adopted would void the new ownership rules under the Congressional Review Act.

        On July 23, 2003, the House of Representatives approved by an overwhelming vote the Fiscal Year 2004 Commerce, Justice, and State Spending Bill. This appropriations bill includes a provision that would prohibit the FCC from using any authorized funds to grant licenses for a commercial television station if the grant would result in the licensee having a national audience reach in excess of 35%. The Senate has not yet approved, but will consider in the near future, a similar appropriations bill. Any differences between the House and Senate appropriations bills will be resolved during the committee conference on these bills. The House appropriations bill as approved only relates to television ownership, not radio, and therefore would have no effect on us.

        At this time, it is uncertain whether any potential congressional proposals will become law or what effect such legislation will have on us and our ability to acquire additional stations. If the provision of S. 1046 requiring divestitures to come into compliance with the Arbitron-based geographic market approach for defining local radio markets were to become law, we would be required to divest approximately twelve stations in nine markets. We have evaluated the potential impact of this divestiture requirement and we believe that the required divestitures would not have a materially adverse effect on us as a whole, because we could come into compliance by divesting underperforming or technically inferior stations, and divestitures may have the effect of leveling the competitive playing field in markets where existing competitors own radio stations in excess of the new limits. In addition, the requirement that other companies divest stations may create acquisition opportunities for us in other markets.

Ownership Attribution Rules

        The FCC's multiple ownership rules apply to "attributable" interests in broadcast stations or daily newspapers held by an individual, corporation, partnership or other association. In the case of corporations directly or indirectly controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock are generally attributable. Some passive investors are attributable only if they hold 20% or more of the corporation's voting stock. However, all minority shareholder interests (other than interests subject to the debt/equity rule discussed in the next paragraph) are exempt from attribution if a single shareholder controls a majority of the voting shares in the corporation. Although the FCC had previously revoked the single majority shareholder exemption, on December 3, 2001, following a court decision that found the FCC's elimination of the exemption in the context of the FCC's cable ownership attribution rules to be arbitrary and capricious, the FCC suspended enforcement of the elimination of the exemption pending the outcome of a rulemaking to reconsider this matter.

        Notwithstanding the presence of a single majority shareholder, the FCC will attribute the interests of various creditors or investors in a corporation under the so-called "debt/equity plus" rule. Under this rule, a major programming supplier or a same-market owner will be treated as an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15% of the station's weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television, and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the debt/equity plus rule.

        The attribution rules could limit the number of radio stations we may acquire or own in any market and may also limit the ability of various potential buyers of stations owned by us from being able to purchase some or all of the stations that they might otherwise wish to purchase from us. To address the possibility that attributable interests held by minority shareholders could limit our ability to acquire stations, our certificate of incorporation provides that our capital stock is subject to redemption by action of our board of directors to the extent necessary to bring us into compliance with the FCC's ownership rules.

Alien Ownership Rules

        The Communications Act prohibits the issuance or holding of broadcast licenses by aliens, including any corporation if more than 20% of its capital stock is collectively owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens, if the FCC finds that the prohibition is in the public interest. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such affirmative findings only in limited circumstances. These restrictions apply in similar fashion to other forms of businesses and organizations, including partnerships and limited liability companies. Our certificate of incorporation provides that our capital stock is subject to redemption by action of our board of directors to the extent necessary to bring us into compliance with the Communications Act or FCC regulations or prevent the loss of any of our FCC licenses.

Time Brokerage

        Over the years, a number of radio stations have entered into what have commonly been referred to as time brokerage agreements or local marketing agreements. While these agreements may take varying forms, under a typical time brokerage agreement, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these arrangements, separately owned stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of time brokerage agreement is a programming agreement between two separately owned radio stations serving a common service area, whereby the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments.

        The FCC's rules provide that a radio station that brokers more than 15% of its weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, in a market where we own a radio station, we would not be permitted to enter into a time brokerage agreement with another local radio station in the same market that we could not own under the local ownership rules, unless our programming on the brokered station constituted 15% or less of the other local station's programming time on a weekly basis. FCC rules also prohibit a radio station from duplicating more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) directly or through a time brokerage agreement where the brokered and brokering stations that it owns or programs serve substantially the same area.

        The FCC's new ownership rules extend ownership attribution to certain joint sales agreements as well. See "—Multiple Ownership Rules". Under a joint sales agreement, one radio station sells the commercial time on a separately owned and licensed radio station, but does not provide programming as under a time brokerage or local marketing agreement. A radio station that sells more than 15% of the advertising time of another radio station in the same market will be considered to have an attributable ownership interest in the other station for purposes of the FCC's multiple ownership rules. As a result, we will no longer be able to enter into a joint sales agreement providing for the sale of more than 15% of the advertising time of another radio station that we could not own. Under the FCC's new ownership rules, companies have two years to terminate non-compliant time brokerage and joint sales agreements or otherwise come into compliance with the new limits. We do not believe that termination of these agreements or our actions to come into compliance with the new rules with respect to these agreements will have a material impact on our business or our results of operations.

Programming and Operation

        The Communications Act requires broadcasters to serve the public interest. Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, although listener complaints may be filed and considered at any time and must be maintained in the station's public file. The FCC has recently begun more vigorous enforcement of its indecency rules against the broadcasting industry as a whole, including threatening to initiate license revocation proceedings against stations for "serious" violations. We have one outstanding indecency proceeding against our station in Albuquerque, NM. The pendancy of this proceeding, as well as the FCC's more vigorous enforcement of its indecency rules, may encourage third parties to challenge our license renewal or assignment applications.

        Stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, the advertisement of casinos and lotteries, sponsorship identification and technical operations, including limits on radio frequency radiation.

        The FCC adopted new EEO rules for broadcasters which became effective March 10, 2003. The new rules are outreach and recruitment focused and require that broadcasters: (1) widely disseminate information for each full-time job vacancy, except for vacancies filled in exigent circumstances; (2) provide notification to community and recruitment organizations that have requested information on all or selected job vacancies; and (3) participate in "longer-term" recruitment initiatives, such as job fairs, internships, scholarships and EEO/anti-discrimination training programs. Broadcasters remain subject to the FCC's anti-discrimination policy but the use of minority or women-targeted recruitment sources is no longer mandated. The new rules also require a broadcaster to keep extensive internal records regarding its recruitment efforts including information regarding its recruitment sources and interviewees, notification to requesting community groups and specifics regarding participation in the longer-term initiatives. Broadcasters must also prepare and place in the public inspection file (and on their website if they maintain one) an annual EEO public file report that details recruitment efforts and interviewee totals, the referral sources used for each vacancy, the community groups notified, and specifics regarding participation in longer-term recruitment initiatives. Broadcasters are subject to an FCC mid-term review in the fourth year of the license term and an FCC review as part of the license renewal application, both requiring the submission of the annual EEO public file report for the preceding two years with a statement certifying that the broadcaster's reports are accurate. As of June 30, 2003, the FCC has not reinstated its requirement for a broadcaster to submit its annual workforce employment information to the FCC for statistical purposes. The FCC is expected to address the workforce employment information and filing requirements in a separate Report and Order. Also pending is the FCC's review of recruitment requirements for part-time vacancies and it issued a Further Notice of Proposed Rulemaking in conjunction with the new rules to solicit public comment on this issue. The FCC is expected to issue final rules regarding part-time vacancies in 2004.

        The FCC has issued a decision holding that a broadcast station may not deny a candidate for federal political office a request for broadcast advertising time solely on the grounds that the amount of time requested is not the standard length of time which the station offers to its commercial advertisers. The effect that this FCC decision will have on our programming and commercial advertising is uncertain at this time.

        Periodically, we may be required to obtain special temporary authority (STA) from the FCC to operate one or more of the stations in a manner different from the licensed parameters so that we can complete scheduled construction or maintenance or so that we may repair damaged or broken equipment without interrupting service. We are currently operating some stations under STAs in the ordinary course of business.

        In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether we have broadcast indecent programming or violated technical requirements.

Proposed and Recent Changes

        Congress, the FCC or other federal agencies may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance acquisitions. These matters include:

  •
  changes in the FCC's ownership rules and policies, including changes to the local radio ownership rules and the limitations on the cross-ownership of radio and other media (see "—Multiple Ownership Rules");

  •
  proposals to increase regulatory fees or to impose spectrum use or other fees on FCC licensees;

  •
  technical and frequency allocation matters and changes to broadcast technical requirements;

  •
  proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

  •
  proposals to restrict or prohibit the advertising of on-line casinos or on-line sports-betting services;

  •
  proposals to limit the tax deductibility of advertising expenses by advertisers;

  •
  restatement in revised form of FCC's equal employment opportunity rules and revision to rules relating to political broadcasting; and

  •
  proposals to regulate or prohibit payments to stations by independent record promoters.

        The FCC recently selected In-Band, On-Channel™ technology as the exclusive standard for digital services for terrestrial AM and FM broadcasters. The FCC has authorized the immediate commencement of "hybrid" transmissions—simultaneous transmissions in both analog and digital—pending the adoption of formal licensing and service rules, using In-Band, On-Channel™ systems for FM stations. Tests of the In-Band, On Channel™ technology for AM stations are ongoing and hybrid transmissions for AM stations have not yet been authorized. Digital audio broadcasting's advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band, On-Channel™ technology will permit radio stations to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what formal licensing and service rules the FCC will adopt regarding digital audio broadcasting and what effect these regulations will have on our business or the operations of our stations.

        In January 2000, the FCC created a new low power FM radio service. The new low power stations operate at a maximum power of between ten and 100 watts in the existing FM commercial and non-commercial band. Low power stations may be used by governmental and non-profit organizations to provide non-commercial educational programming or public safety and transportation radio services. No existing broadcaster or other media entity is permitted to have an ownership interest or enter into any program or operating agreement with any low power FM station. During the first two years of the new service, applicants must be based in the area that they propose to serve. Applicants are not permitted to own more than one station nationwide during the initial two-year period. After the initial two-year period, entities are allowed to own up to five stations nationwide, and after three years, the limit will be raised to ten stations nationwide. A single person or entity may not own two low power stations whose transmitters are less than seven miles from each other. The authorizations for the new stations are not transferable. In April 2001, the FCC adopted a third channel interference protection standard, and prohibited any applicant from obtaining a low power FM station who has previously operated a station without a license.

        At this time it is difficult to assess the competitive impact of these new stations. Although the new low power stations must comply with certain technical requirements aimed at protecting existing FM radio stations from interference, we cannot be certain of the level of interference that low power stations will cause after they begin operating. Moreover, if low power FM stations are licensed in the markets in which we operate, the low power stations may compete with us for listeners. The low power stations may also limit our ability to obtain new licenses or to modify our existing facilities, or cause interference to areas of existing service that are not protected by the FCC's rules, any of which may have a material adverse effect on our business.

        On January 28, 2003, Senator Russell Feingold reintroduced a bill in the U.S. Senate entitled "The Competition in Radio and Concert Industries Act". The bill purports to address anti-competitive practices in the radio and concert industries. Among other things, the bill would impose a 60% national audience reach cap for commercial radio stations and a local radio ownership cap of 35% of the local audience share or 35% of the local radio revenue. It would also prohibit the FCC from relaxing the present local numerical radio ownership caps. The bill would further regulate local marketing agreements, joint sales agreements and other contractual relationships between radio stations, including limiting the duration of local marketing agreements entered into after the enactment of the legislation to no more than one year.

        The Feingold legislation would also modify Federal law that prohibits the payment of money, services or other valuable consideration to a radio station or station employee in exchange for the inclusion of any matter in the station's programming without on-air disclosure (known as payola). Currently, many radio stations, including stations owned by us, have arrangements with independent record promoters pursuant to which stations receive consideration from promoters in exchange for giving those promoters advance notice of new songs added to a particular station's play-list. The Feingold legislation would prohibit a radio station from using its control over any matter broadcast to extract consideration from a record company, artist, concert promoter, or other entity. It is unclear what impact the legislation, if adopted, would have on existing relationships between radio stations and independent record promoters.

        We cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

Federal Antitrust Considerations

        The Federal Trade Commission and the Department of Justice, which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws, have been increasingly active recently in their review of radio station acquisitions, particularly where an operator proposes to acquire additional stations in its existing markets.

        For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules promulgated thereunder, require the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. During the initial 30-day period after the filing, the agencies decide which of them will investigate the transaction. If the investigating agency determines that the transaction does not raise significant antitrust issues, then it will either terminate the waiting period or allow it to expire after the initial 30 days. On the other hand, if the agency determines that the transaction requires a more detailed investigation, then, at the conclusion of the initial 30-day period, it will issue a formal request for additional information. The issuance of a formal request extends the waiting period until the 20th calendar day after the date of substantial compliance by all parties to the acquisition. Thereafter, the waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a formal request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including persuading the agency that the proposed acquisition would not violate the antitrust laws, restructuring the proposed acquisition, divestiture of other assets of one or more parties, or abandonment of the transaction. These discussions and negotiations can be time consuming, and the parties may agree to delay completion of the acquisition during their pendency.

        At any time before or after the completion of a proposed acquisition, the Federal Trade Commission or the Department of Justice could take action under the antitrust laws as it considers necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business or other assets acquired. Acquisitions that are not required to be reported under the Hart-Scott-Rodino Act may be investigated by the Federal Trade Commission or the Department of Justice under the antitrust laws before or after completion. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

        As part of its increased scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that commencement of operations under time brokerage agreements, local marketing agreements, joint sales agreements and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Act could violate the Hart-Scott-Rodino Act. In connection with acquisitions subject to the waiting period under the Hart-Scott-Rodino Act, so long as the Department of Justice policy on the issue remains unchanged, we would not expect to commence operation of any affected station to be acquired under a time brokerage agreement, local marketing agreement or similar agreement until the waiting period has expired or been terminated.

Environmental

        As the owner, lessee, or operator of various real properties and facilities, we are subject to various federal, state, and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.

Seasonality

        In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenue is lowest in the first calendar quarter of the year and highest in the second and fourth calendar quarters of the year.

Employees

        As of December 31, 2003, we had 1,215 full-time employees and 1,185 part-time employees. None of these employees is covered by collective bargaining agreements. We consider our relations with our employees generally to be good.

        We employ several on-air personalities in our respective markets. We enter into employment agreements with certain on-air personalities in order to protect our interests in these employee relationships. We do not believe that the loss of any one of these on-air personalities would have a material adverse effect on our consolidated financial condition or results of operations.

Available Information

        Our Internet address is www.citadelbroadcasting.com. You may obtain through our Internet website, free of charge, access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Forward Looking Statements

        This Form 10-K includes forward-looking statements, including those that relate to our future plans, objectives, expectations and intentions, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "expects", "anticipates", "intends", "believes", "estimates", "seeks", and variations of these words and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under "Risk Factors", that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

  •
  Advertising demand in our markets;

  •
  The possibility that advertisers may cancel or postpone schedules in response to political events;

  •
  General economic and business conditions, both nationally and in the regions in which we operate;

  •
  Technology changes;

  •
  Competition;

  •
  Our success in executing and integrating acquisitions;

  •
  Our ability to generate sufficient cash flow to meet our debt service obligations and finance operations;

  •
  Our ability to secure financing on attractive terms;

  •
  Changes in business strategy or development plans;

  •
  The ability to attract and retain qualified personnel;

  •
  Existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

  •
  Liability and other claims asserted against us; and

  •
  The level of success of our operating initiatives and strategy.

        Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-K, and, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we assume no obligation to update or revise them for events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, or to provide reasons why actual results may differ.

Risk Factors

        The following factors (in addition to others) could have a material impact on our business:

Decreased spending by advertisers can adversely affect our advertising revenue.

        Since virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations, a recession or downturn in the United States economy could have an adverse effect on us as advertisers generally reduce their spending during economic downturns. In addition, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets could be adversely affected by local or regional economic downturns. For example, in 2001, due to weakness in the general advertising sector and in our markets, which was further exacerbated by the events of September 11, our pro forma net broadcasting revenue declined 8.5%.

We may lose audience share and advertising revenue to competing radio stations or other types of media competitors.

        We operate in a highly competitive industry. Our radio stations compete for audiences and advertising revenue with other radio stations and station groups, as well as with other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, the Internet and direct mail. Audience ratings and market shares are subject to change. Any adverse change in a particular market, or adverse change in the relative market positions of the stations located in a particular market could have a material adverse effect on our revenue or ratings, could require increased promotion or other expenses in that market, and could adversely affect our revenue in other markets. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. Our radio stations may not be able to maintain or increase their current audience ratings and advertising revenue. In addition, from time to time, other stations may change their format or programming, a new station may adopt a format to compete directly with our stations for audiences and advertisers, or stations might engage in aggressive promotional campaigns. These tactics could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Audience preferences as to format or programming may also shift due to demographic or other reasons. Any failure by us to respond, or to respond as quickly as our competitors, could have an adverse effect on our business and financial performance. We cannot assure you that we will be able to maintain or increase our current audience ratings and advertising revenue.

We have substantial indebtedness that could limit our ability to grow and compete.

        Our financial leverage and, as a result, our debt service obligations, may have an impact on our financial results and operations, including limiting our ability to:

  •
  obtain additional financing for working capital, capital expenditures, acquisitions, debt payments or other corporate purposes;

  •
  compete with competitors that are better capitalized than us; and

  •
  react to changing market conditions, changes in our industry and economic downturns.

        As of December 31, 2003, we had indebtedness of $669.0 million, consisting of $500.0 million of subordinated debentures, $168.1 million under our credit facility and $0.9 million of other indebtedness. Under our credit facility, as of December 31, 2003, we may borrow up to an additional $101.0 million under the revolving portion of our credit facility, in addition to up to $400.0 million that we may solicit under an incremental facility. We may reborrow under our revolving credit facility as needed to fund our working capital needs, for general corporate purposes and to fund the acquisitions of additional radio stations. As of February 29, 2004, after applying the proceeds from our concurrent offerings of 9,630,000 shares of common stock and $330.0 million of convertible notes due 2011 and our repayment of $500.0 million of subordinated debentures, we had indebtedness of $500.9 million.

If we lose key personnel, including on-air talent, our business could be disrupted and our financial performance could suffer.

        Our business depends upon the continued efforts, abilities and expertise of our executive officers, primarily our Chairman and Chief Executive Officer, Farid Suleman, who joined us in March 2002. We believe that the unique combination of skills and experience possessed by Mr. Suleman would be difficult to replace, and his loss could have a material adverse effect on us, including impairing our ability to execute our business strategy. Mr. Suleman does not have a formal employment agreement. Additionally, our radio stations employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective broadcast markets. These on-air personalities are sometimes significantly responsible for the ranking of a station, and for the ability of the station to sell advertising. We cannot assure you that these individuals will remain with our radio stations or will retain their audiences.

We have a history of net losses that may continue for the foreseeable future.

        Our predecessor company had a net loss of $149.3 million for the period from January 1, 2001 through June 25, 2001, and we had a net loss of $53.6 million for the period from June 26, 2001 through December 31, 2001, a net loss of $89.2 million for the year ended December 31, 2002 and a net loss of $89.6 million for the year ended December 31, 2003. The primary reasons for these losses are significant charges for depreciation and amortization relating to our acquisition of Citadel Communications and the acquisition of radio stations, interest charges on our outstanding debt and corporate non-cash deferred stock compensation. If we acquire additional stations, these charges, except for corporate non-cash deferred stock compensation, may increase further. We cannot assure you that we will become profitable in the future and our failure to do so could harm our business and cause the value of our common stock to decline.

If we cannot renew our FCC licenses, our business will be impaired.

        Our business depends upon maintaining our broadcasting licenses issued by the FCC (Federal Communications Commission), which are issued currently for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them only with significant qualifications, including renewals for less than a full term. We cannot assure you that our pending or future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations. If we fail to renew, or renew with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years) any of our licenses, it could prevent us from operating the affected station and generating revenue from it. Moreover, governmental regulations and policies may change over time and the changes may have a material adverse impact upon our business, financial condition and results of operations.

We could experience delays in expanding our business, be prevented from making acquisitions or be required to divest radio stations due to antitrust laws and other legislative and regulatory considerations.

        The Federal Trade Commission, the United States Department of Justice and the FCC carefully review our proposed business acquisitions and dispositions under their respective regulatory authority, focusing on the effects on competition, the number of stations owned in a market and the effects on concentration of market revenue share. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed transaction or could require us to modify or abandon an otherwise attractive opportunity.

        The radio broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act of 1934, as amended, which we refer to as the Communications Act, and FCC rules and policies limit the number of broadcasting properties that any person or entity may own, directly or by attribution, in any market and require FCC approval for transfers of control and assignments of licenses. The filing of petitions or complaints against us or any FCC licensee from which we acquire a station could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on its consent to the assignment or transfer of control of licenses. The Communications Act and FCC rules and policies also impose limitations on non-U.S. ownership and voting of our capital stock. On June 2, 2003, the FCC concluded an omnibus rulemaking proceeding in which it examined all broadcast ownership rules, including the local radio ownership rule, the broadcast-newspaper ownership rule, the radio-television cross-ownership rule, the local television ownership rule, the national television ownership rule and the dual network rule. The FCC made significant changes to the local radio ownership rule and the way that it reviews radio station transactions. As a result of these changes, our existing station portfolio will exceed the applicable ownership limit in several markets. Existing ownership combinations, however, are "grandfathered," meaning the FCC will not require us to divest stations that we currently own in order to come into compliance with the new rules. The new rules will limit our ability to acquire radio stations that we would have been permitted to acquire under the old rules. Pending transactions are also subject to the new rule. Various aspects of these rule changes were appealed by a number of different entities. The rules were to become effective on September 4, 2003, but were stayed by the U.S. Court of Appeals for the Third Circuit on September 3, 2003. A number of parties also filed requests with the FCC seeking reconsideration of certain aspects of the new rules, including, without limitation, the grandfathering provisions discussed above. In addition, there is significant congressional opposition to the new rules, and bills have been introduced in Congress to modify or repeal the FCC's action, including a requirement that companies divest stations to come into compliance with the revised rules. If the new rules go into effect, we will be required to request a waiver or divest one or more stations, as necessary, in order to obtain FCC approval to consummate our pending acquisition in the Providence, RI market, which we have determined may not comply with the new rules.

There are risks associated with our acquisition strategy.

        Our current acquisition strategy is to identify and acquire radio stations that would expand our station clusters in existing and contiguous markets, as well as provide us entry into new markets that rank in the top 100 based on total market revenue. We believe that the most material risks related to this strategy are:

  •
  increases in prices for radio stations due to increased competition for acquisition opportunities;

  •
  reduction in the number of suitable acquisition targets resulting from continued industry consolidation; and

  •
  failure or unanticipated delays in completing acquisitions due to difficulties in obtaining required regulatory approval, including potential delays resulting from the uncertainty regarding legal challenges to the FCC's adoption of new broadcast ownership rules.

        Additional risks, which we have not yet experienced to a material degree, include:

  •
  difficulty in integrating operations and systems and managing a large and geographically diverse group of stations;

  •
  reduction in the number of suitable acquisition targets resulting from the more restrictive local radio ownership rule adopted by the FCC in June 2003 if such rule becomes effective;

  •
  failure of some acquisitions to prove profitable or generate sufficient cash flow;

  •
  issuance of large amounts of common stock in order to purchase radio stations;

  •
  need to finance acquisitions through funding from the credit or capital markets; and

  •
  inability to finance acquisitions on acceptable terms.

In order to remain competitive, we must respond to changes in technology, services and standards which characterize our industry.

        The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies. We may not have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being developed, including the following:

  •
  audio programming by cable television systems, direct broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

  •
  satellite digital audio radio service, which is provided by two companies offering national satellite radio services, including numerous niche formats, with sound quality comparable to that of compact discs;

  •
  in-band on-channel digital radio, which could improve the quality of existing AM and FM stations, including stations owned by us; and

  •
  low-power FM radio, which could result in additional FM radio broadcast outlets designed to serve small, localized areas.

We are controlled by affiliates of Forstmann Little & Co., whose interests may conflict with those of our other stockholders.

        Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P., which we refer to as the Forstmann Little partnerships, own approximately 58% of our outstanding common stock as of February 29, 2004. Accordingly, they will be able to:

  •
  elect our entire board of directors;

  •
  control our management and policies; and

  •
  determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

        They will also be able to prevent or cause a change in control of us and amend our certificate of incorporation and bylaws at any time.

        Theodore J. Forstmann is the senior partner of, and Sandra J. Horbach and Gordon A. Holmes are general partners of, Forstmann Little & Co. Messrs. Forstmann and Holmes serve as members of our board of directors. Ms. Horbach also serves as a member of our board of directors and as one of our non-executive officers. Our chairman and chief executive officer Farid Suleman is a special limited partner of Forstmann Little & Co. and also provides advice and consulting services to Forstmann Little & Co. Two other directors, Michael A. Miles and J. Anthony Forstmann are special limited partners of Forstmann Little & Co. Mr. Miles also serves on the Forstmann Little advisory board and is an investor in certain portfolio companies of Forstmann Little. J. Anthony Forstmann is the brother of Theodore J. Forstmann. As a result of these relationships, when conflicts between the interests of the

Forstmann Little partnerships and the interests of our other stockholders arise, these directors and officers may not be disinterested. Under Delaware law, although our directors and officers have a duty of loyalty to us, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as the material facts as to the director's or officer's relationship or interest and as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, or the transaction is otherwise fair to us.

        The interests of the Forstmann Little partnerships may conflict with the interests of our other stockholders.

ITEM 2. PROPERTIES AND FACILITIES

        The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

        We currently own studio facilities in 22 of our markets and own transmitter and antenna sites in 41 of our markets. We lease the remaining studio and office facilities, including office space in Las Vegas, NV, which is not related to the operations of a particular station, as well as the remaining transmitter and antenna sites. We do not anticipate any significant difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

ITEM 3.    LEGAL PROCEEDINGS

        In a complaint filed on June 5, 2003, with the United States District Court for the District of Connecticut, we were named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths of certain concertgoers at a Rhode Island nightclub. The complaint contains multiple causes of action, only a small number of which are brought against us, in which our sole involvement was to advertise the concert on one of our stations and to distribute promotional tickets provided by the organizers. The complaint alleges, among other things, that the organizers and sponsors of the concert failed to control crowd size, failed to obtain pyrotechnic permits, failed to inspect fireproofing at the club and failed to maintain emergency exits in workable condition, which contributed to the injuries and deaths of plaintiffs when pyrotechnic devices on the stage ignited soundproofing materials adjacent to the stage during the concert. The complaint alleges that we were a co-sponsor of the concert and asserts claims against us based on theories of joint venture liability and negligence. A motion is currently pending that would remove this case to the United States District Court for the District of Rhode Island and consolidate it with other cases arising out of the Rhode Island nightclub fire before such Court. We believe that plaintiffs' claims against us are without merit and intend to defend these claims vigorously.

        On October 1, 2003, we terminated our National Radio Sales Representation Agreement with McGavren Guild Radio, Inc. ("McGavren"). Based on McGavren's breach of its obligations, we believe that we properly terminated our relationship with McGavren. On October 23, 2003, McGavren filed an arbitration demand seeking damages in excess of $65 million. We believe we have claims against McGavren for failure to perform under the agreement and, on November 20, 2003, we answered McGavren's arbitration demand and served our statement of counterclaim against McGavren. We intend to vigorously pursue our claim and defend the claim asserted by McGavren.

        We have entered into a new sales representation agreement with Katz Media Group, Inc.

        We are subject to other claims and lawsuits arising in the ordinary course of our business. We believe that none of these legal proceedings would have a material adverse impact on our results of operations, cash flows or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth certain information with regard to our executive officers:

        Farid Suleman (age 51) has been our Chairman of the Board and Chief Executive Officer since March 2002. Prior to joining us, from February 2001 to February 2002, Mr. Suleman was President and Chief Executive Officer of Infinity Broadcasting Corp. He was executive Vice President, Chief Financial Officer, Treasurer and a director of Infinity Broadcasting from September 1998 to February 2001 when Infinity Broadcasting was acquired by Viacom Inc.

        Judith A. Ellis (age 55) has been our Chief Operating Officer since February 2003. Prior to joining us, Ms. Ellis served since 1997 as Senior Vice President/Market Manager for Emmis Communications Corporation.

        Randy L. Taylor (age 41) has been our Vice President-Finance since January 2001 and our Secretary since April 2003. From April 1999 to January 2001, Mr. Taylor served as Vice President-Controller. Mr. Taylor served as Controller of Aladdin Gaming Holding, LLC from July 1998 to April 1999 when he joined us.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the New York Stock Exchange on August 1, 2003, under the symbol "CDL." The table below sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock as reported by the NYSE.

	Price Range
	High	Low
Fiscal Year 2003
Third Quarter (beginning August 1, 2003)	$22.08	$18.50
Fourth Quarter	$22.74	$17.92
Fiscal Year 2004
First Quarter (through March 1, 2004)	$22.50	$17.20

Number of Stockholders

        On March 1, 2004, the last reported sale price of our common stock on the NYSE was $18.79 per share. Based on information available to us and our transfer agent, we believe that as of March 4, 2004, there were 8,690 holders of our common stock.

Dividend Policy

        We have not paid dividends in the past and we do not intend to pay any cash dividends for the foreseeable future. We intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Our credit facility limits our ability to pay dividends and make distributions to our stockholders.

Equity Compensation Plan Information

        The following table sets forth, as of December 31, 2003, the number of shares of common stock that are issuable upon the exercise of stock options outstanding under our equity compensation plan, including options held by our Chief Executive Officer that were granted pursuant to a written stock option agreement outside of the stock plan, the weighted average exercise prices of such securities and the number of securities available for grant under the plan.

Plan Category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
Equity Compensation Plans Approved by Shareholders
Citadel Broadcasting Corporation 2002 Long-Term Incentive Plan	5,958,125	$7.39	3,191,875
Equity Compensation Plans Not Approved by Shareholders
None

Total	5,958,125		3,191,875

        In February 2004, we granted 1,665,500 options to purchase shares of our common stock to employees at an exercise price of $19.20 per share, which was equal to the fair market value of our common stock on the date of grant. In March 2004, we granted 20,000 options to purchase shares of our common stock to members of our board of directors at an exercise price of $18.79 per share, which was equal to the fair market value of our common stock on the date of grant.

        In May 2003, we issued 94,400 shares of our Class B common stock to Judith A. Ellis, our Chief Operating Officer. The aggregate purchase price for the 94,400 shares of Class B common stock acquired by Ms. Ellis was $500,320. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

        Immediately before the closing of our initial public offering, we recapitalized as follows:

  •
  Each outstanding share of Class B common stock was exchanged for .518 shares of Class A common stock;

  •
  The Class A common stock was redesignated as common stock; and

  •
  The certificate of incorporation was amended and restated to reflect a single class of common stock, par value $.01 per share.

        Registration under the Securities Act was not required in respect of issuances pursuant to this capitalization because they were made exclusively to existing holders of our securities and did not involve any solicitation. Therefore, these issuances were exempt from registration under the Securities Act pursuant to Section 3(a)(9).

Purchases of Equity Securities

        The following table provides information with respect to our repurchase of shares of our common stock during the quarter ended December 31, 2003. These shares of common stock were repurchased pursuant to the terms of individual agreements with certain employee shareholders. If a shareholder's employment is terminated, we have the option to purchase any unvested shares of common stock held by the shareholder. The purchase price for these shares is the shareholder's cost.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2003	—	$—	—	—
November 1 to November 30, 2003	—	—	—	—
December 1 to December 31, 2003	53,271	6.76	—

Total	53,271		—	—

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        You should read the selected historical consolidated financial data below in conjunction with our consolidated financial statements and the accompanying notes. You should also read Management's Discussion and Analysis of Financial Condition and Results of Operations. All of these materials are included elsewhere in this report. We derived the historical consolidated financial data for the period from January 1, 2001 through June 25, 2001 from the audited consolidated financial statements of our predecessor company. We derived the historical consolidated financial data as of December 31, 2002 and 2003, for the period from June 26, 2001 through December 31, 2001 and for the years ended December 31, 2002 and 2003 from our audited consolidated financial statements. We derived the historical financial data as of December 31, 1999 and 2000 and for the years ended December 31, 1999 and 2000 from the audited consolidated financial statements of our predecessor company, which are not contained in this report. We derived the historical financial data as of December 31, 2001 from our audited consolidated balance sheet, which is not contained in this report. The selected consolidated historical financial data may not be indicative of future performance.

	Company			Predecessor Company
			Period from June 26 through December 31, 2001
	Year Ended December 31,			Period from January 1 through June 25, 2001	Year Ended December 31,
	2003	2002			2000	1999
	(in thousands, except per share amounts)
Operating Data:
Net broadcasting revenue	$371,509	$348,869	$168,187	$155,297	$284,824	$178,495
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	102,237	94,972	55,655	53,960	81,168	53,936
Selling, general and administrative	112,090	114,622	56,938	57,076	96,191	61,376
Corporate general and administrative	10,094	10,751	6,038	5,620	9,092	7,010
Corporate non-cash deferred stock compensation	10,339	25,886	—	14,773	12,246	1,727
Depreciation and amortization(1)	140,659	143,079	99,054	53,077	76,502	35,749
Non-recurring merger charges(2)	—	—	—	40,596	—	—
Other, net	53	1,231	113	1,922	(684)	1,489

Total operating expenses	375,472	390,541	217,798	227,024	274,515	161,287

Operating income (loss)	(3,963)	(41,672)	(49,611)	(71,727)	10,309	17,208

Interest expense, net	48,254	61,707	34,821	41,337	49,221	23,508
Write off of deferred financing costs due to extinguishment of debt(3)	9,345	—	—	39,097	—	—

Loss from continuing operations before income tax (benefit) expense and discontinued operations	(61,562)	(103,379)	(84,432)	(152,161)	(38,912)	(6,300)
Income tax (benefit) expense(4)	28,008	(14,219)	(30,797)	(2,823)	(4,022)	(1,647)

Loss from continuing operations before discontinued operations, net of tax	(89,570)	(89,160)	(53,635)	(149,338)	(34,890)	(4,653)
Loss from discontinued operations, net of tax(5)	—	—	—	—	(4,334)	(4,275)

Net loss	(89,570)	(89,160)	(53,635)	(149,338)	(39,224)	(8,928)
Dividend requirement and premium paid on redemption of exchangeable preferred stock(6)	—	6	2	26,994	12,474	20,299

Net loss applicable to common shares	$(89,570)	$(89,166)	$(53,637)	$(176,332)	$(51,698)	$(29,227)

Basic and diluted loss from continuing operations before discontinued operations per common share	$(0.83)	$(0.93)	$(0.56)

Basic and diluted net loss per common share	$(0.83)	$(0.93)	$(0.56)

Weighted average common shares outstanding	107,360	96,134	96,134

Other Data(7):
Cash flow provided by (used in):
Operating activities	$84,035	$64,104	$17,641	$(166)	$43,006	$15,346
Investing activities	(174,409)	(14,339)	(1,063,881)	2,222	(795,242)	(318,427)
Financing activities	91,707	(48,297)	1,046,906	(5,187)	742,347	218,407
Capital expenditures	6,162	14,695	4,716	3,165	5,453	16,609
Current tax expense (benefit)	1,421	1,059	525	(5)	506	946
Deferred tax expense (benefit)	26,587	(15,278)	(31,322)	(2,818)	(4,528)	(2,593)
	Company			Predecessor Company
	December 31,			December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$3,467	$2,134	$666	$8,092	$17,981
Working capital	52,181	29,083	44,997	41,829	54,777
Intangible assets, net	2,043,286	1,987,480	2,109,825	1,273,520	538,664
Total assets	2,249,333	2,198,333	2,325,352	1,485,564	716,613
Long-term debt and other obligations (including current portion)	693,175	1,033,479	1,070,674	864,131	345,867
Exchangeable preferred stock	—	—	39	96,158	85,362
Shareholders' equity	1,232,444	866,575	940,604	414,271	219,209

(1)
We adopted SFAS No. 142 on January 1, 2002. See Note 2 to the Consolidated Financial Statements.

(2)
In connection with our acquisition of Citadel Communications, our predecessor company incurred approximately $40.6 million in non-recurring merger-related charges during the period from January 1, 2001 through June 25, 2001. These charges primarily included $26.9 million paid to employees for the cancellation of stock options as provided for under the merger agreement, $9.8 million for a merger fairness opinion, $2.5 million for legal, accounting and other professional fees and $0.9 million for a legal settlement to its shareholders.

(3)
In connection with our acquisition of Citadel Communications and the related extinguishment of substantially all of its 10 1/4% Senior Subordinated Notes due 2007 and all of our predecessor company's 9 1/4% Senior Subordinated Notes due 2008, our predecessor company recorded a loss of approximately $39.1 million in the period from January 1, 2001 through June 25, 2001.

(4)
We recorded a non-cash deferred income tax benefit during the period from June 26, 2001 through December 31, 2001. This benefit represents the utilization of deferred tax liabilities recorded at the date of our acquisition of our predecessor company. For the year ended December 31, 2002, due to an increase in valuation allowance related primarily to our net operating loss carryforwards, the tax benefit was limited to $14.2 million. For the year ended December 31, 2003, the income tax expense of $28.0 million was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of.

(5)
In December 1999, the predecessor company management decided to discontinue the operations of its Internet service provider.

(6)
In connection with our acquisition of Citadel Communications, our predecessor company recorded a $20.2 million premium paid on the redemption of substantially all of its 13 1/4% Exchangeable Preferred Stock. In addition, our predecessor company paid $6.8 million in dividends on the exchangeable preferred stock during the period from January 1, 2001 through June 25, 2001.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain matters in this Form 10-K, including, without limitation, certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Citadel Broadcasting Corporation and its subsidiaries (collectively the "Company"), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

        Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, as well as those matters discussed in the "Risks" section of this Form 10-K. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

Introduction

        Citadel Broadcasting Company, which together with its parent Citadel Communications Corporation, we refer to as our predecessor company, was founded in 1991 and grew rapidly through acquisitions subsequent to the passage of the Telecommunications Act of 1996. In June 2001, affiliates of Forstmann Little & Co. acquired our predecessor company from its public shareholders for an aggregate purchase price, including the redemption of debt and exchangeable preferred stock, of approximately $2.0 billion (the "Acquisition"). On August 6, 2003, we completed an initial public offering of 25.3 million shares of our common stock at $19.00 per share.

        Our operating subsidiary, Citadel Broadcasting Company, owns and operates radio stations and holds FCC licenses in 24 states.

Sources of Revenue

        Our net broadcasting revenue is primarily derived from the sale of broadcasting time to local, regional and national advertisers. Net broadcasting revenue is gross revenue less agency commissions. Local revenue is comprised of advertising sales made within a station's local market or region either directly with the advertiser or through the advertiser's agency. National revenue represents sales made to advertisers/agencies who are purchasing advertising for multiple markets. These sales are typically facilitated by a national representation firm, which serves as our sales agent in these transactions. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

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

        Depreciation and amortization of tangible and intangible assets associated with the acquisition of radio stations and interest carrying charges historically have been significant factors in determining our overall profitability. Based on intangible assets currently held by us and the preliminary allocation of the aggregate purchase price of acquisitions completed during the year ended December 31, 2003, and not giving effect to the closing of pending radio station acquisitions, we expect the total amortization expense incurred will continue to decrease due to the remaining weighted-average useful amortization period of intangible assets subject to amortization.

Basis of Presentation

        On June 26, 2001, we acquired all of the outstanding common stock of Citadel Communications Corporation. In this Form 10-K, we refer to Citadel Communications, together with its wholly owned operating subsidiary Citadel Broadcasting Company, prior to June 26, 2001 as our predecessor company. Results for the year ended December 31, 2001 include results for both our predecessor company and us. Results for the period from January 1, 2001 through June 25, 2001 are the results of our predecessor company. As more fully discussed below, our results for 2001 include additional depreciation, amortization and interest expenses, as well as non-recurring merger charges and a loss on extinguishment of debt directly related to our acquisition of Citadel Communications and related transactions in June 2001.

        Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

Results of Operations

        Our results of operations represent the operations of the radio stations owned or operated by us, or for which we provide sales and marketing services, during the applicable periods. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Net Broadcasting Revenue.    Net broadcasting revenue was $371.5 million for the year ended December 31, 2003, an increase of $22.6 million, or 6.5%, as compared to $348.9 million for the year ended December 31, 2002. The increase was due to higher revenues from most of our existing stations as well as from stations acquired in 2003. National and network revenue increased approximately $0.6 million, or 0.9%, while local revenue increased approximately $22.0 million, or 7.9%. Overall growth in net broadcasting revenues was a result of improving economic factors affecting the advertising climate. Net broadcasting revenue, excluding barter revenue, increased for the year ended December 31, 2003 by $23.5 million, or 6.9%, over the same period in 2002, while barter revenue, which represents revenue earned in exchange for goods or services received from advertisers, decreased $0.8 million, or 10.1% over the same period in 2002. Included in net broadcasting revenue for the year ended December 31, 2003 was approximately $4.8 million in revenue related to radio stations we acquired in New Orleans and Des Moines from Wilks Broadcasting in September 2003.

        Cost of Revenues.    Cost of revenues increased by $7.2 million, or 7.6% to $102.2 million for the year ended December 31, 2003, as compared to $95.0 million for the year ended December 31, 2002. Barter expenses, which represent the value of services received from advertisers in exchange for commercial air-time, decreased by $0.9 million, or 10.8%, over the same period in 2002, while the remaining cost of revenues increased by $8.2 million, or 9.5%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. This increase is primarily due to approximately $4.4 million in cost of revenues from stations acquired in 2003 and approximately $2.2 million in programming costs at our existing stations.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased $2.5 million, or 2.2%, from $114.6 million for the year ended December 31, 2002 to $112.1 million for the year ended December 31, 2003. This decrease was primarily due to reductions in sales costs of approximately $5.4 million, offset by an increase in selling, general and administrative expenses of approximately $3.9 million related to stations acquired in 2003.

        Corporate General and Administrative Expenses.    Corporate general and administrative expenses were $10.1 million for the year ended December 31, 2003, a decrease of $0.7 million, or 6.5%, as compared to $10.8 million for the year ended December 31, 2002. This decrease was primarily due to a reduction in corporate compensation for the year ended December 31, 2003, as compared to the same period in 2002.

        Corporate Non-Cash Deferred Stock Compensation.    Corporate non-cash deferred stock compensation expense was $10.3 million for the year ended December 31, 2003, a decrease of $15.6 million, or 60.2%, from $25.9 million for the year ended December 31, 2002. The compensation expense relates to stock options granted to our chief executive officer in March 2002 and shares of common stock issued to our chief executive officer in April 2002, and the expense is recognized over the vesting period of the options and shares applicable to each respective option and share tranche, which results in accelerated recognition of compensation expense.

        Operating Loss.    Operating loss was $4.0 million for the year ended December 31, 2003, an improvement of $37.7 million as compared to an operating loss of $41.7 million for the year ended December 31, 2002. This decrease in operating loss was primarily attributable to an increase in revenue and a reduction in corporate non-cash deferred stock compensation.

        Interest Expense (Net of Interest Income).    Interest expense was $48.3 million for the year ended December 31, 2003, a decrease of $13.4 million, or 21.7%, as compared to $61.7 million for the year ended December 31, 2002. The decrease resulted from a decrease in the interest rates payable on our senior indebtedness during the year ended December 31, 2003, which ranged from 2.11% to 4.54% as compared to a range of 3.88% to 6.50% during the year ended December 31, 2002, in addition to a reduction in our overall outstanding indebtedness. During the year ended December 31, 2003, our outstanding debt averaged $887.8 million compared to an average of $1,045.6 million during the year ended December 31, 2002 primarily as a result of the repayment of senior debt with the net proceeds from our initial public offering completed in August 2003.

        Loss on Extinguishment of Debt.    In connection with the repayment of senior debt in the third quarter of 2003, we wrote off deferred financing costs of approximately $8.2 million. In conjunction with the amendment to our credit facility effective in December 2003, we wrote off deferred financing costs of approximately $1.2 million.

        Income Taxes.    Income tax expense for the year ended December 31, 2003 was $28.0 million compared to an income tax benefit of $14.2 million for the year ended December 31, 2002. The income tax expense for the year ended December 31, 2003 was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of. The income tax benefit for the year ended December 31, 2002 was primarily due to benefits related to our net operating losses offset by increases in the valuation allowance. The income tax expense (benefit) includes current income tax expense of approximately $1.4 million and $1.1 million for the years ended December 31, 2003 and 2002, respectively.

        Net Loss.    As a result of the factors described above, our net loss increased $0.4 million to a net loss of $89.6 million for the year ended December 31, 2003, as compared to a net loss of $89.2 million for the corresponding period in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net Broadcasting Revenue.    Net broadcasting revenue was $348.9 million for the year ended December 31, 2002, an increase of $25.4 million, or 7.9%, as compared to $323.5 million for the year ended December 31, 2001. The increase was caused by higher revenues at most of our radio stations.

National and network revenue increased approximately $11.5 million, or 19.3%, while local revenue increased approximately $13.9 million, or 5.3%. National revenue growth outpaced local revenue growth primarily because 2001 national revenue was negatively impacted more severely than local revenue during the prior year's economic downturn. Overall growth in net broadcasting revenues was a result of the improved economic environment. Net broadcasting revenue, excluding barter revenue, increased $28.5 million, or 9.1%, in 2002 compared to 2001, while barter revenue decreased $3.1 million, or 27.2%.

        Cost of Revenues.    Cost of revenues was $95.0 million for the year ended December 31, 2002, a decrease of $14.6 million, or 13.3%, as compared to $109.6 million for the year ended December 31, 2001. The decrease was principally due to a reduction in barter expense of $12.7 million, or 60.7%.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.6 million, or 0.5%, from $114.0 million for the year ended December 31, 2001 to $114.6 million for the year ended December 31, 2002.

        Corporate General and Administrative Expenses.    Corporate general and administrative expenses were $10.8 million for the year ended December 31, 2002, a decrease of $0.9 million, or 7.7%, as compared to $11.7 million for the year ended December 31, 2001. The decrease was primarily due to a reduction in corporate staffing and related expenses of $1.1 million and a reduction in professional fees of $1.1 million offset by an increase in corporate incentive compensation of $1.3 million.

        Corporate Non-Cash Deferred Stock Compensation.    In 2002, we issued stock options, which have an exercise price less than the fair market value of the underlying stock on the date of grant, and shares of common stock at a price less than the fair market value of the common stock on the date of sale, to our new chief executive officer resulting in a corporate non-cash deferred stock compensation charge of approximately $25.9 million for the year ended December 31, 2002 as compared to $14.8 million incurred during 2001 relating to stock options of our predecessor company. For options granted and shares sold as of December 31, 2002, we expect to incur additional corporate non-cash deferred stock compensation expense of approximately $15.3 million over the next two years.

        Depreciation and Amortization.    Depreciation and amortization expenses were $143.1 million for the year ended December 31, 2002, a decrease of $9.0 million, or 5.9%, as compared to $152.1 million for 2001, primarily due to the adoption of SFAS No. 142 on January 1, 2002 offset by additional amortization of $58.9 million related to the increase in the value of intangibles due to the acquisition of Citadel Communications in June of 2001. If SFAS No. 142 had been issued and we had adopted it on January 1, 2001, our depreciation and amortization expenses would have been reduced by $67.8 million for the year ended December 31, 2001.

        Non-Recurring Merger Charges.    During the year ended December 31, 2001, our predecessor company incurred $40.6 million of non-recurring merger charges.

        Operating Loss.    Operating loss was $41.7 million for the year ended December 31, 2002, an improvement of $79.6 million as compared to an operating loss of $121.3 million for the year ended December 31, 2001. This decrease in operating loss was primarily attributable to the elimination of non-recurring merger charges, higher net broadcasting revenue, lower cost of revenues and lower depreciation and amortization expenses partially offset by an increase in corporate non-cash deferred stock compensation expense.

        Interest Expense (Net of Interest Income).    Interest expense was $61.7 million for the year ended December 31, 2002, a decrease of $14.5 million, or 19.0%, as compared to $76.2 million for the year ended December 31, 2001. The decrease resulted from a significant decrease in the interest rates payable on our senior indebtedness in 2002, which ranged from 3.88% to 5.75% for the year ended December 31, 2002 as compared to a range of 4.60% to 9.56% for the year ended December 31, 2001, partially offset by higher levels of average outstanding indebtedness and amortization of debt issuance costs. During the year ended December 31, 2002, our outstanding debt averaged $1,044.0 million compared to an average of $854.7 million during the year ended December 31, 2001. Additionally, we incurred amortization expense related to debt issuance costs of $3.7 million in 2002 compared to $2.5 million in 2001.

        Income Taxes.    Income tax benefit for the year ended December 31, 2002 was approximately $14.2 million compared to an income tax benefit of approximately $33.6 million for the year ended December 31, 2001. The income tax benefit for the years ended December 31, 2001 and 2002 is primarily due to the net utilization of deferred tax liabilities established at the date we were acquired, June 26, 2001, due to differences in the tax bases and the financial statement carrying amounts of intangibles and property and equipment due to a stock-based acquisition offset by state franchise tax expense. In addition, the income tax benefit for the year ended December 31, 2002 was reduced by the establishment of a valuation allowance related to our deferred tax assets.

        Net Loss.    As a result of the factors described above, our net loss decreased $113.8 million to a loss of $89.2 million for the year ended December 31, 2002, as compared to a loss of $203.0 million for the year ended December 31, 2001.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash provided by operations, undrawn commitments available under our credit facility and proceeds generated from the sale of our debt and equity securities. We have used, and will continue to use, a significant portion of our capital resources to complete acquisitions.

        Our ability to borrow under our credit facility is limited by our ability to comply with financial covenants and representations. As of December 31, 2003, we were in compliance with all financial covenants under our credit facility.

        Initial Public Offering.    On August 6, 2003, we completed an initial public offering of 25.3 million shares of our common stock at $19.00 per share, resulting in net proceeds to us of approximately $448.0 million, net of underwriting commissions and other issuance costs. We used substantially all of the proceeds from that offering to repay amounts outstanding under our credit facility.

        Follow up Offering.    On February 18, 2004, we completed a public offering of 29,630,000 shares of our common stock at $19.00 per share, including 9,630,000 primary shares sold by us and 20,000,000 shares sold by certain of our shareholders. On the same date, we completed a private placement of $330.0 million of convertible notes due 2011. We used the approximately $500.0 million of net proceeds we received from these two offerings to redeem all of our outstanding 6% subordinated debentures.

        Operating Activities.    Net cash provided by operating activities was $84.0 million for the year ended December 31, 2003, as compared to $64.1 million for the year ended December 31, 2002. The increase in 2003 is primarily the result of an increase in net broadcasting revenue of $22.6 million and a decrease in net interest expense of $13.4 million offset by changes in operating assets and liabilities and an increase in cost of revenues.

        Net cash provided by operating activities was $64.1 million for the year ended December 31, 2002, as compared to $17.5 million for the year ended December 31, 2001. The increase in 2002 is primarily the result of an increase in net broadcasting revenue of $25.4 million, a decrease in cost of revenues and corporate expenses of $14.9 million and a decrease in net interest expense of $14.5 million offset by changes in operating assets and liabilities.

        Investing and Financing Activities.    Net cash used in investing activities increased to $174.4 million for the year ended December 31, 2003, as compared to $14.3 million for the year ended December 31, 2002. During the year ended December 31, 2003, we used approximately $179.7 million for acquisitions of radio stations, including our acquisition of radio stations in Des Moines, IA and New Orleans, LA. These acquisitions were funded by cash flows from operating activities and borrowings under our credit facility. During the year ended December 31, 2003, we made dispositions of radio stations for approximately $16.6 million, of which $5.5 million was in the form of a note.

        Net cash used in investing activities decreased to $14.3 million for the year ended December 31, 2002, as compared to $1,061.7 million for the year ended December 31, 2001. For the year ended December 31, 2002, the primary uses were for the acquisition of a radio station and capital expenditures, which includes buildings, studio equipment, towers and transmitters, vehicles and other assets utilized in the operation of our stations. For the year ended December 31, 2001 the primary use related to our acquisition of Citadel Communications and associated merger costs.

        Net cash provided by financing activities was $91.7 million for the year ended December 31, 2003 as compared to net cash used in financing activities of $48.3 million for the year ended December 31, 2002. For the year ended December 31, 2003, the net cash provided by financing activities was primarily due to net proceeds from our initial public offering of $448.0 million, offset by net payments under our credit facility of $352.9 million. For the year ended December 31, 2002, the net cash used in financing activities was primarily due to net principal payments on senior debt of $35.5 million and approximately $12.3 million in net repurchases of shares of our common stock.

        Net cash used in financing activities was $48.3 million for the year ended December 31, 2002 as compared to net cash flow from financing activities of $1,041.7 million for the year ended December 31, 2001. For the year ended December 31, 2002, the primary use was for the net repayment of debt and repurchase of shares of common stock while in the corresponding period in 2001, the primary source of financing was from the issuance of our common stock of $1,031.7 million related to the acquisition of Citadel Communications.

        During the year ended December 31, 2003, we repurchased unvested shares of our common stock held by former officers and employees at cost for an aggregate purchase price of approximately $4.6 million. A portion of this price was paid in the form of cancellation of a related note receivable.

        During 2002, we repurchased all of the shares of our common stock held by five former executives for an aggregate purchase price of approximately $16.3 million.

        In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, capital expenditures and acquisitions of additional radio stations. Our capital expenditures totaled $6.2 million during the year ended December 31, 2003, as compared to $14.7 million during the year ended December 31, 2002. In 2004, we estimate that capital expenditures necessary for maintaining our facilities will be approximately $10.0 million. We believe that cash flows from operating activities, together with availability under our revolving credit facility, should be sufficient for us to fund our current operations for at least the next 12 months.

        As of February 29, 2004, we have two transactions pending to purchase six radio stations for cash purchase prices aggregating approximately $114.5 million, including a pending transaction to purchase four FM radio stations in the Memphis, TN market for a cash purchase price of approximately $100.0 million. In addition, we have a transaction pending to exchange five of our radio stations in the Bloomington, IL market for two stations in the Harrisburg/Lancaster, PA market and four stations in the Erie, PA market, plus a cash payment to us. In connection with the Memphis acquisition, we issued a $10.0 million letter of credit under our credit facility on January 30, 2004. We expect these three acquisitions to close before the fourth quarter of 2004. We intend to fund these acquisitions through cash flows from operating activities and, to the extent these cash flows are insufficient, through borrowings under our credit facility. We also have one transaction pending to sell four radio stations for an aggregate price of approximately $3.8 million.

        Additionally, on November 5, 2002, we entered into an agreement in the form of an option, exercisable through December 31, 2006, to purchase a radio station in the Oklahoma City, OK market for an aggregate cash purchase price of (i) on or before December 31, 2004, $15 million or (ii) after December 31, 2004, the greater of $15 million or 85% of the fair market value of the radio station, as determined by an independent appraisal. We will operate the station under a local marketing agreement during the option period.

        On July 2, 2003, we entered into a local marketing agreement related to a radio station in Knoxville, TN. During the three-year term of this agreement, the current station owner has the option, but not the obligation, to require us to purchase all of the assets of the station for $12.0 million.

        To the extent our capital and liquidity requirements to fund our capital expenditures, pending or future acquisitions or any of our other contractual or commercial commitments exceed the amounts available to us from operating cash flow and under our current credit facility, we intend to seek additional funding in the credit or capital markets and there can be no assurance that we will be able to obtain financing on terms acceptable to us. As of December 31, 2003, we had approximately $168.1 million outstanding under our credit facility and $101.0 million available to us under our revolving credit facility.

Credit Facility

        On June 26, 2001, we entered into a $700 million bank credit facility with a syndicate of banks and other financial institutions led by JPMorgan Chase Bank, as a lender and administrative agent. Effective January 31, 2003, we amended our credit agreement, decreasing the amount outstanding under the tranche B term loan from $250.0 million to $200.0 million. We financed this $50 million reduction through borrowings under our revolving credit facility. On March 31, 2003, we repaid $34.0 million in aggregate under our tranche A and tranche B term loans with borrowings under our revolving credit facility.

        We used substantially all of the net proceeds from the initial public offering completed on August 6, 2003 to first repay amounts outstanding under the tranche B term loan, then to repay amounts outstanding under the revolving portion of the credit facility, with the remaining proceeds used to repay amounts outstanding under the tranche A term loan. Immediately after the application of the net proceeds, we had approximately $78.1 million outstanding under the tranche A term loan. In August 2003, we repaid an additional $9.0 million on the tranche A term loan. In connection with the repayment of notes, we wrote off deferred financing costs of approximately $8.2 million during the third quarter ended September 30, 2003. In September 2003, we borrowed an additional $127.0 million on the revolving portion of the credit facility to fund the acquisition of certain radio stations.

        Effective December 10, 2003, we amended our credit facility which, in part, reduced the applicable margins and commitment fees on our revolving credit facility and tranche A term loan. In connection with this amendment, we wrote off deferred financing costs of $1.2 million. Payments made on the tranche A and tranche B term loans reduce the commitment under our credit agreement and therefore the funds are not available for future borrowings. Our credit facility on December 31, 2003, as amended, consisted of the following:

	Commitment	Balance Outstanding (as of December 31, 2003)
Tranche A term loan	$69,111,111	$69,111,111
Revolving credit facility	200,000,000	99,000,000

        Availability.    The amount available under our credit facility at December 31, 2003 was $101.0 million in the form of revolving credit commitments. This excludes approximately $3.2 million in letters of credit outstanding as of December 31, 2003. Our ability to borrow under our credit facility is limited by our ability to comply with several financial covenants as well as a requirement that we make various representations and warranties at the time of borrowing.

        Interest.    At our election, interest on any outstanding principal accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; (2) the secondary market rate for three-month certificates of deposit from time to time plus 1%; or (3) the Federal Funds Rate plus 0.5%, in each case, plus a spread that ranges from 0.00% to 1.50%, depending on our leverage ratio; or (b) the Eurodollar rate (grossed-up for reserve requirements) plus a spread that ranges from 1.00% to 2.50%, depending on our leverage ratio.

        Maturity and Amortization.    The tranche A term loan is repayable in quarterly installments pursuant to a predetermined payment schedule. The tranche A term loan is repayable over a period of five years in quarterly installments, beginning on September 30, 2004, in amounts ranging from $4.1 million and increasing to $5.1 million for the final four quarterly repayments. The final quarterly payment on the tranche A term loan is due June 26, 2008.

        Fees.    We pay a commitment fee for the daily average unused commitment under the revolving credit commitment. The commitment fee ranges from 0.250% to 0.375% based on a pricing grid depending on our leverage ratio. In addition, we pay fees for each letter of credit issued under our credit facility.

        Commitment Reductions and Repayments.    Our loans under our credit facility must be prepaid with the net proceeds, in excess of $30 million in the aggregate, of specified asset sales and issuances of additional indebtedness, which do not constitute permitted indebtedness under our credit facility. These prepayments are first applied to prepay our term loans and then to prepay our revolving credit loans. The commitment under the revolving portion of our credit facility will generally be permanently reduced by the amount of the mandatory prepayment of this facility. The loans under our credit facility must also be prepaid with 50% of any excess cash flow for any fiscal year, commencing with fiscal year 2003, where, as of the end of that year, (1) we have no revolving credit loans outstanding, (2) we hold cash and cash equivalents in excess of $25 million and (3) our leverage ratio is greater than 4.5 to 1. These prepayments are first applied to prepay our revolving credit loans (without any permanent reduction in commitment amount) and then to prepay term loans.

        Security and Guarantees.    Our operating subsidiary, Citadel Broadcasting Company, is the primary borrower under this facility. We and each of our other subsidiaries have guaranteed the performance of Citadel Broadcasting Company under our credit facility. We and each of our subsidiaries have pledged to our lenders all of the equity interests in and intercompany notes issued by each of our respective subsidiaries.

        Non-Financial Covenants.    Our credit facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make capital expenditures, make investments, loans, enter into derivative contracts, or change the nature of our business. At December 31, 2003 and 2002, we were in compliance with all non-financial covenants under our credit facility.

        Financial Covenants.    Our credit facility contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. Our maximum leverage covenant requires that, as of the last day of each fiscal quarter, our ratio of total senior indebtedness (which excludes our 6% subordinated debentures) to consolidated EBITDA (as defined in our credit agreement) for the four immediately preceding fiscal quarters may not be greater than 4.75 to 1 through September 30, 2004, and the ratio declines on October 1 of each year thereafter.

        Our minimum interest coverage covenant requires that, as of the last day of each fiscal quarter, our ratio of consolidated EBITDA (as defined in our credit agreement) minus various capital expenditures, to consolidated senior interest expense (which excludes interest expense related to our 6% subordinated debentures) for the four immediately preceding fiscal quarters may not be less than 2.00 to 1 through September 30, 2004, and the ratio increases on October 1 of each year thereafter. Our minimum fixed charges coverage covenant requires that, as of the last day of each fiscal quarter, our ratio of consolidated EBITDA (as defined in our credit agreement) minus various capital expenditures and principal debt payments to fixed charges for the four immediately preceding fiscal quarters may not be less than the 1.00 to 1 through September 30, 2004, and the ratio increases on October 1 of each year thereafter. At December 31, 2003 and 2002, we were in compliance with all financial covenants under our credit facility.

Subordinated Debt

        In June 2001, we issued an aggregate of $500.0 million of subordinated debentures to two of the partnerships affiliated with FL&Co. in connection with our acquisition of Citadel Communications. The partnerships affiliated with FL&Co. immediately distributed the subordinated debentures to their respective limited partners. The subordinated debentures are our general senior subordinated obligations, are not subject to mandatory redemption and mature in three equal annual installments beginning June 26, 2012, with the final payment due on June 26, 2014. The debentures bore interest at a fixed rate of 6% payable semi-annually at the end of June and December each year. The balance of debentures outstanding as of December 31, 2003 was $500.0 million. On February 18, 2004, we prepaid all of the outstanding debentures with the net proceeds from the offering by us of 9,630,000 shares of our common stock and the issuance of $330.0 million of convertible subordinated notes. In connection with the repayment of the subordinated debentures, we wrote off deferred financing costs of approximately $10.6 million.

Convertible Notes

        On February 18, 2004, we issued $330.0 million of convertible subordinated notes due 2011 in a private placement to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. The notes bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at a conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. We may redeem the notes at any time prior to maturity if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Holders may require us to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the notes).

Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of SFAS No. 145 relate to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, but SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. We adopted this statement on January 1, 2003 and, as provided by this statement, retroactively applied the provisions to all periods presented herein.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 was effective on January 1, 2003 and was not retroactive to prior years. Our adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Additionally, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial liability recognition and measurement provisions of FIN No. 45 apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN No. 45 on January 1, 2003 did not have a material impact on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—and amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for the fiscal years ending after December 15, 2002. SFAS No. 148's amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing consolidated financial statements for interim periods beginning after December 15, 2002.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements. FIN No. 46 was effective for one transaction we entered into in 2003 (see Note 3 to our consolidated financial statements included elsewhere in this Form 10-K). The FASB amended FIN No. 46 in December of 2003. The revised provisions of FIN No. 46 will be effective for us in the first quarter of 2004. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Our adoption of FIN No. 46 is not expected to have a material impact on our financial position or results of operations.

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

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the standard on July 1, 2003. Our adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on our financial position or results of operations.

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

        Impairment of Intangible Assets.    On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and were required to assess our goodwill and FCC licenses for impairment within the first six months of 2002, and on at least an annual basis thereafter. Our intangible assets include FCC licenses, goodwill and other intangible assets. As of December 31, 2003 and December 31, 2002, we had approximately $2,043.3 million and $1,987.5 million, respectively, in intangible assets, which represent approximately 91% and 90%, respectively, of our total assets. The fair value of our FCC licenses and goodwill is dependent on the cash flows of our stations. We utilize independent appraisals to determine the fair value of FCC licenses and goodwill for significant acquisitions in the year of the acquisition. These appraisals principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which incorporates variables such as market advertising revenues, market revenue share projections, anticipated operating profit margins and various discount rates. The variables used in the analysis reflect historical station and advertising market growth trends, as well as anticipated performance and market conditions. In years subsequent to the acquisition, the Company evaluates each market to determine if any significant changes have occurred in the market that would negatively impact the value of the FCC licenses. The Company reviews the current year's cash flows of the market compared to the year of the acquisition and the audience share ratings of the market as compared to the year of acquisition. Multiples of operating cash flow are also considered.

        The Company's impairment testing for goodwill is determined based primarily on discounted expected future cash flows to be generated from each market. These cash flows are then compared to the net book value of all intangible and tangible assets of each market, including goodwill. If the cash flows exceed the book value of all intangible and tangible assets, then no impairment of goodwill exists.

        In the future, if our estimates change, we may be required to record impairment charges for these intangible assets, which could have a material impact on our financial condition or results of operations.

        Contingencies and Litigation.    On an on-going basis, we evaluate our exposures related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

        Income Taxes.    We utilize the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We currently have a significant valuation allowance related to our deferred tax assets and continue to evaluate the valuation allowance on a quarterly basis. Changes in the valuation allowance may have a material impact on net income (loss).

Contractual and Commercial Commitments

        The following tables and discussion reflect our significant contractual obligations and other commercial commitments as of December 31, 2003:

	Payments Due by Period (in millions)
Contractual Obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable and subordinated debt	$668.1	$8.1	$32.5	$127.5	$500.0
Pending acquisitions(1)	31.7	31.7	—	—	—
Sports broadcasting and employment contracts	54.1	18.8	22.1	11.8	1.4
Operating leases	35.6	7.2	11.1	5.6	11.7
Other contractual obligations	32.4	14.7	17.0	0.7	—

Total contractual cash obligations	$821.9	$80.5	$82.7	$145.6	$513.1

(1)
Our pending acquisitions are subject to the satisfaction of various conditions, including the receipt of required regulatory approvals. See "Federal Regulation of Radio Broadcasting—Multiple Ownership Rules". This table assumes that these conditions will be satisfied and that all of our pending acquisitions will be completed within one year. Subsequent to December 31, 2003, we closed acquisition transactions totaling $17.2 million and completed dispositions totaling $3.0 million. On January 29, 2004, we entered into an agreement to acquire radio stations in the Memphis, TN market for approximately $100 million. This amount is not included in the table above, but we expect this transaction to close during 2004. On February 18, 2004, we sold

  9,630,000 shares, and certain shareholders sold 20,000,000 shares, of our common stock at $19.00 per share. Additionally, we concurrently sold $330.0 million principal amount of convertible subordinated notes. We used substantially all of the net proceeds from these transactions to retire our subordinated debentures.

        We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations, we intend to fund these obligations and commitments with proceeds from borrowings under our credit facility. The tranche A term loan under our credit facility is repayable in quarterly installments, beginning on September 30, 2004 with the final quarterly payment due June 26, 2008. We anticipate that we will be able to fund this obligation with cash flow from operations. Our $330.0 million in 1.875% convertible subordinated notes are due February 15, 2011, with interest payable February 15 and August 15 each year. To the extent that our cash flow from operations is insufficient to repay the 1.875% convertible subordinated notes, we may be required to seek additional funding from the credit or capital markets in order to repay the remaining balance of these convertible subordinated notes. Interest payments related to the convertible subordinated notes and our credit facility have not been included in the contractual obligation table above.

Off-Balance Sheet Arrangements

        On July 2, 2003, we entered into a local marketing agreement related to a radio station in Knoxville, TN. During the three-year term of this agreement, the current station owner has the option, but not the obligation, to require us to purchase all of the assets of the station for $12.0 million. In accordance with FIN No. 46, we have determined that this is a variable interest entity and that we are the primary beneficiary of the variable interest entity. Accordingly, the entity has been included in our consolidated operations since August 2003.

        We have no other off-balance sheet arrangements or transactions.

Impact of Inflation

        We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes primarily as a result of our credit agreement, which bears interest based on variable rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $168.1 million of variable rate debt that was outstanding as of December 31, 2003. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $1.7 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of December 31, 2003.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Citadel Broadcasting Corporation

        We have audited the accompanying consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2003 and 2002 and for the period from June 26, 2001 through December 31, 2001. We have also audited the consolidated statements of operations, shareholders' equity and cash flows of Citadel Communications Corporation and subsidiary (the "Predecessor Company") for the period from January 1, 2001 through June 25, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from June 26, 2001 through December 31, 2001 and the Predecessor Company's results of operations and cash flows for the period from January 1, 2001 through June 25, 2001 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Los Angeles, California
February 27, 2004

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$3,467	$2,134
Accounts receivable, net	76,262	66,473
Prepaid expenses and other current assets (including deferred income tax assets of $3,102 and $4,589, respectively)	7,554	8,498

Total current assets	87,283	77,105
Property and equipment, net	97,859	103,611
FCC licenses	1,349,808	1,187,457
Goodwill	608,646	596,287
Other intangibles, net	84,832	203,736
Other assets, net	20,905	30,137

Total assets	$2,249,333	$2,198,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,519	$27,806
Current maturities of notes payable and other long-term obligations	8,583	20,216

Total current liabilities	35,102	48,022
Senior debt	159,980	501,250
Subordinated debt	500,000	500,000
Other long-term obligations, less current maturities	24,612	12,013
Deferred income tax liabilities	297,195	270,473

Total liabilities	1,016,889	1,331,758

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value—authorized, 200,000,000 shares at December 31, 2003 and 2002; no shares issued or outstanding at December 31, 2003 and 2002
Common stock, $.01 par value—authorized, 500,000,000 shares at December 31, 2003; issued and outstanding, 122,865,469 shares at December 31, 2003	1,229
Class A common stock, $.01 par value—authorized, 487,500,000 shares at December 31, 2002; issued and outstanding, 96,134,329 shares at December 31, 2002		961
Class B common stock, $.01 par value—authorized, 12,500,000 shares at December 31, 2002; issued and outstanding, 3,957,228 shares at December 31, 2002		40
Additional paid-in capital	1,470,403	1,026,625
Shareholder notes	(1,895)	(2,989)
Deferred compensation	(4,928)	(15,267)
Accumulated deficit	(232,365)	(142,795)

Total shareholders' equity	1,232,444	866,575

Total liabilities and shareholders' equity	$2,249,333	$2,198,333

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Company			Predecessor Company
			Period From June 26, 2001 Through December 31, 2001	Period From January 1, 2001 Through June 25, 2001
	Year Ended December 31,
	2003	2002
Gross broadcasting revenue	$412,340	$387,474	$185,927	$172,366
Less agency commissions	40,831	38,605	17,740	17,069

Net broadcasting revenue	371,509	348,869	168,187	155,297

Operating Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	102,237	94,972	55,655	53,960
Selling, general and administrative	112,090	114,622	56,938	57,076
Corporate general and administrative	10,094	10,751	6,038	5,620
Corporate non-cash stock compensation	10,339	25,886	—	14,773
Depreciation and amortization	140,659	143,079	99,054	53,077
Non-recurring merger charges	—	—	—	40,596
Other, net	53	1,231	113	1,922

Operating expenses	375,472	390,541	217,798	227,024

Operating loss	(3,963)	(41,672)	(49,611)	(71,727)

Non-operating expenses:
Interest expense, net, including amortization of debt issuance costs of $3,036, $3,652, $1,867 and $848, respectively	48,254	61,707	34,821	41,337
Write off of deferred financing costs due to extinguishment of debt	9,345	—	—	39,097

Non-operating expenses, net	57,599	61,707	34,821	80,434

Loss before income taxes	(61,562)	(103,379)	(84,432)	(152,161)
Income tax expense (benefit)	28,008	(14,219)	(30,797)	(2,823)

Net loss	(89,570)	(89,160)	(53,635)	(149,338)
Dividend requirement and premium paid on redemption of exchangeable preferred stock	—	6	2	26,994

Net loss applicable to common shares	(89,570)	(89,166)	(53,637)	(176,332)

Basic and diluted net loss per common share	$(0.83)	$(0.93)	$(0.56)

Weighted average common shares outstanding	107,359,859	96,134,329	96,134,329

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(in thousands, except share and per share amounts)

	Predecessor Company
	Common Stock
			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances at January 1, 2001	36,978,138	$37	$510,439	$(14,751)	$(80,834)	$(620)	$414,271
Comprehensive loss:
Net loss	—	—	—	—	(149,338)	—	(149,338)
Unrealized gain on hedging contracts, net of tax	—	—	—	—	—	620	620

Total comprehensive loss	—	—	—	—	—	—	(148,718)

Exercise of options	332,839	—	1,851	—	—	—	1,851
Deferred stock compensation	—	—	22	14,751	—	—	14,773
Stock option payments previously recognized as deferred compensation expense	—	—	(973)	—	—	—	(973)
Accretion of exchangeable preferred stock costs	—	—	(129)	—	—	—	(129)
Exchangeable preferred stock dividend requirement	—	—	(6,630)	—	—	—	(6,630)
Premium paid on redemption of exchangeable preferred stock	—	—	(20,235)	—	—	—	(20,235)

Balances at June 25, 2001	37,310,977	$37	$484,345	$—	$(230,172)	$—	$254,210

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands, except share and per share amounts)

	Company
	Common Stock
	Common Shares	Amount	Class A Shares	Amount	Class B Shares	Amount	Additional Paid-in Capital	Shareholder Notes	Deferred Compensation	Accumulated Deficit	Total Share- holders' Equity
Initial capitalization as of June 26, 2001	—	—	96,134,329	$961	7,485,596	$75	$1,035,163	$(4,474)	$—	$—	$1,031,725
Equity reduction for carryover of predecessor cost basis	—	—	—	—	—	—	(37,369)	—	—	—	(37,369)
Net loss	—	—	—	—	—	—	—	—	—	(53,635)	(53,635)
Interest on shareholder notes	—	—	—	—	—	—	—	(115)	—	—	(115)
Dividend on exchangeable preferred stock	—	—	—	—	—	—	(2)	—	—	—	(2)

Balances at December 31, 2001	—	—	96,134,329	961	7,485,596	75	997,792	(4,589)	—	(53,635)	940,604
Net loss	—	—	—	—	—	—	—	—	—	(89,160)	(89,160)
Interest on shareholder notes	—	—	—	—	—	—	—	(184)	—	—	(184)
Dividend on exchangeable preferred stock	—	—	—	—	—	—	(3)	—	—	—	(3)
Deferred stock compensation	—	—	—	—	—	—	41,153	—	(15,267)	—	25,886
Issuance of Class B common stock	—	—	—	—	1,143,000	11	3,989	—	—	—	4,000
Repurchase of Class B common stock	—	—	—	—	(4,671,368)	(46)	(16,303)	—	—	—	(16,349)
Repayment of shareholder notes	—	—	—	—	—	—	—	1,784	—	—	1,784
Premium paid on exchangeable preferred stock repurchased	—	—	—	—	—	—	(3)	—	—	—	(3)

Balances at December 31, 2002	—	—	96,134,329	961	3,957,228	40	1,026,625	(2,989)	(15,267)	(142,795)	866,575
Net loss	—	—	—	—	—	—	—	—	—	(89,570)	(89,570)
Interest on shareholder notes	—	—	—	—	—	—	—	(124)	—	—	(124)
Deferred stock compensation	—	—	—	—	—	—	—	—	10,339	—	10,339
Issuance of Class B common stock	—	—	—	—	94,400	1	499	—	—	—	500
Repurchase of Class B common stock	—	—	—	—	(1,199,957)	(12)	(4,188)	766	—	—	(3,434)
Conversion of Class B common stock to Class A common stock	—	—	1,477,161	15	(2,851,671)	(29)	14	—	—	—	—
Redesignation of Class A common stock to shares of common stock	97,611,490	976	(97,611,490)	(976)	—	—	—	—	—	—	—
Issuance of shares of common stock in connection with initial public offering, net of costs incurred	25,300,000	253	—	—	—	—	447,711	—	—	—	447,964
Exercise of stock options, net of costs incurred	7,250	—	—	—	—	—	101	—	—	—	101
Repurchase of unvested shares of common stock	(53,271)	—	—	—	—	—	(359)	452	—	—	93

Balances at December 31, 2003	122,865,469	$1,229	—	—	—	—	$1,470,403	$(1,895)	$(4,928)	$(232,365)	$1,232,444

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Company			Predecessor Company
			Period From June 26, 2001 Through December 31, 2001	Period From January 1, 2001 Through June 25, 2001
	Year Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(89,570)	$(89,160)	$(53,635)	$(149,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	140,659	143,079	99,054	53,077
Write off of deferred financing costs due to extinguishment of debt	9,345	—	—	39,097
Amortization of debt issuance costs	3,036	3,652	1,867	848
Deferred income taxes	26,587	(15,278)	(31,322)	(2,818)
Stock compensation expense	10,339	25,886	—	14,773
(Gain) loss on sale of assets	(611)	805	32	1,128
Merger costs and loss on cancellation of hedging contracts	—	—	—	42,412
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and amounts due from related parties	(10,056)	(3,681)	5,945	8,245
Prepaid expenses and other current assets	71	904	1,106	229
Net assets of discontinued operations	—	—	(71)	(607)
Accounts payable, accrued liabilities and other obligations	(5,765)	(2,103)	(5,335)	(7,212)

Net cash provided by (used in) operating activities	84,035	64,104	17,641	(166)

Cash flows from investing activities:
Acquisition of Citadel Communications, net of cash acquired	—	—	(967,822)	—
Payment of merger costs and interest related to termination of interest rate swap agreements by the predecessor company	—	—	(43,409)	—
Capital expenditures	(6,162)	(14,695)	(4,716)	(3,165)
Cash paid to acquire stations	(179,681)	(3,374)	(66,228)	(43)
Proceeds from sale of assets	11,076	4,446	19,004	5,611
Other assets, net	358	(716)	(710)	(181)

Net cash (used in) provided by investing activities	(174,409)	(14,339)	(1,063,881)	2,222

Cash flows from financing activities:
Proceeds from Acquisition debt:
Proceeds from notes payable	—	—	527,000	—
Proceeds from 6% Debentures	—	—	500,000	—
Debt issuance costs	(884)	—	(31,772)	(253)
Proceeds from issuance of Class A and Class B common stock	—	—	1,031,725	—
Debt repayments on date of Acquisition, including premium	—	—	(885,987)	—
Payment of dividends on exchangeable preferred stock	—	(3)	—	—
Redemption of exchangeable preferred stock, including premiums		(42)	(123,116)	—
Proceeds from notes payable	270,500	22,500	83,000	28,000
Principal payments on notes payable	(623,389)	(58,000)	(53,500)	(34,512)
Principal payments on other long-term obligations	(443)	(1,490)	(444)	(274)
Principal and interest received on shareholder notes	1,218	1,784	—	—
Proceeds from public offerings, net of costs incurred	448,648	(697)	—	—
Exercise of stock options, net of costs incurred	116	—	—	1,852
Net repurchases of shares of Class B common stock and common stock	(4,059)	(12,349)	—	—

Net cash provided by (used in) financing activities	91,707	(48,297)	1,046,906	(5,187)

Net increase in cash and cash equivalents	1,333	1,468	666	(3,131)
Cash and cash equivalents, beginning of period	2,134	666	—	8,092

Cash and cash equivalents, end of period	$3,467	$2,134	$666	$4,961

See accompanying notes to consolidated financial statements.

	Company			Predecessor Company
	Year Ended December 31,		Period From June 26, 2001 Through December 31, 2001	Period From January 1, 2001 Through June 25, 2001
	2003	2002
Supplemental schedule of investing activities

The Company completed various radio station acquisitions during the years ended December 31, 2003 and 2002 and the periods from January 1, 2001 through June 25, 2001 and from June 26, 2001 through December 31, 2001. In connection with these acquisitions, certain liabilities were assumed.
Fair value of assets acquired	187,722	3,374	67,157	556
Cash paid to acquire stations	(179,681)	(3,374)	(66,228)	(43)

Liabilities assumed	8,041	0	929	513

Supplemental schedule of cash flow information
Cash Payments:
Interest	47,843	58,536	29,673	49,393
Income taxes	1,298	834	339	527
Barter Transactions:
Equipment purchases through barter	234	309	259	353
Barter Revenue—included in gross broadcasting revenue	7,467	8,311	6,238	5,170
Barter Expenses—included in cost of revenues	7,356	8,259	9,833	11,172
Other Non-Cash Transactions:
FCC license asset in exchange for other long-term liabilities	12,000

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

        The Acquisition has been accounted for using the purchase method of accounting. The allocation of the purchase price to the assets acquired and liabilities assumed was based on the fair value of the tangible and intangible assets of the Company as of June 26, 2001. The tangible assets were valued based upon either replacement cost (net of depreciation) or a comparable sales approach, as appropriate, and the intangible assets were valued based upon the income, cost and residual approaches. The valuation of tangible assets assumed continued use at their current locations. The valuation of the intangible assets, where appropriate, assumed an annual inflation rate and after tax present value factors. The purchase price allocation is as follows (in thousands):

Current assets	$93,208
Property and equipment	110,012
Intangibles and other assets	2,263,136
Liabilities assumed	(1,498,534)

$967,822

        The purchase price, the refinancing of certain debt obligations and exchangeable preferred stock of Citadel Broadcasting (aggregating $1,040.9 million, including $31.8 million of financing costs), and payments for cancellation of Citadel Communications' stock options ($26.9 million) and other merger costs were funded by the issuance of $1,031.7 million of Class A common stock and Class B common stock by Citadel Broadcasting Corporation, the issuance of $500.0 million of 6% Subordinated Debentures (see Note 8) and $527.0 million of Term and Revolving Loans under the Credit Agreement (see Note 7).

2.    Summary of Significant Accounting Policies

Description of Business

        Citadel Broadcasting Corporation was incorporated in Delaware in 1993 but did not have any business or assets until it was capitalized by partnerships affiliated with FL&Co. in connection with the Acquisition. Citadel Communications owns all of the issued and outstanding common stock of Citadel Broadcasting. Citadel Broadcasting owns and operates radio stations and holds Federal Communications Commission ("FCC") licenses in 25 states. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment as defined by Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information.

Principles of Consolidation and Presentation

        The accompanying consolidated financial statements include Citadel Broadcasting Corporation, Citadel Communications and Citadel Broadcasting (collectively the "Company") for all periods after June 26, 2001. For periods prior to June 26, 2001, the accompanying financial statements include the Predecessor Company. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting policies of the Company and Predecessor Company are the same unless stated otherwise.

Reclassifications

        Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less, at the time of purchase, to be cash equivalents.

Allowance for Doubtful Accounts

        The Company recognizes an allowance for bad debts based on historical experience of bad debts as a percent of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated balance sheets consisted of the following:

	December 31,
	2003	2002
	(in thousands)
Trade receivables	$80,014	$70,794
Allowance for doubtful accounts	(3,752)	(4,321)

Accounts receivable, net	$76,262	$66,473

Derivative Instruments and Hedging Activities

        The Company has not entered into any agreements related to derivative instruments for the period from June 26, 2001 through December 31, 2003. The Predecessor Company entered into interest rate swap agreements, which were accounted for as cash flow hedges under the provisions of SFAS No. 133, Accounting for Derivative Instruments, as amended. In connection with the Acquisition, the Predecessor Company terminated all of its interest rate swap agreements and recognized additional interest expense related to the early termination of the agreements of approximately $2.4 million during the period from January 1, 2001 through June 25, 2001.

Property and Equipment

        Assets acquired in business combinations are accounted for using the purchase method of accounting and are recorded at their estimated fair value as of the acquisition date. Property and equipment additions are recorded at cost. Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred.

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Intangible Assets

        Intangible assets consist primarily of Federal Communications Commission (FCC) broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, the Company ceased amortization of goodwill and FCC licenses, which are indefinite- lived intangible assets. Other intangible assets are amortized on a straight-line basis over the contractual lives or estimated lives of the assets.

        The Company evaluates its FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. FCC licenses are evaluated for impairment at the market level. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. The Company evaluates goodwill in each of its reporting units (markets) for impairment annually, or more frequently if certain circumstances are present.

        The Company utilizes independent appraisals in determining the fair value of FCC licenses and goodwill for significant acquisitions in the year of the acquisition. These appraisals principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which incorporates variables such as market advertising revenues, market revenue share projections, anticipated operating profit margins and various discount rates. The variables used in the analysis reflect historical station and advertising market growth trends, as well as anticipated performance and market conditions. In years subsequent to the acquisition, the Company evaluates each market to determine if any significant changes have occurred in the market that would adversely impact the value of the FCC licenses. The Company reviews the current year's cash flows of the market compared to the year of the acquisition and the audience share ratings of the market as compared to the year of acquisition. Multiples of operating cash flow are also considered.

        The Company's impairment testing for goodwill is determined based primarily on discounted expected future cash flows to be generated from each market. These cash flows are then compared to the net book value of all intangible and tangible assets of each market, including goodwill. If the cash flows exceed the book value of all intangible and tangible assets, then no impairment of goodwill exists. In addition, an estimate of the fair value of the entire Company is calculated based on the Company's stock price on the New York Stock Exchange at the date of the impairment testing plus long-term debt. This fair value based on the Company's quoted stock price is then compared to the discounted cash flows of all of its markets in the aggregate to ensure that the cash flow computation is reasonable when determining if any impairment of goodwill exists.

FCC Licenses and Renewal

        Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. Licenses are renewed through an application to the FCC. A station may continue to operate beyond the expiration date of its license if a timely filed license application is pending. Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet various requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed, although the Company cannot be assured that all of its licenses will be renewed. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company's FCC radio station licenses could have a material adverse effect on the Company's business, financial position, and results of operations.

        Some of the Company's local marketing agreements and joint sales agreements do not comply with the FCC's new ownership limits. The Company will be required to terminate these agreements or otherwise come into compliance with the FCC's ownership rules no later than two years after the FCC's new rules become effective. The Company does not believe that termination of these agreements or its actions to come into compliance with the new rules with respect to these agreements will have a material impact on the Company's business, financial position or results of operations.

Debt Issuance Costs

        The costs related to the issuance of debt are capitalized as other assets and amortized to interest expense using the effective interest rate method over the term of the related debt.

Stock Option Plan

        As provided under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees, and provide the pro forma disclosure provisions of SFAS No.

123 to its stock-based awards to employees. For those awards that result in the recognition of compensation expense under APB Opinion No. 25, the Company records expense for each tranche of the award over the vesting period applicable to such tranche, which results in the accelerated recognition of compensation expense.

        At December 31, 2003, the Company has certain stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Except for the options discussed in Note 9 under the heading "Deferred Stock Compensation" and the Class B common stock purchased by the Company's CEO discussed in Note 9 under the Heading "Common and Preferred Stock", no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year Ended December 31,		Period from June 26, 2001 through December 31, 2001
	2003	2002
	(in thousands, except per share amounts)
Net loss applicable to common shares, as reported	$(89,570)	$(89,166)	$(53,637)
Add: Corporate non-cash stock compensation expense	10,339	25,886	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(13,527)	(27,954)	—

	$(92,758)	$(91,234)	$(53,637)

Net loss per common share:
As reported	$(0.83)	$(0.93)	$(0.56)
Pro forma	$(0.86)	$(0.95)	$(0.56)

        In March 2000, the FASB issued Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25). This interpretation clarifies the definition of an employee, the determination of non-compensatory plans and the effect of modifications to stock options. This interpretation was effective July 1, 2000 and did not have a material effect on the Predecessor Company's consolidated financial statements.

Income Taxes

        The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management has established a valuation allowance for a portion of its deferred tax assets.

Net Loss Per Share

        During the year ended December 31, 2003, basic net loss per share is computed by dividing net loss available to common shares by the weighted average number of common shares outstanding, which includes the 96,134,329 shares of Class A common stock outstanding until July 31, 2003 and 122,911,490 shares of common stock outstanding after the Company's recapitalization and initial public offering (see Note 9), as well as common stock transactions that occurred in the fourth quarter of 2003. During the year ended December 31, 2002 and the period from June 26, 2001 through December 31, 2001, basic net loss per share is computed by dividing net loss available to common shares by the weighted average number of Class A common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the losses of the Company. The Company had options to issue 5,958,125 shares of common stock outstanding as of December 31, 2003, and options to issue 5,914,250 shares of Class A common stock outstanding as of December 31, 2002. However, these options and, prior to the recapitalization, outstanding shares of Class B common stock (see Note 9) have been excluded from the calculations of diluted net loss per share as their effect is antidilutive.

Revenue Recognition

        Broadcasting operations derive revenue primarily from the sale of program time and commercial announcements to local, regional and national advertisers. Gross broadcasting revenue is recognized when the programs and commercial announcements are broadcast. Net broadcasting revenue is recorded net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross broadcasting revenue.

Barter Transactions

        Barter contracts are agreements entered into under which the Company provides commercial air-time in exchange for goods and services used principally for promotions, sales and other business activities. The Company determines the amount of revenue for barter transactions based on fair value received for similar commercial air-time from cash customers.

Advertising Expenses

        Advertising expenses are expensed as incurred.

Business and Credit Concentrations

        In the opinion of management, credit risk with respect to receivables is limited due to the large number of customers and the geographic diversification of the Company's customer base. The Company performs credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. At December 31, 2003 and 2002, no receivable from any customer exceeded 5% of accounts receivable. For the years ended December 31, 2003 and 2002 and for the periods from January 1, 2001 through June 25, 2001 and from June 26, 2001 through December 31, 2001, no single customer accounted for more than 10% of net broadcasting revenue.

Recent Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted the provisions of SFAS No. 144 at the beginning of the year ended December 31, 2002. The implementation of this standard did not have a significant impact on the Company's financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of SFAS No. 145 relate to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, but SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. Generally, SFAS No. 145 is effective for our 2003 fiscal year. The Company adopted this statement on January 1, 2003 and, as provided by this statement, retroactively applied the provisions to all periods presented on the accompanying statements of operations.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 by the Company was effective on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-and amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No.

123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. SFAS No. 148's amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements. FIN No. 46 was effective for one transaction entered into by the Company in 2003 (see Note 3). The FASB amended FIN No. 46 in December of 2003. The revised provisions of FIN No. 46 will be effective for the Company in the first quarter of 2004. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of the remaining provisions of FIN No. 46 is not expected to have a material impact on the Company's financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales of securities that do not yet exist. The adoption of SFAS No. 149 on July 1, 2003 did not have a material impact on the Company's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the standard on July 1, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on the Company's financial position or results of operations.

3.    Acquisitions and Dispositions

2003 Acquisitions and Dispositions

Completed Acquisitions

        During the year ended December 31, 2003, the Company completed seven acquisitions for a total of twenty radio stations with an aggregate purchase price of approximately $179.7 million, including, on September 8, 2003, the acquisition from Wilks Broadcasting LLC (Wilks) of five radio stations in the Des Moines, IA market, four radio stations in the New Orleans, LA market, and two radio stations in the Springfield, MO market for an aggregate cash purchase price of approximately $133.3 million.

        All of the Company's acquisitions have been accounted for using the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying consolidated statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

        For the completed acquisitions, the aggregate purchase price was allocated on a preliminary basis as follows and was based upon information available as of December 31, 2003. The Company is awaiting information to finalize its valuation of FCC licenses, property and equipment, other intangible assets, and certain other acquired assets and assumed liabilities. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in these financial statements. Adjustments to the purchase price allocation are expected to be finalized in 2004 and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

Asset Description	Acquisition from Wilks	Other Acquisitions	Total	Asset lives
	(in thousands)
Property and equipment, net	$3,619	$4,811	$8,430	3-25 years
FCC licenses	122,316	40,179	162,495	non-amortizing
Goodwill	9,566	4,246	13,812	non-amortizing
Other intangibles, net	838	2,147	2,985	6 to 36 months
Liabilities assumed	(3,014)	(5,027)	(8,041)

Total aggregate purchase price	$133,325	$46,356	$179,681

Completed Dispositions

        During the year ended December 31, 2003, the Company completed six dispositions of a total of twelve radio stations for an aggregate price of approximately $16.6 million, including the sale of five stations in Tyler/Longview, TX for an aggregate purchase price of $6.0 million, of which $5.5 million was in the form of a note. Due to the limited initial investment by the buyer of the Tyler/Longview, TX stations, this transaction was not accounted for as a sale when consummated.

Pending Acquisitions and Dispositions

        As of December 31, 2003, the Company has three agreements to acquire four radio stations for a combined aggregate purchase price of approximately $31.6 million. Below is a summary of the significant acquisitions and expected periods in which the acquisitions should close:

  •
  Two radio stations in the Providence, RI market for an aggregate cash purchase price of $14.5 million. The Company expects this acquisition to close in the first or second quarter of 2004.

  •
  One radio station in the New Orleans, LA market for an aggregate cash purchase price of $14.3 million. The Company expects this acquisition to close in the first quarter of 2004.

        The Company will operate the stations in Providence, RI and New Orleans, LA, pending the acquisitions, under local marketing agreements.

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

        On July 2, 2003, the Company entered into a local marketing agreement related to a radio station in Knoxville, TN. During the three-year term of this agreement, the current station owner has the option, but not the obligation, to require the Company to purchase all of the assets of the station for $12.0 million. In accordance with FIN No. 46, the Company has determined that this is a variable interest entity and that the Company is the primary beneficiary of the variable interest entity. Accordingly, the entity has been included in the consolidated financial statements of the Company since August 2003.

        As of December 31, 2003, the Company has three pending asset purchase agreements to sell an aggregate of ten radio stations in four markets for aggregate cash purchase prices totaling approximately $6.8 million.

2002 Acquisitions and Dispositions

        On September 30, 2002, the Company acquired the assets of one radio station in Oklahoma City, OK from Kingfisher County Broadcasting, Inc. for approximately $3.1 million. The Company was operating this station under a local marketing agreement from April 1, 2002 through the date of acquisition. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to non-current tangible and intangible assets based upon the fair value of the assets. The results of operations of the acquired station are included in the accompanying statement of operations since the date of acquisition. The acquisition was funded from operating funds. The aggregate purchase price was allocated as follows:

(In thousands)
Property and equipment	$248
Intangible assets	2,885

$3,133

        The Company made no dispositions of radio stations during 2002.

2001 Acquisitions and Dispositions

2001 Acquisitions

        During the period from January 1, 2001 through June 25, 2001, the Predecessor Company acquired one radio station in Flint, MI for a purchase price of approximately $0.6 million. During the period from June 26, 2001 through December 31, 2001, the Company acquired six radio stations for a combined purchase price of approximately $67.2 million, including, on July 1, 2001, a transaction to acquire five radio stations in the Tucson, AZ market for approximately $66.3 million.

        The acquisitions were accounted for by the purchase method of accounting and, accordingly, each purchase price was allocated to current assets as well as non-current tangible and intangible assets based upon the fair value of the assets. The results of operations of the acquired stations are included in the accompanying statement of operations since the dates of acquisition. The acquisitions were funded with borrowings under the Credit Agreement, proceeds from the sale of stations in Atlantic City, NJ and operating funds. The aggregate purchase price was allocated as follows:

(In thousands)
Property and equipment	$3,977
Intangible assets	63,726
Other assets	10

$67,713

2001 Dispositions

        On July 1, 2001, the Company sold two FM radio stations, one AM radio station and the right to program and sell commercial advertising for one FM radio station, all of which serve the Atlantic City/Cape May, NJ market, for approximately $19.4 million.

Pro Forma

        The following summarized unaudited pro forma results of operations for the years ended December 31, 2003 and 2002 assume that all significant radio station acquisitions and dispositions during the years ended December 31, 2003 and 2002 occurred as of January 1 of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the significant radio station acquisitions and dispositions occurred as of January 1 of each period presented or the results of operations which may occur in the future.

	Pro Forma Years Ended December 31,
	2003	2002
	(unaudited)	(unaudited)
	(in thousands, except per share amount)
Net broadcasting revenue	$382,799	$370,688
Net loss	(90,806)	(94,872)
Basic and diluted net loss per common share	$(0.85)	$(0.99)

        The following summarized unaudited pro forma results of operations for the year ended December 31, 2001 assume that the Acquisition and other significant radio station acquisitions and dispositions during 2001 occurred as of January 1, 2001. These pro forma results do not give effect to the adoption of SFAS No. 141 or SFAS No. 142, prior to their effective date. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition and other significant radio station acquisitions and dispositions occurred as of January 1, 2001, or the results of operations which may occur in the future.

For the year ended December 31, 2001
(unaudited)
(in thousands, except per share amounts)
Net broadcasting revenue	$322,450
Loss from continuing operations before income tax benefit	(190,208)
Net loss	(116,027)
Pro forma basic and diluted loss per share	$(1.21)

4.    Property and Equipment

        Property and equipment consisted of the following at December 31:

	2003	2002	Estimated Useful Life
Land	$19,098	$18,572
Buildings and improvements	28,278	27,798	3 to 25 years
Transmitters, towers and studio equipment	71,199	62,422	5 to 10 years
Office furniture,equipment and vehicles	20,908	19,001	2 to 12 years
Construction in progress	1,651	1,090

	141,134	128,883
Less accumulated depreciation and amortization	(43,275)	(25,272)

	$97,859	$103,611

5.    Intangible Assets

        Intangible assets consisted of the following at December 31:

	December 31, 2002
Amortizable Intangible Assets	Book Basis	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period
	(in thousands)
Advertiser base	$364,947	$(173,992)	$190,955	3.3 years
Other	29,810	(17,029)	12,781	6.8 years

	$394,757	$(191,021)	$203,736

	December 31, 2003
Amortizable Intangible Assets	Book Basis	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period
	(in thousands)
Advertiser base	$327,586	$(251,134)	$76,452	3.5 years
Other	26,358	(17,978)	8,380	7.8 years

	$353,944	$(269,112)	$84,832

	December 31,
Unamortizable Intangible Assets
	2003	2002
	(in thousands)
FCC licenses	$1,349,808	$1,187,457
Goodwill	608,646	596,287

	$1,958,454	$1,783,744

        The changes in the carrying amounts of FCC licenses and goodwill for the years ended December 31, 2002 and 2003 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, December 31, 2001	$1,184,331	$591,695
Adjustments	241	4,577
Station acquisition	2,885	15

Balance, December 31, 2002	1,187,457	596,287
Station acquisitions and other additions	169,579	13,812
Station disposition and other deletions	(7,228)	(1,453)

Balance, December 31, 2003	$1,349,808	$608,646

        The adjustments to goodwill recorded subsequent to the initial allocation of the purchase price primarily represent the Company's final determination of the fair value of certain assets acquired and liabilities assumed. The adjustments for FCC licenses are primarily due to contingent payments made in 2002 related to FCC licenses acquired in prior periods.

        Station dispositions and other deletions for the year ended December 31, 2003 include amounts relating to the reclassification of assets in the accompanying consolidated balance sheet related to the transfer of stations in the Company's Tyler/Longview, TX market (see Note 3).

        The Company has definite-lived intangible assets that consist primarily of advertiser base, which are amortized in accordance with SFAS No. 142. The aggregated amortization expense for the years ended December 31, 2003 and 2002 and the periods from January 1, 2001 through June 25, 2001 and from June 26, 2001 through December 31, 2001 was approximately $121.5 million, $125.5 million, $46.8 million, and $90.7 million, respectively. As of December 31, 2003, other intangibles, net on the accompanying consolidated balance sheet reflect $84.8 million in unamortized definite-lived intangible assets.

        The following table presents the Company's estimate of amortization expense for each of the five succeeding years ended December 31, for definite-lived assets:

Amortization Expense
(in thousands)
2004	$71,354
2005	9,100
2006	2,403
2007	—
2008	—

$82,857

        The table below compares the net loss reported for the periods from January 1, 2001 through June 25, 2001 and from June 26, 2001 through December 31, 2001 as if SFAS No. 142 was adopted on the first day of each period presented.

		Predecessor Company
	Company
		Period From January 1, 2001 through June 25, 2001
	Period From June 26, 2001 through December 31, 2001
	(in thousands, except per share amounts)
Net loss, as reported	$(53,635)	$(149,338)
Goodwill and FCC amortization, net of taxes	16,615	42,480

Adjusted net loss	$(37,020)	$(106,858)

Basic and diluted earnings per share:
Net loss, as reported	$(0.56)
Goodwill and FCC amortization, net of taxes	0.17

Adjusted net loss	$(0.39)

6.    Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities at December 31 consisted of the following:

	2003	2002
	(In thousands)
Accounts payable	$5,467	$7,221
Compensation, commissions and accrued bonuses	5,013	8,251
Interest	385	2,860
Prepaid advertising and reimbursements	771	835
Restructuring	—	184
Employee benefits	3,129	1,770
National sales commissions	2,069	962
Music license fee	480	1,128
Payables for radio station acquisitions	3,007	—
Other accrued liabilities	6,198	4,595

	$26,519	$27,806

Restructuring

        Upon the Acquisition, the Company began an assessment of its operations and personnel, and accordingly, the board of directors approved a restructuring plan. The Company recorded an accrual for these restructuring activities of approximately $1.9 million in connection with the Acquisition. The major components of the restructuring liability were severance costs for the prior CEO and severance costs for the termination of 35 employees and other related costs. For the year ended December 31,

2002, the Company paid approximately $1.8 million for severance and termination benefits and other exit costs, and the remaining amounts were paid during the year ended December 31, 2003.

7.    Senior Debt

        In connection with the Acquisition, the Company entered into a new credit facility (the "Credit Agreement") dated as of April 3, 2001. The Credit Agreement provided for (a) Term A Loans of $250.0 million and Term B Loans of $250.0 million (collectively known as the "Term Loan Facility") and (b) revolving loans (the "Revolving Loan Facility") available through June 26, 2008 in an aggregate principal amount at any one time outstanding not in excess of $200.0 million. In addition, the Company may, prior to the third anniversary of the date of the Acquisition, solicit incremental revolving and term loans not to exceed $400.0 million.

        The Credit Agreement bears interest at a rate equal to the applicable margin plus either (a) the greatest of (i) the per annum rate of interest publicly announced from time to time by JPMorgan Chase Bank ("JPMorgan") in New York, New York, as its prime rate of interest (the "Prime Rate"), (ii) the federal funds effective rate plus 0.50% or (iii) the base CD rate in effect on such day plus 1% (with the greatest of (i), (ii) or (iii) being referred to as "ABR"), or (b) a rate determined by JPMorgan to be the Eurodollar Base Rate. The Eurodollar Base Rate is equal to the rate at which JPMorgan is offered dollar deposits in the interbank Eurodollar market. The applicable margins for the Term A Loan and revolving loans range between 1.50% and 3.00% for Eurodollar borrowings, depending on the Company's total senior indebtedness ratio. The applicable margin for the Term B Loan ranges between 2.75% and 3.25% for Eurodollar borrowings depending on the Company's senior indebtedness ratio.

        Effective January 31, 2003, the Company's Credit Agreement was amended, decreasing the Term B Loan from $250.0 million to $200.0 million and decreasing the applicable margins on the Term B Loan from a range between 2.75% and 3.25% for Eurodollar borrowings to 2.50%. The repayment of the Term B Loan was financed through borrowings under the Revolving Loan Facility. On March 31, 2003, the Company repaid $34.0 million on the Term A and B Loans with borrowings under the Revolving Loan Facility.

        The Company's initial public offering registration statement with the Securities and Exchange Commission was declared effective on July 31, 2003 (see Note 9). The Company used substantially all of the net proceeds of the initial public offering to first repay amounts outstanding under the Term B Loan, then to repay amounts outstanding under the Revolving Loan Facility, with the remaining proceeds used to repay amounts outstanding under the Term A Loan. Immediately after the application of the proceeds, the Company had approximately $78.1 million outstanding under the Term A Loan. In August 2003, the Company repaid an additional $9.0 million on the Term A Loan. In connection with the repayment of notes, the Company wrote off deferred financing costs of $8.2 million, which is included as write off of deferred financing costs due to extinguishment of debt in the accompanying consolidated statements of operations. In September 2003, the Company borrowed an additional $127.0 million on the Revolving Loan Facility to fund the acquisition of certain radio stations. Payments made on the Term A and B Loans reduce the commitment under the Credit Agreement and therefore the funds are not available for future borrowings.

        Effective December 10, 2003, the Company amended its credit facility which, in part, reduced the applicable margins on the Company's Revolving Loan Facility and Term A Loan from a range of 1.50%

to 3.00% for Eurodollar borrowings to a range of 1.00% to 2.50%.. In connection with the amendment of the Company's credit agreement, the Company wrote off deferred financing costs of $1.2 million in the fourth quarter of 2003. This amount is included as write off of deferred financing costs due to extinguishment of debt in the accompanying consolidated statements of operations. As of December 31, 2003, other assets, net on the accompanying consolidated balance sheet reflects approximately $4.2 million of deferred financing fees (net of accumulated amortization) related to the Senior Debt.

        Below is a table that sets forth the rates and the amounts borrowed under the Credit Agreement as of December 31:

	2003		2002
	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Term A	$69,111	2.19%	$250,000	3.93%
Term B	—		250,000	4.54%
Revolving Loan	—		17,500	3.88%
Revolving Loan	—		3,500	5.75%
Revolving Loan	7,000	4.00%
Revolving Loan	42,000	2.17%
Revolving Loan	50,000	2.17%

        The required aggregate principal payments for the Term A Loan as of December 31, 2003 are as follows:

December 31
(in thousands)
2004	$8,131
2005	16,261
2006	16,261
2007	18,294
2008	10,164

$69,111

        As of December 31, 2003, the Company has outstanding borrowings under the revolving loans of $99.0 million. In addition, the Company has $3.2 million in letters of credit outstanding primarily related to pending acquisitions. Net of outstanding borrowings and letters of credit, the Company has $97.8 million available for future borrowings under the revolving loans as of December 31, 2003.

        Additional borrowings may be made under the Revolving Loan Facility, subject to the satisfaction of certain conditions, for general corporate purposes, including for working capital, capital expenditures, and to finance permitted acquisitions. The Revolving Loan Facility must be paid in full on or before June 26, 2008. In addition, mandatory prepayments must be made under the Credit Agreement (i) with proceeds in excess of $30.0 million from certain asset sales and specified debt issuances and (ii) commencing with the fiscal year ended December 31, 2003 if certain conditions are met, with 50% of excess cash flow, as defined. These conditions were not met during the year ended December 31, 2003.

        The Credit Agreement is collateralized by a pledge of the common stock of the Company and the common stock of Citadel Broadcasting. Various debt covenants place restrictions on, among other things, indebtedness, acquisitions, dividends, capital expenditures, and the sale or transfer of assets. The debt covenant provisions also require the Company to meet certain financial ratio tests, such as a maximum senior indebtedness leverage test, minimum senior interest coverage test, and minimum fixed charges coverage test. As of December 31, 2003, the Company was in compliance with all covenant provisions.

8.    Subordinated Debt

        On June 26, 2001, the Company completed the issuance of $500.0 million of 6% Subordinated Debentures ("6% Debentures") to two partnerships affiliated with FL&Co. The 6% Debentures are subordinate and junior in right of payment to the Senior Debt discussed in Note 7. Interest is payable semi-annually on the 30th day of June and the 31st day of December in each year, computed on the basis of a 360-day year of twelve 30-day months at an annual rate of 6%. Principal payments under these debentures of approximately $166.7 million are due on June 26, 2012, 2013 and 2014.

9.    Shareholders' Equity

Common and Preferred Stock

        On June 26, 2001, the Predecessor Company was acquired by Citadel Broadcasting Corporation through the merger of Acquisition Corp. into Citadel Communications, with Citadel Communications as the surviving company. In accordance with the merger agreement, each outstanding share of common stock of Citadel Communications (other than 613,220 shares which were rolled over into shares of Citadel Broadcasting Corporation as described below) was converted, at the date of acquisition, into the right to receive $26.00 in cash and each share of such common stock was cancelled, retired and ceased to exist. By virtue of the merger, the outstanding common shares of Acquisition Corp. were converted into the outstanding shares of Citadel Communications.

        Citadel Broadcasting Corporation was incorporated in Delaware in 1993 but did not have any business or substantive operations or assets until it was capitalized by partnerships affiliated with FL&Co. in connection with the Acquisition. The initial capitalization consisted of 96,134,329 shares of Class A common stock at approximately $10.51 per share and 7,485,596 shares of Class B common stock at $3.50 per share for a total capital contribution of approximately $1,036.2 million. The shares of Class B common stock were acquired by officers or employees of Citadel Communications at the time of the Acquisition, and a portion of the purchase price included full recourse notes of approximately $4.5 million (the "Shareholder Notes") for the shares of Class B common stock. The Shareholder Notes bear interest at 5.02%. The Shareholder Notes and accrued interest are reported as a reduction to the Company's shareholders' equity. In February 2002, the Company and the CEO agreed that the CEO would purchase $4.0 million of shares of the Company's Class B common stock at $3.50 per share, when the fair value of the Class B common stock was $4.83 per share, in connection with his joining the Company. The CEO paid for these shares in April 2002. The total amount of deferred compensation recorded was approximately $1.5 million. The deferred compensation is being charged to compensation expense over the vesting period of the shares. During the years ended December 31, 2003 and 2002, such expense was approximately $382,000 and $956,000, respectively. During 2002, the Company repurchased all of the shares of Class B common stock held by certain former executives at cost for approximately $16.3 million. Concurrent with the repurchase of the shares of Class B common stock, the former executives repaid approximately $1.7 million in Shareholder Notes and approximately $0.1 million in accrued interest related to the Shareholder Notes.

        Shares of Class B common stock are the subject of a shareholder's agreement under which each share, until vested, is subject to repurchase upon termination of employment. The Company's purchase price for the shares is the shareholder's cost, unless the shareholder engages in prohibited or competitive activities or criminal acts, or grossly or willfully neglects his or her duties. In such cases, the Company has the option to purchase the shares for the lesser of the shareholder's cost or the book value per share. If a shareholder's employment is terminated without cause, the shareholder may require the Company to repurchase the shares at the shareholder's cost, except that in the case of termination by reason of death, permanent disability or adjudicated incompetency, the purchase price of the shares is fair value. The shares of Class B common stock that management other than the CEO purchased vest at a rate of 20% per year beginning June 26, 2002. Twenty-five percent of the CEO's shares of Class B common stock vested on March 4, 2002, and the remaining stock that he purchased vests at a rate of 25% per year beginning March 4, 2003. Further, under the shareholder's agreement, shares of Class B common stock will only be transferable together with shares of Class A common stock transferred by FL&Co. until FL&Co.'s ownership falls below 20%.

        Immediately prior to an initial public offering, the outstanding shares of Class B common stock may be exchanged for shares of Class A common stock and the shares of Class A common stock will be redesignated as common stock. The exchange ratio will be determined on the basis of the relative fair market value of the shares of Class A and Class B common stock. The aggregate fair value of the two classes of stock will be based upon the value of the Company's total equity. This exchange occurred during 2003 and is discussed below.

        The initial capitalization of Citadel Broadcasting Corporation also included the rollover of 613,220 shares of the common stock of Citadel Communications, held prior to the merger, into stock of Citadel Broadcasting Corporation. These shares were held by certain members of Citadel Communications' management and, therefore, the Company has recorded a reduction of additional paid-in-capital of approximately $37.4 million (the "reduction for carryover of predecessor cost basis") to reflect investments made by these pre-merger shareholders of Citadel Communications in Citadel Broadcasting Corporation at the cost basis of their investment in Citadel Communications.

        During 2003, the Company repurchased 1,199,957 shares of Class B common stock held by former officers and employees at cost in accordance with the shareholder's agreement for an aggregate purchase price of approximately $4.2 million.

        On May 21, 2003, the Company's new Chief Operating Officer purchased 94,400 shares of Class B common stock of the Company for an aggregate purchase price of $0.5 million. The price paid for these shares was based upon the estimated fair value of the shares after applying a discount consistent with the discount applied to shares of common stock issued to management, which occurred principally in June 2001. These shares of Class B common stock are subject to a stockholder's agreement, which, among other things, restricts the transfer of the shares of Class B common stock.

        The Company's initial public offering registration statement with the Securities and Exchange Commission was declared effective on July 31, 2003, and the Company issued 25.3 million shares (which includes the over-allotment option exercised by the underwriters for 3.3 million shares) of its common stock at $19.00 per share for an aggregate gross sales price of $480.7 million. The proceeds from the sale of the stock, net of underwriting commissions of approximately $28.8 million, were paid to the Company on August 6, 2003. Additionally, the Company incurred approximately $3.9 million of other stock issuance costs related to the initial public offering. In connection with this initial public offering, the Company completed a recapitalization immediately prior to, or simultaneously with, the closing as follows:

  •
  each outstanding share of Class B common stock was exchanged for .518 shares of Class A common stock;

  •
  the Class A common stock was redesignated as common stock; and

  •
  the certificate of incorporation was amended and restated to reflect a single class of common stock, par value $.01 per share.

        After the recapitalization described above, the Company had 122,911,490 shares of common stock outstanding. The shares of Class B common stock converted to shares of Class A common stock and redesignated as common stock remain subject to the terms of the shareholders' agreements.

        On December 31, 2003, the Company repurchased 53,271 shares of common stock held by a former officer, at cost, in accordance with the shareholder's agreement for an aggregate purchase price of approximately $0.4 million.

Deferred Stock Compensation

        In September 1998, the Predecessor Company entered into stock option award agreements with several key employees. The terms of the agreements provided for options to purchase 114,000 shares of common stock at an exercise price of $16.00 per share which vest over a five-year period. The fair market value on the date of grant was $25.813 per share. Accordingly, the Predecessor Company was amortizing to compensation expense $1.1 million ratably over the five-year vesting period, which represented the difference between the exercise price and fair market value. Due to the Acquisition, the Predecessor Company expensed all remaining deferred compensation related to the agreements as of June 25, 2001. The Predecessor Company recognized compensation expense under the agreements of approximately $0.6 million for the period from January 1, 2001 through June 25, 2001.

        In July 1999, the shareholders approved the Predecessor Company's 1999 Long-Term Incentive Plan, (the "1999 Incentive Plan"), which was intended to be the primary long-term incentive vehicle for senior management. Under the 1999 Incentive Plan, each participant received an option to acquire a certain number of shares of the Predecessor Company's common stock based on meeting certain stock price performance criteria, and once the criteria had been met, the earned portions of the options vested over five years. The exercise price of options granted was $29.25 per share. During the performance period, the shares subject to the option were earned in one-fifth increments for each increase in average stock price (with the average calculated over 20 consecutive trading days) equal to one-fifth of the difference between the option's doubled exercise price and the option exercise price.

        Options to purchase a total of 1,750,000 shares of common stock at an exercise price of $29.25 were authorized under the 1999 Incentive Plan. As of December 31, 2000, 1,400,000 or four-fifths of the options had met the performance criteria. The difference between the exercise price of the options and the fair market value of the Predecessor Company's common stock, which ranged between $36.50 and $60.00 per share, at the date the options met the performance criteria, had been recorded as deferred compensation of approximately $27.6 million. The compensation expense was to be amortized over the five year vesting period. Due to the Acquisition, the Predecessor Company expensed all remaining deferred compensation related to the 1999 Incentive Plan as of June 25, 2001. The Predecessor Company recognized compensation expense of approximately $14.2 million for the period from January 1, 2001 through June 25, 2001.

        In March 2002, the Company granted 4,150,000 options to purchase shares of Class A common stock to its CEO. The options have a term of ten years and have a per share exercise price of $3.50. These options are generally only exercisable by the CEO during his lifetime and are not transferrable. One-quarter of the options vested on the grant date, and an additional one-quarter will vest on each of the first, second and third anniversaries of the grant date. In addition, the CEO is required to enter into a shareholder's agreement, which generally provides that the shares of Class A common stock issued upon exercise of the options may not be sold, assigned or otherwise transferred, except by will or in accordance with the shareholder's agreement. At the grant date, the fair value of the Class A common stock was $13.05 per share. The total amount of deferred compensation recorded was approximately $39.6 million. The deferred compensation is being charged to compensation expense over the vesting period of the options. During the years ended December 31, 2003 and 2002, such expense was approximately $10.0 million and $24.9 million, respectively.

Stock Option Plans

        On June 28, 1996, the Predecessor Company adopted the Citadel Communications Corporation 1996 Equity Incentive Plan (the "Plan") pursuant to which the Predecessor Company's board of directors could grant stock options to officers, employees, directors, consultants and advisors. On July 27, 1999, the Predecessor Company's shareholders approved the 1999 Incentive Plan pursuant to which the Predecessor Company's board of directors granted options to purchase 1,750,000 shares of common stock to certain executive officers of the Company, subject to meeting certain performance criteria under the plan.

        As part of the Acquisition, all outstanding stock options of the Predecessor Company were vested and option holders were paid the difference, if any, of $26.00 over the exercise price in cancellation of such options. Each option holder that had options with an exercise price in excess of $26.00, received a total of $10.00 for all such options and the options were canceled. The aggregate payment to the option holders of approximately $26.9 million is included in the Predecessor Company's Statement of Operations as a non-recurring merger charge in the period from January 1, 2001 through June 25, 2001.

        Stock option activity for the Predecessor Company is summarized as follows:

	Options	Weighted Average Exercise Price Per Share	Exercisable Options
Outstanding, January 1, 2001	$3,830,593	$19.77	1,384,950
Exercised	(1,768,843)	4.49
Canceled	(2,061,750)	30.89

Outstanding, June 25, 2001	$—	$—	—

        In October 2002, the Company adopted the Citadel Broadcasting Corporation 2002 Long-Term Incentive Plan (the "Plan") pursuant to which the Company's board of directors can grant options to officers, employees, directors and independent contractors. At December 31, 2002, the total number of shares of Class A common stock that remain authorized, reserved and available for issuance under the Plan was 3,235,750, and at December 31, 2003, the total number of shares of common stock that remain authorized, reserved and available for issuance under the Plan was 3,191,875, not including shares underlying outstanding grants. Stock options are generally granted with an exercise price equal to the common stock's fair market value at the date of grant. Generally, stock options granted under the Plan vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or termination of employment.

        Stock option activity for the Company, including options granted to the CEO outside of the plan, is summarized as follows:

	Options	Weighted Average Exercise Price Per Share	Exercisable Options
Outstanding, January 1, 2002	—	$—
Granted	5,917,250	7.23
Canceled	(3,000)	16.00

Outstanding, December 31, 2002	5,914,250	7.23	1,037,500
Granted	446,000	17.29
Exercised	(7,250)	16.00
Canceled	(394,875)	16.00

Outstanding, December 31, 2003	5,958,125	$7.39	2,417,189

        The weighted average fair value of options granted in 2003 and 2002 was $4.90 and $7.96 per share, respectively. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2003: risk-free interest rate of 3.86%; dividend yield of $0.0; expected life of five years; and volatility of 67.5%. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2002: risk-free interest rate of 3.86%; dividend yield of $0.0; expected life of five years; and volatility of 67.5%.

	Options Outstanding
				Options Exercisable
	Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life
			Weighted Average Exercisable Price	Exercisable at December 31, 2003	Weighted Average Exercise Price
$ 3.50	4,150,000	8.2 years	$3.50	2,075,000	$3.50
$16.00	1,652,125	8.9 years	$16.00	342,189	$16.00
$19.00	67,000	9.6 years	$19.00	—	—
$20.20	89,000	9.7 years	$20.20	—	—

$ 3.50 to $20.20	5,958,125		$7.39	2,417,189	$5.27

10.    Exchangeable Preferred Stock

        On July 3, 1997, Citadel Broadcasting completed the sale of 1,000,000 shares of 13 1/4% Exchangeable Preferred Stock ("Exchangeable Preferred Stock") for $100.0 million. Dividends on the Exchangeable Preferred Stock accrued at the rate of 13 1/4% per annum and were payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. On or prior to July 1, 2002, dividends were paid in additional shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends, or, at the option of Citadel Broadcasting, in cash.

        In connection with the Acquisition, Citadel Broadcasting repurchased substantially all of the remaining shares of its issued and outstanding Exchangeable Preferred Stock at a price of $121.063 per share for a total cost of approximately $123.1 million, which amount included a premium of approximately $20.2 million. All restrictive covenants under the Exchangeable Preferred Stock were eliminated as part of the repurchase. Citadel Broadcasting redeemed all remaining shares of Exchangeable Preferred Stock during 2002 at a redemption price of 107.729% per share of preferred stock, plus accrued and unpaid interest.

11.    Non-recurring Merger Charges

        In connection with the Acquisition, the Predecessor Company incurred approximately $40.6 million in merger-related charges during the period from January 1, 2001 through June 25, 2001. The major components of the merger costs were approximately $26.9 million in payments to stock option holders in cancellation of their options, approximately $9.8 million paid to the financial advisor of the Predecessor Company, and approximately $3.9 million primarily for legal and other professional services.

12.    Income Taxes

        The income tax benefit for the period from January 1, 2001 through June 25, 2001 and for the year ended December 31, 2002 was limited by the increase in the valuation allowance related to the Company's deferred tax assets. No benefit was recognized for losses for the year ended December 31, 2003 due to increases in the Company's valuation allowance. Further, income tax expense was recognized during 2003 due to amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of.

        At December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes of approximately $224.7 million. The federal net operating loss carryforwards expire as follows:

Year of Expiration	Net Operating Loss Carryforward
(In millions)
December 31, 2008	$2.4
December 31, 2009	5.8
December 31, 2010	7.7
December 31, 2011	3.2
December 31, 2017	1.4
December 31, 2018	34.5
December 31, 2019	20.6
December 31, 2020	112.8
December 31, 2021	17.1
December 31, 2022	19.2

Total federal loss carryforwards:	$224.7

        For state income tax purposes, the Company has approximately $149.6 million in net operating loss carryfowards, which expire in 2004 through 2019. The determination of the state net operating loss carryforwards is dependent upon the federal net operating loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of the state net operating loss carryforwards. Utilization of such federal and state net operating losses is subject to certain limitations under federal and state income tax laws.

        Prior to January 1, 2002, the Company had sufficient taxable temporary differences to warrant no valuation allowance related to the net operating losses. Upon the adoption of SFAS No. 142 on January 1, 2002, amortization of certain indefinite lived intangible assets was no longer required. As a result, the reversing of certain taxable temporary differences may not occur during the carryforward period, which required the establishment of a federal valuation allowance as of December 31, 2003 and 2002 and a state valuation allowance as of December 31, 2003.

        The components of the income tax expense (benefit) for the years ended December 31, 2003 and 2002 and for the periods from June 26, 2001 through December 31, 2001 and from January 1, 2001 through June 25, 2001 are as follows:

	Company			Predecessor Company
	Year Ended December 31, 2003	Year Ended December 31, 2002	Period From June 26, 2001 through December 31, 2001	Period From January 1, 2001 through June 25, 2001
	(in thousands)
Current tax expense (benefit):
Federal	$—	$(309)	$—	$—
State	1,421	1,368	525	(5)

	1,421	1,059	525	(5)

Deferred tax expense (benefit):
Federal	23,187	(13,663)	(27,992)	(2,395)
State	3,400	(1,615)	(3,330)	(423)

	26,587	(15,278)	(31,322)	(2,818)

Total income tax expense (benefit)	$28,008	$(14,219)	$(30,797)	$(2,823)

        Reconciliations of the income tax expense (benefit) as compared to the tax expense (benefit) calculated by applying the federal statutory rate of 35% for the years ended December 31, 2003 and 2002 and for the period from June 26, 2001 through December 31, 2001 and 34% for the period from

January 1, 2001 through June 25, 2001 to the loss from continuing operations before income taxes are as follows:

	Company			Predecessor Company
	Year Ended December 31, 2003	Year Ended December 31, 2002	Period From June 26, 2001 through December 31, 2001	Period From January 1, 2001 through June 25, 2001
	(in thousands)
Federal statutory rate applied to the loss from continuing operations before income taxes	$(21,547)	$(36,182)	$(29,551)	$(51,735)
State tax expense (benefit), net of federal benefit/tax and franchise taxes	3,127	(160)	(2,806)	(3)
Amortization of non-deductible goodwill	—	—	1,428	1,040
Nondeductible meals and entertainment	269	354	132	128
Change in Valuation Allowance	46,159	21,771	—	47,747
Other	—	(2)	—	—

	$28,008	$(14,219)	$(30,797)	$(2,823)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance at December 31 are as follows:

	2003	2002
	(in thousands)
Deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$1,544	$1,778
Net operating loss carryforwards	87,846	88,155
State income tax	16,241	14,962
Accrued liabilities and other obligations not currently deductible	9,041	7,220
Compensation related to stock options	14,908	10,653
Other	388	380

Total deferred tax assets	129,968	123,148
Valuation allowance	(77,699)	(21,771)

Net deferred tax assets	52,269	101,377

Deferred tax liabilities:
Property and equipment	(9,431)	(11,194)
Intangible assets	(336,931)	(356,067)

Total deferred tax liabilities	(346,362)	(367,261)

Net deferred tax liabilities	$(294,093)	$(265,884)

        At December 31, 2003, the Company has an alternative minimum tax ("AMT") credit carryforward of approximately $0.3 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations.

13.    Supplemental Financial Information

        A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 2003 and 2002 and for the periods from January 1, 2001 through June 25, 2001 and from June 26, 2001 through December 31, 2001 is as follows.

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Predecessor Company
January 1, 2001 through June 25, 2001	$2,821	$5,020	$(3,370)	$4,471
Company
June 26, 2001 through December 31, 2001	4,471	4,053	(4,362)	4,162
Year ended December 31, 2002	4,162	6,990	(6,831)	4,321
Year ended December 31, 2003	$4,321	$2,362	$(2,931)	$3,752

14.    Fair Value of Financial Instruments

        The following summary presents a description of the methodologies and assumptions used to determine the estimated fair values for the Company's financial instruments as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. They are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

        Since the fair value is estimated, the amounts that will actually be realized, or paid at settlement or maturity of the instruments, could be significantly different.

        The Company's significant financial instruments and the methods used to estimate their fair values are as follows:

  Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities: The carrying amount is assumed to be the fair value because of the liquidity or short-term maturity of these instruments.

  Senior Debt and Other Long-Term Obligations:    The terms of the Company's Senior Debt and Other Long-Term Obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

        The Company believes that it is not practicable to estimate the fair value of the 6% Debentures because of (i) the fact that the 6% Debentures were issued in connection with the issuance of the original equity of the Company at the date of Acquisition as an investment unit, (ii) the related party nature of the 6% Debentures and (iii) the lack of comparable securities.

15.    Related Party Transactions

        The Company reimburses FL&Co. and its affiliates for expenses paid on the Company's behalf and receives reimbursements from FL&Co. for expenses paid by the Company on its behalf, including travel and related expenses, and office and other miscellaneous expenses. During the years ended December 31, 2003 and 2002, the Company reimbursed FL&Co. and its affiliates a net amount of approximately $1.8 million and $1.2 million, respectively. FL&Co. also provides use of office space to the Company's executive officers at no cost.

        FL Aviation Corp., an affiliate of FL&Co., operates and maintains the Company's corporate aircraft at cost. In connection therewith, the Company reimburses all costs incurred by FL Aviation Corp. in operating the aircraft.

16.    Commitments and Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

        In a complaint filed on June 5, 2003, with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths of certain concertgoers at a Rhode Island nightclub. The complaint contains multiple causes of action, only a small number of which are brought against the Company, in which the Company's sole involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. The complaint alleges, among other things, that the organizers and sponsors of the concert failed to control crowd size, failed to obtain pyrotechnic permits, failed to inspect fireproofing at the club and failed to maintain emergency exits in workable condition, which contributed to the injuries and deaths of plaintiffs when pyrotechnic devices on the stage ignited soundproofing materials adjacent to the stage during the concert. The complaint alleges that the Company was a co-sponsor of the concert and asserts claims against the Company based on theories of joint venture liability and negligence. A motion is currently pending that would remove this case to the United States District Court for the District of Rhode Island and consolidate it with other cases arising out of the Rhode Island nightclub fire before such Court. The Company believes that plaintiffs' claims against the Company are without merit and intends to defend these claims vigorously.

        On October 1, 2003, the Company terminated its National Radio Sales Representation Agreement with McGavren Guild Radio, Inc. ("McGavren"). Based on McGavren's breach of its obligations, the Company believes that it properly terminated its relationship with McGavren. On October 23, 2003, McGavren filed an arbitration demand seeking damages in excess of $65 million. The Company believes it has claims against McGavren for failure to perform under the agreement and, on

November 20, 2003, the Company answered McGavren's arbitration demand and served its statement of counterclaim against McGavren. The Company intends to vigorously pursue its claim and defend the claim asserted by McGavren. Due to the inherent uncertainty of litigation, it is not possible at this time to predict the outcome of this case.

        The Company has entered into a new sales representation agreement with Katz Media Group, Inc.

        The Company is involved in certain other legal actions and claims that arose in the ordinary course of the Company's business. Management believes that such litigation and claims will be resolved without a material effect on the Company's financial position and results of operations.

Lease Commitments

        The Company leases certain studio buildings, tower sites, transmitters and equipment, automobiles and office equipment. The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 2003.

Year Ended	Commitments	Sublease Rentals	Net Lease Commitments
	(In thousands)
2004	$7,594	(377)	$7,217
2005	6,556	(247)	6,309
2006	4,844	(102)	4,742
2007	3,285	(93)	3,192
2008	2,539	(95)	2,444
Thereafter	11,831	(105)	11,726

	$36,649	(1,019)	$35,630

        Total rental expense was approximately $6.6 million, $6.1 million, $2.9 million and $3.0 million for the years ended December 31, 2003 and 2002 and for the periods from January 1, 2001 through June 25, 2001 and from June 26, 2001 through December 31, 2001, respectively.

Contractual Commitments

        The Company has entered into binding contracts in the normal course of business related to sports broadcasting, employment of personnel, and other good and services utilized in our operations.

Defined Contribution Plan

        The Company has a defined contribution 401(k) plan for all employees who are at least 21 years of age and, if full time, have completed 60 days of service, or, if part time, have worked at least 1,000 hours. Under the 401(k) plan, eligible employees can contribute up to 20% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Code. Participants vest immediately in their contributions, and participants' rights to amounts contributed by the Company vest on a graded schedule over a five-year period. Each year, for participants who have completed one year of service, the Company contributes a matching contribution equal to 100% of the participants' elective deferral contribution up to 2% of their regular annual earnings. The Company may make discretionary contributions as approved by the board of directors. Beginning in 2003, the amount of employer matching contributions, if any, are at the discretion of the board of directors. During the year ended December 31, 2003, no matching contributions were approved by the board of directors. During the year ended December 31, 2002 and the periods from January 1, 2001 through June 25, 2001 and from June 26, 2001 through December 31, 2001, the Company contributed approximately $1.5 million, $0.7 million, and $0.7 million, respectively, which represented a two percent matching of employee contributions to the 401(k) plan.

18.    Subsequent Events

        Subsequent to December 31, 2003, the Company acquired two radio stations for an aggregate purchase price of approximately $17.2 million and sold six radio stations for an aggregate purchase price of approximately $3.0 million.

        On January 29, 2004, the Company entered into an agreement to acquire four radio stations in Memphis, TN for an aggregate purchase price of approximately $100.0 million, and, in connection with this agreement, the Company issued a $10.0 million letter of credit under its credit facility.

        In February 2004, the Company granted 1,665,500 options to purchase shares of common stock to employees at an exercise price equal to the fair value of the Company's stock on the date of grant. In March 2004, the Company granted 20,000 options to purchase shares of common stock to members of the Company's board of directors at an exercise price equal to the fair value of the Company's stock on the date of grant.

        On February 9, 2004, the Company entered into an agreement to exchange five of the Company's radio stations in the Bloomington, IL market for two radio stations in the Harrisburg/Lancaster, PA market and four stations in the Erie, PA market, plus a cash payment to the Company.

        On February 18, 2004, the Company sold 9,630,000 shares, and certain shareholders sold 20,000,000 shares, of the Company's common stock at $19.00 per share, before underwriting discount of $0.66 per share. Additionally, the Company concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discount of approximately $6.6 million. The Company used substantially all of the net proceeds from these transactions to retire the $500.0 million of subordinated debentures (See Note 8). In connection with the repayment of the subordinated debentures, we wrote off deferred financing costs of approximately $10.6 million. The convertible subordinated notes are due 2011 and were issued in a private placement to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. The notes bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at a conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. The Company may redeem the notes at any time prior to maturity if the closing price of the Company's common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Holders may require the Company to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the notes).

19.    Quarterly Financial Data (unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except share and per share amounts)
2002:
Net broadcasting revenue	$72,632	$91,521	$89,938	$94,778
Operating loss	(26,965)	(5,667)	(4,438)	(4,602)
Net loss	(36,667)	(18,294)	(17,426)	(16,773)
Basic and diluted net loss per common share	$(0.38)	$(0.19)	$(0.18)	$(0.17)

Weighted average common shares outstanding	96,134,329	96,134,329	96,134,329	96,134,329

2003:
Net broadcasting revenue	$77,172	$95,429	$96,707	$102,201
Operating (loss) income	(13,794)	1,469	3,430	4,932
Net loss	(33,842)	(18,954)	(23,153)	(13,621)
Basic and diluted net loss per common share	$(0.35)	$(0.20)	$(0.20)	$(0.11)

Weighted average common shares outstanding	96,134,329	96,134,329	113,888,751	122,915,819

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, including, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

Directors, Executive Officers and Other Significant Personnel

        In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, the information required by this Item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    Documents incorporated by reference or filed with this report:

          (1) Audited consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2003 and 2002 and for the period from June 26, 2002 through December 31, 2001and audited consolidated statements of operations, shareholders' equity and cash flows of Citadel Communications Corporation and subsidiary for the period from January 1, 2001 through June 25, 2001.

          (2) Exhibits required to be filed by Item 601 of Regulation S-K:

        Listed below are the exhibits which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2001, by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
2.2
Letter Agreement dated January 15, 2001 by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 (No. 333-89844) ).
2.3
Amendment No. 1, dated march 13, 2001, to Merger Agreement dated as of January 15, 2001 by and among the Registrant, Citadel Communications Corporation and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.3 to the Registration Statement on form S-1 (No. 333-89844)).
2.4
Letter Agreement, dated March 22, 2001 by and among Citadel Communications Corporation, the Registrant and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.4 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
3.2	Form of Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
4.2	Indenture dated as of February 18, 2004 between Registrant and the Bank of New York, as trustee, in respect of Registrant's 1.875% Convertible Subordinated Notes due 2011.
10.1	The Registrant's 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1(No. 333-89844)).

10.2
Stockholder's Agreement, dated May 21, 2003, between the Registrant and Judith A. Ellis (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.3
Stockholder's Agreement, dated June 26, 2001, between the Registrant and Randy L. Taylor (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.4
Registration Rights Agreement, dated June 26, 2001, among the Registrant, Citadel Communications Corporation, Citadel Broadcasting Company, Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Lawrence R. Wilson and Rio Bravo Enterprise Associates, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.5
Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.6
Credit Agreement, dated as of April 3, 2001, among Citadel Broadcasting Company, Citadel Communications Corporation, the Registrant, certain lenders, The Case Manhattan Bank, as Administrative Agent, and first Union National Bank and The Bank of Nova Scotia, as Syndication Agents (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.7
Management Rights Letter, dated June 26, 2001 between the Registrant, Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.8
Letter, dated February 15, 2002, from Theodore J. Forstmann to Farid Suleman setting forth the terms of Mr. Suleman's employment as chief executive officer of the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.9
Stock Option Agreement, dated April 23, 2002, between the Registrant and Farid Suleman (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.10
Letter Agreement, dated June 4, 2002, between the Registrant and Farid Suleman amending the Stock Option Agreement dated April 23, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.11
Stockholder's Agreement, dated April 23, 2002, between the Registrant and Farid Suleman (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.12
Letter Agreement, dated April 10, 2002, among Lawrence R. Wilson, Molly and Associates, LLC, Rio Bravo Limited, LLC and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).

10.13
Aircraft Management Agreement, dated October 1, 2002, as amended by Amendment No. 1 dated February 27, 2003, between the Registrant and FL Aviation Corp. (FL) (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (No. 333-112270)).
10.14
Recourse Secured Promissory Note, dated June 26, 2001, between the Registrant and Randy L. Taylor (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (No. 333-89844) ).
10.15
First Amendment, dated as of January 29, 2003, to Credit Agreement dated as of April 3, 2001, among Citadel Broadcasting Company, Citadel Communications Corporation, the Registrant, certain lenders, The Chase Manhattan Bank, as Administrative Agent, and first Union National Bank and The Bank of Nova Scotia, as Syndication Agents (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.16
Second Amendment, dated as of December 10, 2003, to Credit Agreement, dated as of April 3, 2001, among Citadel Broadcasting Company, Citadel Communications Corporation, the Registrant, certain lenders, JPMorgan Chase Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (No. 333-112270)).
10.17
Third Amendment, dated as of February 4, 2004, to Credit Agreement, dated as of April 3, 2001, among Citadel Broadcasting Company, Citadel Communications Corporation, the Registrant, certain lenders, JPMorgan Chase Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent (incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (No. 333-112270)).
10.18
Letter, dated July 17, 2003, from the Registrant to Farid Suleman clarifying certain terms of Mr. Suleman's employment (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (No. 333-89844) ).
10.19	Registration Rights Agreement dated as of February 18, 2004 between the Registrant and the initial purchasers of the Registrant's 1.875% Convertible Subordinated Notes due 2011.
21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Registrant's Registration Statement on Form S-1 (No. 33-89844)).
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

        The Company furnished a Current Report on Form 8-K (Item 12) dated November 4, 2003 for the purpose of furnishing its earnings release dated November 4, 2003 regarding its financial results for the third quarter of 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL BROADCASTING CORPORATION
By:	/s/ FARID SULEMAN Farid Suleman Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FARID SULEMAN Farid Suleman	Chief Executive Officer and Chairman (principal executive officer)	March 16, 2004
/s/ RANDY L. TAYLOR Randy L. Taylor	Vice President-Finance and Secretary (principal financial and accounting officer)	March 16, 2004
/s/ DAVID W. CHECKETTS David W. Checketts	Director	March 16, 2004
/s/ J. ANTHONY FORSTMANN J. Anthony Forstmann	Director	March 16, 2004
/s/ THEODORE J. FORSTMANN Theodore J. Forstmann	Director	March 16, 2004
/s/ GORDON A. HOLMES Gordon A. Holmes	Director	March 16, 2004
/s/ SANDRA J. HORBACH Sandra J. Horbach	Director	March 16, 2004
/s/ MICHAEL A. MILES Michael A. Miles	Director	March 16, 2004
/s/ CHARLES P. ROSE, JR. Charles P. Rose, Jr.	Director	March 16, 2004
/s/ HERBERT J. SIEGEL Herbert J. Siegel	Director	March 16, 2004

EXHIBIT INDEX

No.	Description
2.1
Agreement and Plan of Merger, dated as of January 15, 2001, by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
2.2
Letter Agreement dated January 15, 2001 by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 (No. 333-89844) ).
2.3
Amendment No. 1, dated march 13, 2001, to Merger Agreement dated as of January 15, 2001 by and among the Registrant, Citadel Communications Corporation and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.3 to the Registration Statement on form S-1 (No. 333-89844)).
2.4
Letter Agreement, dated March 22, 2001 by and among Citadel Communications Corporation, the Registrant and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.4 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
3.2	Form of Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
4.2	Indenture dated as of February 18, 2004 between Registrant and the Bank of New York, as trustee, in respect of Registrant's 1.875% Convertible Subordinated Notes due 2011.
10.1	The Registrant's 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.2
Stockholder's Agreement, dated May 21, 2003, between the Registrant and Judith A. Ellis (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.3
Stockholder's Agreement, dated June 26, 2001, between the Registrant and Randy L. Taylor (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.4
Registration Rights Agreement, dated June 26, 2001, among the Registrant, Citadel Communications Corporation, Citadel Broadcasting Company, Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Lawrence R. Wilson and Rio Bravo Enterprise Associates, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.5
Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).

10.6
Credit Agreement, dated as of April 3, 2001, among Citadel Broadcasting Company, Citadel Communications Corporation, the Registrant, certain lenders, The Case Manhattan Bank, as Administrative Agent, and first Union National Bank and The Bank of Nova Scotia, as Syndication Agents (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.7
Management Rights Letter, dated June 26, 2001 between the Registrant, Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.8
Letter, dated February 15, 2002, from Theodore J. Forstmann to Farid Suleman setting forth the terms of Mr. Suleman's employment as chief executive officer of the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.9
Stock Option Agreement, dated April 23, 2002, between the Registrant and Farid Suleman (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.10
Letter Agreement, dated June 4, 2002, between the Registrant and Farid Suleman amending the Stock Option Agreement dated April 23, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.11
Stockholder's Agreement, dated April 23, 2002, between the Registrant and Farid Suleman (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.12
Letter Agreement, dated April 10, 2002, among Lawrence R. Wilson, Molly and Associates, LLC, Rio Bravo Limited, LLC and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.13
Aircraft Management Agreement, dated October 1, 2002, as amended by Amendment No. 1 dated February 27, 2003, between the Registrant and FL Aviation Corp. (FL) (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (No. 333-112270)).
10.14
Recourse Secured Promissory Note, dated June 26, 2001, between the Registrant and Randy L. Taylor (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (No. 333-89844) ).
10.15
First Amendment, dated as of January 29, 2003, to Credit Agreement dated as of April 3, 2001, among Citadel Broadcasting Company, Citadel Communications Corporation, the Registrant, certain lenders, The Chase Manhattan Bank, as Administrative Agent, and first Union National Bank and The Bank of Nova Scotia, as Syndication Agents (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.16
Second Amendment, dated as of December 10, 2003, to Credit Agreement, dated as of April 3, 2001, among Citadel Broadcasting Company, Citadel Communications Corporation, the Registrant, certain lenders, JPMorgan Chase Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (No. 333-112270)).

10.17
Third Amendment, dated as of February 4, 2004, to Credit Agreement, dated as of April 3, 2001, among Citadel Broadcasting Company, Citadel Communications Corporation, the Registrant, certain lenders, JPMorgan Chase Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent (incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (No. 333-112270)).
10.18
Letter, dated July 17, 2003, from the Registrant to Farid Suleman clarifying certain terms of Mr. Suleman's employment (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (No. 333-89844)).
10.19	Registration Rights Agreement dated as of February 18, 2004 between the Registrant and the initial purchasers of the Registrant's 1.875% Convertible Subordinated Notes due 2011.
21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Registrant's Registration Statement on Form S-1 (No. 33-89844)).
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

TABLE OF CONTENTS
  ITEM 1. BUSINESS
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS' REPORT
CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share and per share amounts)
CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations (in thousands, except share and per share amounts)
CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity (in thousands, except share and per share amounts)
CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)
CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX