Form 10-Q
period 2004-03-31
CITADEL BROADCASTING CORP
filed 2004-05-14
CIK 1174527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 132,507,094 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q
March 31, 2004

FORWARD-LOOKING INFORMATION

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Citadel Broadcasting Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003. Citadel Broadcasting Corporation undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$5,887	$3,467
Accounts receivable, net	64,393	76,262
Prepaid expenses and other current assets (including deferred income
tax assets of $3,029 and $3,102, respectively)	8,705	7,554

Total current assets	78,985	87,283

Property and equipment, net	99,706	97,859
FCC licenses	1,418,376	1,349,808
Goodwill	643,739	608,646
Other intangibles, net	59,954	84,832
Other assets, net	17,574	20,905

Total assets	$2,318,334	$2,249,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,682	$26,519
Current maturities of notes payable and other long-term obligations	12,595	8,583

Total current liabilities	38,277	35,102

Senior debt	238,915	159,980
Convertible subordinated notes	330,000	-
Subordinated debt	-	500,000
Other long-term obligations, less current maturities	24,458	24,612
Deferred income tax liabilities	305,207	297,195

Total liabilities	936,857	1,016,889

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at March 31, 2004 and December 31, 2003; no shares issued or
outstanding at March 31, 2004 and December 31, 2003	-	-
Common stock, $.01 par value – authorized, 500,000,000 shares at
March 31, 2004 and December 31, 2003; issued and outstanding,
132,502,969 and 122,865,469 shares at March 31, 2004 and
December 31, 2003	1,325	1,229
Additional paid-in capital	1,645,227	1,468,508
Deferred compensation	(3,182)	(4,928)
Accumulated deficit	(261,893)	(232,365)

Total shareholders' equity	1,381,477	1,232,444

Total liabilities and shareholders’ equity	$2,318,334	$2,249,333

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,

	2004	2003

Gross broadcasting revenue	$96,398	$85,455
Less agency commissions	9,480	8,284

Net broadcasting revenue	86,918	77,171

Operating Expenses:
Cost of revenues, exclusive of
depreciation and amortization shown separately below	25,641	22,305
Selling, general and administrative	28,902	26,597
Corporate general and administrative	2,601	2,321
Corporate non-cash stock compensation	1,746	3,887
Local marketing agreement fees	527	395
Depreciation and amortization	31,520	35,456
Other, net	(172)	3

Operating expenses	90,765	90,964

Operating loss	(3,847)	(13,793)

Non-operating expenses:
Interest expense, net, including amortization of debt
issuance costs of $520 and $913, respectively	6,228	13,986
Write off of deferred financing costs due to
extinguishment of debt	10,649	-

Non-operating expenses, net	16,877	13,986

Loss before income taxes	(20,724)	(27,779)
Income tax expense	8,804	6,063

Net loss	(29,528)	(33,842)

Basic and diluted net loss per common share	($0.23)	($0.35)

Weighted average common shares outstanding	127,421,249	96,134,329

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(29,528)	$(33,842)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	31,520	35,456
Write off of deferred financing costs due to extinguishment of debt	10,649	-
Amortization of debt issuance costs	520	913
Deferred income taxes	8,087	5,760
Stock compensation expense	1,746	3,887
(Gain) loss on sale of assets	(167)	4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,161	8,138
Prepaid expenses and other current assets	(1,605)	(1,862)
Accounts payable, accrued liabilities and other obligations	(6,549)	1,267

Net cash provided by operating activities	28,834	19,721

Cash flows from investing activities:
Capital expenditures	(2,066)	(1,785)
Cash paid to acquire stations	(112,057)	(7,748)
Proceeds from sale of assets	2,811	6
Other assets, net	1,788	(478)

Net cash used in investing activities	(109,524)	(10,005)

Cash flows from financing activities:
Retirement of subordinated debt	(500,000)	-
Issuance of convertible subordinated notes	330,000	-
Debt issuance costs	(6,600)	-
Proceeds from senior debt	97,000	84,000
Principal payments on senior debt	(14,000)	(91,500)
Principal payments on other long-term obligations	(160)	(127)
Principal and interest received on shareholder notes	1,208	-
Proceeds from public stock offerings, net of costs incurred	175,562	(5)
Exercise of stock options, net of costs incurred	100	-

Net cash provided by (used in) financing activities	83,110	(7,632)

Net increase in cash and cash equivalents	2,420	2,084

Cash and cash equivalents, beginning of period	3,467	2,134

Cash and cash equivalents, end of period	$5,887	$4,218

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2004	2003

Supplemental schedule of investing activities

The Company completed various radio station acquisitions during the three months ended March 31, 2004 and 2003. In connection with these acquisitions, certain liabilities were assumed.

Fair value of assets acquired	112,225	10,507
Cash paid to acquire stations	(112,057)	(7,748)

Liabilities assumed	168	2,759

Supplemental schedule of cash flow information

Cash Payments:
Interest	5,033	8,364
Income taxes	607	309
Barter Transactions:
Equipment purchases through barter	72	48
Barter Revenue - included in gross broadcasting revenue	2,094	1,629
Barter Expenses - included in cost of revenues	1,982	1,601

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(unaudited)

1.   BASIS OF PRESENTATION

In January 2001, Citadel Broadcasting Corporation entered into an agreement with Citadel Communications Corporation (‘‘Citadel Communications’’) to acquire substantially all of the outstanding common stock of Citadel Communications for cash and a portion in exchange for equity securities of Citadel Broadcasting Corporation (the ‘‘Acquisition’’) in a leveraged buyout transaction.

Citadel Broadcasting Corporation was incorporated in Delaware in 1993 but did not have any business or assets until it was capitalized by partnerships affiliated with Forstmann Little & Co. (“FL&Co.”) in connection with the Acquisition. Citadel Communications owns all of the issued and outstanding common stock of Citadel Broadcasting Company. Citadel Broadcasting Company owns and operates radio stations and holds Federal Communications Commission (‘‘FCC’’) licenses in twenty-four states. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment as defined by Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosures about Segments of an Enterprise and Related Information.

The accompanying unaudited consolidated condensed financial statements of Citadel Broadcasting Corporation and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for bad debts based on historical experience of bad debts as a percent of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	March 31, 2004	December 31, 2003

	(in thousands)

Trade receivables	$67,915	$80,014
Allowance for doubtful accounts	(3,522)	(3,752)

Accounts receivable, net	$64,393	$76,262

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements. FIN No. 46 was effective for one transaction entered into by the Company in 2003.  The FASB amended FIN No. 46 in December of 2003.  The revised provisions of FIN No. 46 were effective for the Company in the first quarter of 2004.  This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of the remaining provisions of FIN No. 46 did not have a material impact on the Company's financial position or results of operations.

2.   STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the requirements of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires disclosure of the pro forma effects on net income and earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based awards to employees been based on the fair value at the grant dates in accordance with the fair value provisions of SFAS No. 123, the Company’s net loss and net loss per share for the three-month periods ended March 31, 2004 and 2003 would have been changed to the pro forma amounts indicated below:

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands, except per share amounts)
	(unaudited)
Net loss applicable to common shares, as reported	$(29,528)	$(33,842)
Add: Corporate non-cash stock compensation expense	1,746	3,887
Deduct: Total stock-based employee compensation expense determined under fair value method	(3,444)	(5,096)

Net loss applicable to common shares, pro forma	$(31,226)	$(35,051)

Net loss per common share:
As reported	$(0.23)	$(0.35)
Pro forma	$(0.25)	$(0.36)

For those awards that result in the recognition of compensation expense under APB Opinion No. 25, the Company records expense for each tranche of the award over the vesting period applicable to such tranche, which results in the accelerated recognition of compensation expense.

3.   INTANGIBLE ASSETS AND GOODWILL

Indefinite-Lived Intangibles and Goodwill

Intangible assets consist primarily of Federal Communications Commission (FCC) broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002, the Company ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized on a straight-line basis over the contractual lives or estimated lives of the assets.

The changes in the carrying amounts of FCC licenses and goodwill for the period from December 31, 2003 through March 31, 2004 are as follows:

	FCC Licenses	Goodwill

	(in thousands)
Balance, December 31, 2003	$1,349,808	$608,646
Station acquisitions and other additions	91,822	14,596
Station disposition	(1,666)	(346)
Other	(21,588)	20,843

Balance, March 31, 2004	$1,418,376	$643,739

Other changes in the balances of FCC licenses and goodwill represent primarily adjustments resulting from the finalization of preliminary purchase price allocations.

Definite-Lived Intangibles

The Company's definite-lived intangible assets consist primarily of an advertiser base. The amount of the amortization expense for definite-lived intangible assets was $26.6 million and $30.7 million for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, other intangibles, net in the accompanying consolidated condensed balance sheet consists of $60.0 million in unamortized definite-lived assets.

The following table presents the Company’s estimate of amortization expense for each of the three succeeding years ending December 31, for definite-lived assets (in thousands):

Amortization
Expense

(in thousands)
2004 (excludes the three months ended March 31, 2004)	47,427
2005	8,518
2006	3,580

$59,525

As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary from the amounts detailed above.

4.   ACQUISITIONS AND DISPOSITIONS

Completed Acquisitions

In March of 2004, the Company completed the acquisition of three radio stations in the Memphis, TN market and entered into a local marketing agreement to operate a fourth station for a cash purchase price of approximately $94.7 million. The acquisition of the fourth station is expected to occur by the fourth quarter of 2004. An additional cash payment of approximately $5.3 million will be due upon completion of the acquisition of the fourth station.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. As such, the accompanying consolidated condensed balance sheets include the acquired assets and liabilities and the accompanying consolidated condensed statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

Below is a table that details the preliminary purchase price allocations for all acquisitions completed in the first quarter of 2004, as well as adjustments to the purchase price allocations of previously completed acquisitions. The purchase price allocations were based upon information available as of March 31, 2004. The Company is awaiting information to finalize its valuation of FCC licenses, property and equipment, other intangible assets, and certain other acquired assets and assumed liabilities. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in these financial statements. Adjustments to the purchase price allocation are expected to be finalized in 2004 and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

Asset Description	Acquisition of Memphis Radio Stations	Other Radio Station Acquisitions	Adjustments	Total

	(in thousands)
Property and equipment, net	$2,963	$1,655	$321	$4,939
FCC licenses	76,290	15,532	(21,588)	70,234
Goodwill	14,596	-	20,843	35,439
Other intangibles, net	879	177	557	1,613
Liabilities assumed	-	(48)	(120)	(168)

Total aggregate purchase price	$94,728	$17,316	$13	$112,057

The following summarized unaudited pro forma results of operations for the three months ended March 31, 2004 and 2003 assume that all significant radio station acquisitions and dispositions occurred as of January 1, of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the significant radio station acquisitions and dispositions occurred as of January 1, of each period presented, or the results of operations which may occur in the future.

	Pro Forma Three Months Ended March 31,

	2004	2003

Net broadcasting revenue	$89,219	$83,770
Net loss	(30,289)	(36,989)
Basic and diluted net loss per common share	(0.24)	(0.38)

Completed Dispositions

During the quarter ended March 31, 2004, the Company sold six radio stations for an aggregate price of approximately $3.0 million.

Pending Acquisitions and Dispositions

During the quarter ended March 31, 2004, the Company entered into an agreement to acquire two radio stations for a purchase price of approximately $22.0 million.

Additionally, in February 2004, the Company entered into an agreement to exchange five of its radio stations in the Bloomington, IL market for two stations in the Harrisburg/Lancaster, PA market and four stations in the Erie, PA market, plus a cash payment to the Company.

As of March 31, 2004, the Company has one pending asset purchase agreement to sell an aggregate of four radio stations in two markets for a purchase price of approximately $3.8 million.

5.   SENIOR DEBT

Below is a table that sets forth the rates and the amounts borrowed under the Company’s senior debt facilities as of March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003

	Amount of	Interest	Amount of	Interest
Type of Borrowing	Borrowing	Rate	Borrowing	Rate

	(in thousands)		(in thousands)
Term A	$69,111	2.11%	$69,111	2.19%
Revolving Loan	182,000	2.10 to 2.13%	99,000	2.17 to 4.00%

The increase in borrowings under the Company’s senior debt was due to the acquisition of the radio stations in Memphis, TN in March of 2004.

The required aggregate principal payments for the Term A loan for each of the succeeding twelve month periods and thereafter as of March 31, 2004 are as follows:

March 31, 2004

(in thousands)
2004	$12,196
2005	16,261
2006	16,261
2007	19,311
2008	5,082
Thereafter	-

$69,111

As of March 31, 2004, the Company has outstanding borrowings under revolving loans of $182.0 million. In addition, the Company has $5.5 million in letters of credit outstanding primarily related to pending acquisitions. Net of outstanding borrowings and letters of credit, the Company has $12.5 million available for future borrowings under the revolving loans as of March 31, 2004. Any amounts outstanding under the revolving loans are due in full on June 26, 2008.

The Company’s senior debt credit agreement contains both non-financial and financial covenants, which place various restrictions on the Company. At December 31, 2003 and March 31, 2004, the Company was in compliance with all covenant provisions.

6.   SUBORDINATED DEBT

On June 26, 2001, the Company completed the issuance of $500.0 million of 6% Subordinated Debentures (‘‘6% Debentures’’) to two partnerships affiliated with FL&Co. On February 18, 2004, the Company sold 9,630,000 shares of the Company’s common stock at $19.00 per share, before underwriting discount of $0.66 per share. Additionally, the Company concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discount of approximately $6.6 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of subordinated debentures. In connection with the repayment of the subordinated debentures, the Company wrote off deferred financing costs of approximately $10.6 million, which is presented as write off of deferred financing costs due to extinguishment of debt on the accompanying consolidated condensed statements of operations. The convertible subordinated notes are due February of 2011 and were issued in a private placement to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. The notes bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at a conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. The Company may redeem the notes at any time prior to maturity if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holders. Holders may require the Company to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the convertible subordinated notes).

7.   SHAREHOLDERS’ EQUITY

On February 18, 2004, the Company sold 9,630,000 shares, and certain shareholders sold 20,000,000 shares, of the Company’s common stock at $19.00 per share, before underwriting discount of $0.66 per share. The proceeds of the shares of common stock sold by the Company were utilized as partial repayment of the Company’s subordinated debt (see Note 6). As of March 31, 2004, the Company had 132,502,969 shares of common stock outstanding.

Stock Option Plan

In October 2002, the Company adopted the Citadel Broadcasting Corporation 2002 Long-Term Incentive Plan (the "Plan") pursuant to which the Company's board of directors can grant options to officers, employees, directors and independent contractors. At December 31, 2003, the total number of shares of common stock that remain authorized, reserved and available for issuance under the Plan was 3,191,875, not including shares underlying outstanding grants. During the quarter ended March 31, 2004, the Company granted 2,091,500 options to the Company’s employees and directors. The options were granted with an exercise price equal to the common stock's fair market value at the date of grant. The stock options granted vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or termination of employment. As of March 31, 2004, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the plan was 1,162,250, not including shares underlying outstanding grants.

8.   INCOME TAXES

Income tax expense for the three months ended March 31, 2004 and 2003 was primarily due to the amortization of indefinite-lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of.

9.   NET LOSS PER SHARE

During the three months ended March 31, 2004, basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. During the three months ended March 31, 2003, basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of Class A common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the losses of the Company. The Company had options to issue 7,987,750 shares of common stock and 5,966,000 shares of Class A common stock outstanding as of March 31, 2004 and 2003, respectively. However, these options and, in 2003, outstanding shares of Class B common stock have been excluded from the calculations of diluted net loss per share as their effect is antidilutive.

10.   COMMITMENTS AND CONTINGENCIES

In a complaint filed on June 5, 2003, with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths of certain concertgoers at a Rhode Island nightclub. The complaint contains multiple causes of action, only a small number of which are brought against the Company, in which the Company’s sole involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. The complaint alleges, among other things, that the organizers and sponsors of the concert failed to control crowd size, failed to obtain pyrotechnic permits, failed to inspect fireproofing at the club and failed to maintain emergency exits in workable condition, which contributed to the injuries and deaths of plaintiffs when pyrotechnic devices on the stage ignited soundproofing materials adjacent to the stage during the concert. The complaint alleges that the Company was a co-sponsor of the concert and asserts claims against the Company based on theories of joint venture liability and negligence. A motion is currently pending that would remove this case to the United States District Court for the District of Rhode Island and consolidate it with other cases arising out of the Rhode Island nightclub fire before such Court. The Company believes that plaintiffs’ claims against the Company are without merit and intends to defend these claims vigorously.

On October 1, 2003, the Company terminated its National Radio Sales Representation Agreement with McGavren Guild Radio, Inc. (‘‘McGavren’’). Based on McGavren’s breach of its obligations, the Company believes that it properly terminated its relationship with McGavren. On October 23, 2003, McGavren filed an arbitration demand seeking damages in excess of $65 million. The Company believes it has claims against McGavren for failure to perform under the agreement and, on November 20, 2003, the Company answered McGavren’s arbitration demand and served its statement of counterclaim against McGavren. The Company intends to vigorously pursue its claim and defend the claim asserted by McGavren. Due to the inherent uncertainty of litigation, it is not possible at this time to predict the outcome of this case.

The Company entered into a new sales representation agreement with Katz Media Group, Inc.

The Company is involved in certain other legal actions and claims that arose in the ordinary course of the Company’s business. Management believes that such litigation and claims will be resolved without a material effect on the Company’s financial position and results of operations.

11.   SUBSEQUENT EVENTS

Effective April 5, 2004, the Company amended its credit facility and, in connection therewith, activated a portion of its incremental revolving loan facility in the aggregate amount of $57.5 million and a portion of its incremental term loan facility in the aggregate amount of $57.5 million. The $57.5 million borrowed under the incremental term loan facility was used to repay amounts outstanding under the revolving loan facility. Both the incremental term loan and revolving loan are due in full on March 31, 2009.

Subsequent to March 31, 2004, the Company entered into an agreement to acquire one radio station for a purchase price of approximately $16.0 million. In connection with this acquisition, the Company has agreed to guarantee up to $20.0 million of the seller’s financing and has provided a standby letter of credit of $6.5 million under the Company’s senior debt facility.

On May 13, 2004, the Company effected the registration of its convertible subordinated notes with the Securities and Exchange Commission.

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

Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

Introduction

Citadel Broadcasting Company, which together with its parent Citadel Communications Corporation, we refer to as our predecessor company, was founded in 1991 and grew rapidly through acquisitions subsequent to the passage of the Telecommunications Act of 1996. In June 2001, affiliates of Forstmann Little & Co. acquired our predecessor company from its public shareholders for an aggregate purchase price, including the redemption of debt and exchangeable preferred stock, of approximately $2.0 billion (the “Acquisition”).

Our operating subsidiary, Citadel Broadcasting Company, owns and operates radio stations and holds Federal Communications Commission (FCC) licenses in twenty-four states.

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

Depreciation and amortization of costs associated with the acquisition of radio stations and interest carrying charges historically have been significant factors in determining our overall profitability. Based on intangible assets currently held by us and the preliminary allocation of the aggregate purchase price of acquisitions completed during the three months ended March 31, 2004, and not giving effect to the closing of pending radio station acquisitions, we expect the total amortization expense incurred will continue to decrease due to the remaining weighted-average useful amortization period of intangible assets subject to amortization.

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

NET BROADCASTING REVENUE. Net broadcasting revenues in the first quarter of 2004 were $86.9 million compared with $77.2 million in the first quarter of 2003, an increase of $9.7 million, or 12.6%. The increase was due to higher revenues from most of our existing stations as well as from stations acquired in 2004 and 2003. The increase in net revenues from existing stations was primarily due to increased demand for advertising and improving economic conditions.

OPERATING EXPENSES. Operating expenses decreased $0.2 million, or 0.2%, to $90.8 million for the three months ended March 31, 2004 from $91.0 million for the three months ended March 31, 2003. This was primarily due to decreases in corporate non-cash stock compensation and depreciation and amortization of $2.2 million and $4.0 million, respectively, offset by increased cost of revenues and selling, general, and administrative expenses of $5.6 million, primarily due to stations acquired in 2004 and 2003. The compensation expense relates to stock options granted to and shares of common stock issued to our Chief Executive Officer in 2002. Depreciation and amortization expense of $31.5 million for the quarter ended March 31, 2004 was $4.0 million, or 11.3%, lower than the $35.5 million for the quarter ended March 31, 2003. Amortization expense for the quarters ended March 31, 2004 and 2003 included approximately $25.3 million and $28.8 million, respectively, of expense related to the Company’s Advertiser Base asset, established upon the initial acquisition of Citadel Communications Corporation in June 2001. The amortization for the Advertiser Base will decline significantly in 2004 and 2005. The Advertiser Base amortization expense for each of the two years ending December 31 is estimated as follows: $68.6 million (2004) and $7.0 million (2005).

OPERATING LOSS. Operating loss for the first quarter 2004 was $3.8 million compared with $13.8 million in the corresponding 2003 period, resulting in an overall improvement of $10.0 million, or 72.5%. The decrease in operating loss for the first quarter 2004 was primarily due to higher net broadcasting revenue and decreases in depreciation and amortization and corporate non-cash stock compensation.

INTEREST EXPENSE, NET. Net interest expense decreased $7.8 million to $6.2 million for the quarter ended March 31, 2004 from $14.0 million for the quarter ended March 31, 2003, a decrease of 55.7%. Net interest expense included amortization of deferred financing costs of approximately $0.5 million and $0.9 million for the three-month periods ended March 31, 2004 and 2003, respectively. This decrease in net interest expense was primarily due to a reduction in both outstanding borrowings under the Company’s senior credit facility and lower interest rates for the quarter ended March 31, 2004 as well as the repayment of $500.0 million of 6% subordinated notes on February 18, 2004, partially offset by the concurrent issuance of $330.0 million of 1.875% convertible notes.

WRITE OFF OF DEFERRED FINANCING COSTS DUE TO EXTINGUISHMENT OF DEBT. In connection with the repayment of its 6% subordinated debentures in the first quarter of 2004, the Company wrote off deferred financing costs of approximately $10.6 million. For further information, see the discussion below under the heading “Subordinated Debt”.

INCOME TAX EXPENSE. Income tax expense for the quarter ended March 31, 2004 was $8.8 million compared with expense of $6.1 million for the quarter ended March 31, 2003. The income tax expense for each of the quarters ended March 31, 2004 and 2003 was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of.

NET LOSS. Net loss for the quarter ended March 31, 2004 was $29.5 million, or $0.23 per basic and diluted share, as compared to a net loss of $33.8 million, or $0.35 per basic and diluted share, for the same period in 2003. The net loss for both periods was significantly impacted by depreciation and amortization expense and non-cash stock compensation expense of $31.5 million and $1.7 million, respectively, for the three months ended March 31, 2004, and $35.5 million and $3.9 million, respectively, for the three months ended March 31, 2003.

NET LOSS PER SHARE. During the three months ended March 31, 2004, basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. During the three months ended March 31, 2003, basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of Class A common shares outstanding for the period. The Class A common shares were redesignated as common stock in connection with the Company’s initial public offering completed in the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations, undrawn commitments available under our credit facility and proceeds generated from the sale of our debt and equity securities. We have used, and will continue to use, a significant portion of our capital resources to complete acquisitions.

STOCK AND CONVERTIBLE NOTES OFFERINGS: On February 18, 2004, we completed a public offering of 29,630,000 shares of our common stock at $19.00 per share, including 9,630,000 primary shares sold by us and 20,000,000 shares sold by certain of our shareholders. On the same date, we completed a private placement of $330.0 million of convertible notes due 2011. We used the approximately $500.0 million of net proceeds we received from these two offerings to redeem all of our outstanding 6% subordinated debentures.

OPERATING ACTIVITIES. Net cash provided by operating activities was $28.8 million for the three months ended March 31, 2004 as compared to $19.7 million for the comparable three-month period in 2003. The increase was primarily due to the increase in net broadcasting revenues of $9.7 million and the decrease in net interest expense of $7.8 million, offset by an increase in cost of revenues and selling, general and administrative expenses of $5.6 million.

INVESTING AND FINANCING ACTIVITIES. Net cash used in investing activities increased to $109.5 million for the three months ended March 31, 2004, as compared to $10.0 million for the three months ended March 31, 2003. During 2004, approximately $114.1 million was used for acquisitions of radio stations and capital expenditures, which includes buildings, studio equipment, towers and transmitters, vehicles and other assets utilized in the operation of our stations, compared to $9.5 million for similar costs in the 2003 period.

Net cash provided by financing activities was $83.1 million for the three months ended March 31, 2004, as compared to net cash used in financing activities of $7.6 million for the same period in 2003. For the three months ended March 31, 2004, the net cash provided by financing activities included proceeds from the issuance of our common stock of $175.6 million, net of underwriting commissions and other stock issuance costs of approximately $6.7 million, and the concurrent sale of $330.0 million principal amount of convertible subordinated notes, before underwriting discount of approximately $6.6 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of subordinated debentures. Additionally, during the 2004 quarter, the Company increased its net borrowings under its senior debt by $83.0 million to complete the acquisition of radio stations in Memphis, TN. For the three months ended March 31, 2003, the net cash used in financing activities was primarily due to total net payments on senior debt of $7.5 million.

In March of 2004, the Company completed the acquisition of three radio stations in the Memphis, TN market and entered into a local marketing agreement to operate a fourth station for a cash purchase price of approximately $94.7 million. The acquisition of the fourth station is expected to occur by the fourth quarter of 2004. We funded these and other acquisitions through cash flows from operating activities and borrowings under our revolving credit facility.

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, capital expenditures and acquisitions of additional radio stations. Our capital expenditures totaled $2.1 million during the three months ended March 31, 2004, as compared to $1.8 million during the three months ended March 31, 2003. For the fiscal year ending December 31, 2004, we estimate that capital expenditures necessary for maintaining our facilities will be approximately $10.0 million. We believe that cash flows from operating activities, together with availability under our revolving credit facility, should be sufficient for us to fund our current operations for at least the next 12 months.

As of the date of this filing, we have outstanding agreements to acquire five radio stations for an aggregate purchase price of approximately $57.8 million and have one agreement to sell four radio stations for a purchase price of approximately $3.8 million. We intend to fund these acquisitions through borrowings under our credit facility and from cash flows from operating activities.

Additionally, on February 9, 2004, the Company entered into an agreement to exchange five of its radio stations in the Bloomington, IL market for two stations in the Harrisburg/Lancaster, PA market and four stations in the Erie, PA market, plus a cash payment to the Company. Both parties have entered into reciprocal local marketing agreements. The Company expects this pending transaction to close during the second quarter of 2004.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions or any of our other contractual or commercial commitments, we intend to seek additional funding in the credit or capital markets and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

Senior Debt

On June 26, 2001, we entered into a senior credit facility with a syndicate of banks and other financial institutions. The facility includes both term loans and revolving loans. As of March 31, 2004, our senior credit facility consisted of the following:

		Balance Outstanding
	Commitment	(as of March 31, 2004)

Tranche A term loan	$69,111,111	$69,111,111
Revolving credit facility	200,000,000	182,000,000

Effective April 5, 2004, we amended our credit facility and, in connection therewith, activated a portion of our incremental revolving loan facility in the aggregate amount of $57.5 million and a portion of our incremental term loan facility in the aggregate amount of $57.5 million. The $57.5 million borrowed under the incremental term loan facility was used to repay amounts outstanding under the revolving loan facility. Both the incremental term loan and revolving loan are due in full on March 31, 2009.

Availability. The amount available under our credit facility at March 31, 2004 was $18.0 million in the form of revolving credit commitments. This excludes approximately $5.5 million in letters of credit outstanding as of March 31, 2004. Our ability to borrow under our credit facility is limited by our ability to comply with several financial covenants as well as a requirement that we make various representations and warranties at the time of borrowing. Payments made on the tranche A term loans reduce the commitment under our credit agreement and therefore the funds are not available for future borrowings.

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

Maturity and Amortization. The tranche A term loan is repayable in quarterly installments pursuant to a predetermined payment schedule over a period of five years beginning on September 30, 2004, in amounts ranging from $4.1 million and increasing to $5.1 million for the final four quarterly repayments. The final quarterly payment on the tranche A term loan is due June 26, 2008.

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

Non-Financial Covenants. Our credit facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make capital expenditures, make investments, loans, enter into derivative contracts, or change the nature of our business. At March 31, 2004, we were in compliance with all non-financial covenants under our credit facility.

Financial Covenants. Our credit facility contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At March 31, 2004, we were in compliance with all financial covenants under our credit facility.

Subordinated Debt

In June 2001, we issued an aggregate of $500.0 million of subordinated debentures to two of the partnerships affiliated with FL&Co. in connection with our acquisition of Citadel Communications. On February 18, 2004, we sold 9,630,000 shares of our common stock at $19.00 per share, before underwriting discount of $0.66 per share. Additionally, we concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discount of approximately $6.6 million. We used all of the net proceeds from these transactions to retire the $500.0 million of subordinated debentures. In connection with the repayment of the subordinated debentures, we wrote off deferred financing costs of approximately $10.6 million. The convertible subordinated notes are due 2011 and were issued in a private placement to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. The notes bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at a conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. We may redeem the notes at any time prior to maturity if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holder. Holders may require us to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the notes).

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements. FIN No. 46 was effective for one transaction entered into by us in 2003.  The FASB amended FIN No. 46 in December of 2003.  The revised provisions of FIN No. 46 were effective for us in the first quarter of 2004.  This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of the remaining provisions of FIN No. 46 did not have a material impact on our financial position or results of operations.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable judgments. Actual results could differ from these estimates under different assumptions and conditions. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2003, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes on such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2003.

Contractual and Commercial Commitments

Due to the completion of our secondary offering in February of 2004 (See “Liquidity and Capital Resources – Stock and Convertible Notes Offerings”), the contractual commitments under our senior debt and subordinated debt have been significantly reduced. As of March 31, 2004, we had $182.0 million outstanding under the revolving portion of our senior debt and $330.0 million outstanding under our convertible notes. The table below details the revised payments due under our senior and subordinated debt agreements.

	Payments Due by Period (in millions)

		Less than
Contractual Obligation	Total	1 year	1 to 3 years	Beyond 3 Years

Senior and subordinated debt	$581.1	$12.2	$32.5	$536.4

As of the date of this filing, we have outstanding agreements to acquire five radio stations for an aggregate purchase price of approximately $57.8 million.

There have been no other significant changes in our contractual and commercial commitments as of March 31, 2004 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

On July 2, 2003, we entered into a local marketing agreement related to a radio station in Knoxville, Tennessee. During the three-year term of this agreement, the current station owner has the option, but not the obligation, to require us to purchase all of the assets of the station for $12.0 million. In accordance with FASB Interpretation No. 46, we have determined that this is a variable interest entity and that we are the primary beneficiary of the variable interest entity. Accordingly, the entity has been consolidated with our operations as of August 2003.

Subsequent to March 31, 2004, we entered into an agreement to acquire one radio station for a purchase price of approximately $16.0 million. In connection with this acquisition, we have agreed to guarantee up to $20.0 million of the seller’s financing and has provided a standby letter of credit of $6.5 million under our senior debt facility.

We have no other material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our credit agreement, which bears interest based on variable rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $251.1 million of variable rate debt that was outstanding as of March 31, 2004. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $2.5 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of March 31, 2004.

We believe our receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which we operate.

ITEM 4. CONTROLS AND PROCEDURES

Prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In a complaint filed on June 5, 2003, with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths of certain concertgoers at a Rhode Island nightclub. The complaint contains multiple causes of action, only a small number of which are brought against the Company, in which the Company’s sole involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. The complaint alleges, among other things, that the organizers and sponsors of the concert failed to control crowd size, failed to obtain pyrotechnic permits, failed to inspect fireproofing at the club and failed to maintain emergency exits in workable condition, which contributed to the injuries and deaths of plaintiffs when pyrotechnic devices on the stage ignited soundproofing materials adjacent to the stage during the concert. The complaint alleges that the Company was a co-sponsor of the concert and asserts claims against the Company based on theories of joint venture liability and negligence. A motion is currently pending that would remove this case to the United States District Court for the District of Rhode Island and consolidate it with other cases arising out of the Rhode Island nightclub fire before such Court. The Company believes that plaintiffs’ claims against the Company are without merit and intends to defend these claims vigorously.

On October 1, 2003, the Company terminated its National Radio Sales Representation Agreement with McGavren Guild Radio, Inc. (‘‘McGavren’’). Based on McGavren’s breach of its obligations, the Company believes that it properly terminated its relationship with McGavren. On October 23, 2003, McGavren filed an arbitration demand seeking damages in excess of $65 million. The Company believes it has claims against McGavren for failure to perform under the agreement and, on November 20, 2003, the Company answered McGavren’s arbitration demand and served its statement of counterclaim against McGavren. The Company intends to vigorously pursue its claim and defend the claim asserted by McGavren. Due to the inherent uncertainty of litigation, it is not possible at this time to predict the outcome of this case.

The Company has entered into a new sales representation agreement with Katz Media Group, Inc.

The Company is involved in certain other legal actions and claims that arose in the ordinary course of the Company’s business. Management believes that such litigation and claims will be resolved without a material effect on the Company’s financial position and results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On February 18, 2004, we issued $330.0 million aggregate principal amount of our 1.875% convertible subordinated notes due 2011 in a private placement to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. We received net proceeds of approximately $323.4 million, after initial purchasers’ discounts and commissions of $6.6 million.

Holders may convert these notes into our common stock at a conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. We may redeem the notes at any time prior to maturity if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Holders may require us to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the notes).

The initial purchasers for the notes were Credit Suisse First Boston LLC, Goldman, Sachs & Co., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc., J.P. Morgan Securities Inc., UBS Securities LLC and Wachovia Capital Markets, LLC.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K (Items 5 and 7) dated February 4, 2004 for the purpose of furnishing a press release announcing the Company’s intention to offer convertible subordinated notes in a private placement.

The Company filed a Current Report on Form 8-K (Item 12) dated February 6, 2004 for the purpose of furnishing its earnings release dated February 6, 2004 regarding its financial results for the fourth quarter of 2003.

The Company filed a Current Report on Form 8-K (Items 5 and 7) dated February 11, 2004 for the purpose of furnishing a press release announcing the pricing of its public offering of its common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: May 14, 2004	By:	/s/ FARID SULEMAN

Farid Suleman
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

CITADEL BROADCASTING CORPORATION

Date: May 14, 2004	By:	/s/ RANDY L. TAYLOR

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

