Form 10-Q
period 2004-06-30
CITADEL BROADCASTING CORP
filed 2004-08-09
CIK 1174527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, there were 131,477,794 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q
June 30, 2004

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$5,899	$3,467
Accounts receivable, net	79,676	76,262
Prepaid expenses and other current assets (including deferred income
tax assets of $2,919 and $3,102, respectively)	6,312	7,554

Total current assets	91,887	87,283

Property and equipment, net	96,855	97,859
FCC licenses	1,420,539	1,349,808
Goodwill	644,409	608,646
Other intangibles, net	33,425	84,832
Assets held for sale	40,885	-
Other assets, net	16,872	20,905

Total assets	$2,344,872	$2,249,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,242	$26,519
Current maturities of notes payable and other long-term obligations	16,605	8,583

Total current liabilities	44,847	35,102

Senior debt	252,350	159,980
Convertible subordinated notes	330,000	-
Subordinated debt	-	500,000
Other long-term obligations, less current maturities	23,552	24,612
Deferred income tax liabilities	311,389	297,195

Total liabilities	962,138	1,016,889

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at June 30, 2004 and December 31, 2003; no shares issued or
outstanding at June 30, 2004 and December 31, 2003	-	-
Common stock, $.01 par value – authorized, 500,000,000 shares at
June 30, 2004 and December 31, 2003; issued and outstanding,
132,507,094 and 122,865,469 shares at June 30, 2004 and
December 31, 2003	1,325	1,229
Additional paid-in capital	1,645,355	1,468,508
Deferred compensation	(2,328)	(4,928)
Accumulated deficit	(261,618)	(232,365)

Total shareholders' equity	1,382,734	1,232,444

Total liabilities and shareholders’ equity	$2,344,872	$2,249,333

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net broadcasting revenue	$107,284	$95,429	$194,202	$172,600

Operating Expenses:
Cost of revenues, exclusive of
depreciation and amortization shown separately below	28,275	24,866	53,916	47,171
Selling, general and administrative	31,584	28,364	60,486	54,962
Corporate general and administrative	2,934	2,622	5,535	4,943
Corporate non-cash stock compensation	854	2,135	2,600	6,022
Local marketing agreement fees	496	586	1,023	981
Depreciation and amortization	30,844	35,355	62,364	70,811
Other, net	-	32	(172)	35

Operating expenses	94,987	93,960	185,752	184,925

Operating income (loss)	12,297	1,469	8,450	(12,325)

Non-operating expenses:
Interest expense, net, including amortization of
debt issuance costs of $515, $916, $1,035
and $1,830, respectively	3,490	13,673	9,718	27,659
Write off of deferred financing costs due to
extinguishment of debt	-	-	10,649	-

Non-operating expenses, net	3,490	13,673	20,367	27,659

Income (loss) before income taxes	8,807	(12,204)	(11,917)	(39,984)
Income tax expense	8,532	6,750	17,336	12,813

Net income (loss)	$275	$(18,954)	$(29,253)	$(52,797)

Net income (loss) per share - basic	-	($0.20)	($0.23)	($0.55)

Net income (loss) per share - diluted	-	($0.20)	($0.23)	($0.55)

Weighted average common shares outstanding:
Basic	132,506,216	96,134,329	129,963,733	96,134,329

Diluted	135,660,294	96,134,329	129,963,733	96,134,329

See accompanying notes to consolidated condensed financial statements

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(29,253)	$(52,797)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	62,364	70,811
Write off of deferred financing costs due to extinguishment of debt	10,649	-
Amortization of debt issuance costs	1,035	1,830
Deferred income taxes	15,999	12,183
Stock compensation expense	2,600	6,022
(Gain) loss on sale of assets	(167)	56
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,931)	(1,773)
Prepaid expenses and other current assets	(1,147)	(1,210)
Accounts payable, accrued liabilities and other obligations	(817)	(3,823)

Net cash provided by operating activities	59,332	31,299

Cash flows from investing activities:
Capital expenditures	(4,295)	(3,162)
Cash paid to acquire stations	(155,816)	(38,208)
Proceeds from sale of assets	2,824	779
Other assets, net	924	(347)

Net cash used in investing activities	(156,363)	(40,938)

Cash flows from financing activities:
Retirement of subordinated debt	(500,000)	-
Issuance of convertible subordinated notes	330,000	-
Debt issuance costs	(7,755)	(53)
Proceeds from senior debt	191,500	98,000
Principal payments on senior debt	(91,000)	(84,000)
Principal payments on other long-term obligations	(300)	(230)
Principal and interest received on shareholder notes	1,208	766
Proceeds from public stock offerings, net of costs incurred	175,669	(303)
Exercise of stock options, net of costs incurred	141	-
Net repurchases of shares of Class B common stock	-	(1,900)

Net cash provided by financing activities	99,463	12,280

Net increase in cash and cash equivalents	2,432	2,641

Cash and cash equivalents, beginning of period	3,467	2,134

Cash and cash equivalents, end of period	$5,899	$4,775

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2004	2003

Supplemental schedule of investing activities

The Company completed various radio station acquisitions during the six months ended June 30, 2004 and 2003. In connection with these acquisitions, certain liabilities were assumed.

Fair value of assets acquired	$156,493	$43,233
Cash paid to acquire stations	(155,816)	(38,208)

Liabilities assumed	$677	$5,025

Supplemental schedule of cash flow information

Cash Payments:
Interest	$6,499	$26,602
Income taxes	903	540
Barter Transactions:
Barter Revenue - included in gross broadcasting revenue	4,473	3,468
Barter Expenses - included in cost of revenues	4,167	3,390

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(unaudited)

1.   BASIS OF PRESENTATION

Citadel Broadcasting Corporation was incorporated in Delaware in 1993 but did not have any business or assets until it was capitalized by partnerships affiliated with Forstmann Little & Co. (“FL&Co.”) in connection with the acquisition of substantially all of the outstanding common stock of Citadel Communications Corporation in a leveraged buyout transaction. In July 2004, Citadel Communications Corporation was liquidated into Citadel Broadcasting Corporation. Citadel Broadcasting Corporation owns all of the issued and outstanding common stock of Citadel Broadcasting Company. Citadel Broadcasting Company owns and operates radio stations and holds Federal Communications Commission (‘‘FCC’’) licenses in twenty-four states. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment as defined by Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosures about Segments of an Enterprise and Related Information.

The accompanying unaudited consolidated condensed financial statements of Citadel Broadcasting Corporation and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts based on historical experience of bad debts as a percent of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	June 30, 2004	December 31, 2003

	(in thousands)
Trade receivables	$83,281	$80,014
Allowance for doubtful accounts	(3,605)	(3,752)

Accounts receivable, net	$79,676	$76,262

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements. FIN No. 46 was effective for one transaction entered into by the Company in 2003.  The FASB amended FIN No. 46 in December of 2003.  The revised provisions of FIN No. 46 were effective for the Company in the first quarter of 2004, and FIN No. 46 was applicable for one additional transaction entered into by the Company in the second quarter of 2004. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

2.   STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the requirements of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires disclosure of the pro forma effects on net income and earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based awards to employees been based on the fair value at the grant dates in accordance with the fair value provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share for the three-month and six-month periods ended June 30, 2004 and 2003 would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Amounts in thousands, except per share amounts)		(Amounts in thousands, except per share amounts)
	(unaudited)		(unaudited)
Net income (loss) applicable to common shares, as reported	$275	$(18,954)	$(29,253)	$(52,797)
Add: Corporate non-cash stock compensation expense	854	2,135	2,600	6,022
Deduct: Total stock-based employee compensation expense determined under fair value method	(2,949)	(2,992)	(6,314)	(7,781)

Net loss applicable to common shares, pro forma	$(1,820)	$(19,811)	$(32,967)	$(54,556)

Basic and diluted net income (loss) per common share:
As reported	$-	$(0.20)	$(0.23)	$(0.55)
Pro forma	$(0.01)	$(0.21)	$(0.25)	$(0.57)

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

The changes in the carrying amounts of FCC licenses and goodwill for the period from December 31, 2003 through June 30, 2004 are as follows:

	FCC Licenses	Goodwill

	(in thousands)
Balance, December 31, 2003	$1,349,808	$608,646
Station acquisitions and other additions	124,682	24,523
Station dispositions	(1,666)	(346)
Reclassification of assets held for sale	(28,074)	(11,085)
Other	(24,211)	22,671

Balance, June 30, 2004	$1,420,539	$644,409

Other changes in the balances of FCC licenses and goodwill represent primarily adjustments resulting from the finalization of purchase price allocations.

Definite-Lived Intangibles

The Company’s definite-lived intangible assets consist primarily of an advertiser base. The amount of the amortization expense for definite-lived intangible assets was $25.8 million and $30.5 million for the three months ended June 30, 2004 and 2003, respectively and $52.4 million and $61.2 million for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, other intangibles, net in the accompanying consolidated condensed balance sheet consists of $33.4 million in unamortized definite-lived assets.

The following table presents the Company’s estimate of amortization expense for each of the three succeeding years ending December 31, for definite-lived assets (in thousands):

Amortization
Expense

(in thousands)
2004 (excludes the six months ended June 30, 2004)	20,059
2005	8,281
2006	3,350

$31,690

As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary from the amounts detailed above.

4.   ACQUISITIONS AND DISPOSITIONS

Completed Acquisitions

During the six months ended June 30, 2004, the Company completed the acquisition of four radio stations in the Memphis, TN market and two radio stations in the Springfield, MA market for an aggregate cash purchase price of approximately $122.2 million.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. As such, the accompanying consolidated condensed balance sheets include the acquired assets and liabilities and the accompanying consolidated condensed statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

Below is a table that details the preliminary purchase price allocations for all acquisitions completed in the first six months of 2004, as well as adjustments to the purchase price allocations of previously completed acquisitions. The purchase price allocations were based upon information available as of June 30, 2004. The Company is awaiting information to finalize its valuation of FCC licenses, property and equipment, other intangible assets, and certain other acquired assets and assumed liabilities. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in these financial statements. Adjustments to the purchase price allocation are expected to be finalized in 2004 or the first two quarters of 2005 and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

Asset Description	Acquisition of Memphis Radio Stations	Other Radio Station Acquisitions	Total	Asset lives

	(in thousands)
Property and equipment, net	$3,832	$1,946	$5,778	3-25 years
FCC licenses	75,382	49,300	124,682	non-amortizing
Goodwill	20,037	4,486	24,523	non-amortizing
Other intangibles, net	955	555	1,510	6 to 36 months
Liabilities assumed	(9)	(668)	(677)

Total aggregate purchase price	$100,197	$55,619	$155,816

The following summarized unaudited pro forma results of operations for the three and six months ended June 30, 2004 and 2003 assume that all significant radio station acquisitions and dispositions occurred as of January 1, of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the significant radio station acquisitions and dispositions occurred as of January 1, of each period presented, or the results of operations which may occur in the future.

	Pro Forma Three Months Ended June 30,		Pro Forma Six Months Ended June 30,

	2004	2003	2004	2003

Net broadcasting revenue	$108,282	$103,485	$198,423	$188,224
Net income (loss)	259	(20,579)	(30,537)	(58,199)
Basic and diluted net loss per common share	$-	$(0.21)	$(0.23)	$(0.61)

Completed Dispositions

During the six months ended June 30, 2004, the Company sold six radio stations for an aggregate price of approximately $3.0 million.

Pending Acquisitions and Dispositions

During the quarter ended June 30, 2004, the Company entered into an agreement to acquire one radio station for a purchase price of approximately $16.0 million. In connection with this acquisition, the Company loaned $16.0 million to the seller to obtain this station and has agreed to guarantee up to $10.0 million of the seller’s other financing for one year. As the Company has provided the seller’s financing for the station that is to be acquired, this station has been consolidated into the Company’s financial statements during the quarter ended June 30, 2004 under the guidance contained in FIN No. 46.

Additionally, in February 2004, the Company entered into an agreement to exchange five of its radio stations in the Bloomington, IL market for two stations in the Harrisburg/Lancaster, PA market and four stations in the Erie, PA market, plus a cash payment to the Company. The assets and liabilities of the Bloomington market have been classified as held for sale at June 30, 2004 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as the criteria for such classification were met as of the end of the second quarter. The results of operations for this market have not been reclassified as discontinued operations due to the immateriality of the amounts.

Both of the station acquisitions described above were completed in July 2004.

5.   SENIOR DEBT

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

Below is a table that sets forth the rates and the amounts borrowed under the Company’s senior debt facilities as of June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003

	Amount of	Interest	Amount of	Interest
Type of Borrowing	Borrowing	Rate	Borrowing	Rate

	(in thousands)		(in thousands)
Term A	$126,611	2.20 to 2.59%	$69,111	2.19%
Revolving Loan	142,000	2.18 to 2.59%	99,000	2.17 to 4.00%

The increase in borrowings under the Company’s senior debt was primarily due to the acquisition of radio stations during the first six months of 2004.

The required aggregate principal payments for the Term A loan for each of the succeeding twelve month periods and thereafter as of June 30, 2004 are as follows:

Twelve Months Ending June 30,	Amount

(in thousands)
2005	$16,261
2006	16,261
2007	16,262
2008	20,327
2009	57,500
Thereafter	-

$126,611

As of June 30, 2004, the Company has outstanding borrowings under revolving loans of $142.0 million. In addition, the Company has $2.1 million in letters of credit outstanding primarily related to pending acquisitions. Net of outstanding borrowings and letters of credit, the Company has $113.4 million available for future borrowings under the revolving loans and incremental revolving loans as of June 30, 2004. Amounts outstanding under the revolving loans are due in full on June 26, 2008, and amounts outstanding under the incremental revolving loans are due in full on March 31, 2009.

The Company’s senior debt credit agreement contains both non-financial and financial covenants, which place various restrictions on the Company. At December 31, 2003 and June 30, 2004, the Company was in compliance with all covenant provisions.

6.   SUBORDINATED DEBT AND CONVERTIBLE SUBORDINATED NOTES

On June 26, 2001, the Company completed the issuance of $500.0 million of 6% Subordinated Debentures (‘‘6% Debentures’’). On February 18, 2004, the Company sold 9,630,000 shares of the Company’s common stock at $19.00 per share, before underwriting discounts of $0.66 per share. Additionally, the Company concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discounts of approximately $6.6 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of subordinated debentures. In connection with the repayment of the subordinated debentures, the Company wrote off deferred financing costs of approximately $10.6 million, which is presented as write off of deferred financing costs due to extinguishment of debt on the accompanying consolidated condensed statements of operations. The convertible subordinated notes are due February of 2011 and were issued in a private placement to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. The notes bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at a conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. The Company may redeem the notes at any time prior to maturity if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holders. Holders may require the Company to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the convertible subordinated notes). On May 13, 2004, the Company effected the shelf registration covering resales of its convertible subordinated notes with the Securities and Exchange Commission.

7.   SHAREHOLDERS’ EQUITY

On February 18, 2004, the Company sold 9,630,000 shares, and certain shareholders sold 20,000,000 shares, of the Company’s common stock at $19.00 per share, before underwriting discount of $0.66 per share. The proceeds of the shares of common stock sold by the Company were utilized as partial repayment of the Company’s subordinated debt (see Note 6). As of June 30, 2004, the Company had 132,507,094 shares of common stock outstanding.

On June 29, 2004, the Company announced that its board of directors had authorized the Company to spend up to $100.0 million to repurchase shares of its outstanding common stock. As of June 30, 2004, the Company had not repurchased any common stock under this program.

Stock Option Plan

In October 2002, the Company adopted the Citadel Broadcasting Corporation 2002 Long-Term Incentive Plan (the "Plan") pursuant to which the Company's board of directors can grant options to officers, employees, directors and independent contractors. At December 31, 2003, the total number of shares of common stock that remain authorized, reserved and available for issuance under the Plan was 3,191,875, not including shares underlying outstanding grants. During the six months ended June 30, 2004, the Company granted 2,091,500 options to the Company’s employees and directors. The options were granted with an exercise price equal to the common stock's fair market value at the date of grant. The stock options granted vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or termination of employment. As of June 30, 2004, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the plan was 1,249,437, not including shares underlying outstanding grants.

8.   INCOME TAXES

Income tax expense for the three and six months ended June 30, 2004 and 2003 was primarily due to the amortization of indefinite-lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of.

9.   NET INCOME (LOSS) PER SHARE

Net income per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” which requires presentation of basic net income per share and diluted net income per share. Basic net income per share excludes dilution, and for the three months ended June 30, 2004 is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. During the three months ended June 30, 2004, diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), and (2) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense incurred on the convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation. For the three months ended June 30, 2004, stock options were included in the calculation of net income per share as their effect was dilutive; however, the effect of the convertible subordinated notes was not included in the calculation of net income per share as the effect was anti-dilutive. During the six months ended June 30, 2004, basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. During the three and six months ended June 30, 2003, basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of Class A common shares outstanding for the period. The Company had options to issue 7,881,688 shares of common stock and 5,957,750 shares of Class A common stock outstanding as of June 30, 2004 and 2003, respectively. However, these options and, in 2003, outstanding shares of Class B common stock have been excluded from the calculations of diluted net loss per share as their effect is antidilutive for the six months ended June 30, 2004 and for the three and six months ended June 30, 2003.

10.   COMMITMENTS AND CONTINGENCIES

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

Introduction

Citadel Broadcasting Company was founded in 1991 and grew rapidly through acquisitions subsequent to the passage of the Telecommunications Act of 1996. In June 2001, affiliates of Forstmann Little & Co. acquired Citadel Broadcasting Company for an aggregate purchase price, including the redemption of debt and exchangeable preferred stock, of approximately $2.0 billion (the “Acquisition”).

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

Depreciation and amortization of costs associated with the acquisition of radio stations and interest carrying charges historically have been significant factors in determining our overall profitability. Based on intangible assets currently held by us and the preliminary allocation of the aggregate purchase price of acquisitions completed during the six months ended June 30, 2004, and not giving effect to the closing of pending radio station acquisitions, we expect the total amortization expense incurred will continue to decrease due to the remaining weighted-average useful amortization period of intangible assets subject to amortization.

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

NET BROADCASTING REVENUE. Net broadcasting revenues in the second quarter of 2004 were $107.3 million compared with $95.4 million in the second quarter of 2003, an increase of $11.9 million, or 12.5%. The increase in revenue is due to station acquisitions completed subsequent to June 30, 2003 and higher revenues from most of our existing stations, primarily due to increases in local advertising revenue.

OPERATING EXPENSES. Operating expenses increased $1.0 million, or 1.1%, to $95.0 million for the three months ended June 30, 2004 from $94.0 million for the three months ended June 30, 2003. This was primarily due to increases in cost of revenues and selling, general, and administrative expenses of $6.6 million, primarily due to stations acquired subsequent to June 30, 2003, offset by decreased corporate non-cash stock compensation expense and depreciation and amortization of $1.2 million and $4.6 million, respectively. The compensation expense relates to stock options granted to and shares of common stock issued to our Chief Executive Officer in 2002. Depreciation and amortization expense of $30.8 million for the quarter ended June 30, 2004 was $4.6 million, or 13.0%, lower than the $35.4 million for the quarter ended June 30, 2003. Amortization expense for the quarters ended June 30, 2004 and 2003 included approximately $23.6 million and $28.8 million, respectively, of expense related to the Company’s advertiser base asset, established upon the initial acquisition of Citadel Communications Corporation in June 2001. The amortization for the advertiser base will decline significantly in the second half of 2004.

OPERATING INCOME. Operating income for the second quarter 2004 was $12.3 million compared with $1.5 million in the corresponding 2003 period, resulting in an overall improvement of $10.8 million. The increase in operating income for the second quarter 2004 was primarily due to higher net broadcasting revenue and decreases in depreciation and amortization and corporate non-cash stock compensation.

INTEREST EXPENSE, NET. Net interest expense decreased $10.2 million to $3.5 million for the quarter ended June 30, 2004 from $13.7 million for the quarter ended June 30, 2003, a decrease of 74.5%. Net interest expense included amortization of deferred financing costs of approximately $0.5 million and $0.9 million for the three-month periods ended June 30, 2004 and 2003, respectively. This decrease in net interest expense was primarily due to a reduction in both outstanding borrowings under the Company’s senior credit facility and lower interest rates for the quarter ended June 30, 2004 as well as the repayment of $500.0 million of 6% subordinated notes on February 18, 2004, partially offset by the concurrent issuance of $330.0 million of 1.875% convertible notes.

INCOME TAX EXPENSE. Income tax expense for the quarter ended June 30, 2004 was $8.5 million compared with $6.8 million for the quarter ended June 30, 2003. The income tax expense for each of the quarters ended June 30, 2004 and 2003 was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of.

NET INCOME (LOSS). Net income for the quarter ended June 30, 2004 was $0.3 million, or $0.00 per basic and diluted share, as compared to a net loss of $19.0 million, or $0.20 per basic and diluted share, for the same period in 2003. The net income (loss) for both periods was significantly impacted by depreciation and amortization expense and non-cash stock compensation expense of $30.8 million and $0.9 million, respectively, for the three months ended June 30, 2004, and $35.4 million and $2.1 million, respectively, for the three months ended June 30, 2003.

NET INCOME (LOSS) PER SHARE. During the three months ended June 30, 2004, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. During the three months ended June 30, 2004, diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), and (2) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense incurred on the convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation. For the three months ended June 30, 2004, stock options were included in the calculation of net income per share as their effect was dilutive; however, the effect of the convertible subordinated notes was not included in the calculation of net income per share as the effect was anti-dilutive. During the three months ended June 30, 2003, basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of Class A common shares outstanding for the period. The Class A common shares were redesignated as common stock in connection with the Company’s initial public offering completed in the third quarter of 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

NET BROADCASTING REVENUE. Net broadcasting revenues for the six months ended June 30, 2004 were $194.2 million compared with $172.6 million for the six months ended June 30, 2003, an increase of $21.6 million, or 12.5%. The increase in revenue is due to station acquisitions completed subsequent to June 30, 2003 and higher revenues from most of our existing stations, primarily due to increases in local advertising revenue.

OPERATING EXPENSES. Operating expenses increased $0.9 million, or 0.5%, to $185.8 million for the six months ended June 30, 2004 from $184.9 million for the six months ended June 30, 2003. This was primarily due to decreases in corporate non-cash stock compensation expense and depreciation and amortization of $3.4 million and $8.4 million, respectively, offset by increased cost of revenues and selling, general, and administrative expenses of $12.2 million, primarily due to stations acquired subsequent to June 30, 2003. The compensation expense relates to stock options granted to and shares of common stock issued to our Chief Executive Officer in 2002. Depreciation and amortization expense of $62.4 million for the six months ended June 30, 2004 was $8.4 million, or 11.9%, lower than the $70.8 million for the six months ended June 30, 2003. Amortization expense for the six months ended June 30, 2004 and 2003 included approximately $48.9 million and $57.7 million, respectively, of expense related to the Company’s advertiser base asset, established upon the initial acquisition of Citadel Communications Corporation in June 2001. The amortization for the advertiser base will decline significantly in the second half of 2004.

OPERATING INCOME (LOSS). Operating income for the six months ended June 30, 2004 was $8.5 million compared with an operating loss of $12.3 million in the corresponding 2003 period, resulting in an overall improvement of $20.8 million. The improvement for the six months ended June 30, 2004 was primarily due to higher net broadcasting revenue and decreases in depreciation and amortization and corporate non-cash stock compensation.

INTEREST EXPENSE, NET. Net interest expense decreased $18.0 million to $9.7 million for the six months ended June 30, 2004 from $27.7 million for the six months ended June 30, 2003, a decrease of 65.0%. Net interest expense included amortization of deferred financing costs of approximately $1.0 million and $1.8 million for the six-month periods ended June 30, 2004 and 2003, respectively. This decrease in net interest expense was primarily due to a reduction in both outstanding borrowings under the Company’s senior credit facility and lower interest rates for the six months ended June 30, 2004 as well as the repayment of $500.0 million of 6% subordinated notes on February 18, 2004, partially offset by the concurrent issuance of $330.0 million of 1.875% convertible notes.

WRITE OFF OF DEFERRED FINANCING COSTS DUE TO EXTINGUISHMENT OF DEBT. In connection with the repayment of its 6% subordinated debentures in the first quarter of 2004, the Company wrote off deferred financing costs of approximately $10.6 million. For further information, see the discussion below under the heading “Subordinated Debt”.

INCOME TAX EXPENSE. Income tax expense for the six months ended June 30, 2004 was $17.3 million compared with expense of $12.8 million for the six months ended June 30, 2003. The income tax expense for each of the six month periods ended June 30, 2004 and 2003 was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of.

NET LOSS. Net loss for the six months ended June 30, 2004 was $29.3 million, or $0.23 per basic and diluted share, as compared to a net loss of $52.8 million, or $0.55 per basic and diluted share, for the same period in 2003. The net loss for both periods was significantly impacted by depreciation and amortization expense and non-cash stock compensation expense of $62.4 million and $2.6 million, respectively, for the six months ended June 30, 2004, and $70.8 million and $6.0 million, respectively, for the six months ended June 30, 2003.

NET LOSS PER SHARE. During the six months ended June 30, 2004, basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. During the six months ended June 30, 2003, basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of Class A common shares outstanding for the period. The Class A common shares were redesignated as common stock in connection with the Company’s initial public offering completed in the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations, undrawn commitments available under our credit facility and proceeds generated from the sale of our debt and equity securities.

STOCK AND CONVERTIBLE NOTES OFFERINGS: On February 18, 2004, we completed a public offering of 29,630,000 shares of our common stock at $19.00 per share, including 9,630,000 primary shares sold by us and 20,000,000 shares sold by certain of our shareholders. On the same date, we completed a private placement of $330.0 million of convertible notes due 2011. We used the approximately $500.0 million of net proceeds we received from these two offerings to redeem all of our outstanding 6% subordinated debentures. On May 13, 2004, we effected the shelf registration covering resales of our convertible subordinated notes with the Securities and Exchange Commission.

OPERATING ACTIVITIES. Net cash provided by operating activities was $59.3 million for the six months ended June 30, 2004 as compared to $31.3 million for the comparable six-month period in 2003. The increase was primarily due to the increase in net broadcasting revenues of $21.6 million and the decrease in net interest expense of $18.0 million, offset by an increase in cost of revenues and selling, general and administrative expenses of $12.2 million.

INVESTING AND FINANCING ACTIVITIES. Net cash used in investing activities increased to $156.4 million for the six months ended June 30, 2004, as compared to $40.9 million for the six months ended June 30, 2003. During 2004, approximately $160.1 million was used for acquisitions of radio stations and capital expenditures, which includes buildings, studio equipment, towers and transmitters, vehicles and other assets utilized in the operation of our stations, compared to $41.4 million for similar costs in the 2003 period.

Net cash provided by financing activities was $99.5 million for the six months ended June 30, 2004, as compared to $12.3 million for the same period in 2003. For the six months ended June 30, 2004, the net cash provided by financing activities included proceeds from the issuance of our common stock of $175.7 million, net of underwriting commissions and other stock issuance costs of approximately $7.3 million, and the concurrent sale of $330.0 million principal amount of convertible subordinated notes, before underwriting discount and other debt issuance costs of approximately $7.3 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of subordinated debentures. Additionally, during the first six months of 2004, the Company increased its net borrowings under its senior debt by $100.5 million primarily to complete the acquisition of radio stations in Memphis, TN and Springfield, MA. For the six months ended June 30, 2003, the net cash used in financing activities was primarily due to total net borrowings on senior debt of $14.0 million.

During the six months ended June 30, 2004, we completed the acquisition of four radio stations in the Memphis, TN market and two radio stations in the Springfield, MA market for an aggregate cash purchase price of approximately $122.2 million. We funded these and other acquisitions through cash flows from operating activities and borrowings under our revolving credit facility.

During the quarter ended June 30, 2004, we entered into an agreement to acquire one radio station for a purchase price of approximately $16.0 million. In connection with this acquisition, we loaned $16.0 million to the seller to obtain this station and have agreed to guarantee up to $10.0 million of the seller’s other financing for one year. As we have provided the seller’s financing for the station that is to be acquired, this station has been consolidated into our financial statements during the quarter ended June 30, 2004 under the guidance contained in FIN No. 46.

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, capital expenditures and acquisitions of additional radio stations. Our capital expenditures totaled $4.3 million during the six months ended June 30, 2004, as compared to $3.2 million during the six months ended June 30, 2003. For the fiscal year ending December 31, 2004, we estimate that capital expenditures necessary for our facilities will be approximately $10.0 million. We believe that cash flows from operating activities, together with availability under our revolving credit facility, should be sufficient for us to fund our current operations for at least the next 12 months.

On June 29, 2004, we announced that our board of directors had authorized us to spend up to $100.0 million to repurchase shares of our outstanding common stock. As of June 30, 2004, we had not repurchased any common stock under this program. As of August 3, 2004, we have repurchased approximately 1.2 million shares of our common stock for an aggregate amount of approximately $16.1 million.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions, stock repurchases, or any of our other contractual or commercial commitments, we intend to seek additional funding in the credit or capital markets and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

Senior Debt

On June 26, 2001, we entered into a senior credit facility with a syndicate of banks and other financial institutions. The facility includes both term loans and revolving loans. Effective April 5, 2004, we amended our credit facility and, in connection therewith, activated a portion of our incremental revolving loan facility in the aggregate amount of $57.5 million and a portion of our incremental term loan facility in the aggregate amount of $57.5 million. The $57.5 million borrowed under the incremental term loan facility was used to repay amounts outstanding under the revolving loan facility. As of June 30, 2004, our senior credit facility consisted of the following:

		Balance Outstanding
	Commitment	(as of June 30, 2004)

Tranche A term loan	$69,111,111	$69,111,111
Incremental tranche A term loan	57,500,000	57,500,000
Revolving credit facility	257,500,000	142,000,000

Availability. The amount available under our credit facility at June 30, 2004 was $115.5 million in the form of revolving credit commitments. This excludes approximately $2.1 million in letters of credit outstanding as of June 30, 2004. Our ability to borrow under our credit facility is limited by our ability to comply with several financial covenants as well as a requirement that we make various representations and warranties at the time of borrowing. Payments made on the tranche A term loans reduce the commitment under our credit agreement and therefore the funds are not available for future borrowings.

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

Maturity and Amortization. The tranche A term loan for approximately $69.1 million is repayable in quarterly installments pursuant to a predetermined payment schedule over a period of five years beginning on September 30, 2004, in amounts ranging from $4.1 million and increasing to $5.1 million for the final four quarterly repayments. The final quarterly payment on that tranche A term loan is due June 26, 2008. Both the incremental tranche A term loan and revolving loan are due in full on March 31, 2009.

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

Non-Financial Covenants. Our credit facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make capital expenditures, make investments, loans, enter into derivative contracts, or change the nature of our business. At June 30, 2004, we were in compliance with all non-financial covenants under our credit facility.

Financial Covenants. Our credit facility contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At June 30, 2004, we were in compliance with all financial covenants under our credit facility.

Subordinated Debt and Convertible Subordinated Notes

In June 2001, we issued an aggregate of $500.0 million of subordinated debentures. On February 18, 2004, we sold 9,630,000 shares of our common stock at $19.00 per share, before underwriting discount of $0.66 per share. Additionally, we concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discount of approximately $6.6 million. We used all of the net proceeds from these transactions to retire the $500.0 million of subordinated debentures. In connection with the repayment of the subordinated debentures, we wrote off deferred financing costs of approximately $10.6 million. The convertible subordinated notes are due 2011 and were issued in a private placement to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. The notes bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at a conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. We may redeem the notes at any time prior to maturity if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holder. Holders may require us to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the notes). On May 13, 2004, we effected the shelf registration covering resales of our convertible subordinated notes with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements. FIN No. 46 was effective for one transaction entered into by us in 2003.  The FASB amended FIN No. 46 in December of 2003.  The revised provisions of FIN No. 46 were effective for us in the first quarter of 2004, and FIN No. 46 was applicable for one additional transaction entered into by us in the second quarter of 2004. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

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

Contractual and Commercial Commitments

Due to the completion of our secondary offering in February of 2004 (See “Liquidity and Capital Resources – Stock and Convertible Notes Offerings”), the contractual commitments under our senior debt and subordinated debt have been significantly reduced. As of June 30, 2004, we had $142.0 million outstanding under the revolving portion of our senior debt and $330.0 million outstanding under our convertible notes. The table below details the revised payments due under our senior debt and convertible subordinated notes. Interest payments related to the convertible subordinated notes and our credit facility have not been included in the contractual obligation table below.

Contractual Obligation	Total	Less than 1 year	1 to 3 years	Beyond 3 Years

Senior debt and convertible subordinated notes	$598.6	$16.3	$32.5	$549.8

As of the date of this filing, we have an outstanding agreement to acquire two radio stations for an aggregate purchase price of approximately $14.5 million.

There have been no other significant changes in our contractual and commercial commitments as of June 30, 2004 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

During the quarter ended June 30, 2004, we entered into an agreement to acquire one radio station for a purchase price of approximately $16.0 million and completed the acquisition in July 2004. In connection with this acquisition, we agreed to guarantee up to $10.0 million of the seller’s other financing for one year.

We have no other material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our credit agreement, which bears interest based on variable rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $268.6 million of variable rate debt that was outstanding as of June 30, 2004. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $2.7 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of June 30, 2004.

We believe our receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which we operate.

ITEM 4. CONTROLS AND PROCEDURES

Prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is incorporated by reference to Note 10 to the consolidated condensed financial statements included in Part I, Item 1.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with the Company’s annual meeting held on May 24, 2004, a majority of stockholders re-elected David W. Checketts, J. Anthony Forstmann, and Charles P. Rose, Jr. as directors and ratified the appointment of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending December 31, 2004.

The results of voting for the election of directors were as follows:

Director	For	Against	Broker Non-Votes	Abstain/Withheld

David W. Checketts	115,738,187	-	-	2,743,801
J. Anthony Forstmann	107,099,100	-	-	11,382,888
Charles P. Rose, Jr.	115,737,387	-	-	2,744,601

The results of voting for the appointment of Deloitte & Touche LLP were as follows:

For	Against	Abstain	Non-Votes

118,438,392	15,571	28,025	-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description
10.1
Fourth Amendment, dated as of April 5, 2004, to the Credit Agreement, dated as of April 3, 2001, among Citadel Broadcasting Company, Citadel Communications Corporation, the Registrant, certain lenders, JPMorgan Chase Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent (incorporated by reference to Exhibit 10.25 to Registrant’s Registration Statement on Form S-1 (No. 333-115153).

10.2
Fifth Amendment, dated as of June 30, 2004, to the Credit Agreement, dated as of April 3, 2001, among Citadel Broadcasting Company, Citadel Communications Corporation, the Registrant, certain lenders, JPMorgan Chase Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K (Item 12) dated April 29, 2004 for the purpose of furnishing its earnings release dated April 29, 2004 regarding its financial results for the first quarter of 2004.

The Company filed a Current Report on Form 8-K (Items 5 and 7) dated June 30, 2004 for the purpose of announcing a stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: August 6, 2004	By:	/s/ FARID SULEMAN

Farid Suleman
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

CITADEL BROADCASTING CORPORATION

Date: August 6, 2004	By:	/s/ RANDY L. TAYLOR

Randy L. Taylor
Vice President - Finance and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
Fourth Amendment, dated as of April 5, 2004, to the Credit Agreement, dated as of April 3, 2001, among Citadel Broadcasting Company, Citadel Communications Corporation, the Registrant, certain lenders, JPMorgan Chase Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent (incorporated by reference to Exhibit 10.25 to Registrant’s Registration Statement on Form S-1 (No. 333-115153).

10.2
Fifth Amendment, dated as of June 30, 2004, to the Credit Agreement, dated as of April 3, 2001, among Citadel Broadcasting Company, Citadel Communications Corporation, the Registrant, certain lenders, JPMorgan Chase Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent.

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

