Form 10-Q
period 2004-09-30
CITADEL BROADCASTING CORP
filed 2004-11-10
CIK 1174527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 2, 2004, net of shares held in treasury, there were 126,489,594 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q
September 30, 2004

INDEX

PART I FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS (unaudited)	3
Consolidated Condensed Balance Sheets	3
Consolidated Condensed Balance Sheets	4
Consolidated Condensed Statements of Operations	5
Consolidated Condensed Statements of Cash Flows	7
Notes to Consolidated Condensed Financial Statements	13
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
ITEM 4. CONTROLS AND PROCEDURES	20

PART II OTHER INFORMATION	21

ITEM 1. LEGAL PROCEEDINGS	21
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	21
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	21

SIGNATURES	23

EXHIBIT INDEX	24

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,391	$3,467
Accounts receivable, net	76,260	76,262
Prepaid expenses and other current assets (including deferred income
tax assets of $3,588 and $3,102, respectively)	7,284	7,554
Total current assets	86,935	87,283

Property and equipment, net	96,508	97,859
FCC licenses	1,436,802	1,349,808
Goodwill	662,991	608,646
Other intangibles, net	16,092	84,832
Other assets, net	16,168	20,905
Total assets	$2,315,496	$2,249,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,715	$26,519
Current maturities of senior debt and other long-term obligations	288	8,583
Total current liabilities	31,003	35,102

Senior debt	284,000	159,980
Convertible subordinated notes	330,000	-
Subordinated debt	-	500,000
Other long-term obligations, less current maturities	41,074	24,612
Deferred income tax liabilities	218,738	297,195
Total liabilities	904,815	1,016,889

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value - authorized, 200,000,00 shares at September 30, 2004 and December 31, 2003; no shares issued or
outstanding at September 30, 2004 and December 31, 2003	-	-
Common stock, $.01 par value - authorized, 500,000,000 shares at
September 30, 2004 and December 31, 2003; issued,
132,507,094 and 122,865,469 shares at September 30, 2004 and
December 31, 2003	1,325	1,229
Treasury stock, at cost, 4,573,300 shares at September 30, 2004	(63,100)	-
Additional paid-in capital	1,645,473	1,468,508
Deferred compensation	(1,465)	(4,928)
Accumulated deficit	(171,552)	(232,365)
Total shareholders' equity	1,410,681	1,232,444

Total liabilities and shareholders	$2,315,496	$2,249,333

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net broadcasting revenue	$107,524	$96,707	$301,726	$269,308

Operating Expenses:
Cost of revenues, exclusive of
depreciation and amortization shown separately below	29,584	24,901	83,500	72,071
Selling, general and administrative	29,617	28,171	90,103	83,133
Corporate general and administrative	3,094	2,456	8,629	7,399
Corporate non-cash stock compensation	863	2,158	3,463	8,181
Local marketing agreement fees	516	601	1,539	1,582
Depreciation and amortization	22,044	34,959	84,408	105,770
Non-cash charge related to contract obligations	16,449	-	16,449	-
Other, net	(781)	31	(953)	67
Operating expenses	101,386	93,277	287,138	278,203

Operating income (loss)	6,138	3,430	14,588	(8,895)

Non-operating expenses:
Interest expense, net, including amortization of debt
issuance costs of $482, $666, $1,517
and $2,495, respectively	3,688	11,091	13,406	38,750
Write off of deferred financing costs due to
extinguishment of debt	2,966	8,154	13,615	8,154

Non-operating expenses, net	6,654	19,245	27,021	46,904

Loss before income taxes	(516)	(15,815)	(12,433)	(55,799)
Income tax (benefit) expense	(90,582)	7,338	(73,246)	20,151

Net income (loss)	$90,066	$(23,153)	$60,813	$(75,950)

Net income (loss) per share - basic	$0.69	($0.20)	$0.47	($0.74)
Net income (loss) per share - diluted	$0.62	($0.20)	$0.44	($0.74)

Weighted average common shares outstanding:
Basic	130,672,414	113,888,751	130,201,684	102,117,504
Diluted	146,473,239	113,888,751	143,758,133	102,117,504

See accompanying notes to consolidated condensed financial statements

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$60,813	$(75,950)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	84,408	105,770
Write off of deferred financing costs due to extinguishment of debt	13,615	8,154
Amortization of debt issuance costs	1,517	2,495
Non-cash charge related to contract obligations	16,449	-
Deferred income taxes	(75,201)	19,121
Stock compensation expense	3,463	8,181
Other non-cash (gain) loss	(953)	67
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,202	(3,017)
Prepaid expenses and other current assets	(1,479)	(1,425)
Accounts payable, accrued liabilities and other obligations	(2,125)	1,830
Net cash provided by operating activities	102,709	65,226

Cash flows from investing activities:
Capital expenditures	(6,981)	(4,697)
Cash paid to acquire stations	(157,534)	(171,430)
Proceeds from sale of assets	8,054	927
Other assets, net	1,754	(591)
Net cash used in investing activities	(154,707)	(175,791)

Cash flows from financing activities:
Retirement of subordinated debt	(500,000)	-
Issuance of convertible subordinated notes	330,000	-
Debt issuance costs	(11,060)	(53)
Proceeds from senior debt	486,500	106,000
Principal payments on senior debt	(370,611)	(430,889)
Principal payments on other long-term obligations	(428)	(336)
Repayment of shareholder notes	1,283	766
Proceeds from public stock offerings, net of costs incurred	175,669	448,772
Exercise of stock options, net of costs incurred	142	-
Repurchase of stock	(59,573)	-
Net repurchases of shares of Class B common stock	-	(3,700)
Net cash provided by financing activities	51,922	120,560

Net (decrease) increase in cash and cash equivalents	(76)	9,995

Cash and cash equivalents, beginning of period	3,467	2,134

Cash and cash equivalents, end of period	$3,391	$12,129

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Supplemental schedule of investing activities

The Company completed various radio station acquisitions during the nine months ended September 30, 2004 and 2003. In connection with these acquisitions, certain liabilities were assumed.

Fair value of assets acquired	$158,217	$179,471
Cash paid to acquire stations	(157,534)	(171,430)
Liabilities assumed	$683	$8,041

On July 29, 2004, the Company completed its exchange of radio stations in the Bloomington, IL market for stations in the Harrisburg/Lancaster, PA market and the Erie, PA market, plus a cash payment to the Company. The non-cash portion of this transaction is not reflected in the table above.

Non-cash exchange of assets	$39,647

Supplemental schedule of cash flow information

Cash Payments:
Interest	$11,124	$31,246
Income taxes	1,292	850
Barter Transactions:
Equipment purchases through barter	151	88
Barter Revenue - included in gross broadcasting revenue	6,779	5,161
Barter Expenses - included in cost of revenues	6,409	5,069
Other Non-Cash Transactions:
FCC license asset in exchange for other long-term liabilities		12,000

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

The accompanying unaudited consolidated condensed financial statements of Citadel Broadcasting Corporation and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts based on historical experience of bad debts as a percent of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	September 30, 2004	December 31, 2003
	(in thousands)

Trade receivables	$80,293	$80,014
Allowance for doubtful accounts	(4,033)	(3,752)
Accounts receivable, net	$76,260	$76,262

2.    STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the requirements of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires disclosure of the pro forma effects on net income and earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based awards to employees been based on the fair value at the grant dates in accordance with the fair value provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share for the three-month and nine-month periods ended September 30, 2004 and 2003 would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share amounts)		(Amounts in thousands, except per share amounts)

	(unaudited)		(unaudited)
Net income (loss) applicable to common shares, as reported	$90,066	$(23,153)	$60,813	$(75,950)
Add: Corporate non-cash stock compensation expense	863	2,158	3,463	8,181
Deduct: Total stock-based employee compensation expense determined under fair value method	(2,911)	(2,800)	(9,262)	(10,582)
Incremental tax impact	4,311	-	4,311	-
Net income (loss) applicable to common shares, pro forma	$92,329	$(23,795)	$59,325	$(78,351)
Basic net income (loss) per common share:
As reported	$0.69	$(0.20)	$0.47	$(0.74)
Pro forma	$0.71	$(0.21)	$0.46	$(0.77)
Diluted net income (loss) per common share:
As reported	$0.62	$(0.20)	$0.44	$(0.74)
Pro forma	$0.64	$(0.21)	$0.43	$(0.77)

For those awards that result in the recognition of compensation expense under APB Opinion No. 25, the Company records expense for each tranche of the award over the vesting period applicable to such tranche, which results in the accelerated recognition of compensation expense.

The incremental tax impact shown in the table above represents the effect of the additional tax benefit that the Company would have accumulated in prior and current periods had compensation expense related to its stock options been recognized utilizing the fair value method. The amount for the three and nine months ended September 30, 2004 is the same since the Company reversed the valuation allowance associated with its deferred tax assets in the third quarter of 2004 (see Note 8).

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

The changes in the carrying amounts of FCC licenses and goodwill for the period from December 31, 2003 through September 30, 2004 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, December 31, 2003	$1,349,808	$608,646
Station acquisitions and other additions	142,253	45,371
Station dispositions	(31,046)	(11,581)
Other	(24,213)	20,555
Balance, September 30, 2004	$1,436,802	$662,991

Other changes in the balances of FCC licenses and goodwill represent primarily adjustments resulting from the finalization of purchase price allocations from prior year transactions.

Definite-Lived Intangibles

The Company’s definite-lived intangible assets consist primarily of an advertiser base. The amount of the amortization expense for definite-lived intangible assets was $17.2 million and $30.2 million for the three months ended September 30, 2004 and 2003, respectively and $69.5 million and $91.4 million for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, other intangibles, net in the accompanying consolidated condensed balance sheet consists of $16.1 million in unamortized definite-lived assets.

During the third quarter of 2004, the Company reevaluated the remaining useful life of its advertiser base asset. The Company revised the useful life, which will result in additional amortization expense of approximately $8.0 million in the second half of 2004.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding years ending December 31, for definite-lived assets:

Amortization
Expense
(in thousands)
2004 (excludes the nine months ended September 30, 2004)	11,769
2005	1,549
2006	696
2007	211
2008	159
$14,384

As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary from the amounts detailed above.

4.    ACQUISITIONS AND DISPOSITIONS

Acquisitions

During the nine months ended September 30, 2004, the Company completed the acquisition of four radio stations in the Memphis, TN market and two radio stations in the Springfield, MA market for an aggregate cash purchase price of approximately $122.2 million.

Additionally, the Company completed its agreement to exchange five of its radio stations in the Bloomington, IL market for two stations in the Harrisburg/Lancaster, PA market and four stations in the Erie, PA market, plus a cash payment to the Company. This transaction resulted in a gain of approximately $1.9 million, which is included in Other, net, in the accompany consolidated condensed statements of operations.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. As such, the accompanying consolidated condensed balance sheets include the acquired assets and liabilities and the accompanying consolidated condensed statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

Below is a table that details the preliminary purchase price allocations for all acquisitions completed in the nine months ended September 30, 2004, as well as adjustments to the purchase price allocations of previously completed acquisitions. The purchase price allocations were based upon information available as of September 30, 2004. The Company is awaiting information to finalize its valuation of FCC licenses, property and equipment, other intangible assets, and certain other acquired assets and assumed liabilities. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in these financial statements. Adjustments to the purchase price allocation are expected to be finalized in the fourth quarter of 2004 or the first three quarters of 2005 and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

Asset Description	Acquisition of Memphis Radio Stations	Other Radio Station Acquisitions	Total	Asset lives
	(in thousands)
Property and equipment, net	$3,832	$4,140	$7,972	3-25 years
FCC licenses	62,713	79,540	142,253	non-amortizing
Goodwill	32,906	12,465	45,371	non-amortizing
Other intangibles, net	801	1,419	2,220	less than one year
Other assets	-	48	48
Liabilities assumed	(40)	(643)	(683)
Total aggregate purchase price	$100,212	$96,969	$197,181

The following summarized unaudited pro forma results of operations for the three and nine months ended September 30, 2004 and 2003 assume that all significant radio station acquisitions and dispositions occurred as of January 1, of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the significant radio station acquisitions and dispositions occurred as of January 1, of each period presented, or the results of operations which may occur in the future.

	Pro Forma Three Months Ended September 30,		Pro Forma Nine Months Ended September 30,
	2004	2003	2004	2003

Net broadcasting revenue	$107,524	$105,244	$305,960	$294,241
Net income (loss)	90,066	(23,984)	60,980	(83,876)
Basic net income (loss) per common share	$0.69	$(0.21)	$0.47	$(0.82)
Diluted net income (loss) per common share	$0.62	$(0.21)	$0.44	$(0.82)

Dispositions

During the nine months ended September 30, 2004, the Company sold nine radio stations for an aggregate price of approximately $4.8 million.

5.    SENIOR DEBT

In August 2004, the Company entered into a new senior credit facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, the Company repaid amounts outstanding under the previous senior credit facility and wrote off approximately $3.0 million in deferred financing costs.

Below is a table that sets forth the rates and the amounts borrowed under the Company’s senior debt facilities as of September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Amount of	Interest	Amount of	Interest
Type of Borrowing	Borrowing	Rate	Borrowing	Rate
	(in thousands)		(in thousands)
Term A	$-		$69,111	2.19%
Revolving Loan	-		99,000	2.17 to 4.00%
Revolving Loan	284,000	2.29 to 4.50%	-

The increase in borrowings under the Company’s senior debt was primarily due to the acquisition of radio stations during the first nine months of 2004 and the repurchase of the Company’s common stock (see Note 7).

The amount available under the Company’s senior credit facility at September 30, 2004 was $316.0 million in the form of revolving credit commitments. This excludes approximately $2.0 million in letters of credit outstanding as of September 30, 2004. The Company’s ability to borrow under its senior credit facility is limited by its ability to comply with several financial covenants as well as a requirement that it make various representations and warranties at the time of borrowing.

At the Company’s election, interest on any outstanding principal accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5%, in each case, plus a spread that ranges from 0.00% to 0.375%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate (grossed-up for reserve requirements) plus a spread that ranges from 0.625% to 1.375%, depending on the Company’s leverage ratio.

The Company’s operating subsidiary, Citadel Broadcasting Company, is the primary borrower under this senior credit facility. The Company has guaranteed the performance of Citadel Broadcasting Company under its senior credit facility. The Company has also pledged to its lenders all of the equity interests in and intercompany notes issued by Citadel Broadcasting Company.

The Company’s senior credit facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments, loans, enter into derivative contracts, or change the nature of its business. At September 30, 2004, the Company was in compliance with all non-financial covenants under its senior credit facility.

The Company’s senior credit facility contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At September 30, 2004, the Company was in compliance with all financial covenants under its senior credit facility.

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

On June 29, 2004, the Company announced that its board of directors had authorized the Company to spend up to $100.0 million to repurchase shares of its outstanding common stock. As of September 30, 2004, the Company had repurchased 4,573,300 shares of common stock for an aggregate amount of approximately $63.1 million under this program. As of September 30, 2004, net of shares held in treasury, the Company had 127,933,794 shares of common stock outstanding.

Stock Option Plan

In October 2002, the Company adopted the Citadel Broadcasting Corporation 2002 Long-Term Incentive Plan (the "Plan") pursuant to which the Company's board of directors can grant options to officers, employees, directors and independent contractors. At December 31, 2003, the total number of shares of common stock that remain authorized, reserved and available for issuance under the Plan was 3,191,875, not including shares underlying outstanding grants. During the nine months ended September 30, 2004, the Company granted 2,142,500 options to the Company’s employees and directors. The options were granted with an exercise price equal to the common stock's fair market value at the date of grant. The stock options granted vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or termination of employment. As of September 30, 2004, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the plan was 1,295,750, not including shares underlying outstanding grants.

8.    INCOME TAXES

Income tax benefit for the three and nine months ended September 30, 2004 was primarily due to the reversal of the Company’s valuation allowance associated with its deferred tax assets, the most significant of which was the Company’s net operating loss carry-forward. The Company believes the net operating loss will be utilized within the carry-forward period. This determination is based on management’s estimates of future taxable income; to the extent that actual results differ materially from management’s estimates, a valuation allowance could be required. The income tax expense for the three and nine months ended September 30, 2003 was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of.

9.    NET INCOME (LOSS) PER SHARE

Net income per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” which requires presentation of basic net income per share and diluted net income per share. Basic net income per share excludes dilution, and for the three and nine months ended September 30, 2004 is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. During the three and nine months ended September 30, 2004, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), and (2) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense incurred on the convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation. During the three and nine months ended September 30, 2003, basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding, which includes 96,134,329 shares of Class A common stock outstanding until July 31, 2003 and 122,911,490 shares of common stock outstanding after the recapitalization immediately prior to, or simultaneously with, the completion of the Company’s initial public offering. The Company had options to issue 7,835,375 and 6,011,250 shares of common stock outstanding as of September 30, 2004 and 2003, respectively. However, these options have been excluded from the calculations of diluted net loss per share as their effect is antidilutive for the three and nine months ended September 30, 2003.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2004:

	For the Quarter Ended September 30, 2004			For the Nine Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)			(in thousands)
Basic EPS
Income available to common stockholders	$90,066	130,672	$0.69	$60,813	130,202	$0.47

Effect of Dilutive Securities
Options	-	2,860		-	2,882
Convertible subordinated notes	944	12,941		2,328	10,674

Diluted EPS
Income available to common stockholders and assumed conversions	$91,010	146,473	$0.62	$63,141	143,758	$0.44

Options to purchase 3,635,375 and 2,121,000 shares of common stock were outstanding during the three and nine months ended September 30, 2004, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

10.    NON-CASH CHARGE RELATED TO CONTRACT OBLIGATIONS

The third quarter operating income for 2004 reflects a non-cash charge of approximately $16.4 million primarily due to the Company’s settlement with its previous national representation firm (McGavren). Under the terms of the settlement, the Company’s new representation firm (Katz) settled the Company’s obligations under the settlement agreement with McGavren and entered into a new long term contract with the Company. The non-cash charge will be amortized over the life of the new contract. The deferred amount related to this contract is included in other long term obligations in the accompanying consolidated condensed balance sheets.

11.    COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of a radio station in Salt Lake City, the Company agreed to guarantee up to $10.0 million of the seller’s other financing through May of 2005.

The Company is involved in certain legal actions and claims that arose in the ordinary course of the Company’s business. Management believes that such litigation and claims will be resolved without a material effect on the Company’s financial position and results of operations.

12.    SUBSEQUENT EVENTS

On November 3, 2004, the Company announced that its board of directors had authorized the Company to spend up to an additional $300.0 million to repurchase shares of its outstanding common stock.

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

Depreciation and amortization of costs associated with the acquisition of radio stations and interest carrying charges historically have been significant factors in determining our overall profitability. Based on intangible assets currently held by us and the preliminary allocation of the aggregate purchase price of acquisitions completed during the nine months ended September 30, 2004, we expect the total amortization expense incurred will continue to decrease due to the remaining weighted-average amortization period of intangible assets subject to amortization.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

NET BROADCASTING REVENUE. Net broadcasting revenues in the third quarter of 2004 were $107.5 million compared with $96.7 million in the third quarter of 2003, an increase of $10.8 million, or 11.2%. The increase in revenue is due to station acquisitions completed in 2003 and 2004 and higher revenues from most of our existing stations, primarily due to increases in local advertising revenue. Our existing stations’ increase in net revenues was positively impacted by our Providence and Albuquerque markets, while our Birmingham and Buffalo markets experienced lower net revenues.

OPERATING EXPENSES. Operating expenses increased $8.1 million, or 8.7%, to $101.4 million for the three months ended September 30, 2004 from $93.3 million for the three months ended September 30, 2003. Operating expenses in the third quarter of 2004 include a non-cash charge of approximately $16.4 million primarily related to our settlement with our previous national representation firm. Under the terms of the settlement, our new national representation firm settled our obligations under the settlement agreement with the prior national representation firm and entered into a new long term contract with us. Excluding this non-cash charge, operating expenses in the third quarter of 2004 were $85.0 million compared to $93.3 million in the same period for 2003, a decrease of $8.3 million, or 8.9%. The decrease in operating expenses was primarily due to decreases in depreciation and amortization expense of $13.0 million and non-cash stock compensation expense of $1.3 million, offset by increases in cost of revenues and selling, general, and administrative expenses of $6.1 million, primarily due to radio stations acquired in 2003 and 2004.

Depreciation and amortization expense of $22.0 million for the quarter ended September 30, 2004 was $13.0 million, or 37.1%, lower than the $35.0 million for the quarter ended September 30, 2003. Amortization expense for the quarters ended September 30, 2004 and 2003 included approximately $16.0 million and $28.7 million, respectively, of expense related to our advertiser base asset. During the third quarter of 2004, we reevaluated the remaining useful life of our advertiser base asset. We revised the useful life, which will result in additional amortization expense of approximately $8.0 million in the second half of 2004. Amortization of the advertiser base asset should be substantially completed in the fourth quarter of 2004 and is estimated at $10.8 million.

OPERATING INCOME. Operating income for the third quarter 2004 was $6.1 million compared with $3.4 million in the corresponding 2003 period, resulting in an overall improvement of $2.7 million, or 79.4%. The increase in operating income for the third quarter in 2004 was primarily due to higher net broadcasting revenue along with decreases in depreciation and amortization and corporate non-cash stock compensation, offset by the non-cash charge related to contract obligations and increases in cost of revenues and selling, general and administrative expenses.

INTEREST EXPENSE, NET. Net interest expense decreased $7.4 million to $3.7 million for the quarter ended September 30, 2004 from $11.1 million for the quarter ended September 30, 2003, a decrease of 66.7%. Net interest expense included amortization of deferred financing costs of approximately $0.5 million and $0.7 million for the three-month periods ended September 30, 2004 and 2003, respectively. The decrease in net interest expense was primarily due to the repayment of $500.0 million of 6% subordinated notes on February 18, 2004, partially offset by the concurrent issuance of $330.0 million of 1.875% convertible notes. The $500.0 million of 6% subordinated notes were repaid with proceeds from our concurrent offering of our common stock and the issuance of the convertible notes completed in February of 2004.

WRITE OFF OF DEFERRED FINANCING COSTS DUE TO EXTINGUISHMENT OF DEBT. In connection with the repayment of our previous senior credit facility, we wrote off deferred financing costs of approximately $3.0 million during the three months ended September 30, 2004.

INCOME TAX (BENEFIT) EXPENSE. Income tax benefit for the quarter ended September 30, 2004 was $90.6 million compared to income tax expense of $7.3 million for the quarter ended September 30, 2003. Income tax benefit for the three months ended September 30, 2004 was primarily due to the reversal of our valuation allowance associated with our deferred tax assets, the most significant of which was our net operating loss carry-forward. We believe the net operating loss will be utilized within the carry-forward period. The income tax expense for the three months ended September 30, 2003 was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of.

NET INCOME (LOSS). Net income for the quarter ended September 30, 2004 was $90.1 million, or $0.69 and $0.62 per basic and diluted share, as compared to a net loss of $23.2 million, or ($0.20) per basic and diluted share, for the same period in 2003. The increase in net income for the three months ended September 30, 2004 over the prior year period was primarily due to the income tax benefit of $90.6 million.

NET INCOME (LOSS) PER SHARE. During the three months ended September 30, 2004 and 2003, basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. During the three months ended September 30, 2004, diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the quarter ended September 30, 2004 include additional shares due to outstanding stock options and approximately 12.9 million shares related to our convertible notes, as the computation of diluted shares assumes the notes are converted into shares as of the beginning of the period. For the three months ended September 30, 2003, basic shares outstanding of approximately 113.9 million are equal to diluted shares outstanding as any increase in shares due to outstanding stock options would be anti-dilutive due to the net loss for the quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

NET BROADCASTING REVENUE. Net broadcasting revenues for the nine months ended September 30, 2004 were $301.7 million compared with $269.3 million for the nine months ended September 30, 2003, an increase of $32.4 million, or 12.0%. The increase in revenue is due to station acquisitions completed in 2003 and 2004 and higher revenues from most of our existing stations, primarily due to increases in local advertising revenue. Our existing stations’ increase in net revenues was positively impacted by our Providence and Albuquerque markets, while our Birmingham and Saginaw/Flint markets experienced lower net revenues.

OPERATING EXPENSES. Operating expenses increased $8.9 million, or 3.2%, to $287.1 million for the nine months ended September 30, 2004 from $278.2 million for the nine months ended September 30, 2003. Operating expenses for the nine months ended September 30, 2004 include a non-cash charge of approximately $16.4 million primarily related to our settlement with our previous national representation firm in the third quarter of 2004. Under the terms of the settlement, our new national representation firm settled our obligations under the settlement agreement with the prior national representation firm and entered into a new long term contract with us. Excluding this non-cash charge, operating expenses for the nine months ended September 30, 2004 were $270.7 million compared to $278.2 million in the same period for 2003, a decrease of $7.5 million, or 2.7%. The decrease in operating expenses was primarily due to decreases in depreciation and amortization expense of $21.4 million and non-cash stock compensation expense of $4.7 million, offset by increases in cost of revenues and selling, general, and administrative expenses of $18.4 million, primarily due to radio stations acquired in 2003 and 2004.

Depreciation and amortization expense of $84.4 million for the nine months ended September 30, 2004 was $21.4 million, or 20.2%, lower than the $105.8 million for the nine months ended September 30, 2003. Amortization expense for the nine months ended September 30, 2004 and 2003 included approximately $64.9 million and $86.4 million, respectively, of expense related to our advertiser base asset. During the third quarter of 2004, we reevaluated the remaining useful life of our advertiser base asset. We revised the useful life, which will result in additional amortization expense of approximately $8.0 million in the second half of 2004. Amortization of the advertiser base asset should be substantially completed in the fourth quarter of 2004 and is estimated at $10.8 million.

OPERATING INCOME (LOSS). Operating income for the nine months ended September 30, 2004 was $14.6 million compared with an operating loss of $8.9 million in the corresponding 2003 period, resulting in an overall improvement of $23.5 million. The increase in operating income for the third quarter in 2004 was primarily due to higher net broadcasting revenue along with decreases in depreciation and amortization and corporate non-cash stock compensation, offset by the non-cash charge related to contract obligations and increases in cost of revenues and selling, general and administrative expenses.

INTEREST EXPENSE, NET. Net interest expense decreased $25.4 million to $13.4 million for the nine months ended September 30, 2004 from $38.8 million for the nine months ended September 30, 2003, a decrease of 65.5%. Net interest expense included amortization of deferred financing costs of approximately $1.5 million and $2.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The decrease in net interest expense was primarily due to a reduction in both average outstanding borrowings under our senior credit facility and lower interest rates for the nine moths ended September 30, 2004 as compared to the nine months ended September 30, 2003 and the repayment of $500.0 million of 6% subordinated notes on February 18, 2004, partially offset by the concurrent issuance of $330.0 million of 1.875% convertible notes. The $500.0 million of 6% subordinated notes were repaid with proceeds from the our concurrent offering of our common stock and the issuance of the convertible notes completed in February of 2004.

WRITE OFF OF DEFERRED FINANCING COSTS DUE TO EXTINGUISHMENT OF DEBT. For the nine months ended September 30, 2004, we wrote off $3.0 million of deferred financing costs due to our repayment of our previous senior credit facility and $10.6 million of deferred financing costs as a result of the repayment of $500.0 million in senior subordinated notes. For the nine months ended September 30, 2003, we wrote off $8.2 million of deferred financing costs as a result of the repayment of senior debt from proceeds of our initial public offering of its common stock on August 1, 2003.

INCOME TAX (BENEFIT) EXPENSE. Income tax benefit for the nine months ended September 30, 2004 was $73.2 million compared to income tax expense of $20.2 million for the nine months ended September 30, 2003. Income tax benefit for the nine months ended September 30, 2004 was primarily due to the reversal of our valuation allowance associated with our deferred tax assets, the most significant of which was our net operating loss carry-forward. We believe the net operating loss will be utilized within the carry-forward period. The income tax expense for the nine months ended September 30, 2003 was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of.

NET INCOME (LOSS). Net income for the nine months ended September 30, 2004 was $60.8 million, or $0.47 and $0.44 per basic and diluted share, as compared to a net loss of $76.0 million, or ($0.74) per basic and diluted share, for the same period in 2003. The increase in net income for the nine months ended September 30, 2004 over the prior year period was primarily due to the income tax benefit of $73.2 million and the reduction in depreciation and amortization expense of approximately $21.4 million.

NET LOSS PER SHARE. During the nine months ended September 30, 2004 and 2003, basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. During the nine months ended September 30, 2004, diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the nine months ended September 30, 2004 include additional shares due to outstanding stock options and approximately 10.7 million shares related to our convertible notes, as the computation of diluted shares assumes the notes are converted into shares as of the date the convertible notes were issued. For the nine months ended September 30, 2003, basic shares outstanding of approximately 102.1 million are equal to diluted shares outstanding as any increase in shares due to outstanding stock options would be anti-dilutive due to the net loss for the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations, undrawn commitments available under our senior credit facility and proceeds generated from the sale of our debt and equity securities.

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

OPERATING ACTIVITIES. Net cash provided by operating activities was $102.7 million for the nine months ended September 30, 2004 as compared to $65.2 million for the comparable nine-month period in 2003. The increase was primarily due to the increase in net broadcasting revenues of $32.4 million and the decrease in net interest expense of $25.4 million, offset by an increase in cost of revenues and selling, general and administrative expenses of $18.4 million.

INVESTING AND FINANCING ACTIVITIES. Net cash used in investing activities decreased to $154.7 million for the nine months ended September 30, 2004, as compared to $175.8 million for the nine months ended September 30, 2003. During 2004, approximately $164.5 million was used for acquisitions of radio stations and capital expenditures, which includes buildings, studio equipment, towers and transmitters, vehicles and other assets utilized in the operation of our stations, offset by proceeds from the sale of assets of $8.1 million, compared to $176.1 million for similar costs in the 2003 period.

Net cash provided by financing activities was $51.9 million for the nine months ended September 30, 2004, as compared to $120.6 million for the same period in 2003. For the nine months ended September 30, 2004, the net cash provided by financing activities included proceeds from the issuance of our common stock of $175.7 million, net of underwriting commissions and other stock issuance costs of approximately $7.3 million, and the concurrent sale of $330.0 million principal amount of convertible subordinated notes, before underwriting discount and other debt issuance costs of approximately $7.4 million. We used all of the net proceeds from these transactions to retire the $500.0 million of subordinated debentures. Additionally, during the first nine months of 2004, we increased our net borrowings under our senior debt by $115.9 million primarily to complete the acquisition of radio stations in Memphis, TN and Springfield, MA and repurchase shares of our common stock for an aggregate amount of approximately $59.6 million. In August 2004, we entered into a new senior credit facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we paid approximately $3.2 million in debt issuance costs. For the nine months ended September 30, 2003, the net cash provided by financing activities was primarily due to proceeds from the issuance of our common stock of $448.8 million, offset by total net repayments of senior debt of $324.9 million.

During the nine months ended September 30, 2004, we completed the acquisition of four radio stations in the Memphis, TN market and two radio stations in the Springfield, MA market for an aggregate cash purchase price of approximately $122.2 million. We funded these and other acquisitions through cash flows from operating activities and borrowings under our revolving credit facility.

Additionally, we completed our agreement to exchange five of our radio stations in the Bloomington, IL market for two stations in the Harrisburg/Lancaster, PA market and four stations in the Erie, PA market, plus a cash payment to us.

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, capital expenditures and acquisitions of additional radio stations. Our capital expenditures totaled $7.0 million during the nine months ended September 30, 2004, as compared to $4.7 million during the nine months ended September 30, 2003. For the fiscal year ending December 31, 2004, we estimate that capital expenditures necessary for our facilities will be approximately $10.0 million. We believe that cash flows from operating activities, together with availability under our revolving credit facility, should be sufficient for us to fund our current operations for at least the next 12 months.

On June 29, 2004, we announced that our board of directors had authorized us to spend up to $100.0 million to repurchase shares of our outstanding common stock. As of November 2, 2004, we had repurchased approximately 6.0 million shares of our common stock for an aggregate amount of approximately $82.8 million under this program. On November 3, 2004, we announced that our board of directors had authorized us to spend up to an additional $300.0 million to repurchase shares of our outstanding common stock.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions, stock repurchases, or any of our other contractual or commercial commitments, we intend to seek additional funding in the credit or capital markets and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

Senior Debt

In August 2004, we entered into a new senior credit facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous senior credit facility and wrote off approximately $3.0 million in deferred financing costs. As of September 30, 2004, our senior credit facility consisted of the following:

		Balance Outstanding
	Commitment	(as of September 30, 2004)
	(in thousands)
Revolving credit facility	$600,000	$284,000

Availability. The amount available under our senior credit facility at September 30, 2004 was $316.0 million in the form of revolving credit commitments. This excludes approximately $2.0 million in letters of credit outstanding as of September 30, 2004. Our ability to borrow under our senior credit facility is limited by our ability to comply with several financial covenants as well as a requirement that we make various representations and warranties at the time of borrowing.

Interest. At our election, interest on any outstanding principal accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5%, in each case, plus a spread that ranges from 0.00% to 0.375%, depending on our leverage ratio; or (b) the Eurodollar rate (grossed-up for reserve requirements) plus a spread that ranges from 0.625% to 1.375%, depending on our leverage ratio.

Maturity and Amortization. The revolving loans are due in full on January 15, 2010.

Security and Guarantees. Our operating subsidiary, Citadel Broadcasting Company, is the primary borrower under this senior credit facility. We have guaranteed the performance of Citadel Broadcasting Company under our senior credit facility. We have pledged to our lenders all of the equity interests in and intercompany notes issued by Citadel Broadcasting Company.

Non-Financial Covenants. Our senior credit facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments, loans, enter into derivative contracts, or change the nature of our business. At September 30, 2004, we were in compliance with all non-financial covenants under our senior credit facility.

Financial Covenants. Our senior credit facility contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At September 30, 2004, we were in compliance with all financial covenants under our senior credit facility.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable judgments. Actual results could differ from these estimates under different assumptions and conditions. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2003, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes on such policies or estimates other than for income taxes discussed below, since we filed our Annual Report on Form 10-K for the year ended December 31, 2003.

In the third quarter of 2004, we reversed our valuation allowance associated with our deferred tax assets, the most significant of which was our net operating loss carry-forward. We believe the net operating loss will be utilized within the carry-forward period. This determination is based on management’s estimates of future taxable income; to the extent that actual results differ materially from management’s estimates, a valuation allowance could be required.

Contractual and Commercial Commitments

Due to the completion of our secondary offering in February of 2004 (See “Liquidity and Capital Resources - Stock and Convertible Notes Offerings”), the contractual commitments under our senior debt and subordinated debt have been significantly reduced. In August 2004, we entered into a new senior credit facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous senior credit facility. As of September 30, 2004, we had $284.0 million outstanding under the revolving portion of our senior debt and $330.0 million outstanding under our convertible notes. The table below details the revised payments due under our senior debt and convertible subordinated notes. Interest payments related to the convertible subordinated notes and our senior credit facility have not been included in the contractual obligation table below.

		Less than
Contractual Obligation	Total	1 year	1 to 3 years	Beyond 3 Years
Senior debt and convertible subordinated notes	$614.0	$-	$-	$614.0

There have been no other significant changes in our contractual and commercial commitments as of September 30, 2004 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

In connection with the acquisition of a radio station in Salt Lake City, we agreed to guarantee up to $10.0 million of the seller’s other financing through May of 2005.

We have no other material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our credit agreement, which bears interest based on variable rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $284.0 million of variable rate debt that was outstanding as of September 30, 2004. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $2.8 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of September 30, 2004.

We believe our receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which we operate.

ITEM 4. CONTROLS AND PROCEDURES

Prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Our disclosure controls and procedures are designed to timely alert senior management of material information and to provide a reasonable level of assurance of reaching our desired disclosure objective. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal actions and claims that arose in the ordinary course of our business. Management believes that such litigation and claims will be resolved without a material effect on our financial position and results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 29, 2004, our Board of Directors authorized us to spend up to $100.0 million to repurchase shares of our outstanding common stock and on November 3, 2004, our Board of Directors authorized us to spend up to an additional $300.0 million to repurchase shares of our outstanding common stock. We expect such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, subject to market conditions. No assurance can be given as to the time period over which the shares will be repurchased or as to whether and to what extent the share repurchase will be consummated. The table below summarizes stock repurchase information for the quarter ended September 30, 2004.

REGISTRANT PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2004 through July 31, 2004	1,029,300	$13.86	1,029,300	$85,737,323
August 1, 2004 through August 31, 2004	1,460,500	14.55	1,460,500	64,484,130
September 1, 2004 through September 30, 2004	2,083,500	13.20	2,083,500	36,991,135
Total	4,573,300	$13.87	4,573,300

Notes:
1) We announced the stock repurchase plan on June 29, 2004 and on November 3, 2004 announced an increase to the stock repurchase plan.
2) The Board of Directors has approved up to $400 million to repurchase shares of its outstanding common stock.
3) No assurance can be given as to the time period over which the shares will be repurchased or as to whether and to what extent the share repurchase will be consummated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description
10.1
Credit Agreement, dated as of August 17, 2004, among Citadel Broadcasting Company, the Registrant, certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Wachovia Bank, National Association, as Syndication Agents, and Suntrust Bank and Harris Nesbitt Financing, Inc. (d/b/a Harris Nesbitt), as Documentation Agent.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K (Item 12) dated August 5, 2004 for the purpose of furnishing its earnings release dated August 5, 2004 regarding its financial results for the second quarter of 2004.

The Company filed a Current Report on Form 8-K (Items 1.01, 5.02, and 9.01) dated September 30, 2004 for the purpose of announcing an additional member to the Board of Directors and the Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: November 10, 2004	By:	/s/ FARID SULEMAN

Farid Suleman
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2004	By:	/s/ RANDY L. TAYLOR

Randy L. Taylor
Vice President - Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
Credit Agreement, dated as of August 17, 2004, among Citadel Broadcasting Company, the Registrant, certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Wachovia Bank, National Association, as Syndication Agents, and Suntrust Bank and Harris Nesbitt Financing, Inc. (d/b/a Harris Nesbitt), as Documentation Agent.

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

