Form 10-K
period 2004-12-31
CITADEL BROADCASTING CORP
filed 2005-03-14
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(702) 804-5200

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2004 was $807.7 million.

As of February 28, 2005, there were 122,780,519 shares of common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Report to Shareholders and the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III.

Citadel Broadcasting Corporation

Form 10-K

December 31, 2004

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Citadel,” “we,” “us,” “our” and similar terms refer to Citadel Broadcasting Corporation and its consolidated subsidiaries, which would include any variable interest entities that are required to be consolidated by the primary beneficiary under the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended.

i

Forward-looking statements, including certain pro forma information, are presented for illustrative purposes only and reflect our current expectations concerning future results and events. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

You can identify these forward-looking statements by our use of words such as “anticipates,” believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

The pro forma information reflects adjustments and is presented for comparative purposes only and does not purport to be indicative of what has occurred or of future operating results or financial position. These risks, uncertainties and factors include, but are not limited to the factors described in Item 1. “Business” under the heading “Risk Factors.”

You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revision(s) to these statements to reflect events, whether anticipated, or circumstances after the date of this report.

ii

PART I

ITEM 1. BUSINESS

Citadel is the fifth largest radio broadcasting company in the United States based on net broadcasting revenue. As of February 28, 2005, we owned and operated 155 FM and 58 AM radio stations in 47 markets located in 24 states across the country. We have a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. We rank first or second in audience share in 31 of our 45 rated markets. Our top 25 markets accounted for approximately 78% of our 2004 revenue.

On August 6, 2003, we completed an initial public offering of 25.3 million shares of our common stock at $19.00 per share, resulting in net proceeds to us of approximately $448.0 million. We used substantially all of the net proceeds from the offering to repay amounts outstanding under our then-existing credit facility.

On February 18, 2004, we completed a public offering of 29,630,000 shares of our common stock, including 9,630,000 primary shares sold by us and 20,000,000 shares sold by certain of our shareholders, at $19.00 per share. On the same date, we completed a private placement of $330.0 million of convertible notes due 2011. We used the approximately $500.0 million of net proceeds we received from these two offerings to redeem all of our outstanding 6% subordinated debentures.

On June 29, 2004, our board of directors authorized us to repurchase up to $100.0 million of our outstanding common stock, and on November 3, 2004, our board of directors authorized us to spend up to an additional $300.0 million to repurchase shares of our outstanding common stock. As of December 31, 2004, we had repurchased 7,650,250 shares of common stock for an aggregate amount of approximately $108.2 million under this program. As of December 31, 2004, net of shares held in treasury, we had 124,869,719 shares of common stock outstanding. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” for more information).

Our Station Portfolio

The table below summarizes the markets in which we owned and operated radio stations as of February 28, 2005.

	Market Revenue Rank	Number of Owned and Operated Commercial Stations in the Market		Number of Our Stations(1)(2)		Number of Station Owners in the Market	Our Station Group Audience Share		Our Station Group Revenue Rank(4)
		FM	AM	FM	AM		Share	Rank(3)
Salt Lake City, UT	34	27	21	5	3	19	16.5	3	2
Nashville, TN	38	22	25	2	-	30	12.0	4	4
New Orleans, LA	40	19	17	5	-	19	15.4	3	3
Buffalo, NY	42	13	13	3	2	12	21.4	3	3
Memphis, TN	45	20	20	4	-	14	18.1	2	2
Providence, RI	49	14	15	4	2	16	21.5	2	2
Birmingham, AL	50	18	21	3	2	20	18.8	3	2
Oklahoma City, OK	54	18	13	5	2	13	23.7	1	3
Grand Rapids, MI	58	15	13	3	1	11	12.9	3	3
Tucson, AZ	62	15	14	3	2	12	19.7	2	3
Albuquerque, NM	63	23	15	5	3	14	30.3	1	1
Knoxville, TN	66	16	21	4	1	19	32.6	1	1
Harrisburg/Carlisle/York, PA	68	12	11	3	1	12	9.8	3	3
Syracuse, NY	69	18	12	3	1	7	19.0	2	2
Little Rock, AR	71	21	14	7	3	17	36.7	1	1
Baton Rouge, LA	73	13	8	4	2	7	31.4	1	2

	Market Revenue Rank	Number of Owned and Operated Commercial Stations in the Market		Number of Our Stations(1)(2)		Number of Station Owners in the Market	Our Station Group Audience Share		Our Station Group Revenue Rank(4)
		FM	AM	FM	AM		Share	Rank(3)
Columbia, SC	75	15	9	3	1	9	18.4	3	3
Colorado Springs, CO	76	14	8	3	2	11	20.5	2	1
Allentown/Bethlehem, PA	78	6	10	2	-	8	19.4	2	2
Des Moines, IA	79	14	9	4	1	7	28.7	2	3
Wilkes-Barre/Scranton, PA	80	21	18	5	1	13	22.7	2	2
Charleston, SC	82	19	10	5	2	10	27.3	1	1
Reno, NV	85	17	11	3	1	12	16.8	3	1
Chattanooga, TN	86	14	14	3	1	15	19.5	2	2
Lansing/East Lansing, MI	89	10	7	4	2	7	38.6	1	1
Boise, ID	93	18	9	4	2	8	30.6	1	1
Spokane, WA	95	18	10	4	3	9	23.4	3	2
Saginaw/Bay City, MI	97	14	5	5	-	8	26.2	2	1
Springfield, MA	98	9	10	1	1	8	9.3	3	3
Modesto, CA	104	13	6	5	1	8	26.1	1	1
Johnson City/Kingsport/Bristol, TN	112	13	22	2	3	18	21.5	2	2
Lafayette, LA	112	18	11	4	1	11	31.6	1	2
Portland, ME	114	16	8	6	-	6	27.0	1	2
Flint, MI	119	9	8	1	1	8	8.3	3	3
Portsmouth/Dover/Rochester, NH	122	10	6	4	-	7	11.1	2	2
Worcester, MA	144	4	7	3	-	7	15.5	1	2
Lancaster, PA	153	4	4	1	1	6	9.7	1	1
Binghamton, NY	164	11	5	3	2	7	37.5	1	1
Erie, PA	172	8	6	3	1	6	33.4	2	2
New London, CT	183	8	2	3	1	3	15.4	3	1
Stockton, CA	191	5	4	2	-	5	13.5	1	1
Muncie-Marion, IN	232	6	4	1	1	4	14.4	2	3
New Bedford, MA	257	2	4	1	1	4	12.1	1	1
Augusta/Waterville, ME	265	7	5	2	2	4	16.3	2	2
Ithaca, NY	273	4	3	1	1	4	7.8	3	2
Other(5)	N/A	N/A	N/A	4	-	N/A	N/R	N/R	N/A

Total				155	58

N/R Not rated.

N/A Information not available.

(1)	The market assignments on this table reflect the way we cluster our regional station groups for accounting and operational purposes and do not necessarily mean that the station is located in the market as defined by Arbitron or the FCC. Compliance with the FCC’s local radio ownership limits is measured by reference to the number of stations a company holds in a particular market as that market is defined by the FCC. For a discussion of the impact of the new FCC rules on us and our station clusters, see “Federal Regulation of Radio Broadcasting—Multiple Ownership Rules” and “Federal Regulation of Radio Broadcasting—Time Brokerage”.

(2)

In addition to the stations listed in this table, we entered into an option agreement on November 5, 2002 to acquire one FM station serving the Oklahoma City, OK market and are currently operating this station under a local marketing agreement. On July 2, 2003, we entered into a local marketing agreement related to a radio station in Knoxville, TN. On December 1, 2004, we entered into local marketing agreements to operate four stations in the Muskegon, MI market pending the completion of our acquisition of those stations. On January 19, 2005, we entered into a local marketing agreement to operate one station in the Birmingham, AL market and six stations in the Tuscaloosa, AL market commencing March 1, 2005 pending the completion of our acquisition of those stations. Some of our local marketing agreements and joint sales agreements do not comply with the FCC’s new ownership limits. We will be required to terminate these agreements or otherwise come into compliance with the FCC’s ownership rules no later than two years after the FCC’s new rules become effective. We do not believe that termination of these agreements or our actions to come into compliance with the new rules with respect to these agreements will have a material impact on our business or our results of operations.

(3)	The Station Group Audience Share Rank is the ranking of our station group among all station groups within the demographic of people ages 25-54, listening Monday through Sunday, 6 a.m. to 12 midnight based upon the total station group’s audience share in that market.

(4)	The Station Group Revenue Rank is the ranking, by station group market revenue, of our station group among all station groups in that market.

(5)	Includes radio stations in our Kokomo, IN and Presque Isle, ME markets, which are not rated by Arbitron.

Market and Industry Data

We based or derived the station and market data we present in this Form 10-K from third-party sources. Unless otherwise indicated:

•	we derived all audience share data and audience ranking information from surveys of people ages 25-54, listening Monday through Sunday, 6 a.m. to 12 midnight, pertaining to each market, based on the Fall 2004 Market Report published by The Arbitron Ratings Company; and

•	we derived our station group revenue ranking information for the full year 2003, our 2003 market revenue rank, the number of owned and operated stations in the market and the number of station groups in the market from BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro as of January 3, 2005.

While we believe these industry publications are reliable, we have not independently verified them.

Operating Strategy

Operate and Develop Leading Station Clusters.    We believe that it is important to own multiple stations in each of the markets in which we operate in order to maximize our ability to achieve leadership positions, increase operating efficiencies and compete more effectively with other forms of local media. We rank first or second in audience share in 31 of our 45 rated markets. Our stations cover a wide range of programming formats, geographic regions, audience demographics and advertising clients.

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

Build Geographic, Format and Customer Diversity.    We seek to diversify our portfolio of radio stations in many respects. Our stations are located in markets throughout the country and serve diverse target demographics through a broad range of programming formats such as rock, country, adult contemporary, oldies, urban and sports/news/talk. This diversity reduces our dependence on any particular local economy, market, station, format, on-air personality or advertiser. Similarly, we seek to develop a broad base of local and regional advertisers. During the year ended December 31, 2004, we generated approximately 85% of our net broadcasting revenue from local and regional advertising and approximately 15% from the sale of national advertising. No single advertiser accounted for more than 10% of our net broadcasting revenue.

Apply Improved Sales and Marketing to Capture Greater Share of Advertising Revenues.    The development of a high-quality local sales organization in each of our markets is critical to our success. We rank first or second in revenue market share in 33 of our 45 ranked markets. In each market, we assess our station portfolio, the local market environment and the strength of our sales personnel to determine whether to pursue a “cluster sale” strategy or to create a separate sales force for each station. We place significant emphasis on recruiting quality sales people, setting clear financial and sales goals and rewarding achievement of those goals with generous commissions and bonus compensation. We also target regional sales, which we define as sales in regions surrounding our markets to companies that advertise in our markets, through our local sales force. We reach national advertisers in partnership with a national representative firm, offering advertising time on individual stations or across our overall network of stations.

Participate in Local Communities.    As a local sales and advertising medium, we place significant emphasis on serving the local community. We believe our active involvement reinforces our position in the local communities and significantly improves the marketability of our radio broadcast time to advertisers who are targeting these communities.

Optimize Technical Capabilities.    We believe that a strong signal is an important component of a station’s success. We seek to operate stations with the strongest signals in their respective markets and view signal strength as an important consideration in any acquisitions we make.

Acquisition Strategy

Our current acquisition strategy focuses on identifying and acquiring radio stations that would expand our station clusters in existing and contiguous markets, as well as provide us entry into new markets that generally rank in the top 100 based on total market revenue. We seek to implement effective operating strategies and apply our infrastructure across all existing and acquired stations to improve the operating income excluding non-cash expenses of acquired stations compared to their performance under prior ownership. We also seek to gradually dispose of non-core radio stations that do not complement our overall strategy. In analyzing acquisition opportunities, we consider the following criteria:

•	our ability to improve the operating performance of the stations;

•	our ability to acquire a new or improve an existing cluster of stations towards achieving a higher share of revenue in the market;

•	the number and quality of competing commercial radio signals, as well as the number and nature of competitors, in the market;

•	the power and quality of the stations’ broadcasting signals; and

•	the general economic conditions in the market.

We believe our acquisition strategy affords a number of benefits, including:

•	the development of a broad, geographically diversified footprint that allows us to deliver advertising on a local, regional and national basis, to create revenue diversity;

•	improved margins through the improvement of operations of acquired stations, the consolidation of facilities and the elimination of redundant expenses;

•	enhanced revenues by offering advertisers a broad range of advertising packages, by clustering our stations; and

•	enhanced appeal to more skilled industry management talent as we achieve market-leading positions and national scale.

All of our acquisitions have been accounted for using the purchase method of accounting. As such, the results of operations of the acquired stations have been included in our results of operations from the date of acquisition. (For acquisitions during 2002, 2003 and 2004, see Note 3 in the notes to the consolidated financial statements in Part II of this report.)

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

Our radio stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach those listeners. From time to time, competitors may change their stations’ format or programming to compete directly with our stations for audiences and advertisers, or may engage in aggressive promotional campaigns, which could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Audience preferences as to format or programming in a particular market may also shift due to demographic or other reasons.

Factors that are material to a radio station’s competitive position include management experience, the station’s audience rank in its local market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. We attempt to improve our competitive position in each market by researching stations’ programming, implementing advertising and promotional campaigns aimed at the demographic groups for which our stations program and managing our sales efforts to attract a larger share of advertising revenue. We also compete with other radio station groups to purchase additional stations.

Although the radio broadcasting industry is highly competitive, barriers to entry do exist (which can be mitigated to some extent by, among other things, changing existing radio station formats and upgrading power). The operation of a radio station requires a license or other authorization from the FCC (Federal Communications Commission), and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market. In addition, the FCC’s multiple ownership rules have historically limited the number of stations that may be owned or controlled by a single entity in a given market. Changes in the FCC’s multiple ownership rules resulting from the Telecommunications Act of 1996 created opportunities for us to acquire and consolidate radio stations in our markets. On June 2, 2003, the FCC concluded an omnibus rulemaking proceeding in which it examined all broadcast ownership rules, including the local radio ownership rule, the broadcast-newspaper ownership rule, the radio-television cross-ownership rule, the local television ownership rule, the national television ownership rule and the dual network rule. The FCC adopted new rules that significantly change how the FCC reviews radio station transactions. Although the FCC made no change to the local radio ownership limits themselves (i.e., in a market with 45 or more radio stations, a company may own eight stations in a single market, but no more than five in the same service, AM or FM), the FCC changed how it defines and counts the number of stations in a “market.” The rule change has the effect in some instances of both (i) decreasing the number of radio stations deemed to be in the market overall, thereby lowering the applicable ownership tier, and (ii) increasing the number of radio stations that we are deemed to own in the market. Under the new rule, our existing station portfolio will exceed the applicable ownership limit in nine markets. Existing ownership combinations, however, are “grandfathered,” meaning the FCC will not require us to divest stations that we currently own in order to come into compliance with the new rules. The new rule also affects our ability to expand our ownership in certain markets. We may be required to divest one station or obtain a waiver in order to obtain FCC approval to consummate a pending transaction in one market. We do not believe this divestiture, if required, would be material to our business or acquisition strategy.

The new rules were to become effective on September 4, 2003, but were stayed by the U.S. Court of Appeals for the Third Circuit on September 3, 2003 pending the outcome of appeals filed by several entities. A number of parties also filed requests with the FCC seeking reconsideration of certain aspects of the new rules. On

September 3, 2004, the Third Circuit issued an Order granting in part a request filed by the FCC to partially lift the court’s stay. The Order permitted the new local radio ownership rules adopted June 2, 2003 to go into effect. There was significant congressional opposition to the new rules, and bills were introduced in the last session of Congress to modify or repeal the FCC’s action, including a requirement that companies divest stations to come into compliance with the revised rules. We cannot assess in advance what impact such court and administrative proceedings and legislation might have on our business or what other matters might be considered in the future by the FCC or Congress. For a discussion of FCC regulation and the provisions of the Telecommunications Act of 1996 resulting in rapid consolidation in the radio industry, see “Federal Regulation of Radio Broadcasting”.

The radio broadcasting industry is also subject to technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies have been or are being developed, including the following:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless) and other digital audio broadcast formats;

•	satellite digital audio radio service, which now has two subscriber-based satellite radio services with numerous channels and sound quality equivalent to that of compact discs;

•	In-Band On-Channel™ digital radio, which could improve the quality of existing AM and FM radio signals, including stations owned by us; and

•	low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve small, localized areas.

The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, including the introduction of new technologies used in the car such as audio cassettes, compact discs and cellular telephones. A growing population, greater use of the automobile and increased commuter times have contributed to this growth. Some of the new technologies, particularly satellite digital audio radio service, will compete for the consumer’s attention in the car. We cannot assure you that this historical growth will continue.

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

The minimum and maximum facilities requirements for an FM station are determined by its class. Some FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as Class A, B1, C3, B, C2, C1, C0 and C, in order of increasing power and antenna height. The FCC recently adopted a rule that subjects Class C FM stations to involuntary downgrades to Class C0 in various circumstances if they do not meet certain antenna height specifications. Three of our stations have recently been downgraded, and a few proceedings are pending that could result in downgrades but the downgrades have no effect on the stations’ existing signals. We have several applications currently pending to upgrade the facilities of various of our stations.

The following table sets forth the metropolitan market served (the city of license may differ), call letters, FCC license classification, frequency, power and FCC license expiration date of each of the stations that we own. Our wholly owned subsidiary, Citadel Broadcasting Company, holds our licenses. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station’s coverage during the nighttime hours of operation. Both power ratings are shown if different. For FM stations, the maximum effective radiated power (ERP) in the main lobe is given. The market assignments on this table reflect our regional station groups for accounting and operational purposes and do not necessarily reflect assignment of a station to the relevant market as defined by Arbitron.

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
Albuquerque, NM	KBZU(FM)	C	1260	17.5	96.3 MHz	10/1/2005
	KKOB(AM)	B	N/A	50	770 kHz	10/1/2005
	KKOB - FM	C	1265	20	93.3 MHz	10/1/2005
	KMGA(FM)	C	1259	19.5	99.5 MHz	10/1/2005
	KNML(AM)	B	N/A	5	610 kHz	10/1/2005
	KRST(FM)	C	1268	22	92.3 MHz	10/1/2005
	KTBL(AM)	B	N/A	1.0	1050 kHz	10/1/2005
	KDRF(FM)	C	1293	20	103.3 MHz	10/1/2005

Allentown/Bethlehem, PA	WCTO(FM)	B	152	50	96.1 MHz	8/1/2006
	WLEV(FM)	B	327	11	100.7 MHz	8/1/2006

Augusta/Waterville, ME	WEBB(FM)	C1	93	61	98.5 MHz	4/1/2006
	WJZN(AM)	C	N/A	1	1400 kHz	4/1/2006
	WMME - FM	B	152	50	92.3 MHz	4/1/2006
	WTVL(AM)	C	N/A	1	1490 kHz	4/1/2006

Baton Rouge, LA	KOOJ(FM)	C1	296	100	93.7 MHz	6/1/2012
	KQXL - FM	C2	148	50	106.5 MHz	6/1/2012
	WBBE(FM)	C	306	100	103.3 MHz	6/1/2004
	WEMX(FM)	C1	299	100	94.1 MHz	6/1/2012
	WIBR(AM)	B	N/A	5.0/1.0	1300 kHz	6/1/2012
	WXOK(AM)	B	N/A	5.0/1.0	1460 kHz	6/1/2004

Binghamton, NY	WAAL(FM)	B	291	8.7	99.1 MHz	6/1/2006
	WHWK(FM)	B	395	6.7	98.1 MHz	6/1/2006
	WNBF(AM)	B	N/A	9.3/5.0	1290 kHz	6/1/2006
	WWYL(FM)	A	254	0.93	104.1 MHz	6/1/2006
	WYOS(AM)	B	N/A	5/0.5	1360 kHz	6/1/2006

Birmingham, AL	WAPI(AM)	B	N/A	50.0/5.0	1070 kHz	4/1/2012
	WJOX(AM)	B	N/A	50.0/0.50	690 kHz	4/1/2012
	WRAX(FM)	C	377	100	107.7 MHz	4/1/2012
	WYSF(FM)	C	309	100	94.5 MHz	4/1/2012
	WZRR(FM)	C	309	100	99.5 MHz	4/1/2012

Boise, ID	KBOI(AM)	B	N/A	50	670 kHz	10/1/2005
	KIZN(FM)	C	828	48	92.3 MHz	10/1/2005
	KKGL(FM)	C	828	48	96.9 MHz	10/1/2005
	KQFC(FM)	C	828	48	97.9 MHz	10/1/2005
	KZMG(FM)	C	828	48	93.1 MHz	10/1/2005
	KTIK(AM)	B	N/A	5.0/0.60	1350 kHz	10/1/2005

Buffalo, NY	WEDG(FM)	B	106	49	103.3 MHz	6/1/2006
	WGRF(FM)	B	217	24	96.9 MHz	6/1/2006
	WHLD(AM)	B	N/A	5.0/1.0	1270 kHz	6/1/2006
	WHTT - FM	B	68	50	104.1 MHz	6/1/2006
	WMNY(AM)	D	N/A	1	1120 kHz	6/1/2006

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
Charleston, SC	WMGL(FM)	C3	131	5.3	101.7 MHz	12/1/2011
	WNKT(FM)	C	300	100	107.5 MHz	12/1/2011
	WSSX - FM	C0	305	100	95.1 MHz	12/1/2011
	WSUY(FM)	C	539	99	96.9 MHz	12/1/2011
	WTMA(AM)	B	N/A	5.0/1.0	1250 kHz	12/1/2003
	WWWZ(FM)	C2	150	50	93.3 MHz	12/1/2003
	WXTC(AM)	B	N/A	5	1390 kHz	12/1/2011

Chattanooga, TN	WGOW(AM)	B	N/A	5.0/1.0	1150 kHz	8/1/2012
	WGOW - FM	A	87	6	102.3 MHz	8/1/2012
	WOGT(FM)	C3	295	2.85	107.9 MHz	8/1/2012
	WSKZ(FM)	C	329	100	106.5 MHz	8/1/2012

Colorado Springs, CO	KKFM(FM)	C	698	71	98.1 MHz	4/1/2005
	KKMG(FM)	C	695	57	98.9 MHz	4/1/2005
	KSPZ(FM)	C	670	60	92.9 MHz	4/1/2005
	KKML(AM)	B	N/A	5/1	1300 kHz	4/1/2005
	KVOR(AM)	B	N/A	3.3/1.5	740 kHz	4/1/2005

Columbia, SC	WISW(AM)	B	N/A	5.0/2.5	1320 kHz	12/1/2003
	WLXC(FM)	A	100	6	98.5 MHz	12/1/2003
	WOMG(FM)	A	94	6	103.1 MHz	12/1/2011
	WTCB(FM)	C1	240	100	106.7 MHz	12/1/2011

Des Moines, IA	KBGG(AM)	B	N/A	10.0/1.0	1700 kHz	2/1/2005
	KHKI(FM)	C1	137	115	97.3 MHz	2/1/2005
	KGGO(FM)	C	325	100	94.9 MHz	2/1/2005
	KJJY(FM)	C2	165	41	92.5 MHz	2/1/2013
	KWQW(FM)	C2	165	41	98.3 MHz	2/1/2005

Erie, PA	WXKC(FM)	B	150	50	99.9 MHz	8/1/2006
	WXTA(FM)	B1	154	10	97.9 MHz	8/1/2006
	WRIE(AM)	B	N/A	5	1260 kHz	8/1/2006
	WQHZ(FM)	A	187	1.7	102.3 MHz	8/1/2006

Flint, MI	WFBE(FM)	B	74	50	95.1 MHz	10/1/2012
	WTRX(AM)	B	N/A	5.0/1.0	1330 kHz	10/1/2012

Grand Rapids, MI	WBBL(AM)	C	N/A	1	1340 kHz	10/1/2012
	WTNR(FM)	B	152	50	94.5 MHz	10/1/2004
	WLAV - FM	B	149	50	96.9 MHz	10/1/2012
	WKLQ(FM)	B	150	50	107.3 MHz	10/1/2012

Harrisburg/Carlisle/York, PA	WCPP(FM)	B	283	14	106.7 MHz	8/1/2006
	WQXA(AM)	D	N/A	1/0.033	1250 kHz	8/1/2006
	WQXA - FM	B	215	25	105.7 MHz	8/1/2006
	WCAT - FM	A	100	3	102.3 MHz	8/1/2006

Ithaca, NY	WIII(FM)	B	223	23.5	99.9 MHz	6/1/2006
	WKRT(AM)	B	N/A	1.0/0.50	920 kHz	6/1/2006

Johnson City/Kingsport/Bristol, TN	WGOC(AM)	B	N/A	10.0/0.81	640 kHz	8/1/2012
	WJCW(AM)	B	N/A	5.0/1.0	910 kHz	8/1/2004
	WKIN(AM)	B	N/A	5.0/0.50	1320 kHz	8/1/2004
	WKOS(FM)	A	150	2.75	104.9 MHz	8/1/2012
	WQUT(FM)	C	457	99	101.5 MHz	8/1/2012

Knoxville, TN	WIVK - FM	C	626	91	107.7 MHz	8/1/2004
	WNOX(AM)	B	N/A	10	990 kHz	8/1/2012

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
	WNOX - FM	A	100	6	99.1 MHz	8/1/2004
	WYIL - FM	C3	174	8	98.7 MHz	8/1/2004
	WNRX(FM)	A	199	0.94	99.3 MHz	8/1/2012

Kokomo, IN	WWKI(FM)	B	143	50	100.5 MHz	8/1/2012

Lafayette, LA	KNEK(AM)	D	N/A	0.25	1190 kHz	6/1/2012
	KNEK - FM	C3	100	25	104.7 MHz	6/1/2012
	KRRQ(FM)	C2	135	50	95.5 MHz	6/1/2012
	KSMB(FM)	C	329	100	94.5 MHz	6/1/2012
	KXKC(FM)	C0	300	100	99.1 MHz	6/1/2012

Lancaster, PA	WIOV - FM	B	214	25	105.1 MHz	8/1/2006
	WIOV(AM)	C	N/A	1	1240 kHz	8/1/2006

Lansing/East Lansing, MI	WFMK (FM)	B	183	28	99.1 MHz	10/1/2012
	WITL - FM	B	196	26.5	100.7 MHz	10/1/2012
	WJIM(AM)	C	N/A	0.89	1240 kHz	10/1/2012
	WJIM - FM	B	156	45	97.5 MHz	10/1/2012
	WMMQ(FM)	B	150	50	94.9 MHz	10/1/2012
	WVFN(AM)	D	N/A	0.50/0.05	730 kHz	10/1/2012

Little Rock, AR	KAAY(AM)	A	N/A	50	1090 kHz	6/1/2012
	KARN(AM)	B	N/A	5	920 kHz	6/1/2012
	KVLO(FM)	A	100	3	102.5 MHz	6/1/2012
	KIPR(FM)	C1	286	100	92.3 MHz	6/1/2012
	KPZK - FM	A	100	6	101.7 MHz	6/1/2012
	KLAL(FM)	C2	95	50	107.7 MHz	6/1/2012
	KPZK(AM)	B	N/A	2.0/1.2	1250 kHz	6/1/2012
	KOKY(FM)	A	118	4.1	102.1 MHz	6/1/2004
	KURB(FM)	C	392	99	98.5 MHz	6/1/2012
	KARN - FM	C2	150	50	102.9 MHz	6/1/2012

Memphis, TN	WRBO(FM)	C1	179	100	103.5 MHz	6/1/2012
	WGKX(FM)	C	303	100	105.9 MHz	8/1/2012
	WSRR - FM	C1	265	100	98.1 MHz	8/1/2012
	WMPW(FM)	C1	346	40	98.9 MHz	8/1/2004

Modesto, CA	KATM(FM)	B	152	50	103.3 MHz	12/1/2005
	KDJK(FM)	A	624	0.071	103.9 MHz	12/1/2005
	KESP(AM)	B	N/A	1	970 kHz	12/1/2005
	KHKK(FM)	B	152	50	104.1 MHz	12/1/2005
	KHOP(FM)	B	193	29.5	95.1 MHz	12/1/2005
	KWNN(FM)	A	119	2	98.3 MHz	12/1/2005

Muncie/Marion, IN	WMDH(AM)	B	N/A	0.25	1550 kHz	8/1/2012
	WMDH - FM	B	152	50	102.5 MHz	8/1/2012

Nashville, TN	WGFX(FM)	C1	368	58	104.5 MHz	8/1/2004
	WKDF(FM)	C0	376	100	103.3 MHz	8/1/2012

New Bedford, MA	WBSM(AM)	B	N/A	5.0/1.0	1420 kHz	4/1/2006
	WFHN(FM)	A	105	5.4	107.1 MHz	4/1/2006

New London, CT	WQGN - FM	A	84	3	105.5 MHz	4/1/2006
	WSUB(AM)	D	N/A	1.0/0.072	980 kHz	4/1/2006
	WXLM(FM)	A	100	3	102.3 MHz	4/1/2006
	WMOS(FM)	A	96	6	104.7 MHz	6/1/2006

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
New Orleans, LA	KMEZ(FM)	C3	184	4.7	102.9 MHz	6/1/2012
	KKND(FM)	C1	299	98	106.7 MHz	6/1/2012
	WPRF(FM)	C3	134	14	94.9 MHz	6/1/2012
	WOPR(FM)	A	106	5.3	94.7 MHz	6/1/2012
	WDVW(FM)	C	593	100	92.3 MHz	6/1/2012

Oklahoma City, OK	KATT - FM	C	363	97	100.5 MHz	6/1/2005
	KKWD(FM)	A	96	6	97.9 MHz	6/1/2005
	WWLS - FM	A	100	6	104.9 MHz	6/1/2005
	KYIS(FM)	C	335	100	98.9 MHz	6/1/2005
	WWLS(AM)	B	N/A	5.0/1.0	640 kHz	6/1/2005
	KINB(FM)	A	254	0.93	105.3 MHz	6/1/2005
	WKY(AM)	B	N/A	5.0/5.0	930 kHz	6/1/2005

Portland, ME	WBLM(FM)	C	435	100	102.9 MHz	4/1/2006
	WCLZ(FM)	B	122	48	98.9 MHz	4/1/2006
	WCYI(FM)	B	193	27.5	93.9 MHz	4/1/2006
	WCYY(FM)	B1	147	11.5	94.3 MHz	4/1/2006
	WHOM(FM)	C	1141	48	94.9 MHz	4/1/2006
	WJBQ(FM)	B	271	16	97.9 MHz	4/1/2006

Portsmouth/Dover/Rochester, NH	WOKQ(FM)	B	150	50	97.5 MHz	4/1/2006
	WPKQ(FM)	C	1181	21.5	103.7 MHz	4/1/2006
	WSAK(FM)	A	100	3	102.1 MHz	4/1/2006
	WSHK(FM)	A	113	2.2	105.3 MHz	4/1/2006

Presque Isle, ME	WBPW(FM)	C1	131	100	96.9 MHz	4/1/2006
	WOZI(FM)	C2	368	7.9	101.9 MHz	4/1/2006
	WQHR(FM)	C	390	95	96.1 MHz	4/1/2006

Providence, RI	WPRO(AM)	B	N/A	5	630 kHz	4/1/2006
	WPRO - FM	B	168	39	92.3 MHz	4/1/2006
	WSKO(AM)	B	N/A	5	790 kHz	4/1/2006
	WSKO - FM	A	163	2.3	99.7 MHz	4/1/2006
	WWLI(FM)	B	152	50	105.1 MHz	4/1/2006
	WWKX(FM)	A	158	1.15	106.3 MHz	4/1/2006

Reno, NV	KBUL - FM	C	699	72	98.1 MHz	10/1/2005
	KKOH(AM)	B	N/A	50	780 kHz	10/1/2005
	KNEV(FM)	C	695	60	95.5 MHz	10/1/2005
	KWYL(FM)	C	892	39	102.9 MHz	12/1/2005

Saginaw/Bay City, MI	WHNN(FM)	C	311	100	96.1 MHz	10/1/2012
	WILZ(FM)	A	126	2.9	104.5 MHz	10/1/2004
	WIOG(FM)	B	244	86	102.5 MHz	10/1/2012
	WKQZ(FM)	C2	169	39.2	93.3 MHz	10/1/2012
	WYLZ(FM)	A	151	2.6	100.9 MHz	10/1/2004

Salt Lake City, UT	KKAT(AM)	D	N/A	10.0/0.196	860 kHz	10/1/2005
	KBEE(FM)	C	894	40	98.7 MHz	10/1/2005
	KBER(FM)	C	1140	25	101.1 MHz	10/1/2005
	KPQP(FM)	C	1140	26	101.9 MHz	10/1/2005
	KENZ(FM)	C	869	43	107.5 MHz	10/1/2005
	KFNZ(AM)	B	N/A	5	1320 kHz	10/1/2005
	KJQS(AM)	C	N/A	1	1230 kHz	10/1/2005
	KUBL - FM	C	1140	25	93.3 MHz	10/1/2005

Spokane, WA	KZBD(FM)	C	582	100	105.7 MHz	2/1/2006

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
	KEYF(AM)	B	N/A	5/.26	1050 kHz	2/1/2006
	KDRK - FM	C	739	60	93.7 MHz	2/1/2006
	KEYF - FM	C	490	100	101.1 MHz	2/1/2006
	KGA(AM)	A	N/A	50	1510 kHz	2/1/2006
	KJRB(AM)	B	N/A	5/3.8	790 kHz	2/1/2006
	KBBD(FM)	C1	432	39	103.9 MHz	2/1/2006

Springfield, MA	WMAS(AM)	C	N/A	1	1450 kHz	4/1/2006
	WMAS - FM	B	59	50	94.7 MHz	4/1/2006

Stockton, CA	KJOY (FM)	A	110	4.8	99.3 MHz	12/1/2005
	KWIN (FM)	A	91	3	97.7 MHz	12/1/2005

Syracuse, NY	WAQX - FM	B1	91	25	95.7 MHz	6/1/2006
	WLTI (FM)	A	61	4	105.9 MHz	6/1/2006
	WNSS (AM)	B	N/A	5	1260 kHz	6/1/2006
	WNTQ (FM)	B	201	97	93.1 MHz	6/1/2006

Tucson, AZ	KCUB (AM)	B	N/A	1	1290 kHz	10/1/2005
	KHYT (FM)	C	620	82	107.5 MHz	10/1/2005
	KIIM - FM	C	621	90	99.5 MHz	10/1/2005
	KSZR (FM)	A	93	6	97.5 MHz	10/1/2005
	KTUC (AM)	C	N/A	1	1400 kHz	10/1/2005

Wilkes-Barre/Scranton, PA	WARM (AM)	B	N/A	5	590 kHz	8/1/2006
	WBHT (FM)	A	336	0.5	97.1 MHz	8/1/2006
	WBSX (FM)	B	407	6.3	97.9 MHz	8/1/2006
	WSJR (FM)	A	207	1.45	93.7 MHz	8/1/2006
	WBHD (FM)	A	308	0.6	95.7 MHz	8/1/2006
	WMGS (FM)	B	422	5.3	92.9 MHz	8/1/2006

Worcester, MA	WORC - FM	A	125	1.87	98.9 MHz	4/1/2006
	WWFX (FM)	A	146	2.85	100.1 MHz	4/1/2006
	WXLO (FM)	B	172	37	104.5 MHz	4/1/2006

Transfers or Assignments of Licenses

The Communications Act prohibits the assignment of a broadcast license or transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant approval, the FCC considers a number of factors pertaining to the licensee (and proposed licensee), including:

•	compliance with the various rules and policies limiting common ownership of media properties in a given market;

•	the “character” of the licensee and those persons holding “attributable” interests in the licensee; and

•	compliance with the Communications Act’s limitations on alien ownership, as well as compliance with other FCC regulations and policies.

To obtain FCC consent to assign a broadcast license or transfer control of a broadcast licensee, appropriate applications must be filed with the FCC. If the application involves a “substantial change” in ownership or control, the application must be placed on public notice for not less than 30 days during which time interested parties, including listeners, advertisers and competitors, may file petitions to deny or other objections against the application. These types of petitions are filed from time to time with respect to proposed acquisitions. Informal objections to assignment and transfer of control applications may be filed at any time up until the FCC acts on the application. Once the FCC staff grants an application, interested parties may seek reconsideration of that grant for 30 days, after which time the FCC may for another ten days reconsider the grant of the FCC staff on the

FCC’s own motion. If the application does not involve a “substantial change” in ownership or control, it is a “pro forma” application. The “pro forma” application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application.

Multiple Ownership Rules

The FCC rules impose specific limits on the number of commercial radio stations an entity can own in a particular geographic area. These local radio ownership rules preclude us from acquiring certain stations we might otherwise seek to acquire. The rules also effectively prevent us from selling stations in an area to a buyer that has reached its ownership limit in the market unless the buyer divests other stations. The local radio ownership rules are as follows:

•	in markets with 45 or more radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

•	in markets with 30 to 44 radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

•	in markets with 15 to 29 radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

•	in markets with 14 or fewer radio stations, ownership is limited to five commercial stations or no more than 50% of the market’s total, whichever is lower, and no more than three of which can be either AM or FM.

On June 2, 2003, the FCC concluded an omnibus rulemaking proceeding in which it examined all broadcast ownership rules, including the local radio ownership rule, the broadcast-newspaper ownership rule, the radio-television cross-ownership rule, the local television ownership rule, the national television ownership rule and the dual network rule. With respect to radio, the FCC retained the specific limits on the number of commercial radio stations an entity can own in a particular geographic market. The FCC, however, changed the way it defines the relevant geographic market and counts the number of stations in that market. The FCC abandoned the “signal contour” method of defining the market for radio stations that are located in areas where Arbitron ranks stations. These geographic areas are called “Arbitron Metros”. Under the new rules, the FCC determines the number of radio stations in an Arbitron Metro, for purposes of determining the ownership limit, by counting all commercial and non-commercial radio stations licensed to communities within the Arbitron Metro, plus all radio stations licensed to communities located outside of the Metro but treated by Arbitron as “home” to the Metro. Unlike under the previous rules, both commercial and non-commercial stations are counted in determining the number of stations in a market. The FCC uses the same methodology to determine the number of stations that a single company is deemed to own or control, directly or by attribution.

For radio stations located outside of an Arbitron Metro, the FCC will continue to use its previous signal contour-based methodology, with two modifications. The FCC also initiated a new rulemaking proceeding to develop a new method of defining markets located outside of Arbitron Metros. We own a few radio stations in unrated markets. We do not believe that the FCC’s rule changes as they apply to unrated markets will have any material effect on our business plan.

The FCC’s rule changes as they apply to radio stations in Arbitron Metros have several potential adverse effects. In some markets, the new rules have the effect of both (i) decreasing the number of radio stations deemed to be in the market overall, thereby lowering the applicable ownership tier, and (ii) increasing the number of radio stations that we are deemed to own in the market. For example, the number of overall stations in some of our markets will be reduced from 45 or more to fewer than 45, thereby reducing the applicable ownership limit from eight radio stations, no more than five of which may be AM or FM, to seven radio stations, no more than four of which may be AM or FM. In addition, in several markets, we will be deemed to own or control more radio stations than we were deemed to own or control under the old rules.

Our existing station portfolio exceeds the applicable ownership limit under the new Arbitron Metro rule by approximately twelve stations in nine markets. Furthermore, some of our existing station portfolio may be subject to compliance with both the Arbitron-Metro based rule and the modified signal-contour methodology. It is not yet clear how the FCC will apply its new ownership rules in this situation. Under the new rules, however, we will not be required to divest existing owned stations in order to come into compliance with the new limits. Instead, existing ownership combinations are “grandfathered.” Divestitures will be required only if we seek to transfer control of the stations or we attempt to acquire additional stations in the market. The FCC’s rules contain an exception to the divestiture requirement in the case of transfers to “small businesses” as defined by the FCC. The rules also contain an exception to the divestiture requirement in the case of pro forma transfers of control, which we believe would apply in the event of any transfer of control that may be deemed to occur if as a result of future offerings by us or sales by the Forstmann Little partnerships, the Forstmann Little partnerships cease to own a controlling interest in us, or, there is a change in control of the Forstmann Little partnerships, provided that no other person acquires control.

Under the FCC’s current rules, radio stations that are operated under local marketing agreements may be treated as owned for purposes of the local radio ownership limit. See “—Time Brokerage”. The new rules extend this treatment to certain joint sales agreements. Some of our existing local marketing agreements and joint sales agreements do not comply with the new local radio ownership rule. Unlike existing ownership combinations, non-compliant joint sales agreements and local marketing agreements are not permanently grandfathered, but must be terminated, if non-compliant, no later than two years after the new rules become effective.

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

The new rules were to become effective on September 4, 2003, but were stayed by the U.S. Court of Appeals for the Third Circuit on September 3, 2003 pending the outcome of appeals filed by several entities. A number of parties also filed requests with the FCC seeking reconsideration of certain aspects of the new rules. On September 3, 2004, the Third Circuit issued an Order granting in part a request filed by the FCC to partially lift the court’s stay. The Order permitted the new local radio ownership rules adopted June 2, 2003 to go into effect. There is significant congressional opposition to the new rules, and bills were introduced in the last session of Congress, 1st Session to modify or repeal the FCC’s action, including a requirement that companies divest stations to come into compliance with the revised rules.

At this time, it is uncertain whether any potential congressional proposals will become law or what effect such legislation will have on us and our ability to acquire additional stations. If a requirement that companies divest stations to come into compliance with the Arbitron-based geographic market approach for defining local radio markets were to become law, we would be required to divest approximately twelve stations in nine markets. We have evaluated the potential impact of this divestiture requirement and we believe that the required divestitures would not have a materially adverse effect on us as a whole, because we could come into compliance by divesting underperforming or technically inferior stations, and divestitures may have the effect of leveling the competitive playing field in markets where existing competitors own radio stations in excess of the new limits. In addition, the requirement that other companies divest stations may create acquisition opportunities for us in other markets.

Ownership Attribution Rules

The FCC’s multiple ownership rules apply to “attributable” interests in broadcast stations or daily newspapers held by an individual, corporation, partnership or other association. In the case of corporations directly or indirectly controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock are generally attributable. Some passive investors are attributable only if they hold 20% or more of the corporation’s voting stock. However, all minority shareholder interests (other than interests subject to the debt/equity rule discussed in the next paragraph) are exempt from attribution if a single shareholder controls a majority of the voting shares in the corporation. Although the FCC had previously revoked the single majority shareholder exemption, on December 3, 2001, following a court decision that found the FCC’s elimination of the exemption in the context of the FCC’s cable ownership attribution rules to be arbitrary and capricious, the FCC suspended enforcement of the elimination of the exemption pending the outcome of a rulemaking to reconsider this matter.

Notwithstanding the presence of a single majority shareholder, the FCC will attribute the interests of various creditors or investors in a corporation under the so-called “debt/equity plus” rule. Under this rule, a major programming supplier or a same-market owner will be treated as an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15% of the station’s weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television, and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the debt/equity plus rule.

The attribution rules could limit the number of radio stations we may acquire or own in any market and may also limit the ability of various potential buyers of stations owned by us from being able to purchase some or all of the stations that they might otherwise wish to purchase from us. To address the possibility that attributable interests held by minority shareholders could limit our ability to acquire stations, our certificate of incorporation provides that our capital stock is subject to redemption by action of our board of directors to the extent necessary to bring us into compliance with the FCC’s ownership rules.

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

Time Brokerage

Over the years, a number of radio stations have entered into what have commonly been referred to as time brokerage agreements or local marketing agreements. While these agreements may take varying forms, under a typical time brokerage agreement, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC’s rules and policies. Under these arrangements, separately owned stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of time brokerage agreement is a programming agreement between two separately owned radio stations serving a common service area, whereby the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments.

The FCC’s rules provide that a radio station that brokers more than 15% of its weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s multiple ownership rules. As a result, in a market where we own a radio station, we would not be permitted to enter into a time brokerage agreement with another local radio station in the same market that we could not own under the local ownership rules, unless our programming on the brokered station constituted 15% or less of the other local station’s programming time on a weekly basis. FCC rules also prohibit a radio station from duplicating more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) directly or through a time brokerage agreement where the brokered and brokering stations that it owns or programs serve substantially the same area.

The FCC’s new ownership rules extend ownership attribution to certain joint sales agreements as well. See “—Multiple Ownership Rules”. Under a joint sales agreement, one radio station sells the commercial time on a separately owned and licensed radio station, but does not provide programming as under a time brokerage or local marketing agreement. A radio station that sells more than 15% of the advertising time of another radio station in the same market will be considered to have an attributable ownership interest in the other station for purposes of the FCC’s multiple ownership rules. In its September 3, 2004 Order, the Third Circuit lifted the stay on this new requirement making such joint sales agreements attributable. As a result, we will no longer be able to enter into a joint sales agreement providing for the sale of more than 15% of the advertising time of another radio station that we could not own. Under the FCC’s new ownership rules, companies have two years to terminate non-compliant time brokerage and joint sales agreements or otherwise come into compliance with the new limits. We do not believe that termination of these agreements or our actions to come into compliance with the new rules with respect to these agreements will have a material impact on our business or our results of operations.

Programming and Operation

The Communications Act requires broadcasters to serve the public interest. Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of types of programming responsive to the needs of a station’s community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating responsiveness. Complaints from listeners concerning a station’s programming will be considered by the FCC when it evaluates the licensee’s renewal application, although listener complaints may be filed and considered at any time and must be maintained in the station’s public file.

Stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, the advertisement of casinos and lotteries, sponsorship identification and technical operations, including limits on radio frequency radiation.

The FCC adopted new equal employment opportunity (EEO) rules for broadcasters which became effective March 10, 2003. The new rules are outreach and recruitment focused and require that broadcasters: (1) widely disseminate information for each full-time job vacancy, except for vacancies filled in exigent circumstances; (2) provide notification to community and recruitment organizations that have requested information on all or selected job vacancies; and (3) participate in “longer-term” recruitment initiatives, such as job fairs, internships, scholarships and EEO/anti-discrimination training programs. Broadcasters remain subject to the FCC’s anti-discrimination policy but the use of minority or women-targeted recruitment sources is no longer mandated. The new rules also require a broadcaster to keep extensive internal records regarding its recruitment efforts including information regarding its recruitment sources and interviewees, notification to requesting community groups and specifics regarding participation in the longer-term initiatives. Broadcasters must also prepare and place in the public inspection file (and on their website if they maintain one) an annual EEO public file report that details recruitment efforts and interviewee totals, the referral sources used for each vacancy, the community groups notified, and specifics regarding participation in longer-term recruitment initiatives. Broadcasters are subject to an FCC mid-term review in the fourth year of the license term and an FCC review as part of the license renewal application, both requiring the submission of the annual EEO public file report for the preceding two years with a statement certifying that the broadcaster’s reports are accurate. The FCC is expected to address the annual workforce employment information and filing requirements in a separate Report and Order. Also pending is the FCC’s review of recruitment requirements for part-time vacancies and it issued a Further Notice of Proposed Rulemaking in conjunction with the new rules to solicit public comment on this issue.

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

Indecency Regulation

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy”, “personally reviling epithets”, “profanity” and vulgar or coarse words amounting to a nuisance. Legislation has also been introduced in Congress that would increase the penalties for broadcasting indecent programming, and depending on the number of violations engaged in, would potentially subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. We have one outstanding indecency proceeding against our station in Albuquerque, NM. The pendancy of this proceeding, as well as the FCC’s more vigorous enforcement of its indecency rules, may encourage third parties to challenge our license renewal or assignment applications.

Proposed and Recent Changes

Congress, the FCC or other federal agencies may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance acquisitions. These matters include:

•	changes in the FCC’s ownership rules and policies, including changes to the local radio ownership rules and the limitations on the cross-ownership of radio and other media (see “—Multiple Ownership Rules”);

•	proposals to increase regulatory fees or to impose spectrum use or other fees on FCC licensees;

•	technical and frequency allocation matters and changes to broadcast technical requirements;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to restrict or prohibit the advertising of on-line casinos or on-line sports-betting services;

•	proposals to limit the tax deductibility of advertising expenses by advertisers;

•	restatement in revised form of FCC’s equal employment opportunity rules and revision to rules relating to political broadcasting;

•	proposals to regulate or prohibit payments to stations by independent record promoters; and

•	proposals to shorten the term of broadcasting licenses from eight to three years.

The FCC recently selected In-Band, On-Channel™ technology as the exclusive standard for digital services for terrestrial AM and FM broadcasters. The FCC has authorized the immediate commencement of “hybrid” transmissions—simultaneous transmissions in both analog and digital—pending the adoption of formal licensing and service rules, using In-Band, On-Channel™ systems for FM stations. Tests of the In-Band, On Channel™ technology for AM stations are ongoing and hybrid transmissions for AM stations have not yet been authorized. Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band, On-Channel™ technology will permit radio stations to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what formal licensing and service rules the FCC will adopt regarding digital audio broadcasting and what effect these regulations will have on our business or the operations of our stations.

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

At this time it is difficult to assess the competitive impact of these new stations. Although the new low power stations must comply with certain technical requirements aimed at protecting existing FM radio stations from interference, we cannot be certain of the level of interference that low power stations will cause after they begin operating. Moreover, if low power FM stations are licensed in the markets in which we operate, the low power stations may compete with us for listeners. The low power stations may also limit our ability to obtain new licenses or to modify our existing facilities, or cause interference to areas of existing service that are not protected by the FCC’s rules, any of which may have a material adverse effect on our business.

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

As part of its increased scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that commencement of operations under time brokerage agreements, local marketing agreements, joint sales agreements and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Act could violate the Hart-Scott- Rodino Act. In connection with acquisitions subject to the waiting period under the Hart-Scott-Rodino Act, so long as the Department of Justice policy on the issue remains unchanged, we would not expect to commence operation of any affected station to be acquired under a time brokerage agreement, local marketing agreement or similar agreement until the waiting period has expired or been terminated.

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

Employees

As of December 31, 2004, we had 2,229 full-time employees and 1,371 part-time employees. None of these employees is covered by collective bargaining agreements. We consider our relations with our employees generally to be good.

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

We operate in a highly competitive industry. Our radio stations compete for audiences and advertising revenue with other radio stations and station groups, as well as with other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, the Internet, hand held programmable devices, such as IPODs and direct mail. Audience ratings and market shares are subject to change. Any adverse change in a particular market, or adverse change in the relative market positions of the stations located in a particular market could have a material adverse effect on our revenue or ratings, could require increased promotion or other expenses in that market, and could adversely affect our revenue in other markets. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. Our radio stations may not be able to maintain or increase their current audience ratings and advertising revenue. In addition, from time to time, other stations may change their format or programming, a new station may adopt a format to compete directly with our stations for audiences and advertisers, or stations might engage in aggressive promotional campaigns. These tactics could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Audience preferences as to format or programming may also shift due to demographic or other reasons. Any failure by us to respond, or to respond as quickly as our competitors, could have an adverse effect on our business and financial performance. We cannot assure you that we will be able to maintain or increase our current audience ratings and advertising revenue.

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

As of December 31, 2004, we had indebtedness of approximately $616.0 million, consisting of $330.0 million of convertible subordinated notes and $286.0 million under our credit facility. Under our credit facility, as of December 31, 2004, we may borrow up to an additional $314.0 million under the revolving portion of our credit facility, excluding $2.2 million in outstanding letters of credit. We may reborrow under our revolving credit facility as needed to fund our working capital needs, for general corporate purposes and to fund the acquisitions of additional radio stations.

If we lose key personnel, including on-air talent, our business could be disrupted and our financial performance could suffer.

Our business depends upon the continued efforts, abilities and expertise of our executive officers, primarily our Chairman and Chief Executive Officer, Farid Suleman. We believe that the unique combination of skills and experience possessed by Mr. Suleman would be difficult to replace, and his loss could have a material adverse effect on us, including impairing our ability to execute our business strategy. Mr. Suleman does not have a formal employment agreement. Additionally, our radio stations employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective broadcast markets. These on-air personalities are sometimes significantly responsible for the ranking of a station, and for the ability of the station to sell advertising. We cannot assure you that these individuals will remain with our radio stations or will retain their audiences.

We have had a history of net loss.

In June 2001, Citadel Broadcasting Corporation, formed by affiliates of Forstmann Little & Co., acquired substantially all of the outstanding common stock of Citadel Communications Corporation in a leveraged buyout transaction. Citadel Communications Corporation, together with its wholly-owned subsidiary, Citadel Broadcasting Company, is referred to as the “Predecessor Company” prior to June 2001. Our Predecessor Company had a net loss of $149.3 million for the period from January 1, 2001 through June 25, 2001, and we had a net loss of $53.6 million for the period from June 26, 2001 through December 31, 2001, a net loss of $89.2 million for the year ended December 31, 2002 and a net loss of $89.6 million for the year ended December 31, 2003. The primary reasons for these losses are significant charges for depreciation and amortization relating to our acquisition of Citadel Communications and the acquisition of radio stations, interest charges on our outstanding debt and corporate non-cash deferred stock compensation.

If we cannot renew our FCC licenses, our business will be impaired.

Our business depends upon maintaining our broadcasting licenses issued by the FCC, which are issued currently for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them only with significant qualifications, including renewals for less than a full term. We cannot assure you that our pending or future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations. If we fail to renew, or renew with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years) any of our licenses, it could prevent us from operating the affected station and generating revenue from it. Moreover, governmental regulations and policies may change over time and the changes may have a material adverse impact upon our business, financial condition and results of operations.

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

ownership and voting of our capital stock. On June 2, 2003, the FCC concluded an omnibus rulemaking proceeding in which it examined all broadcast ownership rules, including the local radio ownership rule, the broadcast-newspaper ownership rule, the radio-television cross-ownership rule, the local television ownership rule, the national television ownership rule and the dual network rule. The FCC made significant changes to the local radio ownership rule and the way that it reviews radio station transactions. As a result of these changes, our existing station portfolio will exceed the applicable ownership limit in several markets. Existing ownership combinations, however, are “grandfathered,” meaning the FCC will not require us to divest stations that we currently own in order to come into compliance with the new rules. The new rules will limit our ability to acquire radio stations that we would have been permitted to acquire under the old rules. Pending transactions are also subject to the new rule. Various aspects of these rule changes were appealed by a number of different entities. The rules were to become effective on September 4, 2003, but were stayed by the U.S. Court of Appeals for the Third Circuit on September 3, 2003. On September 3, 2004, the Third Circuit issued an Order granting in part a request filed by the FCC to partially lift the court’s stay. The Order permitted the new local radio ownership rules adopted June 2, 2003 to go into effect. A number of parties also filed requests with the FCC seeking reconsideration of certain aspects of the new rules, including, without limitation, the grandfathering provisions discussed above. In addition, there is significant congressional opposition to the new rules, and bills have been introduced in Congress to modify or repeal the FCC’s action, including a requirement that companies divest stations to come into compliance with the revised rules.

There are risks associated with our acquisition strategy.

Our current acquisition strategy is to identify and acquire radio stations that would expand our station clusters in existing and contiguous markets, as well as provide us entry into new markets that rank in the top 100 based on total market revenue. We believe that the most material risks related to this strategy are:

•	increases in prices for radio stations due to increased competition for acquisition opportunities;

•	reduction in the number of suitable acquisition targets resulting from continued industry consolidation; and

•	failure or unanticipated delays in completing acquisitions due to difficulties in obtaining required regulatory approval, including potential delays resulting from the uncertainty regarding legal challenges to the FCC’s adoption of new broadcast ownership rules.

Additional risks, which we have not yet experienced to a material degree, include:

•	difficulty in integrating operations and systems and managing a large and geographically diverse group of stations;

•	reduction in the number of suitable acquisition targets resulting from the more restrictive local radio ownership rule adopted by the FCC in June 2003;

•	failure of some acquisitions to prove profitable or generate sufficient cash flow;

•	issuance of large amounts of common stock in order to purchase radio stations;

•	need to finance acquisitions through funding from the credit or capital markets; and

•	inability to finance acquisitions on acceptable terms.

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

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies. We may not have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being developed, including the following:

•	audio programming by cable television systems, direct broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

•	satellite digital audio radio service, which is provided by two companies offering national satellite radio services, including numerous niche formats, with sound quality comparable to that of compact discs;

•	In-Band On-Channel™ digital radio, which could improve the quality of existing AM and FM stations, including stations owned by us; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets designed to serve small, localized areas.

We are controlled by affiliates of Forstmann Little & Co., whose interests may conflict with those of our other stockholders.

Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P., which we refer to as the Forstmann Little partnerships, own approximately 62% of our outstanding common stock as of February 28, 2005. Accordingly, they will be able to:

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

Theodore J. Forstmann is the senior partner of, Gordon A. Holmes is a general partner of, and Sandra J. Horbach is a limited partner of Forstmann Little & Co. Messrs. Forstmann and Holmes and Ms. Horbach serve as members of our board of directors. Our chairman and chief executive officer Farid Suleman is a special limited partner of Forstmann Little & Co. and also provides advice and consulting services to Forstmann Little & Co. Two other directors, Michael A. Miles and J. Anthony Forstmann are special limited partners of Forstmann Little & Co. Mr. Miles also serves on the Forstmann Little advisory board and is an investor in certain portfolio companies of Forstmann Little. J. Anthony Forstmann is the brother of Theodore J. Forstmann. As a result of these relationships, when conflicts between the interests of the Forstmann Little partnerships and the interests of our other stockholders arise, these directors and officers may not be disinterested. Under Delaware law, although our directors and officers have a duty of loyalty to us, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as the material facts as to the director’s or officer’s relationship or interest and as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, or the transaction is otherwise fair to us.

The interests of the Forstmann Little partnerships may conflict with the interests of our other stockholders.

Our stock price could be volatile and could drop unexpectedly.

Our common stock has been publicly traded since August 2003. The market price of our common stock has been subject to fluctuations since the date of our initial public offering. The stock market has from time to time experienced price and volume fluctuations that have affected the market prices of securities. As a result, the market price of our common stock could materially decline, regardless of our operating performance.

Our failure to comply under the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements.

We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance was required as of December 31, 2004. This effort included documenting and testing our internal controls. As of December 31, 2004, we did not identify any material weaknesses in our internal controls as defined by the Public

Company Accounting Oversight Board. In future years, there are no assurances that we will not have material weaknesses that would be required to be reported or that we will be able to comply with the reporting deadline requirements of Section 404. A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our stock.

ITEM 2. PROPERTIES AND FACILITIES

The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

We currently own studio facilities in 23 of our markets and own transmitter and antenna sites in 44 of our markets. We lease the remaining studio and office facilities, including office space in Las Vegas, NV, which is not related to the operations of a particular station, as well as the remaining transmitter and antenna sites. We do not anticipate any significant difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

ITEM 3. LEGAL PROCEEDINGS

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, we were named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths of certain concertgoers at a Rhode Island nightclub. The complaint contains multiple causes of action, only a small number of which are brought against us. Our involvement was to advertise the concert on one of our stations and to distribute promotional tickets provided by the organizers. The complaint alleges, among other things, that the organizers and sponsors of the concert failed to control crowd size, failed to obtain pyrotechnic permits, failed to inspect fireproofing at the club and failed to maintain emergency exits in workable condition, which contributed to the injuries and deaths of plaintiffs when pyrotechnic devices on the stage ignited soundproofing materials adjacent to the stage during the concert. The complaint alleges that we were a co-sponsor of the concert and asserts claims against us based on theories of joint venture liability and negligence. On October 3, 2003, the action was transferred to the United States District Court, District of Rhode Island, where it subsequently was consolidated with other nightclub-related litigation for the purposes of pre-trial discovery and motion practice. Since the action was filed, plaintiffs twice have amended their complaint, though the claims against us remain substantively the same. On January 27, 2005, we filed an Answer to the complaint, substantially denying plaintiffs’ allegations against us. We believe that plaintiffs’ claims against us are without merit and intend to defend these claims vigorously.

On or about January 6, 2005, plaintiffs in three other actions related to the February 20, 2003 fire at The Station—Guindon et al. v. American Foam Corp. et al. (C.A. No. 03-335-L), Roderiques v. American Foam Corp. et al. (C.A. No. 04-26-L) and Sweet v. American Foam Corp. et al. (C.A. No. 04-56-L)—adopted wholesale all of the claims asserted in the action described in the paragraph above, including those against us. Plaintiffs’ inclusion of us as a defendant in these actions was inadvertent and, on or about January 28, 2005, we and the Guindon plaintiffs entered into a stipulation whereby plaintiffs dismissed that action as to us. On or about February 3, 2005, we and plaintiffs in both Roderiques and Sweet entered into stipulations whereby plaintiffs dismissed their respective actions as to us. We do not believe that the outcome of this litigation will have a material adverse impact on our financial position, results of operations or cash flows.

In February 2005, we received a subpoena from the Office of Attorney General of the State of New York, as have some of the other radio broadcasting companies operating in the State of New York. The subpoenas were issued in connection with the New York Attorney General’s investigation of record company promotional practices. We are cooperating with this investigation. At this time, it is not possible to determine the outcome of this investigation.

We are subject to other claims and lawsuits arising in the ordinary course of our business. We believe that none of these legal proceedings would have a material adverse impact on our results of operations, cash flows or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with regard to our executive officers:

Farid Suleman (age 53) has been our Chairman of the Board and Chief Executive Officer since March 2002. Prior to joining us, from February 2001 to February 2002, Mr. Suleman was President and Chief Executive Officer of Infinity Broadcasting Corp. He was executive Vice President, Chief Financial Officer, Treasurer and a director of Infinity Broadcasting from September 1998 to February 2001 when Infinity Broadcasting was acquired by Viacom Inc.

Judith A. Ellis (age 56) has been our Chief Operating Officer since February 2003. Prior to joining us, Ms. Ellis served since 1997 as Senior Vice President/Market Manager for Emmis Communications Corporation.

Randy L. Taylor (age 42) has been our Vice President-Finance since January 2001 and our Secretary since April 2003. From April 1999 to January 2001, Mr. Taylor served as our Vice President-Controller. Prior to joining us, Mr. Taylor served as Controller of Aladdin Gaming Holding, LLC from July 1998 to April 1999.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange on August 1, 2003, under the symbol “CDL.” The table below sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock as reported by the NYSE.

	Price Range
	High	Low
Fiscal Year 2003
Third Quarter (beginning August 1, 2003)	$22.08	$18.50
Fourth Quarter	$22.74	$17.92

Fiscal Year 2004
First Quarter	$22.28	$16.06
Second Quarter	$19.05	$14.18
Third Quarter	$15.20	$12.42
Fourth Quarter	$16.50	$12.89

Number of Stockholders

On February 28, 2005, the last reported sale price of our common stock on the NYSE was $14.12 per share. Based on information available to us and our transfer agent, we believe that as of February 28, 2005, there were 4,069 holders of our common stock.

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2004, the number of shares of common stock that are issuable upon the exercise of stock options outstanding under our equity compensation plan, including options held by our Chief Executive Officer that were granted pursuant to a written stock option agreement outside of the stock option plan, the weighted average exercise prices of such securities and the number of securities available for grant under the plan.

Plan Category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
Equity Compensation Plans Approved by Shareholders
Citadel Broadcasting Corporation 2002 Long-Term Incentive Plan	7,771,125	$10.04	1,347,125
Equity Compensation Plans Not Approved by Shareholders
None

Total	7,771,125		1,347,125

Purchases of Equity Securities

The following table provides information with respect to our repurchase of shares of our common stock during the quarter ended December 31, 2004.

REGISTRANT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2004 through October 31, 2004	1,309,400	$13.51	1,309,400	$19,299,981
November 1, 2004 through November 30, 2004	867,300	15.18	867,300	306,138,121
December 1, 2004 through December 31, 2004	900,250	15.79	900,250	$291,925,798

Fourth Quarter 2004	3,076,950	$14.65	3,076,950

Notes:

1)	On June 29, 2004 and November 3, 2004, the Company announced that the Board of Directors had authorized $100 million and $300 million, respectively, to repurchase shares of the Company’s outstanding common stock.

2)	No assurance can be given as to the time period over which the shares will be repurchased or as to whether and to what extent the share repurchase will be consummated.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected historical consolidated financial data below in conjunction with our consolidated financial statements and the accompanying notes. You should also read Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of these materials are included elsewhere in this report. We derived the historical consolidated financial data as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 from our audited consolidated financial statements included in this report. We derived the historical consolidated financial data as of December 31, 2002 and 2001 and for the period from June 26, 2001 through December 31, 2001 from our audited consolidated financial statements, which are not contained in this report. We derived the historical financial data for the period from January 1, 2001 through June 25, 2001 and as of and for the year ended December 31, 2000 from the audited consolidated financial statements of our Predecessor Company, which are not contained in this report. The selected consolidated historical financial data may not be indicative of future performance.

	Company				Predecessor Company
	Year Ended December 31,			Period from June 26 through December 31, 2001	Period from January 1 through June 25, 2001	Year Ended December 31, 2000
	2004	2003	2002
		(in thousands, except per share amounts)
Operating Data:
Net broadcasting revenue	$411,495	$371,509	$348,869	$168,187	$155,297	$284,824

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	116,579	99,832	94,368	54,924	53,759	80,972
Selling, general and administrative	118,611	112,090	114,622	56,938	57,076	96,191
Corporate general and administrative	11,239	10,094	10,751	6,038	5,620	9,092
Corporate non-cash deferred stock compensation	4,327	10,339	25,886	—	14,773	12,246
Local marketing agreement fees	2,081	2,405	604	731	201	196
Depreciation and amortization(1)	101,270	140,659	143,079	99,054	53,077	76,502
Non-recurring merger charges(2)	—	—	—	—	40,596	—
Non cash charge related to contractual obligations(3)	16,449
Other, net	(776)	53	1,231	113	1,922	(684)

Total operating expenses	369,780	375,472	390,541	217,798	227,024	274,515

Operating income (loss)	41,715	(3,963)	(41,672)	(49,611)	(71,727)	10,309

Interest expense, net	17,345	48,254	61,707	34,821	41,337	49,221
Write off of deferred financing costs due to extinguishment of debt(4)	13,615	9,345	—	—	39,097	—

Income (loss) from continuing operations before income tax (benefit) expense and discontinued operations	10,755	(61,562)	(103,379)	(84,432)	(152,161)	(38,912)
Income tax (benefit) expense(5)	(63,813)	28,008	(14,219)	(30,797)	(2,823)	(4,022)

Income (loss) from continuing operations before discontinued operations, net of tax	74,568	(89,570)	(89,160)	(53,635)	(149,338)	(34,890)
Loss from discontinued operations, net of tax(6)	—	—	—	—	—	(4,334)

Net income (loss)	74,568	(89,570)	(89,160)	(53,635)	(149,338)	(39,224)
Dividend requirement and premium paid on redemption of exchangeable preferred stock(7)	—	—	6	2	26,994	12,474

Net income (loss) applicable to common shares	$74,568	$(89,570)	$(89,166)	$(53,637)	$(176,332)	$(51,698)

Basic and diluted income (loss) from continuing operations before discontinued operations per common share:
Basic	$0.58	$(0.83)	$(0.93)	$(0.56)

Diluted	$0.54	$(0.83)	$(0.93)	$(0.56)

Net income (loss) per share:
Basic	$0.58	$(0.83)	$(0.93)	$(0.56)

Diluted	$0.54	$(0.83)	$(0.93)	$(0.56)

Weighted average common shares outstanding:
Basic	129,191	107,360	96,134	96,134

Diluted	143,379	107,360	96,134	96,134

Other Data:
Cash flow provided by (used in):
Operating activities	$147,146	$84,035	$64,104	$17,641	$(166)	$43,006
Investing activities	(156,383)	(174,409)	(14,339)	(1,063,881)	2,222	(795,242)
Financing activities	6,718	91,707	(48,297)	1,046,906	(5,187)	742,347
Capital expenditures	8,948	6,162	14,695	4,716	3,165	5,453
Current tax expense (benefit)	2,556	1,421	1,059	525	(5)	506
Deferred tax (benefit) expense	(66,369)	26,587	(15,278)	(31,322)	(2,818)	(4,528)

	Company				Predecessor Company
	December 31,				December 31, 2000
	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$948	$3,467	$2,134	$666	$8,092
Working capital	69,930	52,181	29,083	44,997	41,829
Intangible assets, net	2,104,058	2,043,286	1,987,480	2,109,825	1,273,520
Total assets	2,315,698	2,249,333	2,198,333	2,325,352	1,485,564
Long-term debt and other obligations (including current portion)	655,199	693,175	1,033,479	1,070,674	864,131
Exchangeable preferred stock	—	—	—	39	96,158
Shareholders’ equity	1,380,383	1,232,444	866,575	940,604	414,271

(1)	We adopted SFAS No. 142 on January 1, 2002. See Note 2 to the Consolidated Financial Statements.

(2)	In connection with our acquisition of Citadel Communications, our Predecessor Company incurred approximately $40.6 million in non-recurring merger-related charges during the period from January 1, 2001 through June 25, 2001. These charges primarily included $26.9 million paid to employees for the cancellation of stock options as provided for under the merger agreement, $9.8 million for a merger fairness opinion, $2.5 million for legal, accounting and other professional fees and $0.9 million for a legal settlement to its shareholders.

(3)	Operating income for 2004 reflects a non-cash charge of approximately $16.4 million primarily due to the Company’s settlement with its previous national representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with its previous representation firm and entered into a new long term contract with the Company.

(4)	In connection with our acquisition of Citadel Communications and the related extinguishment of substantially all of its 10 1/4% Senior Subordinated Notes due 2007 and all of our Predecessor Company’s 9 1/4% Senior Subordinated Notes due 2008, our Predecessor Company recorded a loss of approximately $39.1 million in the period from January 1, 2001 through June 25, 2001. Our initial public offering registration statement with the Securities and Exchange Commission was declared effective on July 31, 2003, and we used substantially all of the net proceeds of the initial public offering to repay amounts outstanding under our senior debt. In connection with the repayment, we wrote off deferred financing costs of $8.2 million. Effective December 10, 2003, we amended our credit facility, and in connection with the amendment, we wrote off deferred financing costs of $1.2 million in the fourth quarter of 2003. On February 18, 2004, we sold 9,630,000 shares of common stock at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% Subordinated Debentures, and in connection with this repayment, we wrote off deferred financing costs of approximately $10.6 million. In August 2004, we entered into a new senior credit facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous credit agreement and wrote off approximately $3.0 million in deferred financing costs.

(5)	We recorded a non-cash deferred income tax benefit during the period from June 26, 2001 through December 31, 2001. This benefit represents the utilization of deferred tax liabilities recorded at the date of our acquisition of our Predecessor Company. For the year ended December 31, 2002, due to an increase in valuation allowance related primarily to our net operating loss carryforwards, the tax benefit was limited to $14.2 million. For the year ended December 31, 2003, the income tax expense of $28.0 million was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of. Income tax benefit for the year ended December 31, 2004 was primarily due to the reversal of our valuation allowance associated with our deferred tax assets, the most significant of which was our net operating loss carry-forward.

(6)	In December 1999, the Predecessor Company management decided to discontinue the operations of its Internet service provider.

(7)	In connection with our acquisition of Citadel Communications, our Predecessor Company recorded a $20.2 million premium paid on the redemption of substantially all of its 13 1/4% Exchangeable Preferred Stock. In addition, our Predecessor Company paid $6.8 million in dividends on the exchangeable preferred stock during the period from January 1, 2001 through June 25, 2001 and $12.5 million during the year ended December 31, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Citadel is the fifth largest radio broadcasting company in the United States based on net broadcasting revenue. As of February 28, 2005, we owned and operated 155 FM and 58 AM radio stations in 47 markets located in 24 states across the country. We have a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. We rank first or second in audience share in 31 of our 45 rated markets. Our top 25 markets accounted for approximately 78% of our 2004 revenue.

Advertising Revenue

Our revenue is generated primarily from the sale of local, regional and national advertising for broadcast on our radio stations. In 2004, approximately 85% of our net broadcast revenue was generated from the sale of local and regional advertising and approximately 15% was generated from the sale of national advertising. The major categories of our advertisers include automotive companies, retail merchants, restaurants, fast food chains, telephone companies and grocery stores.

Each station’s local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. Through direct advertiser relationships, we can better understand the advertiser’s business needs and more effectively design advertising campaigns to sell the advertiser’s products. We employ personnel in each of our markets to assist in the production of commercials for the advertiser. In-house production, combined with effectively designed advertising, establishes a stronger relationship between the advertiser and the station cluster. National sales are made by a firm specializing in radio advertising sales on the national level, in exchange for a commission based on gross revenue. We also target regional sales, which we define as sales in regions surrounding our markets, to companies that advertise in our markets, through our local sales force.

Depending on the programming format of a particular station, we estimate the optimum number of advertising spots that can be broadcast while maintaining listening levels. Our stations strive to maximize revenue by managing advertising inventory. Pricing is adjusted based on local market conditions and our ability to provide advertisers with an effective means of reaching a targeted demographic group. Each of our stations has a general target level of on-air inventory. This target level of inventory may vary throughout the day but tends to remain stable over time. Much of our selling activity is based on demand for our radio stations’ on-air inventory and, in general, we respond to changes in demand by varying prices rather than changing our target inventory level for a particular station. Therefore, most changes in revenue reflect demand-driven pricing changes.

A station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Advertisers and advertising representatives use station ratings to consider advertising with the station. We use station ratings to chart audience levels, set advertising rates and adjust programming. The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for significant domestic radio markets. These surveys are our primary source of audience ratings data.

We believe that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on the following:

•	the supply of, and demand for, radio advertising time;

•	a station’s share of audiences in the demographic groups targeted by advertisers, as measured by ratings surveys estimating the number of listeners tuned to the station at various times; and

•	the number of stations in the market competing for the same demographic groups.

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

Depreciation and amortization of tangible and intangible assets associated with the acquisition of radio stations and interest carrying charges historically have been significant factors in determining our overall profitability. Based on intangible assets currently held by us as of December 31, 2004, we expect the total amortization expense incurred will continue to decrease due to the remaining weighted-average useful amortization period of intangible assets subject to amortization.

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Broadcasting Revenue.    Net broadcasting revenue was $411.5 million for the year ended December 31, 2004, an increase of $40.0 million, or 10.8%, as compared to $371.5 million for the year ended December 31, 2003. The increase was due to higher revenues from most of our existing stations as well as from stations acquired in 2003 and 2004. Most of the increase from 2003 to 2004 was in local revenues, but was partially offset by lower revenue generated from national advertising. Net broadcasting revenue, excluding barter revenue, increased for the year ended December 31, 2004 by $37.7 million, or 10.4%, over the same period in 2003, while barter revenue, which represents revenue earned in exchange for goods or services received from advertisers, increased $2.3 million, or 30.7% over the same period in 2003. Included in net broadcasting revenue for the year ended December 31, 2004 was approximately $19.6 million of incremental revenue related to significant radio stations we acquired in 2004 and 2003, including Memphis, New Orleans and Des Moines. The remaining increase in net broadcasting revenue was due to the net impact of other radio station acquisitions and dispositions in 2004 and 2003, as well as overall increases in revenue at our existing stations. The increase in revenue at our existing stations was positively impacted by our Albuquerque, Providence, and Salt Lake City markets, while our Birmingham, Lansing, and Saginaw markets experienced lower revenues.

Cost of Revenues.    Cost of revenues increased by $16.8 million, or 16.8% to $116.6 million for the year ended December 31, 2004, as compared to $99.8 million for the year ended December 31, 2003. Barter expenses, which represent the value of services received from advertisers in exchange for commercial air-time, increased by $1.8 million, or 24.3%, over the same period in 2003, while the remaining cost of revenues increased by $15.0 million, or 16.2%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. This increase is primarily due to approximately $5.7 million in cost of revenues related to significant radio stations we acquired in 2004 and 2003 and approximately $4.1 million representing programming costs related to our Tennessee Titans broadcasting rights agreement, as we acquired the remaining 50% interest in the rights during 2004. The remaining increase is primarily due to programming cost increases at our existing stations.

Selling, General and Administrative.    Selling, general and administrative expenses increased $6.5 million, or 5.8%, from $112.1 million for the year ended December 31, 2003 to $118.6 million for the year ended December 31, 2004. This increase was primarily due to approximately $7.0 million in selling, general and administrative expenses related to significant radio stations we acquired in 2004 and 2003, offset by decreased selling, general and administrative expenses at our existing stations.

Corporate General and Administrative Expenses.    Corporate general and administrative expenses were $11.2 million for the year ended December 31, 2004, an increase of $1.1 million, or 10.9%, as compared to $10.1 million for the year ended December 31, 2003. This increase was primarily due to an overall increase of $0.9 million in corporate compensation for the year ended December 31, 2004 as compared to the same period in 2003.

Corporate Non-Cash Deferred Stock Compensation.    Corporate non-cash deferred stock compensation expense was $4.3 million for the year ended December 31, 2004, a decrease of $6.0 million, or 58.3%, from $10.3 million for the year ended December 31, 2003. The compensation expense relates to stock options granted to our chief executive officer in March 2002 and shares of common stock issued to our chief executive officer in April 2002, and the expense is recognized over the vesting period of the options and shares applicable to each respective option and share tranche, which results in accelerated recognition of compensation expense. The corporate non-cash compensation expense related to these transactions will be fully expensed in the first quarter of 2005, and as of December 31, 2004, we have approximately $0.6 million of deferred compensation remaining.

Depreciation and Amortization.    Depreciation and amortization expense of $101.3 million for the year ended December 31, 2004 decreased $39.4 million, or 28.0%, from $140.7 million for the year ended December 31, 2003. This decrease in depreciation and amortization is due to a reduction in amortization expense primarily related to our advertiser base asset. The advertiser base asset was substantially fully amortized as of the end of 2004.

Non-cash Charge Related to Contract Obligations.    Operating income for 2004 reflects a non-cash charge of approximately $16.4 million primarily due to our settlement with our previous national representation firm. Under the terms of the settlement, our new representation firm settled our obligations under the settlement agreement with our previous representation firm and entered into a new long term contract with us.

Operating Income (Loss).    Operating income was $41.7 million for the year ended December 31, 2004, an improvement of $45.7 million as compared to an operating loss of $4.0 million for the year ended December 31, 2003. This increase in operating income was primarily attributable to an increase in revenue and decreases in depreciation and amortization expense and corporate non-cash stock compensation expense, offset by increases in cost of revenues, selling, general and administrative expenses, and non-cash charge related to contract obligations.

Interest Expense, Net.    Net interest expense was $17.3 million for the year ended December 31, 2004, a decrease of $31.0 million, or 64.2%, as compared to $48.3 million for the year ended December 31, 2003. The decrease in net interest expense was primarily due to the repayment of $500.0 million of 6% subordinated debentures on February 18, 2004, partially offset by the concurrent issuance of $330.0 million of 1.875% convertible subordinated notes. Additionally, we experienced an overall reduction in the interest rates payable on our senior indebtedness during the year ended December 31, 2004, which ranged from 2.1% to 3.0% as compared to a range of 2.1% to 4.5% during the year ended December 31, 2003, in addition to a decrease in our average outstanding indebtedness. During the year ended December 31, 2004, our outstanding debt averaged $616.2 million compared to an average of $887.8 million during the year ended December 31, 2003 primarily as a result of the repayment of senior debt with the net proceeds from our initial public offering completed in August 2003 and the repayment of our 6% Debentures with the net proceeds of our secondary offering in February 2004.

Write Off of Deferred Financing Costs Due to Extinguishment of Debt.    During the year ended December 31, 2004, we wrote off deferred financing costs of $13.6 million compared to $9.3 million during the year ended December 31, 2003. On February 18, 2004, we sold 9,630,000 shares of our common stock at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% Debentures. In connection with the repayment of the 6% Debentures, we wrote off deferred financing costs of approximately $10.6 million. Additionally, in August 2004, we entered into a new senior credit agreement that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous credit agreement and wrote off approximately $3.0 million in deferred financing costs. In connection with the repayment of senior debt in the third quarter of 2003, we wrote off deferred financing costs of approximately $8.2 million, and in conjunction with the amendment to our credit facility effective in December 2003, we wrote off deferred financing costs of approximately $1.2 million.

Income Taxes.    Income tax benefit for the year ended December 31, 2004 was $63.8 million compared to an income tax expense of $28.0 million for the year ended December 31, 2003. Income tax benefit for the year ended December 31, 2004 was primarily due to the reversal of our valuation allowance associated with our deferred tax assets, the most significant of which was our net operating loss carry-forward. We believe the net operating loss will be utilized within the carry-forward period. The income tax expense for the year ended December 31, 2003 was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of. The income tax (benefit) expense includes current income tax expense of approximately $2.6 million and $1.4 million for the years ended December 31, 2004 and 2003, respectively.

Net Income (Loss).    As a result of the factors described above, our net income was $74.6 million for the year ended December 31, 2004 compared to a net loss of $89.6 million for the year ended December 31, 2003.

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

Interest Expense, Net.    Net interest expense was $48.3 million for the year ended December 31, 2003, a decrease of $13.4 million, or 21.7%, as compared to $61.7 million for the year ended December 31, 2002. The decrease resulted from a decrease in the interest rates payable on our senior indebtedness during the year ended December 31, 2003, which ranged from 2.11% to 4.54% as compared to a range of 3.88% to 6.50% during the year ended December 31, 2002, in addition to a reduction in our overall outstanding indebtedness. During the year ended December 31, 2003, our outstanding debt averaged $887.8 million compared to an average of $1,045.6 million during the year ended December 31, 2002 primarily as a result of the repayment of senior debt with the net proceeds from our initial public offering completed in August 2003.

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

Stock and Convertible Notes Offerings.    On February 18, 2004, we completed a public offering of 29,630,000 shares of our common stock at $19.00 per share, including 9,630,000 primary shares sold by us and 20,000,000 shares sold by certain of our shareholders. On the same date, we completed a private placement of $330.0 million of convertible notes due 2011. We used the approximately $500.0 million of net proceeds we received from these two offerings to redeem all of our outstanding 6% subordinated debentures. On May 13, 2004, the shelf registration covering resales of our convertible subordinated notes became effective with the Securities and Exchange Commission.

Operating Activities.    Net cash provided by operating activities was $147.1 million for the year ended December 31, 2004 as compared to $84.0 million for the year ended December 31, 2003. The increase was primarily due to the increase in net broadcasting revenues of $40.0 million, a decrease in net interest expense of $31.0 million, and changes in operating assets and liabilities, offset by an increase in cost of revenues and selling, general and administrative expenses of $23.3 million.

Investing and Financing Activities.    Net cash used in investing activities decreased to $156.4 million for the year ended December 31, 2004, as compared to $174.4 million for the year ended December 31, 2003. During 2004, approximately $166.5 million was used for acquisitions of radio stations and capital expenditures, which includes buildings, studio equipment, towers and transmitters, vehicles and other assets utilized in the operation of our stations, offset by proceeds from the sale of assets of $8.4 million, compared to $185.8 million for similar costs in 2003, offset by $11.1 million in proceeds from sale of assets.

Net cash provided by financing activities was $6.7 million for the year ended December 31, 2004, as compared to $91.7 million for the year ended December 31, 2003. For the year ended December 31, 2004, the net cash provided by financing activities included proceeds from the issuance of our common stock of $175.7 million, net of underwriting commissions and other stock issuance costs of approximately $7.3 million, and the concurrent sale of $330.0 million principal amount of convertible subordinated notes, before underwriting discount and other debt issuance costs of approximately $7.4 million. We used all of the net proceeds from these transactions to retire the $500.0 million of subordinated debentures. Additionally, during 2004, we increased our net borrowings under our senior debt by $117.9 million primarily to complete the acquisition of radio stations in Memphis, TN and Springfield, MA and repurchase shares of our common stock for an aggregate amount of approximately $106.8 million. In August 2004, we entered into a new senior credit facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we paid approximately $3.7 million in debt issuance costs. For the year ended December 31, 2003, the net cash provided by financing activities was primarily due to proceeds from the issuance of our common stock of $448.6 million, offset by total net repayments of senior debt of $352.9 million.

During the year ended December 31, 2004, we completed the acquisition of four radio stations in the Memphis, TN market and two radio stations in the Springfield, MA market for an aggregate cash purchase price of approximately $122.2 million. We funded these and other acquisitions through cash flows from operating activities and borrowings under our revolving credit facility.

Additionally, we completed our agreement to exchange five of our radio stations in the Bloomington, IL market for two stations in the Harrisburg/Lancaster, PA market and four stations in the Erie, PA market, plus a cash payment to us.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes, capital expenditures, acquisitions of additional radio stations, and stock repurchases. Our capital expenditures totaled $8.9 million during the year ended December 31, 2004, as compared to $6.2 million during the year ended December 31, 2003. In 2005, we estimate that capital expenditures necessary for our facilities will be approximately $10.0 million. We believe that cash flows from operating activities, together with availability under our revolving credit facility, should be sufficient for us to fund our current operations for at least the next 12 months.

On June 29, 2004 and November 3, 2004, we announced that our board of directors had authorized us to spend up to $100.0 million and $300.0 million, respectively, to repurchase shares of our outstanding common stock. As of February 28, 2005, we had repurchased approximately 9.7 million shares of our common stock for an aggregate amount of approximately $138.4 million under these repurchase programs.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions, stock repurchases, or any of our other contractual or commercial commitments, we intend to seek additional funding in the credit or capital markets and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

Senior Debt

In August 2004, we entered into a new senior credit facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous senior credit facility and wrote off approximately $3.0 million in deferred financing costs. As of December 31, 2004, our senior credit facility consisted of the following:

	Commitment	Balance Outstanding
	(in thousands)
Revolving credit facility	$600,000	$286,000

Availability.    The amount available under our senior credit facility at December 31, 2004 was $314.0 million in the form of revolving credit commitments. This excludes approximately $2.2 million in letters of credit outstanding as of December 31, 2004. Our ability to borrow under our senior credit facility is limited by our ability to comply with several financial covenants as well as a requirement that we make various representations and warranties at the time of borrowing.

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

Non-Financial Covenants.    Our senior credit facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments, loans, enter into derivative contracts, or change the nature of our business. At December 31, 2004, we were in compliance with all non-financial covenants under our senior credit facility.

Financial Covenants.    Our senior credit facility contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At December 31, 2004, we were in compliance with all financial covenants under our senior credit facility.

Subordinated Debt and Convertible Subordinated Notes

In June 2001, we issued an aggregate of $500.0 million of 6% subordinated debentures. On February 18, 2004, we sold 9,630,000 shares of our common stock at $19.00 per share. Additionally, we concurrently sold $330.0 million principal amount of convertible subordinated notes. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% subordinated debentures. In connection with the repayment of the subordinated debentures, we wrote off deferred financing costs of approximately $10.6 million. The convertible subordinated notes are due in 2011 and were issued in a private placement to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. The notes bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at a conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. We may redeem the notes at any time prior to maturity if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holder. Holders may require us to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the notes). On May 13, 2004, the shelf registration covering resales of our convertible subordinated notes became effective with the Securities and Exchange Commission.

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

Allowance for Doubtful Accounts.    We recognize an allowance for doubtful accounts based on historical experience of bad debts as a percent of our aged outstanding receivables. Based on historical information, we believe that our allowance is adequate. However, future changes in general economic, business and market conditions could affect the ability of our customers to make their required payments.

Impairment of Intangible Assets.    On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and were required to assess our goodwill and FCC licenses for impairment within the first six months of 2002, and on at least an annual basis thereafter. Our intangible assets include FCC licenses, goodwill and other intangible assets. As of December 31, 2004 and December 31, 2003, we had approximately $2,104.1 million and $2,043.3 million, respectively, in intangible assets, which represent approximately 91% of our total assets. The fair value of our FCC licenses and goodwill is primarily dependent on the cash flows of our stations. We utilize independent appraisals to determine the fair value of FCC licenses and goodwill for significant acquisitions. These appraisals principally use the discounted cash flow methodology to determine the value of the FCC licenses. This approach consists of a quantitative model, which incorporates variables such as market advertising revenues, market revenue share projections, anticipated operating profit margins and various discount rates. The variables used in the analysis reflect historical station and advertising market growth trends, as well as anticipated performance and market conditions. In years subsequent to the appraisals, we evaluate each market to determine if any significant changes have occurred in the market that would adversely impact the value of the FCC licenses, and in some cases, we may engage a third party appraiser to assist in this evaluation. We review the current year’s cash flows of the market and the audience share ratings of the market compared to the year of the appraisals. Multiples of operating cash flow are also considered.

Our impairment testing for goodwill is determined based primarily on discounted expected future cash flows to be generated from each market. These cash flows are then compared to the net book value of all intangible and tangible assets of each market, including goodwill. If the cash flows exceed the book value of all intangible and tangible assets, then no impairment of goodwill exists.

We have performed our annual impairment analysis of our FCC licenses and goodwill. These analyses make various assumptions about growth rates and market conditions in determining whether an impairment exists. If actual market conditions are less favorable than those projected by the industry or us, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition or results of operations.

Contingencies and Litigation.    On an ongoing basis, we evaluate our exposures related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable.

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

In the third quarter of 2004, we reversed a substantial portion of our valuation allowance associated with our deferred tax assets, the most significant of which was our net operating loss carry-forward. We believe the net operating loss will be utilized within the carry-forward period. This determination is based on management’s estimates of future taxable income; to the extent that actual results differ materially from management’s estimates, an increase in the valuation allowance could be required.

Contractual and Commercial Commitments

Due to the completion of our secondary offering in February of 2004 (See “Liquidity and Capital Resources—Stock and Convertible Notes Offerings”), the contractual commitments under our senior debt and subordinated debt have been significantly reduced. In August 2004, we entered into a new senior credit facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous senior credit facility. As of December 31, 2004, we had $286.0 million outstanding under the revolving portion of our senior debt and $330.0 million outstanding under our convertible notes. The table below reflects our significant contractual obligations and other commercial commitments as of December 31, 2004:

	Payments Due by Period (in millions)
Contractual Obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Senior debt and convertible subordinated notes	$616.0	$—	$—	$—	$616.0
Interest payments on convertible notes	40.3	6.2	12.4	12.4	9.3
Pending acquisitions(1)	51.4	51.4	—	—	—
Sports broadcasting and employment contracts	61.7	22.9	21.9	10.9	6.0
Operating leases	36.8	6.2	9.5	6.6	14.5
Other contractual obligations	21.7	14.8	6.7	0.2	—

Total contractual cash obligations(2)	$827.9	$101.5	$50.5	$30.1	$645.8

1.	Our pending acquisitions are subject to the satisfaction of various conditions, including the receipt of required regulatory approvals. See “Federal Regulation of Radio Broadcasting—Multiple Ownership Rules”. This table assumes that these conditions will be satisfied and that all of our pending acquisitions will be completed within one year. Subsequent to December 31, 2004, we closed acquisition transactions totaling $14.5 million and completed dispositions totaling $8.0 million.

2.	We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations, we intend to fund these obligations and commitments with proceeds from borrowings under our credit facility. Our $330.0 million in 1.875% convertible subordinated notes are due February 15, 2011, with interest payable February 15 and August 15 each year. To the extent that our cash flow from operations is insufficient to repay the 1.875% convertible subordinated notes, we may be required to seek additional funding from the credit or capital markets in order to repay the remaining balance of these convertible subordinated notes. Variable rate interest payments related to our credit facility have not been included in the contractual obligation table above.

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

In connection with the acquisition of a radio station in Salt Lake City, UT, we agreed to guarantee up to $10.0 million of the seller’s other financing through May of 2005.

We have no other material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes primarily as a result of our credit agreement, which bears interest based on variable rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $286.0 million of variable rate debt that was outstanding as of December 31, 2004. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $2.9 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Citadel Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 11, 2005

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$948	$3,467
Accounts receivable, net	74,908	76,262
Prepaid expenses and other current assets (including deferred income tax assets of $23,838 and $3,102, respectively)	26,369	7,554

Total current assets	102,225	87,283
Property and equipment, net	93,816	97,859
FCC licenses	1,438,448	1,349,808
Goodwill	661,067	608,646
Other intangibles, net	4,543	84,832
Other assets, net	15,599	20,905

Total assets	$2,315,698	$2,249,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,064	$26,519
Current maturities of notes payable and other long-term obligations	231	8,583

Total current liabilities	32,295	35,102
Senior debt	286,000	159,980
Convertible subordinated notes	330,000	—
Subordinated debt	—	500,000
Other long-term obligations, less current maturities	38,968	24,612
Deferred income tax liabilities	248,052	297,195

Total liabilities	935,315	1,016,889

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $.01 par value—authorized, 200,000,000 shares at December 31, 2004 and 2003; no shares issued or outstanding at December 31, 2004 and 2003
Common stock, $.01 par value—authorized, 500,000,000 shares at December 31, 2004 and 2003; issued, 132,519,969 and 122,865,469 shares at December 31, 2004 and 2003; outstanding, 124,869,719 and 122,865,469 shares at December 31, 2004 and 2003	1,325	1,229
Treasury stock, at cost, 7,650,250 shares at December 31, 2004	(108,235)	—
Additional paid-in capital	1,645,691	1,468,508
Deferred compensation	(601)	(4,928)
Accumulated deficit	(157,797)	(232,365)

Total shareholders’ equity	1,380,383	1,232,444

Total liabilities and shareholders’ equity	$2,315,698	$2,249,333

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share amounts)

	Year Ended December 31,
	2004	2003	2002
Net broadcasting revenue	$411,495	$371,509	$348,869
Operating Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	116,579	99,832	94,368
Selling, general and administrative	118,611	112,090	114,622
Corporate general and administrative	11,239	10,094	10,751
Corporate non-cash stock compensation	4,327	10,339	25,886
Local marketing agreement fees	2,081	2,405	604
Depreciation and amortization	101,270	140,659	143,079
Non-cash charge related to contract obligations	16,449	—	—
Other, net	(776)	53	1,231

Operating expenses	369,780	375,472	390,541

Operating income (loss)	41,715	(3,963)	(41,672)

Non-operating expenses:
Interest expense, net, including amortization of debt issuance costs of $1,976, $3,036 and $3,652, respectively	17,345	48,254	61,707
Write off of deferred financing costs due to extinguishment of debt	13,615	9,345	—

Non-operating expenses, net	30,960	57,599	61,707

Income (loss) before income taxes	10,755	(61,562)	(103,379)
Income tax (benefit) expense	(63,813)	28,008	(14,219)

Net income (loss)	74,568	(89,570)	(89,160)
Dividend/premium on redemption of exchangeable preferred stock	—	—	6

Net income (loss) applicable to common shares	$74,568	$(89,570)	$(89,166)

Net income (loss) per share—basic	$0.58	$(0.83)	$(0.93)

Net income (loss) per share—diluted	$0.54	$(0.83)	$(0.93)

Weighted average common shares outstanding:
Basic	129,191,384	107,359,859	96,134,329

Diluted	143,378,684	107,359,859	96,134,329

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

	Common Stock						Additional Paid-in Capital	Shareholder Notes	Deferred Compensation	Accumulated Deficit	Total Shareholders’ Equity
	Common Shares	Amount	Class A Shares	Amount	Class B Shares	Amount
Balances at January 1, 2002	—	$—	96,134,329	$961	7,485,596	$75	$997,792	$(4,589)	$—	$(53,635)	$940,604
Net loss	—	—	—	—	—	—	—	—	—	(89,160)	(89,160)
Interest on shareholder notes	—	—	—	—	—	—	—	(184)	—	—	(184)
Dividend on exchangeable preferred stock	—	—	—	—	—	—	(3)	—	—	—	(3)
Deferred stock compensation	—	—	—	—	—	—	41,153	—	(15,267)	—	25,886
Issuance of Class B common stock	—	—	—	—	1,143,000	11	3,989	—	—	—	4,000
Repurchase of Class B common stock	—	—	—	—	(4,671,368)	(46)	(16,303)	—	—	—	(16,349)
Repayment of shareholder notes	—	—	—	—	—	—	—	1,784	—	—	1,784
Premium paid on exchangeable preferred stock repurchased	—	—	—	—	—	—	(3)	—	—	—	(3)

Balances at December 31, 2002	—	—	96,134,329	961	3,957,228	40	1,026,625	(2,989)	(15,267)	(142,795)	866,575
Net loss	—	—	—	—	—	—	—	—	—	(89,570)	(89,570)
Interest on shareholder notes	—	—	—	—	—	—	—	(124)	—	—	(124)
Deferred stock compensation	—	—	—	—	—	—	—	—	10,339	—	10,339
Issuance of Class B common stock	—	—	—	—	94,400	1	499	—	—	—	500
Repurchase of Class B common stock	—	—	—	—	(1,199,957)	(12)	(4,188)	766	—	—	(3,434)
Conversion of Class B common stock to Class A common stock	—	—	1,477,161	15	(2,851,671)	(29)	14	—	—	—	—
Redesignation of Class A common stock to shares of common stock	97,611,490	976	(97,611,490)	(976)	—	—	—	—	—	—	—
Issuance of shares of common stock in connection with initial public offering, net of costs incurred	25,300,000	253	—	—	—	—	447,711	—	—	—	447,964
Exercise of stock options, net of costs incurred	7,250	—	—	—	—	—	101	—	—	—	101
Repurchase of unvested shares of common stock	(53,271)	—	—	—	—	—	(359)	452	—	—	93

Balances at December 31, 2003	122,865,469	$1,229	—	$—	—	$—	$1,470,403	$(1,895)	$(4,928)	$(232,365)	$1,232,444

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Shareholder Notes	Deferred Compensation	Accumulated Deficit	Total Shareholders’ Equity
	Common Shares	Amount	Shares	Amount
Balances at December 31, 2003	122,865,469	$1,229	—	$—	$1,470,403	$(1,895)	$(4,928)	$(232,365)	$1,232,444
Net income								74,568	74,568
Interest on shareholder notes						(41)			(41)
Deferred stock compensation							4,327		4,327
Issuance of shares of common stock, net of costs incurred	9,630,000	96			175,573				175,669
Repayment of shareholder notes						1,283			1,283
Exercise of stock options, net of costs incurred	24,500				368				368
Repurchase of treasury stock			(7,650,250)	(108,235)					(108,235)

Balances at December 31, 2004	132,519,969	$1,325	(7,650,250)	$(108,235)	$1,646,344	$(653)	$(601)	$(157,797)	$1,380,383

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$74,568	$(89,570)	$(89,160)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	101,270	140,659	143,079
Write off of deferred financing costs due to extinguishment of debt	13,615	9,345	—
Amortization of debt issuance costs	1,976	3,036	3,652
Non-cash charge related to contract obligations	16,449	—	—
(Gain) loss on sale of assets	(776)	(611)	805
Deferred income taxes	(66,369)	26,587	(15,278)
Stock compensation expense	4,327	10,339	25,886
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,358	(10,056)	(3,681)
Prepaid expenses and other current assets	(317)	71	904
Accounts payable, accrued liabilities and other obligations	(955)	(5,765)	(2,103)

Net cash provided by operating activities	147,146	84,035	64,104

Cash flows from investing activities:
Capital expenditures	(8,948)	(6,162)	(14,695)
Cash paid to acquire stations	(157,540)	(179,681)	(3,374)
Proceeds from sale of assets	8,366	11,076	4,446
Other assets, net	1,739	358	(716)

Net cash used in investing activities	(156,383)	(174,409)	(14,339)

Cash flows from financing activities:
Retirement of 6% subordinated debentures	(500,000)	—	—
Issuance of convertible subordinated notes	330,000	—	—
Debt issuance costs	(11,075)	(884)	—
Payment of dividends on exchangeable preferred stock	—	—	(3)
Redemption of exchangeable preferred stock, including premiums	—	—	(42)
Proceeds from notes payable	495,500	270,500	22,500
Principal payments on notes payable	(377,611)	(623,389)	(58,000)
Principal payments on other long-term obligations	(633)	(443)	(1,490)
Repayment of shareholder notes	1,283	1,218	1,784
Proceeds from public offerings, net of costs incurred	175,669	448,648	(697)
Exercise of stock options, net of costs incurred	368	116	—
Repurchase of common stock	(106,783)	—	—
Net repurchases of shares of Class B common stock and common stock	—	(4,059)	(12,349)

Net cash provided by (used in) financing activities	6,718	91,707	(48,297)

Net (decrease) increase in cash and cash equivalents	(2,519)	1,333	1,468
Cash and cash equivalents, beginning of period	3,467	2,134	666

Cash and cash equivalents, end of period	$948	$3,467	$2,134

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Supplemental schedule of investing activities

The Company completed various radio station acquisitions during the years ended December 31, 2004, 2003 and 2002. In connection with these acquisitions, certain liabilities were assumed.

Fair value of assets acquired	$158,453	$187,722	$3,374
Cash paid to acquire stations	(157,540)	(179,681)	(3,374)

Liabilities assumed	$913	$8,041	$—

On July 29, 2004, the Company completed its exchange of radio stations in the Bloomington, IL market for stations in the Harrisburg/Lancaster, PA market and the Erie, PA market, plus a cash payment to the Company. The non-cash portion of this transaction of $39,471 is not reflected in the table above.

Supplemental schedule of cash flow information

Cash Payments:
Interest	$12,753	$47,843	$58,536
Income taxes	2,131	1,298	834
Barter Transactions:
Equipment purchases through barter	338	234	309
Barter Revenue—included in gross broadcasting revenue	9,768	7,467	8,311
Barter Expenses—included in cost of revenues	9,193	7,356	8,259
Other Non-Cash Transactions:
FCC license asset in exchange for other long-term liabilities		12,000

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.    Basis of Presentation

In January 2001, Citadel Broadcasting Corporation, formed by affiliates of Forstmann Little & Co. (“FL&Co.”), entered into an agreement with Citadel Communications Corporation (“Citadel Communications”) to acquire substantially all of the outstanding common stock of Citadel Communications (the “Acquisition”) in a leveraged buyout transaction. Citadel Broadcasting Company, a wholly-owned subsidiary of Citadel Communications, is referred to as “Citadel Broadcasting” and together with Citadel Communications, prior to the Acquisition, is referred to as the “Predecessor Company.” In July 2004, Citadel Communications was liquidated into Citadel Broadcasting Corporation.

2.    Summary of Significant Accounting Policies

Description of Business

Citadel Broadcasting Corporation was incorporated in Delaware and owns all of the issued and outstanding common stock of Citadel Broadcasting. Citadel Broadcasting owns and operates radio stations and holds Federal Communications Commission (“FCC”) licenses in 24 states. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements include Citadel Broadcasting Corporation, Citadel Communications (until it was liquidated into Citadel Broadcasting Corporation in July 2004) and Citadel Broadcasting (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for bad debts based on historical experience of bad debts as a percent of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated balance sheets consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Trade receivables	$78,285	$80,014
Allowance for doubtful accounts	(3,377)	(3,752)

Accounts receivable, net	$74,908	$76,262

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

Derivative Instruments and Hedging Activities

The Company has not entered into any agreements related to material derivative instruments for the years ended December 31, 2004, 2003 and 2002.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, the asset is considered to be impaired, and the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Intangible Assets

Intangible assets consist primarily of FCC broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, the Company ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized on a straight-line basis over the contractual lives or estimated lives of the assets.

The Company evaluates its FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. FCC licenses are evaluated for impairment at the market level. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. The Company also evaluates goodwill in each of its reporting units (markets) for impairment annually, or more frequently if certain circumstances are present.

The Company utilizes independent appraisals in determining the fair value of FCC licenses and goodwill for significant acquisitions. These appraisals principally use the discounted cash flow methodology to determine the value of the FCC licenses. This income approach consists of a quantitative model, which incorporates variables such as market advertising revenues, market revenue share projections, anticipated operating profit margins and various discount rates. The variables used in the analysis reflect historical station and advertising market growth trends, as well as anticipated performance and market conditions. In years subsequent to the appraisals, the Company evaluates each market as of October 1, its annual impairment testing date, to determine if any significant changes have occurred in the market that would adversely impact the value of the FCC licenses, and in some cases, the Company may engage a third party appraiser to assist in this evaluation. The Company reviews the current year’s cash flows of the market compared to the year of the appraisals and the audience share ratings of the market as compared to the year of the appraisals. Multiples of operating cash flow are also considered.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

The Company’s impairment testing for goodwill is performed as of October 1, the Company’s annual impairment testing date, and is determined based primarily on discounted expected future cash flows to be generated from each market. These cash flows are then compared to the net book value of all intangible and tangible assets of each market, including goodwill. If the cash flows exceed the book value of all intangible and tangible assets, then no impairment of goodwill exists. In addition, an estimate of the fair value of the entire Company is calculated based on the Company’s closing stock price on the New York Stock Exchange as of the date of the impairment testing plus long-term debt. This fair value based on the Company’s average stock price is then compared to the discounted cash flows of its markets in the aggregate to ensure that the cash flow computation is reasonable when determining if any impairment of goodwill exists.

The Company has performed its annual impairment analysis of its FCC licenses and goodwill. These analyses make various assumptions about growth rates and market conditions in determining whether an impairment exists. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses or goodwill below the amounts reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods.

FCC Licenses and Renewal

Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. Licenses are renewed through an application to the FCC. A station may continue to operate beyond the expiration date of its license if a timely filed license application is pending. Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet various requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed, although the Company cannot be assured that all of its licenses will be renewed. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s FCC radio station licenses could have a material adverse effect on the Company’s business, financial position, and results of operations.

Some of the Company’s local marketing agreements and joint sales agreements do not comply with the FCC’s new ownership limits. The Company will be required to terminate these agreements or otherwise come into compliance with the FCC’s ownership rules no later than two years after the FCC’s new rules become effective. The Company does not believe that termination of these agreements or its actions to come into compliance with the new rules with respect to these agreements will have a material impact on the Company’s business, financial position or results of operations.

Debt Issuance Costs

The costs related to the issuance of debt are capitalized as other assets and amortized to interest expense using the effective interest rate method over the term of the related debt.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

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

At December 31, 2004, the Company has certain stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Except for the options discussed in Note 9 under the heading “Deferred Stock Compensation” and the Class B common stock purchased by the Company’s CEO discussed in Note 9 under the heading “Common and Preferred Stock”, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net income (loss) applicable to common shares, as reported	$74,568	$(89,570)	$(89,166)
Add: Corporate non-cash stock compensation expense	4,327	10,339	25,886
Deduct: Total stock-based employee compensation expense determined under fair value based method	(12,061)	(13,586)	(27,954)
Incremental tax impact	5,089

Net income (loss) applicable to common shares, pro forma	$71,923	$(92,817)	$(91,234)

Basic net income (loss) per common share:
As reported	$0.58	$(0.83)	$(0.93)
Pro forma	$0.56	$(0.86)	$(0.95)
Diluted net income (loss) per common share:
As reported	$0.54	$(0.83)	$(0.93)
Pro forma	$0.52	$(0.86)	$(0.95)

The incremental tax impact shown in the table above represents the effect of the additional tax benefit that the Company would have accumulated in prior and current periods had compensation expense related to its stock options been recognized utilizing the fair value method.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2004, management has established a valuation allowance for a portion of its state deferred tax assets.

Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net income (loss) per share. Basic net income per share excludes dilution, and for the year ended December 31, 2004 is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. During the year ended December 31, 2004, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), and (2) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense incurred on the convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation. During the year ended December 31, 2003, basic net loss per share is computed by dividing net loss available to common shares by the weighted average number of common shares outstanding, which includes the 96,134,329 shares of Class A common stock outstanding until July 31, 2003 and 122,911,490 shares of common stock outstanding after the Company’s recapitalization and initial public offering (see Note 9), as well as common stock transactions that occurred in the fourth quarter of 2003. During the year ended December 31, 2002, basic net loss per share is computed by dividing net loss available to common shares by the weighted average number of Class A common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the losses of the Company. The Company had options to issue 7,771,125 and 5,958,125 shares of common stock outstanding as of December 31, 2004 and 2003, and options to issue 5,914,250 shares of Class A common stock outstanding as of December 31, 2002. However, these options and, prior to the recapitalization, outstanding shares of Class B common stock (see Note 9) have been excluded from the calculations of diluted net loss per share for the years ended December 31, 2003 and 2002 as their effect is antidilutive during those periods.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the year ended December 31, 2004:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
		(in thousands)
Basic EPS
Income available to common stockholders	$74,568	129,191	$0.58

Effect of Dilutive Securities
Options	—	2,944
Convertible subordinated notes	3,271	11,244

Diluted EPS

Income available to common stockholders and assumed conversions	$77,839	143,379	$0.54

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

Options to purchase 2,553,745 shares of common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2004 because their effect would have been antidilutive.

Revenue Recognition

Broadcasting operations derive revenue primarily from the sale of program time and commercial announcements to local, regional and national advertisers. Net broadcasting revenue is recorded net of agency commissions and is recognized when the programs and commercial announcements are broadcast. Agency commissions are calculated based on a stated percentage applied to gross broadcasting revenue.

Historically, the Company has managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenue and operating expenses of stations operated by the Company under LMAs and JSAs have been included in the Company’s results of operations since the respective effective dates of such agreements.

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

Business and Credit Concentrations

In the opinion of management, credit risk with respect to receivables is limited due to the large number of customers and the geographic diversification of the Company’s customer base. The Company performs credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. At December 31, 2004, 2003 and 2002, no receivable from any customer exceeded 5% of accounts receivable. For the years ended December 31, 2004, 2003 and 2002, no single customer accounted for more than 10% of net broadcasting revenue.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. FASB 123(R) replaces FASB 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the period during which an employee is required to provide service in exchange for the award. This Statement will be effective for the Company in the third quarter of 2005. The Company is currently in the process of evaluating the impact of FASB 123(R).

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements. FIN No. 46 was effective for one transaction

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

entered into by the Company in 2003 (see Note 3). The FASB amended FIN No. 46 in December of 2003. The revised provisions of FIN No. 46 were effective for the Company in the first quarter of 2004. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of the remaining provisions of FIN No. 46 did not have a material impact on the Company’s financial position or results of operations.

3.    Acquisitions and Dispositions

2004 Acquisitions and Dispositions

Completed Acquisitions

During the year ended December 31, 2004, the Company completed six acquisitions for a total of ten radio stations with an aggregate cash purchase price of approximately $157.5 million, including the acquisition of four radio stations in the Memphis, TN market and two radio stations in the Springfield, MA market for an aggregate cash purchase price of approximately $122.2 million.

Additionally, the Company completed its agreement to exchange five of its radio stations in the Bloomington, IL market for two stations in the Harrisburg/Lancaster, PA market and four stations in the Erie, PA market, plus a cash payment to the Company. This transaction resulted in a gain of approximately $1.9 million, which is included in other, net, in the consolidated statements of operations.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. As such, the accompanying consolidated financial statements include the acquired assets and liabilities and the results of operations of the acquired entities from their respective dates of acquisition.

Below is a table that details the preliminary purchase price allocations for all acquisitions completed during the year ended December 31, 2004, as well as adjustments to the purchase price allocations of previously completed acquisitions. The purchase price allocations were based upon available information, and the final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in these financial statements. Adjustments to the purchase price allocation are expected to be finalized in 2005 and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

Asset Description	Acquisition of Memphis Radio Stations	Acquisition of Erie and Lancaster, PA Radio Stations	Other Radio Station Acquisitions	Total	Asset lives
	(in thousands)
Property and equipment, net	$3,832	$2,329	$2,161	$8,322	3-25 years
FCC licenses	62,713	30,645	50,540	143,898	non-amortizing
Goodwill	33,156	5,302	4,760	43,218	non-amortizing
Other intangibles, net	801	1,195	442	2,438	less than one year
Other assets	—	—	48	48
Liabilities assumed	(290)	—	(623)	(913)

Total aggregate purchase price	$100,212	$39,471	$57,328	$197,011

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3.    Acquisitions and Dispositions (Continued)

Completed Dispositions

During the year ended December 31, 2004, the Company sold nine radio stations for an aggregate price of approximately $4.8 million. Additionally, the Company completed its agreement to exchange five of its radio stations in the Bloomington, IL market for two stations in the Harrisburg/Lancaster, PA market and four stations in the Erie, PA market, plus a cash payment to the Company.

Pending Acquisitions and Dispositions

As of December 31, 2004, the Company has four agreements to acquire fourteen radio stations for a combined aggregate purchase price of approximately $51.4 million. Below is a summary of the significant acquisitions executed and periods in which the acquisitions are expected to close:

•	Two radio stations in the Providence, RI market for an aggregate cash purchase price of $14.5 million. The Company expects this acquisition to close in the first quarter of 2005.

•	Seven radio stations in the Tuscaloosa and Birmingham, AL markets for an aggregate cash purchase price of $29.0 million. The Company expects this acquisition to close in the second or third quarter of 2005.

The Company has been operating the stations in Providence, RI under local marketing agreements and expects to operate the stations in Tuscaloosa and Birmingham, AL under local marketing agreements beginning in March 2005.

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

As of December 31, 2004, the Company has two pending asset purchase agreements to sell three radio stations in three markets for an aggregate cash purchase price totaling approximately $8.0 million.

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

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3.    Acquisitions and Dispositions (Continued)

accompanying consolidated statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

For the completed acquisitions, the aggregate purchase price was allocated on a preliminary basis as follows, and the final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price are reflected in the 2004 balances.

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

Completed Dispositions

During the year ended December 31, 2003, the Company completed six dispositions of a total of twelve radio stations for an aggregate price of approximately $16.6 million, including the sale of five stations in Tyler/ Longview, TX for an aggregate purchase price of $6.0 million, of which $5.5 million was in the form of a note. As of December 31, 2004, payments on the note are being paid in accordance with the payment schedule. Due to the limited initial investment by the buyer of the Tyler/Longview, TX stations, this transaction was not accounted for as a sale when consummated.

Pro Forma

The following summarized unaudited pro forma results of operations for the years ended December 31, 2004 and 2003 assume that all significant radio station acquisitions and dispositions during the years ended December 31, 2004 and 2003 occurred as of January 1 of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the significant radio station acquisitions and dispositions occurred as of January 1 of each period presented or the results of operations which may occur in the future.

	Pro Forma Years Ended December 31,
	2004	2003
	(unaudited)	(unaudited)
	(in thousands, except per share amounts)
Net broadcasting revenue	$415,729	$402,930
Net income (loss)	74,817	(96,988)
Basic net income (loss) per common share	0.58	(0.90)
Diluted net income (loss) per common share	$0.54	$(0.90)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4.    Property and Equipment

Property and equipment consisted of the following at December 31:

	2004	2003	Estimated Useful Life
Land	$19,676	$19,098
Buildings and improvements	29,570	28,278	3 to 25 years
Transmitters, towers and studio equipment	78,964	71,199	5 to 10 years
Office furniture, equipment and vehicles	23,639	20,908	2 to 12 years
Construction in progress	3,168	1,651

	155,017	141,134
Less accumulated depreciation and amortization	(61,201)	(43,275)

	$93,816	$97,859

5.    Intangible Assets

Intangible assets consisted of the following at December 31:

Amortizable Intangible Assets	2004	2003
	(in thousands)
Other intangible assets, gross	$19,053	$353,944
Less accumulated amortization	(14,510)	(269,112)

Other intangible assets, net	$4,543	$84,832

Included in other intangible assets, net as of December 31, 2004 and 2003 was $0.2 million and $76.5 million, respectively, related to the Company’s advertiser base asset. As of December 31, 2004, the weighted average amortization period for the advertiser base asset and the remaining balance of other intangible assets is less than one year and approximately 15 years, respectively.

Unamortizable Intangible Assets	December 31, 2004	December 31, 2003
	(in thousands)
FCC licenses	$1,438,448	$1,349,808
Goodwill	661,067	608,646

	$2,099,515	$1,958,454

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

5.    Intangible Assets (Continued)

The changes in the carrying amounts of FCC licenses and goodwill for the years ended December 31, 2003 and 2004 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, December 31, 2002	$1,187,457	$596,287
Station acquisitions and other additions	169,579	13,812
Station disposition and other deletions	(7,228)	(1,453)

Balance, December 31, 2003	1,349,808	608,646
Station acquisitions	143,898	43,218
Station dispositions	(31,046)	(11,581)
Other changes	(24,212)	20,784

Balance, December 31, 2004	$1,438,448	$661,067

Station dispositions and other deletions for the year ended December 31, 2003 include amounts relating to the reclassification of assets in the consolidated balance sheet related to the transfer of stations in the Company’s Tyler/Longview, TX market (see Note 3).

Other changes in the balances of FCC licenses and goodwill for the year ended December 31, 2004 represent primarily adjustments resulting from the finalization of preliminary purchase price allocations.

The amount of the amortization expense for definite-lived intangible assets for the years ended December 31, 2004, 2003 and 2002 was approximately $81.4 million, $121.5 million, and $125.5 million, respectively. As of December 31, 2004, other intangibles, net on the accompanying consolidated balance sheet reflect $4.5 million in unamortized definite-lived intangible assets.

During the third quarter of 2004, the Company reevaluated the remaining useful life of its advertiser base asset. The Company revised the useful life, which resulted in additional amortization expense of approximately $8.0 million in the second half of 2004.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding years ended December 31 for definite-lived assets:

Amortization Expense
(in thousands)
2005	$1,670
2006	696
2007	211
2008	159
2009	138

$2,874

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consisted of the following:

	2004	2003
	(In thousands)
Accounts payable	$4,635	$5,467
Compensation, commissions and accrued bonuses	6,163	5,013
Interest	3,326	385
Prepaid advertising and reimbursements	2,321	1,499
Employee benefits	2,777	3,128
National sales commissions	1,557	2,069
Accruals for radio station acquisitions	4	3,007
Property and income tax payable	735	389
Accrual for stock repurchase transactions in December 2004	1,453	—
Other accrued liabilities	9,093	5,562

	$32,064	$26,519

7.    Senior Debt

In connection with the Acquisition, the Company entered into a credit facility (the “Credit Agreement”) dated as of April 3, 2001. The Credit Agreement provided for (a) Term A Loans of $250.0 million and Term B Loans of $250.0 million and (b) revolving loans (the “Revolving Loan Facility”) available through June 26, 2008 in an aggregate principal amount at any one time outstanding not in excess of $200.0 million.

Effective January 31, 2003, the Company’s Credit Agreement was amended, decreasing the Term B Loan from $250.0 million to $200.0 million. The repayment of the Term B Loan was financed through borrowings under the Revolving Loan Facility. On March 31, 2003, the Company repaid an additional $34.0 million on the Term A and B Loans with borrowings under the Revolving Loan Facility.

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

Effective December 10, 2003, the Company again amended its Credit Agreement. In connection with the amendment of the Credit Agreement, the Company wrote off deferred financing costs of $1.2 million in the fourth quarter of 2003. This amount is also included as write off of deferred financing costs due to extinguishment of debt in the accompanying consolidated statements of operations. As of December 31, 2003, other assets, net on the accompanying consolidated balance sheet reflects approximately $4.2 million of deferred financing fees (net of accumulated amortization) related to the Senior Debt.

In August 2004, the Company entered into a new senior credit agreement (the “Senior Credit Facility”) that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, the Company

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7.    Senior Debt (Continued)

repaid amounts outstanding under the previous Credit Agreement and wrote off approximately $3.0 million in deferred financing costs. This amount is included as write off of deferred financing costs due to extinguishment of debt on the accompanying consolidated statements of operations.

Below is a table that sets forth the rates and the amounts borrowed under the Company’s senior debt facilities as of December 31:

	2004		2003
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Term A	$—		$69,111	2.19%
Revolving Loan	—		99,000	2.17 to 4.00%
Revolving Loan	286,000	2.35 to 3.05%	—

The increase in borrowings under the Company’s senior debt was primarily due to the acquisition of radio stations during 2004 and the repurchase of the Company’s common stock (see Note 9).

The amount available under the Company’s Senior Credit Facility at December 31, 2004 was $314.0 million in the form of revolving credit commitments. This excludes approximately $2.2 million in letters of credit outstanding as of December 31, 2004. The Company’s ability to borrow under its Senior Credit Facility is limited by its ability to comply with several financial covenants as well as a requirement that it make various representations and warranties at the time of borrowing.

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

The Company’s Senior Credit Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments or loans, enter into derivative contracts, or change the nature of its business. At December 31, 2004, the Company was in compliance with all non-financial covenants under its Senior Credit Facility.

The Company’s Senior Credit Facility contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At December 31, 2004, the Company was in compliance with all financial covenants under its Senior Credit Facility.

8.    Subordinated Debt and Convertible Subordinated Notes

On June 26, 2001, the Company completed the issuance of $500.0 million principal amount of 6% Subordinated Debentures (“6% Debentures”). On February 18, 2004, the Company sold 9,630,000 shares of the

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8.    Subordinated Debt and Convertible Subordinated Notes (Continued)

Company’s common stock at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discounts of approximately $6.6 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of 6% Debentures. In connection with the repayment of the 6% Debentures, the Company wrote off deferred financing costs of approximately $10.6 million, which is presented as write off of deferred financing costs due to extinguishment of debt on the accompanying consolidated statements of operations. The convertible subordinated notes are due February of 2011 and were issued in a private placement to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. The notes bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at a conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. The Company may redeem the notes at any time prior to maturity if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holders. Holders may require the Company to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the convertible subordinated notes). On May 13, 2004, the Company’s shelf registration covering resales of its convertible subordinated notes became effective with the Securities and Exchange Commission.

9.    Shareholders’ Equity

Common and Preferred Stock

Citadel Broadcasting Corporation was incorporated in Delaware in 1993 and was capitalized by partnerships affiliated with FL&Co. in connection with the Acquisition. The initial capitalization consisted of 96,134,329 shares of Class A common stock at approximately $10.51 per share and 7,485,596 shares of Class B common stock at $3.50 per share for a total capital contribution of approximately $1,036.2 million. The shares of Class B common stock were acquired by officers or employees of Citadel Communications at the time of the Acquisition, and a portion of the purchase price included full recourse notes of approximately $4.5 million (the “Shareholder Notes”) for the shares of Class B common stock. The Shareholder Notes bear interest at 5.02%. The Shareholder Notes and accrued interest are reported as a reduction to the Company’s shareholders’ equity. In February 2002, the Company and the CEO agreed that the CEO would purchase $4.0 million of shares of the Company’s Class B common stock at $3.50 per share, when the fair value of the Class B common stock was $4.83 per share, in connection with his joining the Company. The CEO paid for these shares in April 2002. The total amount of deferred compensation recorded was approximately $1.5 million. The deferred compensation is being charged to compensation expense over the vesting period of the shares. During the years ended December 31, 2004, 2003 and 2002, such expense was approximately $0.2 million, $0.4 million and $1.0 million, respectively. During 2002, the Company repurchased all of the shares of Class B common stock held by certain former executives at cost for approximately $16.3 million. Concurrent with the repurchase of the shares of Class B common stock, the former executives repaid approximately $1.7 million in Shareholder Notes and approximately $0.1 million in accrued interest related to the Shareholder Notes.

Shares of Class B common stock are the subject of a shareholder’s agreement under which each share, until vested, is subject to repurchase upon termination of employment. The Company’s purchase price for the shares is the shareholder’s cost, unless the shareholder engages in prohibited or competitive activities or criminal acts, or grossly or willfully neglects his or her duties. In such cases, the Company has the option to purchase the shares for the lesser of the shareholder’s cost or the book value per share. If a shareholder’s employment is terminated without cause, the shareholder may require the Company to repurchase the shares at the shareholder’s cost, except that in the case of

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9.    Shareholders’ Equity (Continued)

termination by reason of death, permanent disability or adjudicated incompetency, the purchase price of the shares is fair value. The shares of Class B common stock that management other than the CEO purchased vest at a rate of 20% per year beginning June 26, 2002. Twenty-five percent of the CEO’s shares of Class B common stock vested on March 4, 2002, and the remaining stock that he purchased vests at a rate of 25% per year beginning March 4, 2003. Further, under the shareholder’s agreement, shares of Class B common stock will only be transferable together with shares of Class A common stock transferred by FL&Co. until FL&Co.’s ownership falls below 20%.

Immediately prior to an initial public offering, the outstanding shares of Class B common stock may be exchanged for shares of Class A common stock and the shares of Class A common stock will be redesignated as common stock. The exchange ratio will be determined on the basis of the relative fair market value of the shares of Class A and Class B common stock. The aggregate fair value of the two classes of stock will be based upon the value of the Company’s total equity. This exchange occurred during 2003 and is discussed below.

The initial capitalization of Citadel Broadcasting Corporation also included the rollover of 613,220 shares of the common stock of Citadel Communications, held prior to the merger, into stock of Citadel Broadcasting Corporation. These shares were held by certain members of Citadel Communications’ management and, therefore, the Company has recorded a reduction of additional paid-in-capital of approximately $37.4 million (the “reduction for carryover of predecessor cost basis”) to reflect investments made by these pre-merger shareholders of Citadel Communications in Citadel Broadcasting Corporation at the cost basis of their investment in Citadel Communications.

During 2003, the Company repurchased 1,199,957 shares of Class B common stock held by former officers and employees at cost in accordance with the shareholder’s agreement for an aggregate purchase price of approximately $4.2 million.

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

The Company’s initial public offering registration statement with the Securities and Exchange Commission was declared effective on July 31, 2003, and the Company issued 25.3 million shares (which includes the over- allotment option exercised by the underwriters for 3.3 million shares) of its common stock at $19.00 per share for an aggregate gross sales price of $480.7 million. The proceeds from the sale of the stock, net of underwriting commissions of approximately $28.8 million, were paid to the Company on August 6, 2003. Additionally, the Company incurred approximately $3.9 million of other stock issuance costs related to the initial public offering. In connection with this initial public offering, the Company completed a recapitalization immediately prior to, or simultaneously with, the closing as follows:

•	each outstanding share of Class B common stock was exchanged for .518 shares of Class A common stock;

•	the Class A common stock was redesignated as common stock; and

•	the certificate of incorporation was amended and restated to reflect a single class of common stock, par value $.01 per share.

After the recapitalization described above, the Company had 122,911,490 shares of common stock outstanding. The shares of Class B common stock converted to shares of Class A common stock and redesignated as common stock remain subject to the terms of the shareholders’ agreements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9.    Shareholders’ Equity (Continued)

On December 31, 2003, the Company repurchased 53,271 shares of common stock held by a former officer, at cost, in accordance with the shareholder’s agreement for an aggregate purchase price of approximately $0.4 million.

On February 18, 2004, the Company sold 9,630,000 shares, and certain shareholders sold 20,000,000 shares, of the Company’s common stock at $19.00 per share, before underwriting discounts of $0.66 per share. Additionally, the Company concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discounts of approximately $6.6 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of 6% Debentures.

Treasury Stock

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of its outstanding common stock. As of December 31, 2004, the Company had repurchased approximately 7.7 million shares of its common stock for an aggregate amount of approximately $108.2 million under these repurchase programs.

Deferred Stock Compensation

In March 2002, the Company granted 4,150,000 options to purchase shares of Class A common stock to its CEO. The options have a term of ten years and have a per share exercise price of $3.50. These options are generally only exercisable by the CEO during his lifetime and are not transferrable. One-quarter of the options vested on the grant date, and an additional one-quarter will vest on each of the first, second and third anniversaries of the grant date. In addition, the CEO is required to enter into a shareholder’s agreement, which generally provides that the shares of Class A common stock issued upon exercise of the options may not be sold, assigned or otherwise transferred, except by will or in accordance with the shareholder’s agreement. At the grant date, the fair value of the Class A common stock was $13.05 per share. The total amount of deferred compensation recorded was approximately $39.6 million. The deferred compensation is being charged to compensation expense over the vesting period of the options. During the years ended December 31, 2004, 2003 and 2002, such expense was approximately $4.2 million, $10.0 million and $24.9 million, respectively.

Stock Option Plan

In October 2002, the Company adopted the Citadel Broadcasting Corporation 2002 Long-Term Incentive Plan (the “Plan”) pursuant to which the Company’s board of directors can grant options to officers, employees, directors and independent contractors. At December 31, 2003, the total number of shares of Class A common stock that remain authorized, reserved and available for issuance under the Plan was 3,191,875, and at December 31, 2004, the total number of shares of common stock that remain authorized, reserved and available for issuance under the Plan was 1,347,125, not including shares underlying outstanding grants. Stock options are generally granted with an exercise price equal to the common stock’s fair market value at the date of grant. Generally, stock options granted under the Plan vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or termination of employment.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9.    Shareholders’ Equity (Continued)

Stock option activity for the Company, including options granted to the CEO outside of the plan, is summarized as follows:

	Options	Weighted Average Exercise Price per Share	Exercisable Options
Outstanding, January 1, 2002	—	$—
Granted	5,917,250	7.23
Canceled	(3,000)	16.00

Outstanding, December 31, 2002	5,914,250	7.23	1,037,500
Granted	446,000	17.29
Exercised	(7,250)	16.00
Canceled	(394,875)	16.00

Outstanding, December 31, 2003	5,958,125	$7.39	2,417,189
Granted	2,190,000	18.54
Exercised	(24,500)	16.00
Canceled	(352,500)	17.73

Outstanding, December 31, 2004	7,771,125	$10.04	3,807,190

The weighted average fair value of options granted in 2004, 2003 and 2002 was $5.91, $5.89 and $7.96 per share, respectively. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2004: risk-free interest rate of approximately 3%; dividend yield of $0.0; expected life of five years; and volatility of approximately 30%. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2003: risk-free interest rate of 3.86%; dividend yield of $0.0; expected life of five years; and volatility of 67.5%. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2002: risk-free interest rate of 3.86%; dividend yield of $0.0; expected life of five years; and volatility of zero.

	Options Outstanding			Options Exercisable
	Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2004	Weighted Average Exercise Price
$3.50	4,150,000	7.2 years	$3.50	3,112,500	$3.50
$12.71—$14.75	97,500	9.7 years	$13.70	—
$16.00	1,454,500	7.9 years	$16.00	663,625	$16.00
$16.94—$19.00	487,000	9.1 years	$17.30	16,750	$19.00
$19.20	1,530,500	9.1 years	$19.20	—
$20.20	51,625	8.7 years	$20.20	14,315	$20.20

$3.50 to $20.20	7,771,125	7.8 years	$10.04	3,807,190	$5.81

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10.    Non-cash Charge Related to Contract Obligations

Operating income for 2004 reflects a non-cash charge of approximately $16.4 million primarily due to the Company’s settlement with its previous national representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with the previous representation firm and entered into a new long term contract with the Company. The deferred amount related to this contract is included in other long term obligations in the accompanying consolidated balance sheets. The non-cash charge will be amortized over the life of the new contract, which expires on September 30, 2011.

11.    Income Taxes

The income tax benefit for the year ended December 31, 2002 was limited by the increase in the valuation allowance related to the Company’s deferred tax assets. No benefit was recognized for losses for the year ended December 31, 2003 due to increases in the Company’s valuation allowance. Further, income tax expense was recognized during 2003 due to amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of. The income tax benefit for the year ended December 31, 2004 was primarily due to the reversal of a substantial portion of the Company’s valuation allowance associated with its deferred tax assets, the most significant of which was the Company’s net operating loss carryforward. The Company believes the net operating loss will be utilized within the carryforward period. This determination is based on management’s estimates of future taxable income; to the extent that actual results differ materially from management’s estimates, an increase in the valuation allowance could be required.

At December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes of approximately $191.1 million. The federal net operating loss carryforwards expire as follows:

Year of Expiration	Net Operating Loss Carryforward
(In millions)
December 31, 2018	$17.9
December 31, 2019	20.6
December 31, 2020	112.8
December 31, 2021	17.1
December 31, 2022	19.2
December 31, 2023	3.5

Total federal loss carryforwards:	$191.1

For state income tax purposes, the Company has approximately $121.0 million in net operating loss carryfowards, of which approximately $11.4 million is subject to a valuation allowance. The net operating loss carryforwards expire in 2005 through 2019. The determination of the state net operating loss carryforwards is dependent upon the federal net operating loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of the state net operating loss carryforwards. Utilization of such federal and state net operating losses is subject to certain limitations under federal and state income tax laws.

At September 30, 2004, the Company determined that tax benefits associated with previously reserved net deferred tax assets were more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences. The Company’s assessment indicated that the forecasted taxable income would be sufficient to offset the previously reserved net deferred tax assets. As a result, the Company recorded a tax benefit resulting from the reduction of the previously recorded valuation allowance against net deferred tax assets.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.    Income Taxes (Continued)

The components of the income tax (benefit) expense for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in thousands)
Current tax expense (benefit):
Federal	$668	$—	$(309)
State	1,888	1,421	1,368

	2,556	1,421	1,059

Deferred tax (benefit) expense:
Federal	(60,547)	23,187	(13,663)
State	(5,822)	3,400	(1,615)

	(66,369)	26,587	(15,278)

Total income tax (benefit) expense	$(63,813)	$28,008	$(14,219)

Reconciliations of the income tax (benefit) expense as compared to the tax (benefit) expense calculated by applying the federal statutory rate of 35% for the years ended December 31, 2004, 2003 and 2002 to the income (loss) before income taxes are as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in thousands)
Federal statutory rate applied to the income (loss) from continuing operations before income taxes	$3,764	$(21,547)	$(36,182)
State tax expense (benefit), net of federal benefit/tax and franchise taxes	1,544	3,127	(160)
Nondeductible meals and entertainment	443	269	354
Change in federal and state valuation allowance	(71,785)	46,159	21,771
Non-deductible goodwill of disposed stations	2,244	—	—
Other	(23)	—	(2)

	$(63,813)	$28,008	$(14,219)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.    Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance at December 31 are as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$1,389	$1,544
Net operating loss carryforwards	74,313	86,685
State income tax	14,009	13,978
Accrued liabilities and other obligations not currently deductible	15,518	9,041
Compensation related to stock options	16,072	14,908
Other	1,054	388

Total deferred tax assets	122,355	126,544
Valuation allowance	(698)	(74,275)

Net deferred tax assets	121,657	52,269

Deferred tax liabilities:
Property and equipment	(9,502)	(9,431)
Intangible assets	(336,368)	(336,931)

Total deferred tax liabilities	(345,870)	(346,362)

Net deferred tax liabilities	$(224,213)	$(294,093)

At December 31, 2004, the Company has an alternative minimum tax (“AMT”) credit carryforward of approximately $1.0 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations. The Company maintains a reserve of approximately $3.9 million related to various income tax contingencies.

12.    Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 is as follows.

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2002	$4,162	$6,990	$(6,831)	$4,321
Year ended December 31, 2003	4,321	2,362	(2,931)	3,752
Year ended December 31, 2004	3,752	3,008	(3,383)	3,377

13.    Fair Value of Financial Instruments

The following summary presents a description of the methodologies and assumptions used to determine the estimated fair values for the Company’s financial instruments as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

Limitations

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. They are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13.    Fair Value of Financial Instruments (Continued)

discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

Since the fair value is estimated, the amounts that will actually be realized, or paid at settlement or maturity of the instruments, could be significantly different.

The Company’s significant financial instruments and the methods used to estimate their fair values are as follows:

Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities:    The carrying amount is assumed to be the fair value because of the liquidity or short-term maturity of these instruments.

Senior Debt and Other Long-Term Obligations:    The terms of the Company’s Senior Debt and Other Long-Term Obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

Convertible Subordinated Notes:    Based on a model that takes into account various factors, the estimated fair value of the Company’s convertible subordinated notes at December 31, 2004 was $301.5 million compared to the Company’s carrying value of $330.0 million.

The Company believes that it is not practicable to estimate the fair value of the 6% Debentures as of December 31, 2003 because of (i) the fact that the 6% Debentures were issued in connection with the issuance of the original equity of the Company at the date of Acquisition as an investment unit, (ii) the related party nature of the 6% Debentures and (iii) the lack of comparable securities.

14.    Related Party Transactions

The Company reimburses FL&Co. and its affiliates for expenses paid on the Company’s behalf and receives reimbursements from FL&Co. for expenses paid by the Company on its behalf, including travel and related expenses, and office and other miscellaneous expenses. During the years ended December 31, 2004, 2003 and 2002, the Company reimbursed FL&Co. and its affiliates a net amount of approximately $1.7 million, $1.8 million and $1.2 million, respectively. FL&Co. also provides use of office space to certain of the Company’s executive officers and employees at no cost.

FL Aviation Corp., an affiliate of FL&Co., operates and maintains the Company’s corporate aircraft at cost. In connection therewith, the Company reimburses all costs incurred by FL Aviation Corp. in operating the aircraft.

15.    Commitments and Contingencies

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

Litigation

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15.    Commitments and Contingencies (Continued)

injuries and deaths of certain concertgoers at a Rhode Island nightclub. The complaint contains multiple causes of action, only a small number of which are brought against the Company. The Company’s involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. The complaint alleges, among other things, that the organizers and sponsors of the concert failed to control crowd size, failed to obtain pyrotechnic permits, failed to inspect fireproofing at the club and failed to maintain emergency exits in workable condition, which contributed to the injuries and deaths of plaintiffs when pyrotechnic devices on the stage ignited soundproofing materials adjacent to the stage during the concert. The complaint alleges that the Company was a co-sponsor of the concert and asserts claims against the Company based on theories of joint venture liability and negligence. On October 3, 2003, the action was transferred to the United States District Court, District of Rhode Island, where it subsequently was consolidated with other nightclub-related litigations for the purposes of pre-trial discovery and motion practice. Since the action was filed, plaintiffs twice have amended their complaint, though the claims against the Company remain substantively the same. On January 27, 2005, the Company filed an Answer to the complaint, substantially denying plaintiffs’ allegations against the Company. The Company believes that plaintiffs’ claims against the Company are without merit and intends to defend these claims vigorously.

On or about January 6, 2005, plaintiffs in three other actions related to the February 20, 2003 fire at The Station—Guindon et al. v. American Foam Corp. et al. (C.A. No. 03-335-L), Roderiques v. American Foam Corp. et al. (C.A. No. 04-26-L) and Sweet v. American Foam Corp. et al. (C.A. No. 04-56-L)—adopted wholesale all of the claims asserted in the action described in the paragraph above, including those against the Company. Plaintiffs’ inclusion of the Company as a defendant in these actions was inadvertent and, on or about January 28, 2005, the Guindon plaintiffs and the Company entered into a stipulation whereby plaintiffs dismissed that action as to the Company. On or about February 3, 2005, the Company and plaintiffs in both Roderiques and Sweet entered into stipulations whereby plaintiffs dismissed their respective actions as to the Company. The Company does not believe that the outcome of this litigation will have a material adverse impact on its financial position, results of operations or cash flows.

In February 2005, the Company received a subpoena from the Office of Attorney General of the State of New York, as have some of the other radio broadcasting companies operating in the State of New York. The subpoenas were issued in connection with the New York Attorney General’s investigation of record company promotional practices. The Company is cooperating with this investigation. At this time, it is not possible to determine the outcome of this investigation.

The Company is involved in certain other legal actions and claims that arose in the ordinary course of the Company’s business. Management believes that such litigation and claims will be resolved without a material effect on the Company’s financial position, results of operations, or cash flows.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15.    Commitments and Contingencies (Continued)

Lease Commitments

The Company leases certain studio buildings, tower sites, transmitters and equipment, automobiles and office equipment. The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 2004:

Year Ended	Commitments	Sublease Rentals	Net Lease Commitments
	(In thousands)
2005	$6,172	$(184)	$5,988
2006	5,142	(117)	5,025
2007	4,376	(108)	4,268
2008	3,582	(95)	3,487
2009	2,974	(97)	2,877
Thereafter	14,573	(8)	14,565

	$36,819	$(609)	$36,210

Total rental expense was approximately $7.3 million, $6.6 million, and $6.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Contractual Commitments

The Company has entered into binding contracts in the normal course of business related to sports broadcasting, employment of personnel, and other goods and services utilized in our operations.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan for all employees who are at least 21 years of age and, if full time, have completed 60 days of service, or, if part time, have worked at least 1,000 hours. Under the 401(k) plan, eligible employees can contribute up to 20% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Code. Participants vest immediately in their contributions, and participants’ rights to amounts contributed by the Company vest on a graded schedule over a five-year period. Each year, for participants who have completed one year of service, the Company may, at the discretion of the board of directors, contribute a matching contribution equal to 100% of the participants’ elective deferral contribution up to 2% of their regular annual earnings. The Company may also make discretionary contributions as approved by the board of directors. For the years ended December 31, 2004, 2003, and 2002, the Company made matching contributions to the 401(k) plan of approximately $1.0 million, $1.4 million, and $1.5 million, respectively.

16.    Subsequent Events

The Company completed the acquisition of two radio stations in the Providence, RI market on January 31, 2005 for a purchase price of $14.5 million. The Company also completed the sale of three radio stations for an aggregate purchase price of $8.0 million in January 2005.

Subsequent to December 31, 2004, the Company entered into an agreement to sell two radio stations in one market for a cash purchase price of $4.5 million.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16.    Subsequent Events (Continued)

During the period from January 1, 2005 through February 28, 2005, the Company repurchased approximately 2.1 million shares of its common stock for an aggregate amount of approximately $30.2 million under its repurchase programs.

17.    Quarterly Financial Data (unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except share and per share amounts)
2003:
Net broadcasting revenue	$77,172	$95,429	$96,707	$102,201
Operating (loss) income	(13,794)	1,469	3,430	4,932
Net loss	(33,842)	(18,954)	(23,153)	(13,621)

Basic and diluted net loss per common share	$(0.35)	$(0.20)	$(0.20)	$(0.11)

Weighted average common shares outstanding	96,134,329	96,134,329	113,888,751	122,915,819

2004:
Net broadcasting revenue	$86,918	$107,284	$107,524	$109,769
Operating (loss) income	(3,847)	12,297	6,138	27,127
Net (loss) income	(29,528)	275	90,066	13,755

Basic net (loss) income per common share	$(0.23)	$0.00	$0.69	$0.11

Diluted net (loss) income per common share	$(0.23)	$0.00	$0.62	$0.10

Weighted average common shares outstanding—Basic	127,421,249	132,506,216	130,672,414	126,182,447

Weighted average common shares outstanding—Diluted	127,421,249	135,660,294	146,473,239	142,046,291

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors.

Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Citadel Broadcasting Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Citadel Broadcasting Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 11, 2005

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

Directors, Executive Officers and Other Significant Personnel

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, the information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents incorporated by reference or filed with this report:

(1)	Audited consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002.

(2)	Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2001, by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.2	Letter Agreement dated January 15, 2001 by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.3	Amendment No. 1, dated March 13, 2001, to Merger Agreement dated as of January 15, 2001 by and among the Registrant, Citadel Communications Corporation and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.3 to the Registration Statement on form S-1 (No. 333-89844)).

2.4	Letter Agreement, dated March 22, 2001 by and among Citadel Communications Corporation, the Registrant and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

3.2	Form of Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

No.	Description
4.2	Indenture dated as of February 18, 2004 between Registrant and the Bank of New York, as trustee, in respect of Registrant’s 1.875% Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s annual report for the year ended December 31, 2003 on Form 10-K).

10.1	The Registrant’s 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1(No. 333-89844)).

10.2	Stockholder’s Agreement, dated May 21, 2003, between the Registrant and Judith A. Ellis (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.3	Stockholder’s Agreement, dated June 26, 2001, between the Registrant and Randy L. Taylor (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.4	Registration Rights Agreement, dated June 26, 2001, among the Registrant, Citadel Communications Corporation, Citadel Broadcasting Company, Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Lawrence R. Wilson and Rio Bravo Enterprise Associates, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.5	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.6	Credit Agreement, dated as of August 17, 2004, among Citadel Broadcasting Company, the Registrant, certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Wachovia Bank, National Association, as Syndication Agents, and Suntrust Bank and Harris Nesbitt Financing, Inc. (d/b/a Harris Nesbitt), as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report for the quarterly period ended September 30, 2004 on Form 10-Q).

10.7	Management Rights Letter, dated June 26, 2001 between the Registrant, Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.8	Letter, dated February 15, 2002, from Theodore J. Forstmann to Farid Suleman setting forth the terms of Mr. Suleman’s employment as chief executive officer of the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.9	Stock Option Agreement, dated April 23, 2002, between the Registrant and Farid Suleman (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.10	Letter Agreement, dated June 4, 2002, between the Registrant and Farid Suleman amending the Stock Option Agreement dated April 23, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.11	Stockholder’s Agreement, dated April 23, 2002, between the Registrant and Farid Suleman (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

No.	Description
10.12	Letter Agreement, dated April 10, 2002, among Lawrence R. Wilson, Molly and Associates, LLC, Rio Bravo Limited, LLC and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.13	Aircraft Management Agreement, dated October 1, 2002, as amended by Amendment No. 1 dated February 27, 2003, between the Registrant and FL Aviation Corp. (FL) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-112270)).

10.14	Recourse Secured Promissory Note, dated June 26, 2001, between the Registrant and Randy L. Taylor (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.18	Letter, dated July 17, 2003, from the Registrant to Farid Suleman clarifying certain terms of Mr. Suleman’s employment (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.19	Registration Rights Agreement dated as of February 18, 2004 between the Registrant and the initial purchasers of the Registrant’s 1.875% Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s annual report for the year ended December 31, 2003 on Form 10-K).

21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form S-1 (No. 33-89844)).

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signature	Title	Date

/S/ FARID SULEMAN Farid Suleman	Chief Executive Officer and Chairman (principal executive officer)	March 14, 2005

/S/ RANDY L. TAYLOR Randy L. Taylor	Vice President-Finance and Secretary (principal financial and accounting officer)	March 14, 2005

/S/ KATHERINE BROWN Katherine Brown	Director	March 14, 2005

/S/ DAVID W. CHECKETTS David W. Checketts	Director	March 14, 2005

/S/ J. ANTHONY FORSTMANN J. Anthony Forstmann	Director	March 14, 2005

/S/ THEODORE J. FORSTMANN Theodore J. Forstmann	Director	March 14, 2005

/S/ GORDON A. HOLMES Gordon A. Holmes	Director	March 14, 2005

/S/ SANDRA J. HORBACH Sandra J. Horbach	Director	March 14, 2005

/S/ MICHAEL A. MILES Michael A. Miles	Director	March 14, 2005

/S/ CHARLES P. ROSE, JR. Charles P. Rose, Jr.	Director	March 14, 2005

/S/ HERBERT J. SIEGEL Herbert J. Siegel	Director	March 14, 2005