Form 10-Q
period 2005-03-31
CITADEL BROADCASTING CORP
filed 2005-05-10
CIK 1174527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, net of shares held in treasury, there were 122,128,655 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q
March 31, 2005

INDEX

PART I FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS (unaudited)	3
Consolidated Condensed Balance Sheets	3
Consolidated Condensed Statements of Operations	4
Consolidated Condensed Statements of Cash Flows	5
Notes to Consolidated Condensed Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 4. CONTROLS AND PROCEDURES	23

PART II OTHER INFORMATION	23

ITEM 1. LEGAL PROCEEDINGS	23
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	23
ITEM 6. EXHIBITS	24

SIGNATURES	24

EXHIBIT INDEX	25

FORWARD-LOOKING INFORMATION

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Citadel Broadcasting Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Citadel Broadcasting Corporation undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,875	$948
Accounts receivable, net	65,833	74,908
Prepaid expenses and other current assets (including deferred income
tax assets of $23,838 as of March 31, 2005 and December 31, 2004)	27,554	26,369
Total current assets	96,262	102,225

Property and equipment, net	90,461	93,816
FCC licenses	1,448,016	1,438,448
Goodwill	658,870	661,067
Other intangibles, net	3,724	4,543
Other assets, net	15,117	15,599
Total assets	$2,312,450	$2,315,698

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,808	$32,064
Current maturities of other long-term liabilities	235	231
Total current liabilities	26,043	32,295

Senior debt	302,500	286,000
Convertible subordinated notes	330,000	330,000
Other long-term liabilities, less current maturities	38,152	38,968
Deferred income tax liabilities	256,985	248,052
Total liabilities	953,680	935,315

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at March 31, 2005 and December 31, 2004; no shares issued or
outstanding at March 31, 2005 and December 31, 2004	-	-
Common stock, $.01 par value – authorized, 500,000,000 shares at
March 31, 2005 and December 31, 2004; issued, 132,519,969
at March 31, 2005 and December 31, 2004; outstanding,
122,508,155 and 124,869,719 shares at March 31, 2005 and
December 31, 2004	1,325	1,325
Treasury stock, at cost, 10,011,814 and 7,650,250 shares at
March 31, 2005 and December 31, 2004	(142,331)	(108,235)
Additional paid-in capital	1,645,688	1,645,691
Deferred compensation	-	(601)
Accumulated deficit	(145,912)	(157,797)
Total shareholders' equity	1,358,770	1,380,383
Total liabilities and shareholders’ equity	$2,312,450	$2,315,698

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004

Net broadcasting revenue	$92,035	$86,918

Operating Expenses:
Cost of revenues, exclusive of
depreciation and amortization shown separately below	27,671	25,641
Selling, general and administrative	28,792	28,902
Corporate general and administrative	3,235	2,601
Corporate non-cash stock compensation	601	1,746
Local marketing agreement fees	466	527
Depreciation and amortization	5,672	31,520
Other, net	(494)	(172)
Operating expenses	65,943	90,765

Operating income (loss)	26,092	(3,847)

Non-operating expenses:
Interest expense, net, including amortization of debt
issuance costs of $460 and $520, respectively	4,518	6,228
Write off of deferred financing costs due to
extinguishment of debt	-	10,649

Non-operating expenses, net	4,518	16,877

Income (loss) before income taxes	21,574	(20,724)
Income tax expense	9,689	8,804

Net income (loss)	$11,885	$(29,528)

Net income (loss) per share - basic	$0.10	$(0.23)
Net income (loss) per share - diluted	$0.09	$(0.23)

Weighted average common shares outstanding:
Basic	123,205,190	127,421,249
Diluted	139,156,791	127,421,249

See accompanying notes to consolidated condensed financial statements

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$11,885	$(29,528)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	5,672	31,520
Write off of deferred financing costs due to extinguishment of debt	-	10,649
Amortization of debt issuance costs	460	520
Gain on sale of assets	(499)	(167)
Deferred income taxes	8,933	8,087
Stock compensation expense	601	1,746
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,962	14,161
Prepaid expenses and other current assets	(1,279)	(1,605)
Accounts payable, accrued liabilities and other liabilities	(7,617)	(6,549)
Net cash provided by operating activities	27,118	28,834

Cash flows from investing activities:
Capital expenditures	(1,510)	(2,066)
Cash paid to acquire stations	(14,672)	(112,057)
Proceeds from sale of assets	7,949	2,811
Other assets, net	290	1,788
Net cash used in investing activities	(7,943)	(109,524)

Cash flows from financing activities:
Retirement of subordinated debt	-	(500,000)
Issuance of convertible subordinated notes	-	330,000
Debt issuance costs	-	(6,600)
Proceeds from senior debt	27,500	97,000
Principal payments on senior debt	(11,000)	(14,000)
Principal payments on other long-term liabilities	(80)	(160)
Repayment of shareholder notes	-	1,208
Proceeds from public stock offerings, net of costs incurred	-	175,562
Exercise of stock options, net of costs incurred	-	100
Purchase of shares held in treasury	(33,668)	-
Net cash (used in) provided by financing activities	(17,248)	83,110

Net increase in cash and cash equivalents	1,927	2,420

Cash and cash equivalents, beginning of period	948	3,467

Cash and cash equivalents, end of period	$2,875	$5,887

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Supplemental schedule of investing activities

The Company completed various radio station acquisitions during the three months ended March 31, 2005 and 2004. In connection with these acquisitions, certain liabilities were assumed.

Fair value of assets acquired	$15,232	$112,225
Cash paid to acquire stations	(14,672)	(112,057)
Liabilities assumed	$560	$168

Supplemental schedule of cash flow information

Cash Payments:
Interest	$5,296	$5,049
Income taxes	679	653
Barter Transactions:
Equipment purchases through barter	106	72
Barter Revenue - included in gross broadcasting revenue	2,306	2,094
Barter Expenses - included in cost of revenues	2,264	1,982

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

Description of Business

In January 2001, Citadel Broadcasting Corporation, formed by affiliates of Forstmann Little & Co. (“FL&Co.”), entered into an agreement with Citadel Communications Corporation (“Citadel Communications”) to acquire substantially all of the outstanding common stock of Citadel Communications (the “Acquisition”) in a leveraged buyout transaction. Citadel Broadcasting Company (“Citadel Broadcasting”) is a wholly-owned subsidiary of Citadel Communications. In July 2004, Citadel Communications was liquidated into Citadel Broadcasting Corporation.

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

Principles of Consolidation and Presentation

The accompanying unaudited consolidated condensed financial statements include Citadel Broadcasting Corporation, Citadel Communications (until it was liquidated into Citadel Broadcasting Corporation in July 2004) and Citadel Broadcasting (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform them to the current year presentation.

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts based on historical experience of bad debts as a percent of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	March 31, 2005	December 31, 2004
	(in thousands)

Trade receivables	$68,760	$78,285
Allowance for doubtful accounts	(2,927)	(3,377)
Accounts receivable, net	$65,833	$74,908

Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143. FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 and is effective for the Company no later than December 31, 2005. The Company does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, Share-Based Payment (“SAB 107”).  SAB 107 assists registrants in their implementation of FASB Statement No. 123(R), Share-Based Payment, and does not change any of the requirements therein. Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of FASB Statement 123 (revised 2004), Share-Based Payment.  The SEC rule provides that Statement 123(R) is now effective for the Company beginning January 1, 2006.

2. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the requirements of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires disclosure of the pro forma effects on net income and earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based awards to employees been based on the fair value at the grant dates in accordance with the fair value provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share for the three-month periods ended March 31, 2005 and 2004 would have been changed to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands, except per share amounts)
	(unaudited)
Net income (loss) applicable to common shares, as reported	$11,885	$(29,528)
Add: Corporate non-cash stock compensation expense	601	1,746
Deduct: Total stock-based employee compensation expense determined under fair value method	(2,425)	(3,444)
Incremental tax impact	720	-
Net income (loss) applicable to common shares, pro forma	$10,781	$(31,226)
Basic net income (loss) per common share:
As reported	$0.10	$(0.23)
Pro forma	$0.09	$(0.25)
Diluted net income (loss) per common share:
As reported	$0.09	$(0.23)
Pro forma	$0.08	$(0.25)

For those awards that result in the recognition of compensation expense under APB Opinion No. 25, the Company records expense for each tranche of the award over the vesting period applicable to such tranche, which results in the accelerated recognition of compensation expense.

The incremental tax impact shown in the table above represents the effect of the additional tax benefit that the Company would have recognized in the current period had compensation expense related to its stock options been recognized utilizing the fair value method. The amount is zero for the three months ended March 31, 2004 since the Company did not reverse the valuation allowance associated with its deferred tax assets until the third quarter of 2004.

3. INTANGIBLE ASSETS AND GOODWILL

Indefinite-Lived Intangibles and Goodwill

Intangible assets consist primarily of Federal Communications Commission (FCC) broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized on a straight-line basis over the contractual lives or estimated lives of the assets.

The changes in the carrying amounts of FCC licenses and goodwill for the period from December 31, 2004 through March 31, 2005 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, December 31, 2004	$1,438,448	$661,067
Station acquisitions	15,007	-
Station dispositions	(5,439)	(2,197)
Balance, March 31, 2005	$1,448,016	$658,870

Definite-Lived Intangibles

The amount of amortization expense for definite-lived intangible assets was $0.6 million and $26.6 million for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, other intangibles, net in the accompanying consolidated condensed balance sheet consists of $3.7 million in unamortized definite-lived assets.

Amortization expense for the quarter ended March 31, 2005 was lower than for the prior year quarter due to amortization expense related to the Company’s advertiser base asset, which was substantially fully amortized as of December 31, 2004.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding years ending December 31, for definite-lived assets:

Amortization
Expense
(in thousands)
2005 (excludes the three months ended March 31, 2005)	1,099
2006	647
2007	211
2008	159
2009	138
$2,254

As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary from the amounts detailed above.

4. ACQUISITIONS AND DISPOSITIONS

Completed Acquisitions

During the three months ended March 31, 2005, the Company completed the acquisition of two radio stations in the Providence, RI market for an aggregate cash purchase price of approximately $14.7 million.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. As such, the accompanying consolidated condensed balance sheets include the acquired assets and liabilities and the accompanying consolidated condensed statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

Below is a table that details the preliminary purchase price allocations for all acquisitions completed in the three months ended March 31, 2005. The purchase price allocations were based upon available information, and the final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in these financial statements. Adjustments to the purchase price allocation are expected to be finalized in 2005 and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

Asset Description	Radio Station Acquisitions	Asset lives
	(in thousands)
Property and equipment, net	$95	3-25 years
FCC licenses	15,007	non-amortizing
Other intangibles, net	130	less than one year
Liabilities assumed	(560)
Total aggregate purchase price	$14,672

The following summarized unaudited pro forma results of operations for the three months ended March 31, 2005 and 2004 assume that all significant radio station acquisitions and dispositions occurred as of January 1 of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the significant radio station acquisitions and dispositions occurred as of January 1 of each period presented, or the results of operations which may occur in the future.

	Pro Forma Three Months Ended March 31,
	2005	2004
	(in thousands)
	(unaudited)
Net broadcasting revenue	$92,035	$90,141
Net income (loss)	$11,885	$(30,569)
Basic net income (loss) per common share	$0.10	$(0.24)
Diluted net income (loss) per common share	$0.09	$(0.24)

Completed Dispositions

During the three months ended March 31, 2005, the Company sold three radio stations for an aggregate price of approximately $8.0 million.

Pending Acquisitions and Dispositions

As of March 31, 2005, the Company has three agreements to acquire twelve radio stations for a combined aggregate purchase price of approximately $36.9 million. Below is a summary of the significant pending acquisition and period in which the acquisition is expected to close:
  Seven radio stations in the Tuscaloosa and Birmingham, AL markets for an aggregate cash purchase price of approximately $29.0 million. The Company expects this acquisition to close in the second or third quarter of 2005.
The Company has been operating the stations in Tuscaloosa and Birmingham, AL under local marketing agreements beginning March 2005.

Additionally, on November 5, 2002, the Company entered into an agreement in the form of an option, exercisable through December 31, 2006, to purchase a radio station in the Oklahoma City, OK market for an aggregate cash purchase price of the greater of $15.0 million or 85% of the fair market value of the radio station, as determined by an independent appraisal. Under a local marketing agreement, the Company will operate the station during the option period.

As of March 31, 2005, the Company has one pending asset purchase agreement to sell two radio stations in one market for a cash purchase price of approximately $4.5 million.

5. OTHER LONG-TERM LIABILITIES

In the third quarter of 2004, the Company reached a settlement with its previous national representation firm and entered into a long-term agreement with a new representation firm. Under the terms of the settlement, the Company’s new representation firm paid the old representation firm approximately $24 million. Accordingly, the Company recorded a non-cash charge of approximately $16 million, net of approximately $8 million that the Company had previously accrued at the time of the Acquisition. The deferred amount related to this settlement is included in other long-term liabilities in the accompanying consolidated condensed balance sheets and is being amortized over the life of the new contract, which expires on September 30, 2011.

6. SENIOR DEBT

Below is a table that sets forth the rates and the amounts borrowed under the Company’s senior debt facilities as of March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Amount of	Interest	Amount of	Interest
Type of Borrowing	Borrowing	Rate	Borrowing	Rate
	(in thousands)		(in thousands)
Revolving Loan	$300,000	3.36 to 3.76%	$286,000	2.35 to 3.05%
Revolving Loan	2,500	5.75%	-

The increase in borrowings under the Company’s senior debt was primarily due to the acquisition of radio stations and repurchases of the Company’s outstanding common stock during the first three months of 2005.

The amount available under the Company’s Senior Credit Facility at March 31, 2005 was $297.5 million in the form of revolving credit commitments. This excludes approximately $2.9 million in letters of credit outstanding as of March 31, 2005. The Company’s ability to borrow under its Senior Credit Facility is limited by its ability to comply with several financial covenants as well as a requirement that it make various representations and warranties at the time of borrowing.

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

The Company’s Senior Credit Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments or loans, enter into derivative contracts, or change the nature of its business. The Senior Credit Facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At March 31, 2005, the Company was in compliance with all non-financial and financial covenants under its Senior Credit Facility.

7. SUBORDINATED DEBT AND CONVERTIBLE SUBORDINATED NOTES

On June 26, 2001, the Company completed the issuance of $500.0 million of 6% Subordinated Debentures (‘‘6% Debentures’’). On February 18, 2004, the Company sold 9,630,000 shares of the Company’s common stock at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discounts of approximately $6.6 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of 6% Debentures. In connection with the repayment of the 6% Debentures, the Company wrote off deferred financing costs of approximately $10.6 million, which is presented as write off of deferred financing costs due to extinguishment of debt on the accompanying consolidated condensed statements of operations. The convertible subordinated notes are due February of 2011 and were issued in a private placement to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. The notes bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at a conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. The Company may redeem the notes at any time prior to maturity if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holders. Holders may require the Company to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the convertible subordinated notes). On May 13, 2004, the Company’s shelf registration covering resales of its convertible subordinated notes became effective with the Securities and Exchange Commission.

8. SHAREHOLDERS’ EQUITY

On February 18, 2004, the Company sold 9,630,000 shares, and certain shareholders sold 20,000,000 shares, of the Company’s common stock at $19.00 per share, before underwriting discount of $0.66 per share. The proceeds of the shares of common stock sold by the Company were utilized as partial repayment of the Company’s 6% Debentures (see Note 7).

On June 29, 2004 and November 3, 2004 the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of its outstanding common stock. As of March 31, 2005, the Company had repurchased approximately 10.0 million shares of common stock for an aggregate amount of approximately $142.3 million under these repurchase programs. As of March 31, 2005, net of shares held in treasury, the Company had 122,508,155 shares of common stock outstanding.

Stock Option Plan

In October 2002, the Company adopted the Citadel Broadcasting Corporation 2002 Long-Term Incentive Plan (the "Plan") pursuant to which the Company's board of directors can grant options to officers, employees, directors and independent contractors. At December 31, 2004, the total number of shares of common stock that remain authorized, reserved and available for issuance under the Plan was 1,347,125, not including shares underlying outstanding grants. During the three months ended March 31, 2005, certain options were cancelled due to employee terminations and became available for future grants. Also during the first quarter of 2005, the Company granted 1,365,420 options to the Company’s employees and directors. The options were granted with an exercise price equal to the common stock's fair market value at the date of grant. The stock options granted vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or termination of employment. As of March 31, 2005, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the plan was 18,205, not including shares underlying outstanding grants.

9. INCOME TAXES

The effective tax rate of approximately 44.9% for the three months ended March 31, 2005 differs from the federal tax rate of 35% primarily due to state taxes and the write-off of non-deductible goodwill due to radio station dispositions. The income tax expense for the three months ended March 31, 2004 was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit could be recognized in the financial statements until the Company disposes of the assets.

10. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution, and for the three months ended March 31, 2005 and 2004 is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. During the three months ended March 31, 2005, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), and (2) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense incurred on the convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation. The Company had options to issue 9,100,045 and 7,987,750 shares of common stock outstanding as of March 31, 2005 and 2004, respectively. However, these options have been excluded from the calculations of diluted net loss per share for the three months ended March 31, 2004 as their effect is antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2005:

	For the Quarter Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)
Basic EPS
Income available to common shareholders	$11,885	123,205	$0.10

Effect of Dilutive Securities
Options	-	3,011
Convertible subordinated notes	936	12,941

Diluted EPS
Income available to common shareholders and assumed conversions	$12,821	139,157	$0.09

Options to purchase 3,535,625 shares of common stock were not included in the computation of diluted earnings per share for the quarter ended March 31, 2005 because their effect would have been antidilutive.

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

12. SUBSEQUENT EVENTS

During the period from April 1, 2005 through April 29, 2005, the Company repurchased approximately .4 million shares of its common stock for an aggregate amount of approximately $5.0 million under its repurchase programs.

Subsequent to March 31, 2005, the Company has proposed an amendment and restatement of the Citadel Broadcasting Corporation 2002 Long-Term Incentive Plan to (1) increase the number of shares of common stock available for issuance under the plan by 5,000,000 shares, (2) limit the availability of certain types of awards so as to comply with new Internal Revenue Code Section 409A, which provides new rules for the taxation of deferred compensation and (3) make certain technical changes to the plan to bring the plan into compliance with Section 409A. Upon approval of the increase in total shares available under the plan, 450,000 options to purchase shares will be granted to the Company’s chief executive officer.

On May 2, 2005, the Company entered into an agreement to acquire one radio station for a purchase price of $7.5 million.

In May 2005, the Company’s agreement to guarantee up to $10.0 million of the seller’s other financing in connection with a previous acquisition was extended to July 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

Introduction

Citadel Broadcasting Corporation owns all of the issued and outstanding common stock of Citadel Broadcasting Company. Citadel Broadcasting Company owns and operates radio stations and holds Federal Communications Commission (“FCC”) licenses in 24 states. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market.

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

Components of Expenses

Our most significant expenses are (1) sales and promotional costs, (2) programming expenses, and (4) administrative and technical expenses. We strive to control these expenses by working closely with local management and centralizing functions such as finance, accounting, legal, human resources and management information systems. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with vendors.

Depreciation and amortization of tangible and intangible assets associated with the acquisition of radio stations and interest carrying charges historically have been significant factors in determining our overall profitability. Based on intangible assets currently held by us and the preliminary allocation of the aggregate purchase price of acquisitions completed during the three months ended March 31, 2005, we expect the total amortization expense incurred in future periods will remain relatively consistent with the current period.

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

Additionally, as opportunities arise, we may, on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. This could have an immediate negative impact on a station’s ratings, and there are no guarantees that the modification or change to a station’s format will be beneficial at some future time. Our management is continually focused on these opportunities as well as the risks and uncertainties associated with any change to a station’s format. We believe that the diversification of formats on our stations helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format. We strive to develop strong listener loyalty as audience ratings in local markets are crucial to our stations’ financial success.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The following transactions occurred during the three months ended March 31, 2005:

Financing

•
Under authorized share repurchase programs, in the first quarter of 2005 we purchased 2.4 million shares of common stock for an aggregate amount of $35.0 million, which in the first quarter of 2005 increased our interest expense.

Net Broadcasting Revenue

	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$79.4	$74.8	$4.6	6.1%
National	12.6	12.1	0.5	4.1%
Net broadcasting revenue	$92.0	$86.9	$5.1	5.9%

The increase in net broadcasting revenue of approximately $5.1 million, or 5.9%, was due to higher revenues from certain of our existing stations as well as from stations acquired in 2004. Net broadcasting revenue for the three months ended March 31, 2005 increased approximately $3.0 million, or 3.5%, due to incremental revenue related to significant radio stations we acquired in 2004, including Memphis. The remaining $2.1 million increase in net broadcasting revenue was due primarily to overall increases in revenue at our existing stations, which increased 2.2%, and the net impact of other radio station acquisitions and dispositions in 2004 and 2005. Our markets in the West region had higher growth, including the Albuquerque and Modesto markets, primarily due to higher spot rates and increased demand. Operations at our markets in the Southeast region were generally weaker overall, with revenue growth in our Oklahoma City market, offset by reduced revenue from our markets in Louisiana and Tennessee. Most of the increase from 2004 to 2005 was in local revenues, which increased by $4.6 million, or 6.1%.

We expect revenue growth at our existing stations during the second quarter of 2005 to be comparable to the increase experienced in the first quarter.

Cost of Revenues
	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation shown
separately below)	$27.7	$25.6	$2.1	8.2%

Cost of revenues for the three months ended March 31, 2005 increased approximately $1.1 million, or 4.2%, due to significant radio stations we acquired in 2004 and approximately $0.9 million, or 3.5%, due to increases in programming costs primarily related to sports broadcasting rights agreements, as well as increases in programming salaries and research costs.

Selling, General and Administrative
	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$28.8	$28.9	$(0.1)	-0.3%

Overall selling, general and administrative expenses for the three months ended March 31, 2005 were relatively consistent with the prior year quarter as costs increased approximately $1.0 million, or 3.6%, related to significant radio station acquisitions in 2004, but were partially offset by lower commission expenses.

Corporate General and Administrative
	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$3.2	$2.6	$0.6	23.1%

The increase in corporate general and administrative expenses was primarily due to an overall increase of $0.2 million in corporate compensation and $0.4 million increase in primarily legal fees for the three months ended March 31, 2005 as compared to the same period in 2004.

Depreciation and Amortization
	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$5.0	$5.0	$-	0.0%
Amortizaton	0.7	26.5	(25.8)	-97.4%
Total depreciation and amortization	$5.7	$31.5	$(25.8)	-81.9%

Amortization expense primarily related to our advertiser base asset associated with our June 2001 Acquisition decreased by approximately $25.2 million to approximately $0.1 million for the quarter ended March 31, 2005 from $25.3 million for the quarter ended March 31, 2004. During the third quarter of 2004, we reevaluated the remaining useful life of our advertiser base asset. The advertiser base asset was substantially fully amortized as of December 31, 2004, with any remaining advertiser base assets related to the new stations acquired in 2004 and 2005.

Operating Income (Loss)

Operating income (loss) improved by $29.9 million, from an operating loss of $3.8 million for the 2004 first quarter to operating income of $26.1 million for the 2005 first quarter. The improvement in operating income for the first quarter in 2005 was primarily due to higher net broadcasting revenue along with decreases in depreciation and amortization.

Interest Expense, Net
	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$4.5	$6.2	$(1.7)	-27.4%

The decrease in net interest expense was primarily due the repayment of $500.0 million of 6% Debentures on February 18, 2004 offset by the concurrent issuance of $330.0 million of 1.875% convertible notes, as well as increases in both average outstanding borrowings under the Senior Credit Facility and higher overall interest rates for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

Write Off of Deferred Financing Costs Due to Extinguishment of Debt

In connection with the repayment of our 6% Debentures in the first quarter of 2004, we wrote off deferred financing costs of approximately $10.6 million.

Income Tax Expense

	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in millions)
Income tax expense	$9.7	$8.8	$0.9	10.2%

The effective tax rate of approximately 44.9% for the three months ended March 31, 2005 differs from the federal tax rate of 35% primarily due to state taxes and the write-off of non-deductible goodwill due to radio station dispositions. On an annual basis, we expect our effective tax rate to be in the range of 41% to 42%. The income tax expense for the three months ended March 31, 2004 was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the Company disposes of the assets.

Net Income (Loss)

Net income (loss) improved by approximately $41.4 million to net income of $11.9 million for the three months ended March 31, 2005 compared to a net loss of $29.5 million for the three months ended March 31, 2004. The improvement in net income for the three months ended March 31, 2005 over the prior year period was primarily due to increased net broadcasting revenue and the reduction in deprecation and amortization expense. In addition, the net loss for the quarter ended March 31, 2004 included a non-cash expense of $10.6 million due to the write off of deferred financing costs as a result of the repayment of $500.0 million of 6% Debentures.

Net Income (Loss) Per Share

Basic earnings per share improved by approximately $0.33, from net loss per basic share of $0.23 for the 2004 first quarter to net income per basic share of $0.10 for the 2005 first quarter. Diluted earnings per share improved by approximately $0.32, from net loss per diluted share of $0.23 for the first quarter of 2004 to net income per diluted share of $0.09 for the first quarter of 2005. During the three months ended March 31, 2005 and 2004, basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. During the three months ended March 31, 2005, diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the quarter ended March 31, 2005 include additional shares due to outstanding stock options and approximately 12.9 million shares related to our convertible notes, as the computation of diluted shares assumes the notes are converted into shares as of the beginning of the period. For the three months ended March 31, 2004, basic shares outstanding of approximately 127.4 million are equal to diluted shares outstanding as any increase in shares due to outstanding stock options would be anti-dilutive due to the net loss for the quarter.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations, undrawn commitments available under our Senior Credit Facility and proceeds generated from the sale of our debt and equity securities.

Stock and Convertible Notes Offerings. On February 18, 2004, we completed a public offering of 29,630,000 shares of our common stock at $19.00 per share, including 9,630,000 primary shares sold by us and 20,000,000 shares sold by certain of our shareholders. On the same date, we completed a private placement of $330.0 million of convertible notes due 2011. We used the approximately $500.0 million of net proceeds we received from these two offerings to redeem all of our outstanding 6% Debentures. On May 13, 2004, the shelf registration covering resales of our convertible subordinated notes became effective with the Securities and Exchange Commission.

Operating Activities
	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in millions)
Net cash provided by operating activities	$27.1	$28.8	$(1.7)	-5.9%

The decrease was primarily due to a net increase in cost of revenues and selling, general and administrative expenses of $2.0 million and changes in operating assets and liabilities of $5.9 million, offset by the increase in net broadcasting revenues of $5.1 million and the decrease in net interest expense of $1.7 million.

Investing Activities
	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in millions)
Net cash used in investing activities	$(7.9)	$(109.5)	$101.6	-92.8%

During the first quarter of 2005, approximately $16.2 million was used for acquisitions of radio stations and capital expenditures, which includes buildings, studio equipment, towers and transmitters, vehicles and other assets utilized in the operation of our stations, offset by proceeds from the sale of assets of $7.9 million, compared to $114.1 million for similar costs in the first quarter of 2004, offset by proceeds from the sale of assets of $2.8 million.

Financing Activities

	March 31, 2005	March 31, 2004	$ Change
	(Amounts in millions)
Net cash (used in) provided by financing activities	$(17.2)	$83.1	$(100.3)

During the three months ended March 31, 2005, we increased our net borrowings under our senior debt by $16.5 million primarily to complete the acquisition of radio stations and to fund a portion of the repurchase of our outstanding common stock. For the three months ended March 31, 2004, the net cash provided by financing activities included proceeds from the issuance of our common stock of $175.6 million, net of underwriting commissions and other stock issuance costs of approximately $6.7 million, and the concurrent sale of $330.0 million principal amount of convertible subordinated notes, before underwriting discount of approximately $6.6 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of 6% Debentures. Additionally, during the 2004 quarter, the Company increased its net borrowings under its senior debt by $83.0 million to complete the acquisition of radio stations in Memphis, TN.

During the three months ended March 31, 2005, we completed the acquisition of two radio stations in the Providence, RI market for a cash purchase price of approximately $14.7 million. We funded this acquisition through cash flows from operating activities and borrowings under our revolving credit facility.

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, capital expenditures and acquisitions of additional radio stations. Our capital expenditures totaled $1.5 million during the three months ended March 31, 2005, as compared to $2.1 million during the three months ended March 31, 2004. For the fiscal year ending December 31, 2005, we estimate that capital expenditures necessary for our facilities will be approximately $10.0 million. We believe that cash flows from operating activities, together with availability under our revolving credit facility, should be sufficient for us to fund our current operations for at least the next 12 months.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. During the first quarter of 2005, we repurchased approximately 2.4 million shares of our common stock for an aggregate amount of approximately $35.0 million. As of April 29, 2005, we had repurchased a total of approximately 10.5 million shares of our common stock for an aggregate amount of approximately $148.3 million under these repurchase programs.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions, stock repurchases, or any of our other contractual or commercial commitments, we intend to seek additional funding in the credit or capital markets and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

Senior Debt

In August 2004, we entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010. As of March 31, 2005, our senior credit facility consisted of the following:

		Balance Outstanding
	Commitment	(as of March 31, 2005)
	(in thousands)
Revolving credit facility	$600,000	$302,500

Availability. The amount available under our senior credit facility at March 31, 2005 was $297.5 million in the form of revolving credit commitments. This excludes approximately $2.9 million in letters of credit outstanding as of March 31, 2005. Our ability to borrow under our senior credit facility is limited by our ability to comply with several financial covenants as well as a requirement that we make various representations and warranties at the time of borrowing.

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

Non-Financial Covenants. Our senior credit facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments, loans, enter into derivative contracts, or change the nature of our business. At March 31, 2005, we were in compliance with all non-financial covenants under our senior credit facility.

Financial Covenants. Our senior credit facility contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At March 31, 2005, we were in compliance with all financial covenants under our senior credit facility.

Subordinated Debt and Convertible Subordinated Notes

In June 2001, we issued an aggregate of $500.0 million of 6% Debentures to two of the partnerships affiliated with FL&Co. in connection with our acquisition of Citadel Communications. On February 18, 2004, we sold 9,630,000 shares of our common stock at $19.00 per share, before underwriting discount of $0.66 per share. Additionally, we concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discount of approximately $6.6 million. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% Debentures. In connection with the repayment of the 6% Debentures, we wrote off deferred financing costs of approximately $10.6 million. The convertible subordinated notes are due 2011 and were issued in a private placement to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. The notes bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at a conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. We may redeem the notes at any time prior to maturity if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holder. Holders may require us to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the notes). On May 13, 2004, the shelf registration covering resales of our convertible subordinated notes became effective with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143. FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 and is effective for us no later than December 31, 2005. We do not expect adoption of FIN No. 47 to have a material impact on our financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, Share-Based Payment (“SAB 107”).  SAB 107 assists registrants in their implementation of FASB Statement No. 123(R), Share-Based Payment, and does not change any of the requirements therein. Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of FASB Statement 123 (revised 2004), Share-Based Payment.  The SEC rule provides that Statement 123(R) is now effective for us on January 1, 2006.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable judgments. Actual results could differ from these estimates under different assumptions and conditions. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2004, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes on such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2004.

Contractual and Commercial Commitments

In August 2004, we entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous senior credit facility. As of March 31, 2005, we had $302.5 million outstanding under the revolving portion of our senior debt and $330.0 million outstanding under our convertible notes. The table below details the revised principal payments due under our senior debt and convertible subordinated notes. Interest payments related to the convertible subordinated notes and our senior credit facility have not been included in the contractual obligation table below.

	Payments Due by Period
	(in millions)
Contractual Obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Senior debt and convertible subordinated notes	$632.5	$-	$-	$-	$632.5

During the first quarter of 2005, we completed the acquisition of two radio stations for a cash purchase price of approximately $14.7 million, and as of March 31, 2005, we had agreements pending to acquire twelve radio stations for an aggregate price of approximately $36.9 million. Additionally, in May 2005, we entered into an agreement to acquire one radio station for a purchase price of $7.5 million. There have been no other significant changes in our contractual and commercial commitments as of March 31, 2005 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

In connection with the acquisition of a radio station in Salt Lake City, we agreed to guarantee up to $10.0 million of the seller’s other financing through July of 2005.

We have no other material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our credit agreement, which bears interest based on variable rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $302.5 million of variable rate debt that was outstanding as of March 31, 2005. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $3.0 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of March 31, 2005.

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

Based on their evaluation as of March 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Controls over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal actions and claims that arose in the ordinary course of our business. Management believes that such litigation and claims will be resolved without a material effect on our financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 29, 2004 and November 3, 2004, our Board of Directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively of our outstanding common stock. We expect such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, subject to market conditions. No assurance can be given as to the time period over which the shares will be repurchased or as to whether and to what extent the share repurchase will be consummated. The table below summarizes stock repurchase information for the quarter ended March 31, 2005.

REGISTRANT PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2005 through January 31, 2005	1,516,500	$14.61	1,516,500	$269,768,838
February 1, 2005 through February 28, 2005	572,700	13.96	572,700	261,775,394
March 1, 2005 through March 31, 2005	336,200	14.19	336,200	257,005,097
Total	2,425,400	$14.40	2,425,400

Notes:
1) On June 29, 2004 and November 3, 2004, the Company's board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of its outstanding common stock.
2) The Board of Directors has authorized the Company to repurchase up to $400.0 million of the Company's outstanding common stock.
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

CITADEL BROADCASTING CORPORATION

Date: May 10, 2005	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2005	By:	/s/ RANDY L. TAYLOR
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