Form 10-Q
period 2005-06-30
CITADEL BROADCASTING CORP
filed 2005-08-08
CIK 1174527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, net of shares held in treasury, there were 117,750,783 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q
June 30, 2005

INDEX

PART I FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS (unaudited)	3
Consolidated Condensed Balance Sheets	3
Consolidated Condensed Statements of Operations	4
Consolidated Condensed Statements of Cash Flows	5
Notes to Consolidated Condensed Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4. CONTROLS AND PROCEDURES	23

PART II OTHER INFORMATION	24

ITEM 1. LEGAL PROCEEDINGS	24
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	24
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
ITEM 6. EXHIBITS	25

SIGNATURES	26

EXHIBIT INDEX	27

FORWARD-LOOKING INFORMATION

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Citadel Broadcasting Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, including, but not limited to: changes in economic conditions in the U.S.; fluctuations in interest rates; changes in industry conditions; changes in operating performance; shifts in population and other demographics; changes in the level of competition for advertising dollars, technological changes and innovations; changes in governmental regulations and policies and actions of regulatory bodies; changes in tax rates; changes in capital expenditure requirements; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Citadel Broadcasting Corporation undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands, except share and per share data)
(unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,650	$948
Accounts receivable, net	78,700	74,908
Prepaid expenses and other current assets (including deferred income
tax assets of $23,838 as of June 30, 2005 and December 31, 2004)	27,181	26,369
Total current assets	109,531	102,225

Property and equipment, net	87,743	93,816
FCC licenses	1,433,218	1,438,448
Goodwill	658,176	661,067
Other assets, net	18,707	20,142
Total assets	$2,307,375	$2,315,698

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other current maturities	$35,189	$32,295

Senior debt	290,000	286,000
Convertible subordinated notes	330,000	330,000
Other long-term liabilities, less current maturities	25,160	38,968
Deferred income tax liabilities	271,349	248,052
Total liabilities	951,698	935,315

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at June 30, 2005 and December 31, 2004; no shares issued or
outstanding at June 30, 2005 and December 31, 2004	-	-
Common stock, $.01 par value – authorized, 500,000,000 shares at
June 30, 2005 and December 31, 2004; issued, 132,519,969
at June 30, 2005 and December 31, 2004; outstanding,
120,490,283 and 124,869,719 shares at June 30, 2005 and
December 31, 2004	1,325	1,325
Treasury stock, at cost, 12,029,686 and 7,650,250 shares at
June 30, 2005 and December 31, 2004	(166,927)	(108,235)
Additional paid-in capital	1,645,673	1,645,691
Deferred compensation	-	(601)
Accumulated deficit	(124,394)	(157,797)
Total shareholders' equity	1,355,677	1,380,383

Total liabilities and shareholders’ equity	$2,307,375	$2,315,698

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net broadcasting revenue	$109,913	$107,284	$201,948	$194,202

Operating Expenses:
Cost of revenues, exclusive of
depreciation and amortization shown separately below	28,094	28,275	55,766	53,916
Selling, general and administrative	30,854	31,584	59,646	60,486
Corporate general and administrative, exclusive of
non-cash stock compensation
of $0, $854, $601 and $2,600, respectively,
shown separately below	3,317	2,934	6,552	5,535
Non-cash stock compensation	-	854	601	2,600
Local marketing agreement fees	565	496	1,031	1,023
Depreciation and amortization	5,615	30,844	11,287	62,364
Other, net	(41)	-	(536)	(172)
Operating expenses	68,404	94,987	134,347	185,752

Operating income	41,509	12,297	67,601	8,450

Non-operating expenses:
Interest expense, net, including amortization of debt
issuance costs of $459, $515, $919 and
$1,035, respectively	4,871	3,490	9,389	9,718
Write off of deferred financing costs due to
extinguishment of debt	-	-	-	10,649

Non-operating expenses, net	4,871	3,490	9,389	20,367

Income (loss) before income taxes	36,638	8,807	58,212	(11,917)
Income tax expense	15,120	8,532	24,809	17,336

Net income (loss)	$21,518	$275	$33,403	$(29,253)

Net income (loss) per share - basic	$0.18	$-	$0.27	$(0.23)
Net income (loss) per share - diluted	$0.16	$-	$0.25	$(0.23)

Weighted average common shares outstanding:
Basic	121,687,541	132,506,216	122,442,173	129,963,733
Diluted	137,612,466	135,660,294	138,394,731	129,963,733

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$33,403	$(29,253)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	11,287	62,364
Write off of deferred financing costs due to extinguishment of debt	-	10,649
Amortization of debt issuance costs	919	1,035
Gain on sale of assets	(561)	(167)
Deferred income taxes	23,297	15,999
Stock compensation expense	601	2,600
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,010)	(1,931)
Prepaid expenses and other current assets	(1,118)	(1,147)
Accounts payable, accrued liabilities and other liabilities	(3,631)	(817)
Net cash provided by operating activities	60,187	59,332

Cash flows from investing activities:
Capital expenditures	(3,733)	(4,295)
Cash paid to acquire stations	(15,174)	(155,816)
Proceeds from sale of assets, net	12,241	2,824
Other assets, net	201	924
Net cash used in investing activities	(6,465)	(156,363)

Cash flows from financing activities:
Retirement of subordinated debt	-	(500,000)
Issuance of convertible subordinated notes	-	330,000
Debt issuance costs	-	(7,755)
Proceeds from senior debt	47,500	191,500
Principal payments on senior debt	(43,500)	(91,000)
Principal payments on other long-term liabilities	(161)	(300)
Repayment of shareholder notes	-	1,208
Proceeds from public stock offerings, net of costs incurred	-	175,669
Exercise of stock options, net of costs incurred	(8)	141
Purchase of shares held in treasury	(54,851)	-
Net cash (used in) provided by financing activities	(51,020)	99,463

Net increase in cash and cash equivalents	2,702	2,432

Cash and cash equivalents, beginning of period	948	3,467

Cash and cash equivalents, end of period	$3,650	$5,899

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Supplemental schedule of investing activities

The Company completed various radio station acquisitions during the six months ended June 30, 2005 and 2004. In connection with these acquisitions, certain liabilities were assumed.

Fair value of assets acquired	$15,809	$156,493
Cash paid to acquire stations	(15,174)	(155,816)
Liabilities assumed	$635	$677

Supplemental schedule of cash flow information

Cash Payments:
Interest	$8,125	$6,499
Income taxes	1,353	1,014
Barter Transactions:
Equipment purchases through barter	202	106
Barter Revenue - included in gross broadcasting revenue	4,363	4,473
Barter Expenses - included in cost of revenues	4,273	4,167

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

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. As such, the accompanying consolidated condensed balance sheets include the acquired assets and liabilities and the accompanying consolidated condensed statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

Reclassifications

Certain balance sheet reclassifications have been made to prior year amounts to conform them to the current year presentation.

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts based on historical experience of bad debts as a percent of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	June 30, 2005	December 31, 2004
	(in thousands)

Trade receivables	$81,577	$78,285
Allowance for doubtful accounts	(2,877)	(3,377)
Accounts receivable, net	$78,700	$74,908

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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143. FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 and is effective for the Company no later than December 31, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s financial position, results of operations or cash flows.

On May 30, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, as a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect adoption of SFAS No. 154 to have a material impact on the Company’s financial position, results of operations or cash flows.

2. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the requirements of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires disclosure of the pro forma effects on net income and net income per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based awards to employees been based on the fair value at the grant dates in accordance with the fair value provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share for the three-month and six-month periods ended June 30, 2005 and 2004 would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share amounts)		(Amounts in thousands, except per share amounts)
	(unaudited)		(unaudited)
Net income (loss) applicable to common shares, as reported	$21,518	$275	$33,403	$(29,253)
Add: Corporate non-cash stock compensation expense	-	854	601	2,600
Deduct: Total stock-based employee compensation expense determined under fair value method	(2,259)	(2,949)	(4,799)	(6,314)
Incremental tax impact	892	-	1,658	-
Net income (loss) applicable to common shares, pro forma	$20,151	$(1,820)	$30,863	$(32,967)
Basic net income (loss) per common share:
As reported	$0.18	$-	$0.27	$(0.23)
Pro forma	$0.17	$(0.01)	$0.25	$(0.25)
Diluted net income (loss) per common share:
As reported	$0.16	$-	$0.25	$(0.23)
Pro forma	$0.15	$(0.01)	$0.24	$(0.25)

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended June 30, 2005: risk-free interest rate of approximately 4%; dividend yield of $0.0; expected life of approximately six years; and volatility of approximately 29%. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended June 30, 2004: risk-free interest rate of approximately 3%; dividend yield of $0.0; expected life of five years; and volatility of approximately 30%.

For those awards that result in the recognition of compensation expense under APB Opinion No. 25, the Company records expense for each tranche of the award over the vesting period applicable to such tranche, which results in the accelerated recognition of compensation expense.

The incremental tax impact shown in the table above represents the effect of the additional tax benefit that the Company would have recognized in the current period had compensation expense related to its stock options been recognized utilizing the fair value method. The amount is zero for the three and six months ended June 30, 2004 since the Company did not reverse the valuation allowance associated with its deferred tax assets until the third quarter of 2004.

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

The changes in the carrying amounts of FCC licenses and goodwill for the period from January 1, 2005 through June 30, 2005 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, January 1, 2005	$1,438,448	$661,067
Station acquisitions	15,008	75
Station dispositions and other deletions	(20,238)	(2,966)
Balance, June 30, 2005	$1,433,218	$658,176

Station dispositions and other deletions for the six months ended June 30, 2005 include $12.0 million related to a local marketing agreement for a radio station in Knoxville, TN where the owner had the option to require the Company to purchase all of the assets of the station for $12.0 million. Accordingly, the entity had been included in the Company’s consolidated financial statements since August 2003. During the second quarter of 2005, the agreement was renegotiated to terminate the put option. Accordingly, as of June 30, 2005, the $12.0 million FCC asset and related long-term obligation are no longer reflected in the accompanying consolidated condensed balance sheet.

Definite-Lived Intangibles

The amount of amortization expense for definite-lived intangible assets was $0.5 million and $25.8 million for the three months ended June 30, 2005 and 2004, respectively and $1.1 million and $52.4 million for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, $3.9 million in unamortized definite-lived assets is included in other assets, net in the accompanying consolidated condensed balance sheet. The Company estimates an aggregate amount of amortization expense of approximately $2.1 million over the next five years related to definite-lived intangible assets. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary from these amounts.

Amortization expense for the three and six month periods ended June 30, 2005 was lower than in the prior year periods due to amortization expense related to the Company’s advertiser base asset, which was substantially fully amortized as of December 31, 2004.

4. ACQUISITIONS AND DISPOSITIONS

Completed Acquisitions

During the six months ended June 30, 2005, the Company completed the acquisition of two radio stations in the Providence, RI market for an aggregate cash purchase price of approximately $14.7 million. The pro forma effect of assuming that all completed radio station acquisitions and dispositions occurred as of January 1 of each period presented in the accompanying consolidated condensed statements of operations was not material to the Company’s consolidated net revenue, net income (loss), or basic or diluted net income (loss) per common share.

Completed Dispositions

During the six months ended June 30, 2005, the Company sold five radio stations for an aggregate price of approximately $12.5 million, including one of the stations that had been acquired in the Providence, RI market.

Pending Acquisitions and Dispositions

As of June 30, 2005, the Company has agreements to acquire radio stations for an aggregate purchase price of approximately $50.9 million. The most significant pending acquisition is for radio stations in the Tuscaloosa and Birmingham, AL markets for an aggregate cash purchase price of approximately $29.5 million. This acquisition was completed in the third quarter of 2005.

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

6. SENIOR DEBT

Below is a table that sets forth the rates and the amounts borrowed under the Company’s senior debt facilities as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Amount of	Interest	Amount of	Interest
Type of Borrowing	Borrowing	Rate	Borrowing	Rate
	(in thousands)		(in thousands)
Revolving Loan	$290,000	3.76 to 3.82%	$286,000	2.35 to 3.05%

The amount available under the Company’s Senior Credit Facility at June 30, 2005 was $310.0 million in the form of revolving credit commitments. This excludes approximately $4.2 million in letters of credit outstanding as of June 30, 2005. The Company’s ability to borrow under its Senior Credit Facility is limited by its ability to comply with several financial covenants as well as a requirement that it make various representations and warranties at the time of borrowing.

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

The Company’s Senior Credit Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments or loans, enter into derivative contracts, or change the nature of its business. The Senior Credit Facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At June 30, 2005, the Company was in compliance with all non-financial and financial covenants under its Senior Credit Facility.

7. SUBORDINATED DEBT AND CONVERTIBLE SUBORDINATED NOTES

On February 18, 2004, the Company sold 9,630,000 shares of the Company’s common stock at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discounts of approximately $6.6 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of 6% Subordinated Debentures (“6% Debentures”). In connection with the repayment of the 6% Debentures, the Company wrote off deferred financing costs of approximately $10.6 million, which is presented as write off of deferred financing costs due to extinguishment of debt on the accompanying consolidated condensed statements of operations. The convertible subordinated notes are due February of 2011 and were issued in a private placement to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. The notes bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at a conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. The Company may redeem the notes at any time prior to maturity if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holders. Holders may require the Company to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the convertible subordinated notes). On May 13, 2004, the Company’s shelf registration covering resales of its convertible subordinated notes became effective with the Securities and Exchange Commission.

8. SHAREHOLDERS’ EQUITY

On February 18, 2004, the Company sold 9,630,000 shares, and certain shareholders sold 20,000,000 shares, of the Company’s common stock at $19.00 per share, before underwriting discount of $0.66 per share. The proceeds of the shares of common stock sold by the Company were utilized as partial repayment of the Company’s 6% Debentures (see Note 7).

On June 29, 2004 and November 3, 2004 the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of its outstanding common stock. As of June 30, 2005, the Company had repurchased approximately 12.1 million shares of common stock for an aggregate amount of approximately $167.8 million under these repurchase programs. As of June 30, 2005, net of shares held in treasury, the Company had 120,490,283 shares of common stock outstanding. During the period from July 1, 2005 through July 29, 2005, the Company repurchased approximately 2.7 million shares of its common stock for an aggregate amount of approximately $32.4 million under its repurchase programs.

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

In May 2005, the Company amended and restated the Plan to (1) increase the number of shares of common stock available for issuance under the plan by 5,000,000 shares, (2) limit the availability of certain types of awards so as to comply with new Internal Revenue Code Section 409A, which provides new rules for the taxation of deferred compensation and (3) make certain technical changes to the plan to bring the plan into compliance with Section 409A.

During the six months ended June 30, 2005, certain options were cancelled due to employee terminations and became available for future grants. Also during the first six months of 2005, the Company granted 1,815,420 options to the Company’s employees and directors, including 450,000 options granted to the Company’s chief executive officer. The options were granted with an exercise price equal to the common stock's fair market value at the date of grant. The stock options granted vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or termination of employment. As of June 30, 2005, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the plan was 4,631,955, not including shares underlying outstanding grants.

9. INCOME TAXES

The effective tax rate of approximately 42.6% for the six months ended June 30, 2005 differs from the federal tax rate of 35% primarily due to state taxes and non-deductible expenses. The income tax expense for the six months ended June 30, 2004 was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit could be recognized in the financial statements until the Company disposes of the assets.

10. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution, and for the three and six months ended June 30, 2005 and 2004 is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. During the three and six months ended June 30, 2005 and the three months ended June 30, 2004, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), and (2) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense incurred on the convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation. Diluted net loss per share is the same as basic net loss per share as any increase in shares due to outstanding stock options or the Company’s convertible subordinated notes would be anti-dilutive due to the net loss for the six months ended June 30, 2004.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2005:

	For the Three Months Ended June 30, 2005			For the Six Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)			(in thousands)
Basic EPS
Income available to common shareholders	$21,518	121,688	$0.18	$33,403	122,442	$0.27

Effect of Dilutive Securities
Options	-	2,983		-	3,012
Convertible subordinated notes	936	12,941		1,872	12,941

Diluted EPS
Income available to common shareholders and assumed conversions	$22,454	137,612	$0.16	$35,275	138,395	$0.25

Options to purchase 5,336,295 and 4,417,688 shares of common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2005 because their effect would have been antidilutive.

11. COMMITMENTS AND CONTINGENCIES

In August 2005, the Company’s agreement to guarantee up to $10.0 million of the seller’s other financing in connection with a previous acquisition was extended to November 30, 2005, and the guarantee was reduced to $9.7 million.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths of certain concertgoers at a Rhode Island nightclub. The complaint contains multiple causes of action, only a small number of which are brought against the Company. The Company’s involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. The complaint alleges, among other things, that the organizers and sponsors of the concert failed to control crowd size, failed to obtain pyrotechnic permits, failed to inspect fireproofing at the club and failed to maintain emergency exits in workable condition, which contributed to the injuries and deaths of plaintiffs when pyrotechnic devices on the stage ignited soundproofing materials adjacent to the stage during the concert. The complaint alleges that the Company was a co-sponsor of the concert and asserts claims against the Company based on theories of joint venture liability and negligence. On October 3, 2003, the action was transferred to the United States District Court, District of Rhode Island, where it subsequently was consolidated with other nightclub-related litigations for the purposes of pre-trial discovery and motion practice. Since the action was filed, plaintiffs twice have amended their complaint, though the claims against the Company remain substantively the same. On January 27, 2005, the Company filed an Answer to the complaint, substantially denying plaintiffs’ allegations against the Company. On February 18, 2005, an identical suit was filed on behalf of one additional concertgoer (Kolasa v. American Foam Corp., et al., C.A. No. 05-070-L). The Company believes that plaintiffs’ claims against the Company are without merit and intends to defend these claims vigorously.

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

Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, including, but not limited to: changes in economic conditions in the U.S.; fluctuations in interest rates; changes in industry conditions; changes in operating performance; shifts in population and other demographics; changes in the level of competition for advertising dollars, technological changes and innovations; changes in governmental regulations and policies and actions of regulatory bodies; changes in tax rates; changes in capital expenditure requirements; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

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

Components of Expenses

Our most significant expenses are (1) sales and promotional costs, (2) programming expenses, and (3) administrative and technical expenses. We strive to control these expenses by working closely with local management and centralizing functions such as finance, accounting, legal, human resources and management information systems. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with vendors.

Depreciation and amortization of tangible and intangible assets associated with the acquisition of radio stations and interest carrying charges historically have been significant factors in determining our overall profitability. Based on intangible assets currently held by us and the preliminary allocation of the aggregate purchase price of acquisitions completed during the six months ended June 30, 2005, we expect the total amortization expense incurred in future periods will remain relatively consistent with the current period.

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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Broadcasting Revenue
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$94.1	$91.1	$3.0	3.3%
National	15.8	16.2	(0.4)	-2.5%
Net broadcasting revenue	$109.9	$107.3	$2.6	2.4%

The increase in net broadcasting revenue of approximately $2.6 million, or 2.4%, was due to higher revenues from certain of our existing stations as well as the benefit of the inclusion of stations in Springfield, MA, which were acquired in the second quarter of 2004, offset by stations sold in Providence, RI and Lafayette, LA subsequent to June of 2004. Our markets in the West region had higher growth, including the Albuquerque and Modesto markets, primarily due to higher spot rates and increased demand, and operations at our markets in the Great Lakes region were generally weaker overall, primarily in our Lansing and Saginaw, MI markets. Most of the increase from 2004 to 2005 was in local revenues, which increased by $3.0 million, or 3.3%, while national revenue was down $0.4 million.

We expect revenue growth at our stations during the second half of 2005 to be comparable to the increase experienced in the second quarter of 2005.

Cost of Revenues
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation shown
separately below)	$28.1	$28.3	$(0.2)	-0.7%

Cost of revenues for the three months ended June 30, 2005 were substantially unchanged as lower advertising and promotion costs were offset by higher programming costs.

Selling, General and Administrative
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$30.9	$31.6	$(0.7)	-2.2%

Selling, general and administrative expenses for the three months ended June 30, 2005 were down $0.7 million, or 2.2%, from the prior year quarter as costs increased approximately $0.3 million, or 0.6%, related to radio station acquisitions in the second quarter of 2004, but were offset by lower commission expenses and an improvement in our bad debt expense.

Corporate General and Administrative
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$3.3	$2.9	$0.4	13.8%

The increase in corporate general and administrative expenses was primarily due to an increase in legal and other professional fees for the three months ended June 30, 2005 as compared to the same period in 2004.

Depreciation and Amortization
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$5.1	$5.0	$0.1	2.0%
Amortizaton	0.5	25.8	(25.3)	-98.1%
Total depreciation and amortization	$5.6	$30.8	$(25.2)	-81.8%

Amortization expense related to our advertiser base asset decreased by approximately $23.6 million as the asset was substantially fully amortized as of December 31, 2004.

Operating Income

Operating income increased by $29.2 million, from $12.3 million for the three months ended June 30, 2004 to $41.5 million for the three months ended June 30, 2005. The improvement in operating income for the second quarter in 2005 was primarily due to higher net broadcasting revenue along with decreases in depreciation and amortization.

Interest Expense, Net
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$4.9	$3.5	$1.4	40.0%

The increase in net interest expense was primarily due to increases in both average outstanding borrowings under the Senior Credit Facility and higher overall interest rates for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Income Tax Expense
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Income tax expense	$15.1	$8.5	$6.6	77.6%

The effective tax rate of approximately 41.3% for the three months ended June 30, 2005 differs from the federal tax rate of 35% primarily due to state taxes and non-deductible expenses. On an annual basis, we expect our effective tax rate to be in the range of 41% to 42%. The income tax expense for the three months ended June 30, 2004 was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the Company disposes of the assets.

Net Income

Net income increased by approximately $21.2 million to $21.5 million for the three months ended June 30, 2005 compared to $0.3 million for the three months ended June 30, 2004. The improvement in net income for the three months ended June 30, 2005 over the prior year period was primarily due to increased net broadcasting revenue and the reduction in deprecation and amortization expense, offset by an increase in income tax expense.

Net Income Per Share

Basic and diluted income per share improved by approximately $0.18 and $0.16, respectively, from $0.00 basic and diluted income per share for the 2004 second quarter to $0.18 and $0.16 basic and diluted income per share, respectively, for the 2005 second quarter. During the three months ended June 30, 2005 and 2004, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. During the same quarters, diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the quarters ended June 30, 2005 and 2004 include additional shares due to outstanding stock options and approximately 12.9 million shares related to our convertible notes, as the computation of diluted shares assumes the notes are converted into shares as of the beginning of the period.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Broadcasting Revenue
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$173.5	$165.9	$7.6	4.6%
National	28.4	28.3	0.1	0.4%
Net broadcasting revenue	$201.9	$194.2	$7.7	4.0%

The increase in net broadcasting revenue of approximately $7.7 million, or 4.0%, was due to higher revenues from certain of our existing stations as well as from stations acquired in 2004. Net broadcasting revenue for the six months ended June 30, 2005 increased approximately $3.9 million, or 2.0%, due to incremental revenue related to significant radio stations we acquired in the first half of 2004. The remaining $3.8 million increase in net broadcasting revenue was due primarily to overall increases in revenue at our stations and the net impact of other radio station acquisitions and dispositions in 2004 and 2005. Our markets in the West region had higher growth, including the Albuquerque and Modesto markets, primarily due to higher spot rates and increased demand, and operations at our markets in the Great Lakes region were generally weaker, primarily in our Lansing and Saginaw, MI markets. Most of the increase from 2004 to 2005 was in local revenues, which increased by $7.6 million, or 4.6%.

Cost of Revenues
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation shown
separately below)	$55.8	$53.9	$1.9	3.5%

Cost of revenues for the six months ended June 30, 2005 increased approximately $1.4 million, or 2.6%, due to significant radio stations we acquired in 2004. The remaining increase in cost of revenues was due to increases in programming costs primarily related to sports broadcasting rights agreements, as well as increases in programming salaries.

Selling, General and Administrative
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$59.6	$60.5	$(0.9)	-1.5%

Selling, general and administrative expenses for the six months ended June 30, 2005 decreased approximately $0.9 million, or 1.5%, compared to the six months ended June 30, 2004 due to lower commission expenses partially offset by increased costs related to radio station acquisitions in 2004 of approximately $1.3 million, or 2.1%.

Corporate General and Administrative
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$6.6	$5.5	$1.1	20.0%

The increase in corporate general and administrative expenses was primarily due to an overall increase of $0.1 million in corporate compensation and $0.6 million increase in legal and other professional fees for the six months ended June 30, 2005 as compared to the same period in 2004.

Depreciation and Amortization
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$10.2	$10.0	$0.2	2.0%
Amortizaton	1.1	52.4	(51.3)	-97.9%
Total depreciation and amortization	$11.3	$62.4	$(51.1)	-81.9%

Amortization expense related to our advertiser base asset decreased by approximately $48.7 million to approximately $0.2 million for the six months ended June 30, 2005 from $48.9 million for the six months ended June 30, 2004 as the asset was substantially fully amortized as of December 31, 2004.

Operating Income

Operating income increased by $59.1 million, from $8.5 million for the six months ended June 30, 2004 to $67.6 million for the six months ended June 30, 2005. The improvement in operating income was primarily due to higher net broadcasting revenue along with decreases in depreciation and amortization.

Interest Expense, Net
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$9.4	$9.7	$(0.3)	-3.1%

The decrease in net interest expense was primarily due the repayment of $500.0 million of 6% Debentures on February 18, 2004 offset by the concurrent issuance of $330.0 million of 1.875% convertible notes, as well as increases in both average outstanding borrowings under the Senior Credit Facility and higher overall interest rates for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Write Off of Deferred Financing Costs Due to Extinguishment of Debt

In connection with the repayment of our 6% Debentures in the first quarter of 2004, we wrote off deferred financing costs of approximately $10.6 million.

Income Tax Expense
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Income tax expense	$24.8	$17.3	$7.5	43.4%

The effective tax rate of approximately 42.6% for the six months ended June 30, 2005 differs from the federal tax rate of 35% primarily due to state taxes and non-deductible expenses. On an annual basis, we expect our effective tax rate to be in the range of 41% to 42%. The income tax expense for the six months ended June 30, 2004 was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the Company disposes of the assets.

Net Income (Loss)

Net income (loss) improved by approximately $62.7 million to net income of $33.4 million for the six months ended June 30, 2005 compared to a net loss of $29.3 million for the six months ended June 30, 2004. The improvement in net income for the six months ended June 30, 2005 over the prior year period was primarily due to increased net broadcasting revenue and the reduction in deprecation and amortization expense, offset by an increase in income tax expense. In addition, the net loss for the six months ended June 30, 2004 included a non-cash expense of $10.6 million due to the write off of deferred financing costs as a result of the repayment of $500.0 million of 6% Debentures.

Net Income (Loss) Per Share

Basic earnings per share improved by approximately $0.50, from net loss per basic share of $0.23 for the first six months of 2004 to net income per basic share of $0.27 for the first six months of 2005. Diluted earnings per share improved by approximately $0.48, from net loss per diluted share of $0.23 for the first six months of 2004 to net income per diluted share of $0.25 for the first six months of 2005. During the six months ended June 30, 2005 and 2004, basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. During the six months ended June 30, 2005, diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the six months ended June 30, 2005 include additional shares due to outstanding stock options and approximately 12.9 million shares related to our convertible notes, as the computation of diluted shares assumes the notes are converted into shares as of the beginning of the period. For the six months ended June 30, 2004, basic shares outstanding of approximately 130.0 million are equal to diluted shares outstanding as any increase in shares due to outstanding stock options or our convertible subordinated notes would be anti-dilutive due to the net loss for the six months.

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

Operating Activities
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Net cash provided by operating activities	$60.2	$59.3	$0.9	1.5%

The increase was primarily due to the increase in net broadcasting revenues of $7.7 million, offset by a net increase in cost of revenues and selling, general and administrative expenses of $1.0 million, an increase in corporate general and administrative expenses of $1.1 million and changes in operating assets and liabilities of $4.9 million.

Investing Activities
	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in millions)
Net cash used in investing activities	$(6.5)	$(156.4)	$149.9	-95.8%

During the first six months of 2005, approximately $18.9 million was used for acquisitions of radio stations and capital expenditures, which includes buildings, studio equipment, towers and transmitters, vehicles and other assets utilized in the operation of our stations, offset by proceeds from the sale of assets of $12.2 million, compared to $160.1 million for similar costs in the first six months of 2004, offset by proceeds from the sale of assets of $2.8 million.

Financing Activities
	June 30, 2005	June 30, 2004	$ Change
	(Amounts in millions)
Net cash (used in) provided by financing activities	$(51.0)	$99.5	$(150.5)

During the six months ended June 30, 2005, we increased our net borrowings under our senior debt by $4.0 million primarily to complete the acquisition of radio stations. For the six months ended June 30, 2004, the net cash provided by financing activities included proceeds from the issuance of our common stock of $175.7 million, net of underwriting commissions and other stock issuance costs, and the concurrent sale of $330.0 million principal amount of convertible subordinated notes, before underwriting discount and other debt issuance costs of approximately $7.3 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of 6% Debentures. Additionally, during the same period in 2004, the Company paid an additional $0.5 million of other debt issuance costs and increased its net borrowings under its senior debt by $100.5 million to complete the acquisition of radio stations in Memphis, TN and Springfield, MA.

During the six months ended June 30, 2005, we completed the acquisition of two radio stations in the Providence, RI market for a cash purchase price of approximately $14.7 million. We funded this acquisition through cash flows from operating activities and borrowings under our revolving credit facility.

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, capital expenditures and acquisitions of additional radio stations. Our capital expenditures totaled $3.7 million during the six months ended June 30, 2005, as compared to $4.3 million during the six months ended June 30, 2004. For the fiscal year ending December 31, 2005, we estimate that capital expenditures necessary for our facilities will be approximately $10.0 million. We believe that cash flows from operating activities, together with availability under our revolving credit facility, should be sufficient for us to fund our current operations for at least the next 12 months.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. During the first six months of 2005, we repurchased approximately 4.0 million shares of our common stock for an aggregate amount of approximately $54.9 million. As of July 29, 2005, we had repurchased a total of approximately 14.8 million shares of our common stock for an aggregate amount of approximately $200.2 million under these repurchase programs.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions, stock repurchases, or any of our other contractual or commercial commitments, we intend to seek additional funding in the credit or capital markets and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

Senior Debt

In August 2004, we entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010. As of June 30, 2005, our senior credit facility consisted of the following:

		Balance Outstanding
	Commitment	(as of June 30, 2005)
	(in thousands)
Revolving credit facility	$600,000	$290,000

Availability. The amount available under our senior credit facility at June 30, 2005 was $310.0 million in the form of revolving credit commitments. This excludes approximately $4.2 million in letters of credit outstanding as of June 30, 2005. Our ability to borrow under our senior credit facility is limited by our ability to comply with several financial covenants as well as a requirement that we make various representations and warranties at the time of borrowing.

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

Non-Financial Covenants. Our senior credit facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments, loans, enter into derivative contracts, or change the nature of our business. At June 30, 2005, we were in compliance with all non-financial covenants under our senior credit facility.

Financial Covenants. Our senior credit facility contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At June 30, 2005, we were in compliance with all financial covenants under our senior credit facility.

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

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, Share-Based Payment (“SAB 107”).  SAB 107 assists registrants in their implementation of FASB Statement No. 123(R), Share-Based Payment, and does not change any of the requirements therein. Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of FASB Statement 123 (revised 2004), Share-Based Payment.  The SEC rule provides that Statement 123(R) is now effective for us beginning January 1, 2006. We are currently in the process of evaluating the impact of FASB 123(R).

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143. FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 and is effective for us no later than December 31, 2005. The adoption of FIN No. 47 did not have a material impact on our financial position, results of operations or cash flows.

On May 30, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, as a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect adoption of SFAS No. 154 to have a material impact on our financial position, results of operations or cash flows.

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

Contractual and Commercial Commitments

In August 2004, we entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010. As of June 30, 2005 and December 31, 2004, we had $290.0 million and $286.0 million, respectively, outstanding under the revolving portion of our senior debt. Also, at June 30, 2005 and December 31, 2004, we had $330.0 million outstanding under our convertible notes.

During the first six months of 2005, we completed the acquisition of two radio stations for a cash purchase price of approximately $14.7 million, and as of June 30, 2005, we had agreements pending to acquire radio stations for an aggregate price of approximately $50.9 million.

There have been no other significant changes in our contractual and commercial commitments as of June 30, 2005 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

In August 2005, our agreement to guarantee up to $10.0 million of the seller’s other financing in connection with a previous acquisition was extended to November 30, 2005, and the guarantee was reduced to $9.7 million.

We have no other material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our credit agreement, which bears interest based on variable rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $290.0 million of variable rate debt that was outstanding as of June 30, 2005. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $2.9 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of June 30, 2005.

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

Based on their evaluation as of June 30, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Controls over Financial Reporting

As of June 30, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal actions and claims that arose in the ordinary course of our business. Management believes that such litigation and claims will be resolved without a material effect on our financial position, results of operations or cash flows.

For information regarding specific legal actions and claims brought against us, see Note 11 in the Notes to Consolidated Condensed Financial Statements.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 29, 2004 and November 3, 2004, our Board of Directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively of our outstanding common stock. We expect such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, subject to market conditions. No assurance can be given as to the time period over which the shares will be repurchased or as to whether and to what extent the share repurchase will be consummated. The table below summarizes stock repurchase information for the quarter ended June 30, 2005.

REGISTRANT PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2005 through April 30, 2005	379,500	$13.25	379,500	$251,978,278
May 1, 2005 through May 31, 2005	723,700	11.80	723,700	243,438,043
June 1, 2005 through June 30, 2005	914,672	11.98	914,672	232,476,364
Total	2,017,872	$12.16	2,017,872

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with the Company’s annual meeting held on May 24, 2005, a majority of stockholders elected Katherine Brown, Gordon A. Holmes, Sandra J. Horbach, and Herbert J. Siegel as directors, approved the amendment and restatement of the Citadel Broadcasting Corporation 2002 Long-Term Incentive Plan (the “Plan”), and ratified the appointment of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending December 31, 2005.

The results of voting for the election of directors were as follows:

Director	For	Against	Broker Non-Votes	Abstain/Withheld
Katherine Brown	93,298,757	-	-	25,676,305
Gordon A. Holmes	90,330,822	-	-	28,644,240
Sandra J. Horbach	89,336,495	-	-	29,638,567
Herbert J. Siegel	93,298,707	-	-	25,676,355

The results of voting for the amendment and restatement of the Plan were as follows:

For	Against	Abstain	Non-Votes
114,347,340	3,046,685	16,532	1,564,505

The results of voting for the appointment of Deloitte & Touche LLP were as follows:

For	Against	Abstain	Non-Votes
118,928,499	18,511	28,052	-

ITEM 6. EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description
10.1	The Registrant’s Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Schedule 14-A filed on April 14, 2005).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: August 8, 2005	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2005	By:	/s/ RANDY L. TAYLOR
Randy L. Taylor
Vice President - Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	The Registrant’s Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Schedule 14-A filed on April 14, 2005).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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