Form 10-Q
period 2005-09-30
CITADEL BROADCASTING CORP
filed 2005-11-09
CIK 1174527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2005, net of shares held in treasury, there were 116,876,726 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q
September 30, 2005

INDEX

PART I FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS (unaudited)	3
Consolidated Condensed Balance Sheets	3
Consolidated Condensed Statements of Operations	4
Consolidated Condensed Statements of Cash Flows	5
Notes to Consolidated Condensed Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4. CONTROLS AND PROCEDURES	25

PART II OTHER INFORMATION	25

ITEM 1. LEGAL PROCEEDINGS	25
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25
ITEM 6. EXHIBITS	26

SIGNATURES	27

EXHIBIT INDEX	28

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,495	$948
Accounts receivable, net	77,234	74,908
Prepaid expenses and other current assets (including deferred income tax
assets of $23,838 as of September 30, 2005 and December 31, 2004)	26,622	26,369
Total current assets	107,351	102,225

Property and equipment, net	86,610	93,816
FCC licenses	1,460,002	1,438,448
Goodwill	658,984	661,067
Other assets, net	18,923	20,142
Total assets	$2,331,870	$2,315,698

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$38,988	$32,295
Long term liabilities:
Senior debt	333,000	286,000
Convertible subordinated notes	330,000	330,000
Other long-term liabilities	23,710	38,968
Deferred income tax liabilities	285,223	248,052
Total liabilities	1,010,921	935,315

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at September 30, 2005 and December 31, 2004; no shares issued or
outstanding at September 30, 2005 and December 31, 2004	-	-
Common stock, $.01 par value – authorized, 500,000,000 shares at
September 30, 2005 and December 31, 2004; issued, 133,752,212 and 132,519,969 at September 30, 2005 and December 31, 2004;
outstanding, 117,223,626 and 124,869,719 shares at
September 30, 2005 and December 31, 2004	1,338	1,325
Treasury stock, at cost, 16,528,586 and 7,650,250 shares at
September 30, 2005 and December 31, 2004	(222,413)	(108,235)
Additional paid-in capital	1,662,281	1,645,691
Deferred compensation	(16,371)	(601)
Accumulated deficit	(103,886)	(157,797)
Total shareholders' equity	1,320,949	1,380,383

Total liabilities and shareholders’ equity	$2,331,870	$2,315,698

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net broadcasting revenue	$109,632	$107,524	$311,580	$301,726

Operating Expenses:
Cost of revenues, exclusive of
depreciation and amortization shown separately below	29,995	29,584	85,759	83,500
Selling, general and administrative	29,594	29,617	89,240	90,103
Corporate general and administrative, exclusive of
non-cash stock compensation
of $279, $863, $879 and $3,463, respectively,
shown separately below	2,868	3,094	9,420	8,629
Non-cash stock compensation	279	863	879	3,463
Local marketing agreement fees	369	516	1,402	1,539
Depreciation and amortization	5,530	22,044	16,818	84,408
Non-cash charge related to contract obligations	-	16,449	-	16,449
Other, net	157	(781)	(379)	(953)
Operating expenses	68,792	101,386	203,139	287,138

Operating income	40,840	6,138	108,441	14,588

Non-operating expenses:
Interest expense, net, including amortization of debt
issuance costs of $459, $482, $1,379 and
$1,517, respectively	5,677	3,688	15,067	13,406
Write off of deferred financing costs due to
extinguishment of debt	-	2,966	-	13,615

Non-operating expenses, net	5,677	6,654	15,067	27,021

Income (loss) before income taxes	35,163	(516)	93,374	(12,433)
Income tax expense (benefit)	14,654	(90,582)	39,463	(73,246)

Net income	$20,509	$90,066	$53,911	$60,813

Net income per share - basic	$0.17	$0.69	$0.45	$0.47
Net income per share - diluted	$0.16	$0.62	$0.42	$0.44

Weighted average common shares outstanding:
Basic	117,582,093	130,672,414	120,804,344	130,201,684
Diluted	132,268,365	146,473,239	135,552,482	143,758,133

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$53,911	$60,813
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	16,818	84,408
Write off of deferred financing costs due to extinguishment of debt	-	13,615
Amortization of debt issuance costs	1,379	1,517
Non-cash charge related to contract obligations	-	16,449
Gain on sale of assets	(404)	(953)
Deferred income taxes	37,171	(75,201)
Stock compensation expense	879	3,463
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,659)	2,202
Prepaid expenses and other current assets	(566)	(1,479)
Accounts payable, accrued liabilities and other liabilities	(4,726)	(2,125)
Net cash provided by operating activities	101,803	102,709

Cash flows from investing activities:
Capital expenditures	(6,070)	(6,981)
Cash paid to acquire stations	(44,781)	(157,534)
Proceeds from sale of assets, net	12,388	8,054
Other assets, net	(511)	1,754
Net cash used in investing activities	(38,974)	(154,707)

Cash flows from financing activities:
Retirement of subordinated debt	-	(500,000)
Issuance of convertible subordinated notes	-	330,000
Debt issuance costs	-	(11,060)
Proceeds from senior debt	110,500	486,500
Principal payments on senior debt	(63,500)	(370,611)
Principal payments on other long-term liabilities	(412)	(428)
Repayment of shareholder notes	51	1,283
Proceeds from public stock offerings, net of costs incurred	-	175,669
Exercise of stock options, net of costs incurred	(13)	142
Net repurchases of unvested shares of common stock	(67)	-
Purchase of shares held in treasury	(106,841)	(59,573)
Net cash (used in) provided by financing activities	(60,282)	51,922

Net increase (decrease) in cash and cash equivalents	2,547	(76)

Cash and cash equivalents, beginning of period	948	3,467

Cash and cash equivalents, end of period	$3,495	$3,391

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Continued)
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2005	2004
Supplemental schedule of investing activities

The Company completed various radio station acquisitions during the nine months ended September 30, 2005 and 2004. In connection with these acquisitions, certain liabilities were assumed.

Fair value of assets acquired	$45,421	$158,217
Cash paid to acquire stations	(44,781)	(157,534)
Liabilities assumed	$640	$683

On July 29, 2004, the Company completed its exchange of radio stations in the Bloomington, IL market for stations in the Harrisburg/Lancaster, PA market and the Erie, PA market, plus a cash payment to the company. The non-cash portion of this transaction is not reflected in the table above.

Non-cash exchange of assets	$-	$39,647

Supplemental schedule of cash flow information

Cash Payments:
Interest	$14,615	$11,124
Income taxes	2,196	1,292
Barter Transactions:
Equipment purchases through barter	309	151
Barter Revenue - included in gross broadcasting revenue	6,778	6,779
Barter Expenses - included in cost of revenues	6,622	6,409

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

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts based on historical experience of bad debts as a percent of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Trade receivables	$79,984	$78,285
Allowance for doubtful accounts	(2,750)	(3,377)
Accounts receivable, net	$77,234	$74,908

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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143. FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 and is effective for the Company no later than December 31, 2005. The Company adopted the provisions of FIN No. 47 in the first quarter of 2005, and the adoption of FIN No. 47 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

2. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the requirements of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires disclosure of the pro forma effects on net income and net income per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based awards to employees been based on the fair value at the grant dates in accordance with the fair value provisions of SFAS No. 123, the Company’s net income and net income per share for the three-month and nine-month periods ended September 30, 2005 and 2004 would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share amounts)
	(unaudited)
Net income applicable to common shares, as reported	$20,509	$90,066	$53,911	$60,813
Add: Corporate non-cash stock compensation expense	279	863	879	3,463
Deduct: Total stock-based employee compensation expense determined under fair value method	(2,191)	(2,911)	(6,990)	(9,262)
Incremental tax impact	755	4,311	2,414	4,311
Net income applicable to common shares, pro forma	$19,352	$92,329	$50,214	$59,325
Basic net income per common share:
As reported	$0.17	$0.69	$0.45	$0.47
Pro forma	$0.16	$0.71	$0.42	$0.46
Diluted net income per common share:
As reported	$0.16	$0.62	$0.42	$0.44
Pro forma	$0.15	$0.64	$0.39	$0.43

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended September 30, 2005: risk-free interest rate of approximately 4%; dividend yield of zero; expected life of approximately six years; and volatility of approximately 29%. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended September 30, 2004: risk-free interest rate of approximately 3%; dividend yield of zero; expected life of five years; and volatility of approximately 30%.

For those awards that result in the recognition of compensation expense under APB Opinion No. 25, the Company records expense for each tranche of the award over the vesting period applicable to such tranche, which results in the accelerated recognition of compensation expense.

The incremental tax impact shown in the table above represents the effect of the additional tax benefit that the Company would have recognized in the current period had compensation expense related to its stock options been recognized utilizing the fair value method. The amount is the same for the three and nine months ended September 30, 2004 since the Company reversed the valuation allowance associated with its deferred tax assets in the third quarter of 2004.

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

The Company evaluates its FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. FCC licenses are evaluated for impairment at the market level. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. The Company also evaluates goodwill in each of its reporting units (markets) for impairment annually, or more frequently if certain circumstances are present. The New Orleans market sustained damage as a result of Hurricane Katrina (“Katrina”) in August 2005 and the subsequent flooding of the area. Since Katrina represented a potential impairment indicator for the affected market, the Company performed its impairment analysis of FCC licenses and goodwill in the New Orleans market. The Company determined that no impairment of intangible assets had occurred as of September 30, 2005. If actual market conditions are less favorable than those projected by the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC license or goodwill for the New Orleans market below the amounts reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods.

Although the full extent of the damage to the Company’s stations from Katrina is still under evaluation, the Company believes that it is insured for certain losses resulting from Katrina. The Company believes recovery of insurance proceeds under its relevant policies is probable. The Company expects to file claims for such damage and has recorded as operating expenses the amount of its anticipated deductible of $0.3 million in Other, net in the accompanying consolidated condensed statements of operations. Additionally, the Company recorded $0.1 million of estimated uncollectible accounts receivable due to the impact of Katrina on local customers. One of the Company’s stations in the New Orleans market was unable to broadcast for an extended period of time as a result of Katrina and the general disruption of the local economy, which negatively impacted revenues in the quarter ended September 30, 2005. The Company maintains business interruption insurance and expects to be reimbursed for a portion of lost net income as a result of Katrina. Any business interruption proceeds will generally be recognized upon receipt.

The changes in the carrying amounts of FCC licenses and goodwill for the period from January 1, 2005 through September 30, 2005 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, January 1, 2005	$1,438,448	$661,067
Station acquisitions	41,792	978
Station dispositions and other deletions	(20,238)	(3,061)
Balance, September 30, 2005	$1,460,002	$658,984

Station dispositions and other deletions for the nine months ended September 30, 2005 include $12.0 million related to a local marketing agreement for a radio station in Knoxville, TN where the owner had the option to require the Company to purchase all of the assets of the station for $12.0 million. Accordingly, the entity had been included in the Company’s consolidated financial statements since August 2003. During the second quarter of 2005, the agreement was renegotiated to terminate the put option. Accordingly, as of September 30, 2005, the $12.0 million FCC asset and related long-term obligation are no longer reflected in the accompanying consolidated condensed balance sheet.

Definite-Lived Intangibles

The amount of amortization expense for definite-lived intangible assets was $0.6 million and $17.2 million for the three months ended September 30, 2005 and 2004, respectively, and $1.7 million and $69.5 million for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, $4.7 million in unamortized definite-lived assets is included in other assets, net in the accompanying consolidated condensed balance sheet. The Company estimates the following amount of amortization expense over the next five years related to definite-lived intangible assets: approximately $0.6 million in the remainder of 2005, approximately $0.8 million in 2006, and approximately $0.2 million in each of the three following years. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary from these amounts.

Amortization expense for the three and nine month periods ended September 30, 2005 was lower than in the prior year periods due to amortization expense related to the Company’s advertiser base asset, which was substantially fully amortized as of December 31, 2004.

4. ACQUISITIONS AND DISPOSITIONS

Completed Acquisitions

During the nine months ended September 30, 2005, the Company completed the following acquisitions:

■	Two radio stations in the Providence, RI market for an aggregate cash purchase price of approximately $14.7 million.
■
Six radio stations in the Tuscaloosa, AL market and one radio station in the Birmingham, AL market, all of which had been operating under a local marketing agreement since March 1, 2005, for an aggregate cash purchase price of approximately $29.5 million.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. As such, the accompanying consolidated condensed balance sheets include the acquired assets and liabilities and the accompanying consolidated condensed statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

Below is a table that details the preliminary purchase price allocations for all significant acquisitions completed in the first nine months of 2005. The purchase price allocations were based upon information available as of September 30, 2005. The Company is awaiting information to finalize its valuation of FCC licenses, property and equipment, other intangible assets, and certain other acquired assets and assumed liabilities. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in these financial statements. Adjustments to the purchase price allocation are expected to be finalized in 2006 and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

Asset Description	Acquisition of Tuscaloosa/ Birmingham Radio Stations	Other Radio Station Acquisitions	Total	Asset lives
	(in thousands)
Property and equipment, net	$1,230	$199	$1,429	3-10 years
FCC licenses	26,784	15,008	41,792	non-amortizing
Goodwill	903	75	978	non-amortizing
Other intangibles, net	592	630	1,222	6 to 84 months
Liabilities assumed	(5)	(635)	(640)
Total aggregate purchase price	$29,504	$15,277	$44,781

The following summarized unaudited pro forma results of operations for the three and nine months ended September 30, 2005 and 2004 assume that all significant radio station acquisitions and dispositions occurred as of January 1 of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the significant radio station acquisitions and dispositions occurred as of January 1 of each period presented, or the results of operations which may occur in the future.

	Pro Forma Three Months Ended September 30,		Pro Forma Nine Months Ended September 30,
	2005	2004	2005	2004
Net broadcasting revenue	$109,632	$108,351	$311,936	$308,169
Net income	20,484	89,561	53,391	58,265
Basic net income per common share	0.17	0.69	0.44	0.45
Diluted net income per common share	0.16	0.62	0.41	0.42

Completed Dispositions

During the nine months ended September 30, 2005, the Company sold five radio stations for an aggregate price of approximately $12.5 million, including one of the stations that had been acquired in the Providence, RI market.

Pending Acquisitions and Dispositions

As of September 30, 2005, the Company has agreements to acquire radio stations for an aggregate purchase price of approximately $21.9 million.

Additionally, on November 5, 2002, the Company entered into an agreement in the form of an option, exercisable through December 31, 2006, to purchase a radio station in the Oklahoma City, OK market for an aggregate cash purchase price of the greater of $15.0 million or 85% of the fair market value of the radio station, as determined by an independent appraisal. Under a local marketing agreement, the Company operates the station during the option period.

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

6. SENIOR DEBT

Below is a table that sets forth the rates and the amounts borrowed under the Company’s senior debt as of September 30, 2005 and December 31, 2004:
	September 30, 2005		December 31, 2004
	Amount of	Interest	Amount of	Interest
Type of Borrowing	Borrowing	Rate	Borrowing	Rate
	(in thousands)		(in thousands)
Revolving Loan	$333,000	2.76 to 4.72%	$286,000	2.35 to 3.05%

The amount available under the Company’s Senior Credit Facility at September 30, 2005 was $264.0 million in the form of revolving credit commitments. This excludes approximately $3.0 million in letters of credit outstanding as of September 30, 2005. The Company’s ability to borrow under its Senior Credit Facility is limited by its ability to comply with several financial covenants as well as a requirement that it make various representations and warranties at the time of borrowing.

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

The Company’s Senior Credit Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments or loans, enter into derivative contracts, or change the nature of its business. The Senior Credit Facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At September 30, 2005, the Company was in compliance with all non-financial and financial covenants under its Senior Credit Facility.

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

On June 29, 2004 and November 3, 2004 the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of its outstanding common stock. As of September 30, 2005, the Company had repurchased approximately 16.6 million shares of common stock for an aggregate amount of approximately $223.3 million under these repurchase programs. As of September 30, 2005, net of shares held in treasury, the Company had 117,223,626 shares of common stock outstanding. During the period from October 1, 2005 through October 31, 2005, the Company repurchased approximately 0.3 million shares of its common stock for an aggregate amount of approximately $4.9 million under its repurchase programs.

Long-Term Incentive Plan

In October 2002, the Company adopted the Citadel Broadcasting Corporation 2002 Long-Term Incentive Plan (the "Plan") pursuant to which the Company's board of directors can grant options and other equity awards to officers, employees, directors and independent contractors. At December 31, 2004, the total number of shares of common stock that remain authorized, reserved and available for issuance under the Plan was 1,347,125, not including shares underlying outstanding grants.

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

During the nine months ended September 30, 2005, certain options were cancelled due to employee terminations and became available for future grants. Also during the first nine months of 2005, the Company granted 1,815,420 options to the Company’s employees and directors, including 450,000 options granted to the Company’s chief executive officer. The options were granted with an exercise price equal to the common stock's fair market value at the date of grant. The stock options granted vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or termination of employment.

Effective September 20, 2005, the Company granted to its Chief Executive Officer 1,250,000 restricted shares of common stock that vest in one-third installments annually, beginning on September 20, 2006, pursuant to the Plan. Deferred compensation of approximately $16.7 million was recorded and is being recorded as compensation expense over the vesting period of the shares. During the quarter ended September 30, 2005, such expense was approximately $0.3 million.

As of September 30, 2005, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the plan was 3,561,980, not including shares underlying outstanding grants.

9. INCOME TAXES

The effective tax rate of approximately 42.3% for the nine months ended September 30, 2005 differs from the federal tax rate of 35% primarily due to state taxes and non-deductible expenses. Income tax benefit for the three and nine months ended September 30, 2004 was primarily due to the reversal of the Company’s valuation allowance associated with its deferred tax assets, the most significant of which was the Company’s net operating loss carryforward. The Company believes the net operating loss will be utilized within the carryforward period. This determination is based on management’s estimates of future taxable income; to the extent that actual results differ materially from management’s estimates, a valuation allowance could be required.

10. NET INCOME PER SHARE

Net income per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net income per share. Basic net income per share excludes dilution, and for the three and nine months ended September 30, 2005 and 2004 is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. During the three and nine months ended September 30, 2005 and 2004, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), and (2) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense incurred on the convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NUMERATOR:	(in thousands, except per share data)
Income available to common shareholders	$20,509	$90,066	$53,911	$60,813
Effect of dilutive securities:
Convertible subordinated notes	936	944	2,808	2,328
Numerator for net income per common share - diluted	$21,445	$91,010	$56,719	$63,141

DENOMINATOR:
Weighted average common shares	117,582	130,672	120,804	130,202
Effect of dilutive securities:
Options	1,745	2,860	1,807	2,882
Convertible subordinated notes	12,941	12,941	12,941	10,674
Denominator for net income per common share - diluted	132,268	146,473	135,552	143,758

Net income per common share:
Net income - Basic	$0.17	$0.69	$0.45	$0.47
Net income - Diluted	$0.16	$0.62	$0.42	$0.44

Options to purchase 5,106,270 and 4,542,916 shares of common stock for the three and nine months ended September 30, 2005, respectively, and 3,635,375 and 2,294,332 shares of common stock for the same periods in 2004 were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

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

12. SUBSEQUENT EVENT

On October 6, 2005, the Company announced that its Board of Directors had approved the commencement of paying a regular quarterly dividend of $0.18 per share on its common stock. The first quarterly dividend will be paid on January 18, 2006 to shareholders of record on November 30, 2005.

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

Depreciation and amortization of tangible and intangible assets associated with the acquisition of radio stations and interest carrying charges historically have been significant factors in determining our overall profitability. Based on intangible assets currently held by us and the preliminary allocation of the aggregate purchase price of acquisitions completed during the nine months ended September 30, 2005, we expect the total amortization expense incurred in future periods will remain relatively consistent with the current period.

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Broadcasting Revenue
	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$95.0	$92.1	$2.9	3.1%
National	14.6	15.4	(0.8)	-5.2%
Net broadcasting revenue	$109.6	$107.5	$2.1	2.0%

The increase in net broadcasting revenue of approximately $2.1 million, or 2.0%, was primarily due to higher revenues from certain of our existing stations, including stations in Buffalo, NY, Modesto, CA and Baton Rouge, LA, primarily due to higher spot rates for local revenue and generation of new national revenue, partially offset by lower revenues in Lansing, MI, Reno, NV and Colorado Springs, CO. Most of the increase from 2004 to 2005 was in local revenues, which increased by $2.9 million, or 3.1%, while national revenue was down $0.8 million.

Net revenues in the third quarter of 2005 were affected by damage sustained at our stations in the New Orleans market as a result of Hurricane Katrina in August 2005. Excluding the New Orleans market, consolidated net revenues increased approximately 2.8% for the 2005 third quarter. The Company has insurance coverage, including business interruption insurance, which is expected to mitigate near-term financial impacts related to Hurricane Katrina, and the Company is working aggressively with its insurance broker on the claim.

Cost of Revenues
	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and
amortization shown separately below)	$30.0	$29.6	$0.4	1.4%

Cost of revenues for the three months ended September 30, 2005 were up $0.4 million, or 1.4%, from the prior year quarter primarily due to costs associated with significant 2005 acquisitions of $0.2 million and higher technical, advertising and promotion expenses, partially offset by decreased programming expense and lower cost of revenues in our New Orleans market due to the impact of Hurricane Katrina in August 2005.

Selling, General and Administrative
	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$29.6	$29.6	$-	0.0%

Selling, general and administrative expenses for the three months ended September 30, 2005 were substantially unchanged from the three months ended September 30, 2004 as lower general and administrative costs and decreased expenses in our New Orleans market were offset by higher sales costs and the impact of significant acquisitions in 2005.

Corporate General and Administrative
	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$2.9	$3.1	$(0.2)	-6.5%

Corporate general and administrative expenses were essentially unchanged in the 2005 third quarter compared to the 2004 third quarter.

Depreciation and Amortization
	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$4.9	$4.9	$-	0.0%
Amortizaton	0.6	17.1	(16.5)	-96.5%
Total depreciation and amortization	$5.5	$22.0	$(16.5)	-75.0%

Amortization expense related to our advertiser base asset decreased by approximately $15.9 million as the asset was substantially fully amortized as of December 31, 2004.

Operating Income

Operating income increased by $34.7 million, from $6.1 million for the three months ended September 30, 2004 to $40.8 million for the three months ended September 30, 2005. The increase was primarily due to higher revenues and a decrease in depreciation and amortization expense. Also, the third quarter operating income for 2004 reflected a non-cash charge of approximately $16.4 million primarily related to our settlement with our previous national representation firm. Under the terms of the settlement, our new national representation firm settled our obligations under the settlement agreement with the prior national representation firm and entered into a new long term contract with us. Excluding this non-cash charge, operating income in the third quarter of 2004 was $22.5 million compared to $40.8 million in the same period for 2005, resulting in an improvement in the 2005 third quarter of $18.3 million.

Interest Expense, Net
	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$5.7	$3.7	$2.0	54.1%

The increase in net interest expense was primarily due to increases in both average outstanding borrowings under the Senior Credit Facility and higher overall interest rates for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Write Off of Deferred Financing Costs Due to Extinguishment of Debt

In connection with the repayment of our previous senior debt, we wrote off deferred financing costs of approximately $3.0 million during the three months ended September 30, 2004.

Income Tax Expense (Benefit)
	September 30, 2005	September 30, 2004	$ Change
	(Amounts in millions)
Income tax expense (benefit)	$14.7	$(90.6)	$105.3

The effective tax rate of approximately 41.7% for the three months ended September 30, 2005 differs from the federal tax rate of 35% primarily due to state taxes and non-deductible expenses. On an annual basis, we expect our effective tax rate to be approximately 42%. Income tax benefit for the three months ended September 30, 2004 was primarily due to the reversal of our valuation allowance associated with our deferred tax assets, the most significant of which was our net operating loss carryforward. We believe the net operating loss will be utilized within the carryforward period.

Net Income

Net income decreased by approximately $69.6 million to $20.5 million for the three months ended September 30, 2005 compared to $90.1 million for the three months ended September 30, 2004. The decrease in net income for the three months ended September 30, 2005 compared to the prior year period was primarily due to the income tax benefit of $90.6 million, which was recorded in the third quarter of 2004.

Net Income Per Share

Basic and diluted income per share decreased by approximately $0.52 and $0.46, respectively, from $0.69 and $0.62 basic and diluted income per share, respectively, for the 2004 third quarter to $0.17 and $0.16 basic and diluted income per share, respectively, for the 2005 third quarter. During the three months ended September 30, 2005 and 2004, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. During the same quarters, diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the quarters ended September 30, 2005 and 2004 include additional shares due to outstanding stock options and approximately 12.9 million shares related to our convertible notes, as the computation of diluted shares assumes the notes are converted into shares as of the beginning of the period.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Broadcasting Revenue
	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$268.5	$258.0	$10.5	4.1%
National	43.1	43.7	(0.6)	-1.4%
Net broadcasting revenue	$311.6	$301.7	$9.9	3.3%

The increase in net broadcasting revenue of approximately $9.9 million, or 3.3%, was due to higher revenues from certain of our existing stations as well as the benefit of the inclusion of stations in Springfield, MA, which were acquired in the first half of 2004, and stations in Tuscaloosa, AL, which were acquired in the third quarter of 2005 and were operated under an LMA agreement since March of 2005, partially offset by stations sold, as well as lower revenues associated with certain programming terminated at the beginning of the year. Certain markets had higher growth, including the Buffalo, NY, Oklahoma City, OK, and Modesto, CA markets, primarily due to higher spot rates for local revenue and generation of new national revenue, offset by lower revenues in Lansing, MI, Portland, ME and Syracuse, NY. Most of the increase from 2004 to 2005 was in local revenues, which increased by $10.5 million, or 4.1%, while national revenue was down $0.6 million.

The New Orleans market sustained damage as a result of Hurricane Katrina in August 2005. The Company has insurance coverage, including business interruption insurance, which is expected to mitigate near-term financial impacts related to Hurricane Katrina, and the Company is working aggressively with its insurance broker on the claim.

Cost of Revenues
	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and
amortization shown separately below)	$85.8	$83.5	$2.3	2.8%

Cost of revenues for the nine months ended September 30, 2005 increased approximately $2.3 million, or 2.8%, of which $1.8 million was related to significant radio stations we acquired in 2004 and 2005. The remaining increase in cost of revenues was primarily due to increases in programming costs primarily related to sports broadcasting rights agreements, as well as increases in programming salaries.

Selling, General and Administrative
	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$89.2	$90.1	$(0.9)	-1.0%

Selling, general and administrative expenses for the nine months ended September 30, 2005 decreased approximately $0.9 million, or 1.0%, compared to the nine months ended September 30, 2004 due to lower commission expenses and additional amortization of the liability established for the settlement with our previous national representation firm, which were partially offset by increased costs related to radio station acquisitions in 2004 and 2005 of approximately $1.3 million.

Corporate General and Administrative
	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$9.4	$8.6	$0.8	9.3%

The increase in corporate general and administrative expenses was primarily due to an increase of $0.6 million in legal and other professional fees for the nine months ended September 30, 2005 as compared to the same period in 2004.

Depreciation and Amortization
	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$15.1	$14.9	$0.2	1.3%
Amortizaton	1.7	69.5	(67.8)	-97.6%
Total depreciation and amortization	$16.8	$84.4	$(67.6)	-80.1%

Amortization expense related to our advertiser base asset decreased by approximately $64.6 million to approximately $0.3 million for the nine months ended September 30, 2005 from $64.9 million for the nine months ended September 30, 2004 as the asset was substantially fully amortized as of December 31, 2004.

Operating Income

Operating income increased by $93.8 million, from $14.6 million for the nine months ended September 30, 2004 to $108.4 million for the nine months ended September 30, 2005. Operating income for the nine months ended September 30, 2004 reflects a non-cash charge of approximately $16.4 million primarily related to our settlement with our previous national representation firm. Under the terms of the settlement, our new national representation firm settled our obligations under the settlement agreement with the prior national representation firm and entered into a new long term contract with us. Excluding this non-cash charge, operating income for the nine months in 2004 was $31.0 million compared to $108.4 million in the same period for 2005, resulting in an improvement in the 2005 period of $77.4 million. The remaining increase was primarily due to higher revenues and decreases in depreciation and amortization expense and non-cash stock compensation expense, partially offset by higher operating expenses.

Interest Expense, Net
	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$15.1	$13.4	$1.7	12.7%

The increase in net interest expense was primarily due to increases in both average outstanding borrowings under the Senior Credit Facility and higher overall interest rates for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, partially offset by the net effect of the repayment of $500.0 million of 6% Debentures on February 18, 2004 and the concurrent issuance of $330.0 million of 1.875% convertible notes.

Write Off of Deferred Financing Costs Due to Extinguishment of Debt

During the nine months ended September 30, 2004, we wrote off $3.0 million of deferred financing costs due to our repayment of our previous senior debt and $10.6 million of deferred financing costs as a result of the repayment of our $500.0 million 6% Debentures.

Income Tax Expense (Benefit)
	September 30, 2005	September 30, 2004	$ Change
	(Amounts in millions)
Income tax expense (benefit)	$39.5	$(73.2)	$112.7

The effective tax rate of approximately 42.3% for the nine months ended September 30, 2005 differs from the federal tax rate of 35% primarily due to state taxes and non-deductible expenses. On an annual basis, we expect our effective tax rate to be approximately 42%. Income tax benefit for the nine months ended September 30, 2004 was primarily due to the reversal of our valuation allowance associated with our deferred tax assets, the most significant of which was our net operating loss carryforward. We believe the net operating loss will be utilized within the carryforward period.

Net Income

Net income decreased by approximately $6.9 million to net income of $53.9 million for the nine months ended September 30, 2005 compared to a net income of $60.8 million for the nine months ended September 30, 2004. The decline in net income for the nine months ended September 30, 2005 compared to the prior year period was primarily due to the income tax benefit of $73.2 million discussed above.

Net Income Per Share

Basic and diluted income per share decreased by approximately $0.02, from $0.47 and $0.44 basic and diluted income per share, respectively, for the nine-month period in 2004 to $0.45 and $0.42 basic and diluted income per share, respectively, for the nine-month period in 2005. During the nine months ended September 30, 2005 and 2004, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. During the nine months ended September 30, 2005, diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the nine months ended September 30, 2005 and 2004 include additional shares due to outstanding stock options and approximately 12.9 million shares and 10.7 million shares, respectively, related to our convertible notes, as the computation of diluted shares assumes the notes are converted into shares as of the beginning of the period.

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

Operating Activities
	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in millions)
Net cash provided by operating activities	$101.8	$102.7	$(0.9)	-0.9%

The decrease was primarily due to increases in cost of revenues of $2.3 million and corporate general and administrative expense of $0.8 million, as well as changes in operating assets and liabilities of $8.0 million, partially offset by the increase in net broadcasting revenues of $9.9 million and a decrease in selling, general and administrative expenses of $0.9 million.

Investing Activities
	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in millions)
Net cash used in investing activities	$(39.0)	$(154.7)	$115.7	-74.8%

During the first nine months of 2005, approximately $50.9 million was used for acquisitions of radio stations and capital expenditures, which includes buildings, studio equipment, towers and transmitters, vehicles and other assets utilized in the operation of our stations, offset by proceeds from the sale of assets of $12.4 million, compared to $164.5 million for similar costs in the first nine months of 2004, offset by proceeds from the sale of assets of $8.1 million.

Financing Activities
	September 30, 2005	September 30, 2004	$ Change
	(Amounts in millions)
Net cash (used in) provided by financing activities	$(60.3)	$51.9	$(112.2)

During the nine months ended September 30, 2005, we increased our net borrowings under our senior debt by $47.0 million primarily to complete the acquisition of radio stations. For the nine months ended September 30, 2004, the net cash provided by financing activities included proceeds from the issuance of our common stock of $175.7 million, net of underwriting commissions and other stock issuance costs, and the concurrent sale of $330.0 million principal amount of convertible subordinated notes, before underwriting discount and other debt issuance costs of approximately $7.4 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of 6% Debentures. Additionally, during the first nine months of 2004, the Company increased its net borrowings under its senior debt by $115.9 million primarily to complete the acquisition of radio stations in Memphis, TN and Springfield, MA. In August 2004, we entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we paid approximately $3.2 million in debt issuance costs.

During the nine months ended September 30, 2005, we completed the acquisition of two radio stations in the Providence, RI market for a cash purchase price of approximately $14.7 million and six radio stations in the Tuscaloosa, AL market and one radio station in the Birmingham, AL market, all of which had been operating under a local marketing agreement since March 1, 2005, for an aggregate cash purchase price of approximately $29.5 million. We funded these acquisitions through cash flows from operating activities and borrowings under our revolving credit facility.

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, capital expenditures and acquisitions of additional radio stations. Our capital expenditures totaled $6.1 million during the nine months ended September 30, 2005, as compared to $7.0 million during the nine months ended September 30, 2004. For the fiscal year ending December 31, 2005, we estimate that capital expenditures necessary for our facilities will be approximately $10.0 million. We believe that cash flows from operating activities, together with availability under our revolving credit facility, should be sufficient for us to fund our current operations for at least the next 12 months.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. During the first nine months of 2005, we repurchased approximately 8.3 million shares of our common stock for an aggregate amount of approximately $106.8 million. During the first nine months of 2004, we repurchased approximately 4.3 shares of our common stock for an aggregate amount of approximately $59.6 million. As of October 31, 2005, we had repurchased a total of approximately 16.8 million shares of our common stock for an aggregate amount of approximately $225.6 million under these repurchase programs.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions, stock repurchases, or any of our other contractual or commercial commitments, we intend to seek additional funding in the credit or capital markets and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

Senior Debt

In August 2004, we entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010. As of September 30, 2005, our Senior Credit Facility consisted of the following:

		Balance Outstanding
	Commitment	(as of September 30, 2005)
	(in thousands)
Revolving credit facility	$600,000	$333,000

Availability. The amount available under our Senior Credit Facility at September 30, 2005 was $264.0 million in the form of revolving credit commitments. This excludes approximately $3.0 million in letters of credit outstanding as of September 30, 2005. Our ability to borrow under our Senior Credit Facility is limited by our ability to comply with several financial covenants as well as a requirement that we make various representations and warranties at the time of borrowing.

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

Non-Financial Covenants. Our Senior Credit Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments, loans, enter into derivative contracts, or change the nature of our business. At September 30, 2005, we were in compliance with all non-financial covenants under our Senior Credit Facility.

Financial Covenants. Our Senior Credit Facility contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At September 30, 2005, we were in compliance with all financial covenants under our Senior Credit Facility.

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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143. FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 and is effective for us no later than December 31, 2005. We adopted the provisions of FIN No. 47 in the first quarter of 2005, and the adoption of FIN No. 47 did not have a material impact on our financial position, results of operations or cash flows.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable judgments. Actual results could differ from these estimates under different assumptions and conditions. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2004, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2004.

Contractual and Commercial Commitments

In August 2004, we entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010. As of September 30, 2005 and December 31, 2004, we had $333.0 million and $286.0 million, respectively, outstanding under the revolving portion of our senior debt. Also, at September 30, 2005 and December 31, 2004, we had $330.0 million outstanding under our convertible notes.

During the nine months ended September 30, 2005, the Company completed the following acquisitions:

■	Two radio stations in the Providence, RI market for an aggregate cash purchase price of approximately $14.7 million.
■
Six radio stations in the Tuscaloosa, AL market and one radio station in the Birmingham, AL market, all of which had been operating under a local marketing agreement since March 1, 2005, for an aggregate cash purchase price of approximately $29.5 million.

As of September 30, 2005, we had agreements pending to acquire radio stations for an aggregate price of approximately $21.9 million.

There have been no other significant changes in our contractual and commercial commitments as of September 30, 2005 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our credit agreement, which bears interest based on variable rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $333.0 million of variable rate debt that was outstanding as of September 30, 2005. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $3.3 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of September 30, 2005.

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

Based on their evaluation as of September 30, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Controls over Financial Reporting

As of September 30, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2004 and November 3, 2004, our Board of Directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. We expect such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, subject to market conditions. No assurance can be given as to the time period over which the shares will be repurchased or as to whether and to what extent the share repurchase will be consummated. The table below summarizes stock repurchase information for the quarter ended September 30, 2005.

REGISTRANT PURCHASES OF EQUITY SECURITIES (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2005 through July 31, 2005	2,739,500	$11.79	2,739,500	$200,175,728
August 1, 2005 through August 31, 2005	873,200	13.00	873,200	188,820,884
September 1, 2005 through September 30, 2005	886,200	13.19	886,200	177,134,554
Total	4,498,900	12.30	4,498,900

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
10.1
The Registrant’s Form of Restricted Stock Agreement under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on October 27, 2005).

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

CITADEL BROADCASTING CORPORATION

Date: November 9, 2005	By:	/s/ FARID SULEMAN

Farid Suleman
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2005	By:	/s/ PATRICIA STRATFORD

Patricia Stratford
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
The Registrant’s Form of Restricted Stock Agreement under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on October 27, 2005).

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