Form 10-K
period 2005-12-31
CITADEL BROADCASTING CORP
filed 2006-03-16
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2005, based upon the closing price of the common stock, was $497.2 million.

As of February 28, 2006, there were 112,030,326 shares of common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Annual Report to Shareholders and the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

Citadel Broadcasting Corporation

Form 10-K

December 31, 2005

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Citadel,” “we,” “us,” “our” and similar terms refer to Citadel Broadcasting Corporation and its consolidated subsidiaries, which would include any variable interest entities that are required to be consolidated by the primary beneficiary under the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

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

Forward-looking statements, including certain pro forma information, are presented for illustrative purposes only and reflect our current expectations concerning future results and events. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; the risk that the proposed business combination with the ABC Radio stations and ABC Radio Network may be delayed or not close; and any statements of assumptions underlying any of the foregoing.

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

The pro forma information (all of which relate to completed acquisitions) reflects adjustments and is presented for comparative purposes only and does not purport to be indicative of what has occurred or of future operating results or financial position. These risks, uncertainties and factors include, but are not limited to the factors described in Item 1A. “Risk Factors.”

You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revision(s) to these statements to reflect events, whether anticipated, or circumstances after the date of this report.

PART I

ITEM 1.	BUSINESS

Citadel is the fifth largest radio broadcasting company in the United States based on net broadcasting revenue. As of February 28, 2006, we owned and operated 163 FM and 58 AM radio stations in 49 markets located in 24 states across the country. We have a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. We rank first or second in audience share in 35 of our 45 rated markets. Our top 25 markets accounted for approximately 76% of our 2005 revenue.

Our predecessor company was founded in 1991, we were incorporated in Delaware in 1993, and in 2001, affiliates of Forstmann Little & Co. acquired substantially all of our outstanding common stock in a leveraged buyout transaction.

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

On February 6, 2006, we and a wholly owned subsidiary entered into an Agreement and Plan of Merger (the “ABC Radio Merger Agreement”) with The Walt Disney Company (“TWDC”) and ABC Chicago FM Radio, Inc., a Delaware corporation and wholly owned subsidiary of TWDC. Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, we will combine ABC Radio, which includes 22 radio stations and the ABC Radio Network, with the Company. Immediately after closing of the merger transactions and subject to adjustments described in the ABC Radio Merger Agreement, the former holders of TWDC common stock will own approximately 52% of the common stock of the combined Company, which will be named Citadel Communications. The merger and the issuance of our common stock in the merger have been approved by written consent by holders of record of a majority of our common stock. (See Item 8, Financial Statements and Supplementary Data, Note 1 for more information).

Our Station Portfolio

The table below summarizes the markets in which we owned and operated radio stations as of February 28, 2006.

	Market Revenue Rank	Number of Owned and Operated Commercial Stations in the Market		Number of Our Stations(1)(2)		Number of Station Owners in the Market	Our Station Group Audience Share		Our Station Group Revenue Rank(4)
		FM	AM	FM	AM		Share	Rank(3)
Salt Lake City, UT	35	29	20	5	3	20	18.9	2	2
Nashville, TN	38	22	26	2	—	30	8.2	4	4
New Orleans, LA	40	18	17	4	—	17	N/R	N/R	3
Buffalo, NY	43	13	13	3	—	12	21.6	3	3
Memphis, TN	45	22	21	4	—	17	16.1	2	2
Providence, RI	48	16	20	4	2	18	20.9	2	2
Oklahoma City, OK	50	19	14	5	2	13	21.5	2	1
Birmingham, AL	52	19	20	4	2	18	24.6	2	2
Grand Rapids, MI	56	15	13	4	1	11	15.7	2	2
Tucson, AZ	58	15	14	3	2	12	19.6	3	3
Albuquerque, NM	61	23	15	5	3	13	31.7	1	1
Knoxville, TN	66	16	21	4	1	20	27.2	1	1
Harrisburg/Carlisle/York, PA	69	12	11	3	—	12	12.1	3	3
Syracuse, NY	70	19	12	3	1	7	15.9	3	2
Little Rock, AR	72	22	14	7	3	16	34.3	1	1
Columbia, SC	73	17	9	3	1	10	18.1	3	3
Colorado Springs, CO	74	15	8	3	2	11	21.1	2	1
Baton Rouge, LA	75	13	8	4	2	7	25.9	2	2
Des Moines, IA	75	14	9	4	1	8	24.5	3	3
Allentown/Bethlehem, PA	77	7	10	2	—	9	20.0	2	2
Wilkes-Barre/Scranton, PA	83	21	18	5	1	11	19.4	2	2
Charleston, SC	84	19	10	5	2	10	31.6	1	1
Reno, NV	85	17	11	3	1	12	17.5	2	2
Chattanooga, TN	88	14	14	3	1	15	15.4	3	2
Boise, ID	90	17	10	4	2	10	32.6	1	1
Spokane, WA	94	18	11	4	3	10	26.0	2	2
Saginaw/Bay City, MI	96	15	5	5	—	8	25.7	2	1
Lansing/East Lansing, MI	97	10	7	4	2	6	40.3	1	1
Modesto, CA	106	16	6	5	1	10	28.8	1	1
Springfield, MA	106	10	10	1	1	9	10.9	2	3
Portland, ME	111	18	9	6	—	6	22.0	2	2
Johnson City/Kingsport/Bristol, TN	112	13	22	2	3	19	21.6	2	2
Lafayette, LA	113	19	10	4	1	11	29.2	1	2
Flint, MI	120	9	8	1	1	8	7.7	3	3
Portsmouth/Dover/Rochester, NH	125	10	7	4	—	8	14.1	2	2
Worcester, MA	147	5	8	3	—	7	15.0	1	2
Lancaster, PA	150	6	4	1	1	7	9.1	2	1
Binghamton, NY	167	11	5	3	2	7	32.3	1	1
Erie, PA	173	8	5	3	1	5	35.1	2	2

	Market Revenue Rank	Number of Owned and Operated Commercial Stations in the Market		Number of Our Stations(1)(2)		Number of Station Owners in the Market	Our Station Group Audience Share		Our Station Group Revenue Rank(4)
		FM	AM	FM	AM		Share	Rank(3)
New London, CT	186	8	2	3	1	3	14.5	3	2
Stockton, CA	190	10	4	2	—	5	12.9	1	1
Tuscaloosa, AL	219	9	5	4	2	5	27.7	1	2
Muncie-Marion, IN	237	6	4	1	1	4	N/A	N/A	3
New Bedford, MA	263	7	5	1	1	6	11.0	1	1
Augusta/Waterville, ME	273	9	5	2	2	5	15.2	2	2
Ithaca, NY	279	4	4	1	1	4	8.0	1	2
Muskegon, MI	284	8	3	3	1	2	11.7	2	2
Other(5)	N/A	N/A	N/A	4	—	N/A	N/R	N/R	N/A

Total				163	58

N/R	Not rated.
N/A	Information not available.

(1)	The market assignments on this table reflect the way we cluster our regional station groups for accounting and operational purposes and do not necessarily mean that the station is located in the market as defined by Arbitron or the Federal Communications Commission (“FCC”). Compliance with the FCC’s local radio ownership limits is measured by reference to the number of stations a company holds in a particular market as that market is defined by the FCC. For a discussion of the impact of the new FCC rules on us and our station clusters, see “Federal Regulation of Radio Broadcasting—Multiple Ownership Rules” and “Federal Regulation of Radio Broadcasting—Time Brokerage”.
(2)	In addition to the stations listed in this table, we entered into an option agreement on November 5, 2002 to acquire one FM station serving the Oklahoma City, OK market and are currently operating this station under a local marketing agreement. On July 2, 2003, we entered into a local marketing agreement related to a radio station in Knoxville, TN. We entered into a local marketing agreement to operate a station in the Muskegon, MI market pending the completion of our acquisition of that station. Also, we own two stations in Buffalo, NY that are being operated by a third party under a local marketing agreement. One of our local marketing agreements does not comply with the FCC’s new ownership limits. We will be required to terminate this agreement or otherwise come into compliance with the FCC’s ownership rules by September 3, 2006. We do not believe that termination of this agreement or our actions to come into compliance with the new rules with respect to this agreement will have a material impact on our business or our results of operations.
(3)	The Station Group Audience Share Rank is the ranking of our station group among all station groups within the demographic of people ages 25-54, listening Monday through Sunday, 6 a.m. to 12 midnight based upon the total station group’s audience share in that market.
(4)	The Station Group Revenue Rank is the ranking, by station group market revenue, of our station group among all station groups in that market.
(5)	Includes radio stations in our Kokomo, IN and Presque Isle, ME markets, which are not rated by Arbitron.

Market and Industry Data

We based or derived the station and market data we present in this Form 10-K from third-party sources. Unless otherwise indicated:

•	we derived all audience share data and audience ranking information from surveys of people ages 25-54, listening Monday through Sunday, 6 a.m. to 12 midnight, pertaining to each market, based on the Fall 2005 Market Report published by The Arbitron Ratings Company; and

•	we derived our station group revenue ranking information for the full year 2004, our 2004 market revenue rank, the number of owned and operated stations in the market and the number of station groups in the market from BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro as of February 21, 2006.

While we believe these industry publications are reliable, we have not independently verified them.

Strategy

Operate and Develop Leading Station Clusters. We believe that it is important to own multiple stations in each of the markets in which we operate in order to maximize our ability to achieve leadership positions, increase operating efficiencies and compete more effectively with other forms of local media. We rank first or second in audience share in 35 of our 45 rated markets. Our stations cover a wide range of programming formats, geographic regions, audience demographics and advertising clients.

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

Build Geographic, Format and Customer Diversity. We seek to diversify our portfolio of radio stations in many respects. Our stations are located in markets throughout the country and serve diverse target demographics through a broad range of programming formats such as rock, country, adult contemporary, oldies, urban and sports/news/talk. This diversity reduces our dependence on any particular local economy, market, station, format, on-air personality or advertiser. Similarly, we seek to develop a broad base of local and regional advertisers. During the year ended December 31, 2005, we generated approximately 86% of our net broadcasting revenue from local and regional advertising and approximately 14% from the sale of national advertising. No single advertiser accounted for more than 10% of our net broadcasting revenue.

Apply Improved Sales and Marketing to Capture Greater Share of Advertising Revenues. The development of a high-quality local sales organization in each of our markets is critical to our success. We rank first or second in revenue market share in 37 of our 47 ranked markets. In each market, we assess our station portfolio, the local market environment and the strength of our sales personnel to determine whether to pursue a “cluster sale” strategy or to create a separate sales force for each station. We place significant emphasis on recruiting quality sales people, setting clear financial and sales goals and rewarding achievement of those goals with generous commissions and bonus compensation. We also target regional sales, which we define as sales in regions surrounding our markets to companies that advertise in our markets, through our local sales force. We reach national advertisers in partnership with a national representative firm, offering advertising time on individual stations or across our overall network of stations.

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

Pending Transaction. The ABC Radio Merger Agreement imposes certain restrictions on our ability to conduct acquisitions and make dispositions prior to the closing. In light of this pending merger, the Company does not currently intend to make any significant acquisitions.

Competition

We operate in a highly competitive industry. Our radio stations compete for audiences and advertising revenue directly with other radio stations as well as with other media, such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, the Internet, outdoor advertising and direct mail, within their respective markets. The growth of Internet radio could result in increased competition. Our radio stations also face increasing competition from new consumer products such as portable digital audio players, which create new ways for individuals to listen to music and other content of their own choosing without traditional commercial advertisements. Our audience ratings and market shares are subject to change and any adverse change in a particular market could have a material adverse effect on our revenue in that market and possibly adversely affect our revenue in other markets.

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

Although the radio broadcasting industry is highly competitive, barriers to entry do exist (which can be mitigated to some extent by, among other things, changing existing radio station formats and upgrading power). The operation of a radio station requires a license or other authorization from the Federal Communications Commission (“FCC”) and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market. In addition, the FCC’s multiple ownership rules have historically limited the number of stations that may be owned or controlled by a single entity in a given market. Changes in the FCC’s multiple ownership rules resulting from the Telecommunications Act of 1996 created opportunities for us to acquire and consolidate radio stations in our markets. On June 2, 2003, the FCC concluded an omnibus rulemaking proceeding in which it examined all broadcast ownership rules, including the local radio ownership rule, the broadcast-newspaper ownership rule, the radio-television cross-ownership rule, the local television ownership rule, the national television ownership rule and the dual network rule. The FCC adopted new rules that significantly change how the FCC reviews radio station transactions. Although the FCC made no change to the local radio ownership limits themselves (e.g., in a market with 45 or more radio stations, a company may own eight stations in a single market, but no more than five in the same service, AM or FM), the FCC changed how it defines and counts the number of stations in a “market.” The rule change has the effect in some instances of both (i) decreasing the number of radio stations deemed to be in the market overall, thereby lowering the applicable ownership tier, and (ii) increasing the number of radio stations that we are deemed to own in the market. Under the new rule, our existing station portfolio exceeds the applicable ownership limit in seven markets. Existing ownership combinations, however, are “grandfathered,” meaning the FCC will not require us to divest stations that we currently own in order to come into compliance with the new rules. We would be required to divest stations to comply with the existing rule if there is a “substantial change” in control (as defined under the FCC’s rules and policies) of the Company or we attempt to acquire additional stations in the market. We would also not be permitted to transfer grandfathered clusters to a third party, unless the third party is a “small business” as defined by the FCC. The new rule also affects our ability to expand our ownership in certain markets.

The new rules were to become effective on September 4, 2003, but were stayed by the U.S. Court of Appeals for the Third Circuit on September 3, 2003 pending the outcome of appeals filed by several entities. A number of parties also filed requests with the FCC seeking reconsideration of certain aspects of the new rules. On September 3, 2004, the Third Circuit issued an Order granting in part a request filed by the FCC to partially lift the court’s stay. The Order permitted the new local radio ownership rules adopted June 2, 2003 to go into effect. In addition, a number of parties have urged Congress to undertake a comprehensive review of the Communications Act, including its ownership provisions, and proposals may be introduced in Congress which could result in still different ownership rules affecting, among other matters, the number of stations that may be owned in a common geographic area and whether existing combinations would be considered as “grandfathered.” We cannot assess in advance what impact such court and administrative proceedings and legislation might have on our business or what other matters might be considered in the future by the FCC or Congress. For a discussion of FCC regulation and the provisions of the Telecommunications Act of 1996 resulting in rapid consolidation in the radio industry, see “Federal Regulation of Radio Broadcasting”.

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

The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, including the introduction of new technologies used in the car such as audio cassettes, compact discs, satellite digital audio radio and cellular telephones. A growing population, greater use of the automobile and increased commuter times have contributed to this growth. Some of the new technologies, particularly satellite digital audio radio service, will compete for the consumer’s attention in the car. We cannot assure you that this historical growth will continue.

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

License Grant and Renewal

Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. Licenses are renewed through an application to the FCC. A station may continue to operate beyond the expiration date of its license if a timely filed license application is pending. Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet various requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses generally have been renewed, although we cannot assure you that all of our licenses will be renewed. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our FCC radio station licenses could have a material adverse effect on our business.

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

The minimum and maximum facilities requirements for an FM station are determined by its class. Some FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as Class A, B1, C3, B, C2, C1, C0 and C, in order of increasing power and antenna height. The FCC recently adopted a rule that subjects Class C FM stations to involuntary downgrades to Class C0 in various circumstances if they do not meet certain antenna height specifications. Five of our stations have been downgraded, and two proceedings are pending that could result in downgrades, but the downgrades have no effect on the stations’ existing signals. We have several applications currently pending to upgrade the facilities of various of our stations.

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

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
Albuquerque, NM	KBZU(FM)	C	1260	17.5	96.3 MHz	10/1/2005
	KKOB(AM)	B	N/A	50	770 kHz	10/1/2005
	KKOB - FM	C	1265	20	93.3 MHz	10/1/2013
	KMGA(FM)	C	1259	19.5	99.5 MHz	10/1/2005
	KNML(AM)	B	N/A	5	610 kHz	10/1/2013
	KRST(FM)	C	1268	22	92.3 MHz	10/1/2013
	KTBL(AM)	B	N/A	1.0	1050 kHz	10/1/2013
	KDRF(FM)	C	1293	20	103.3 MHz	10/1/2013

Allentown/Bethlehem, PA	WCTO(FM)	B	152	50	96.1 MHz	8/1/2006
	WLEV(FM)	B	327	11	100.7 MHz	8/1/2006

Augusta/Waterville, ME	WEBB(FM)	C1	93	61	98.5 MHz	4/1/2006
	WJZN(AM)	C	N/A	1	1400 kHz	4/1/2006
	WMME - FM	B	152	50	92.3 MHz	4/1/2006
	WTVL(AM)	C	N/A	1	1490 kHz	4/1/2006

Baton Rouge, LA	KRDJ(FM)	C1	296	100	93.7 MHz	6/1/2012
	KQXL - FM	C2	148	50	106.5 MHz	6/1/2012
	WCDV(FM)	C	306	100	103.3 MHz	6/1/2012
	WEMX(FM)	C1	299	100	94.1 MHz	6/1/2012
	WIBR(AM)	B	N/A	5.0/1.0	1300 kHz	6/1/2012
	WXOK(AM)	B	N/A	5.0/1.0	1460 kHz	6/1/2012

Binghamton, NY	WAAL(FM)	B	291	8.7	99.1 MHz	6/1/2006
	WHWK(FM)	B	395	6.7	98.1 MHz	6/1/2006
	WNBF(AM)	B	N/A	9.3/5.0	1290 kHz	6/1/2006
	WWYL(FM)	A	254	0.93	104.1 MHz	6/1/2006
	WYOS(AM)	B	N/A	5/0.5	1360 kHz	6/1/2006

Birmingham, AL	WAPI(AM)	B	N/A	50.0/5.0	1070 kHz	4/1/2012
	WJOX(AM)	B	N/A	50.0/0.50	690 kHz	4/1/2012
	WRAX(FM)	C1	275	93	100.5 MHz	4/1/2012
	WUHT(FM)	C	377	100	107.7 MHz	4/1/2012

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
	WYSF(FM)	C0	309	100	94.5 MHz	4/1/2012
	WZRR(FM)	C0	309	100	99.5 MHz	4/1/2012

Boise, ID	KBOI(AM)	B	N/A	50	670 kHz	10/1/2013
	KIZN(FM)	C	828	48	92.3 MHz	10/1/2013
	KKGL(FM)	C	828	48	96.9 MHz	10/1/2013
	KQFC(FM)	C	828	48	97.9 MHz	10/1/2013
	KZMG(FM)	C	828	48	93.1 MHz	10/1/2013
	KTIK(AM)	B	N/A	5.0/0.60	1350 kHz	10/1/2005

Buffalo, NY	WEDG(FM)	B	106	49	103.3 MHz	6/1/2006
	WGRF(FM)	B	217	24	96.9 MHz	6/1/2006
	WHLD(AM)	B	N/A	5.0/1.0	1270 kHz	6/1/2006
	WHTT - FM	B	68	50	104.1 MHz	6/1/2006
	WBBF(AM)	D	N/A	1	1120 kHz	6/1/2006

Charleston, SC	WMGL(FM)	C3	131	5.3	101.7 MHz	12/1/2011
	WNKT(FM)	C	300	100	107.5 MHz	12/1/2011
	WSSX - FM	C0	305	100	95.1 MHz	12/1/2011
	WSUY(FM)	C	539	99	96.9 MHz	12/1/2011
	WTMA(AM)	B	N/A	5.0/1.0	1250 kHz	12/1/2011
	WWWZ(FM)	C2	150	50	93.3 MHz	12/1/2003
	WXTC(AM)	B	N/A	5	1390 kHz	12/1/2011

Chattanooga, TN	WGOW(AM)	B	N/A	5.0/1.0	1150 kHz	8/1/2012
	WGOW - FM	A	87	6	102.3 MHz	8/1/2012
	WOGT(FM)	C3	295	2.85	107.9 MHz	8/1/2012
	WSKZ(FM)	C	329	100	106.5 MHz	8/1/2012

Colorado Springs, CO	KKFM(FM)	C	698	71	98.1 MHz	4/1/2013
	KKMG(FM)	C	695	57	98.9 MHz	4/1/2013
	KSPZ(FM)	C	670	60	92.9 MHz	4/1/2013
	KKML(AM)	B	N/A	5/1	1300 kHz	4/1/2013
	KVOR(AM)	B	N/A	3.3/1.5	740 kHz	4/1/2013

Columbia, SC	WISW(AM)	B	N/A	5.0/2.5	1320 kHz	12/1/2011
	WLXC(FM)	A	100	6	98.5 MHz	12/1/2003
	WOMG(FM)	A	94	6	103.1 MHz	12/1/2011
	WTCB(FM)	C1	240	100	106.7 MHz	12/1/2011

Des Moines, IA	KBGG(AM)	B	N/A	10.0/1.0	1700 kHz	2/1/2013
	KHKI(FM)	C1	137	115	97.3 MHz	2/1/2013
	KGGO(FM)	C	325	100	94.9 MHz	2/1/2013
	KJJY(FM)	C2	165	41	92.5 MHz	2/1/2013
	KWQW(FM)	C2	165	41	98.3 MHz	2/1/2013

Erie, PA	WXKC(FM)	B	150	50	99.9 MHz	8/1/2006
	WXTA(FM)	B1	154	10	97.9 MHz	8/1/2006
	WRIE(AM)	B	N/A	5	1260 kHz	8/1/2006
	WQHZ(FM)	A	187	1.7	102.3 MHz	8/1/2006

Flint, MI	WFBE(FM)	B	74	50	95.1 MHz	10/1/2012
	WTRX(AM)	B	N/A	5.0/1.0	1330 kHz	10/1/2012

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
Grand Rapids, MI	WBBL(AM)	C	N/A	1	1340 kHz	10/1/2012
	WTNR(FM)	B	152	50	94.5 MHz	10/1/2004
	WLAV - FM	B	149	50	96.9 MHz	10/1/2012
	WKLQ(FM)	B	150	50	107.3 MHz	10/1/2012
	WCXT(FM)	C2	201	28	105.3 MHz	10/1/2012

Harrisburg/Carlisle/York, PA	WMHX(FM)	B	283	14	106.7 MHz	8/1/2006
	WQXA - FM	B	215	25	105.7 MHz	8/1/2006
	WCAT - FM	A	100	3	102.3 MHz	8/1/2006

Ithaca, NY	WIII(FM)	B	223	23.5	99.9 MHz	6/1/2006
	WKRT(AM)	B	N/A	1.0/0.50	920 kHz	6/1/2006

Johnson City/Kingsport/Bristol, TN	WGOC(AM)	B	N/A	10.0/0.81	640 kHz	8/1/2012
	WJCW(AM)	B	N/A	5.0/1.0	910 kHz	8/1/2012
	WKIN(AM)	B	N/A	5.0/0.50	1320 kHz	8/1/2012
	WKOS(FM)	A	150	2.75	104.9 MHz	8/1/2012
	WQUT(FM)	C	457	99	101.5 MHz	8/1/2012

Knoxville, TN	WIVK - FM	C	626	91	107.7 MHz	8/1/2012
	WNML(AM)	B	N/A	10	990 kHz	8/1/2012
	WNML - FM	A	100	6	99.1 MHz	8/1/2012
	WOKI(FM)	C3	174	8	98.7 MHz	8/1/2012
	WNRX(FM)	A	199	0.94	99.3 MHz	8/1/2012

Kokomo, IN	WWKI(FM)	B	143	50	100.5 MHz	8/1/2012

Lafayette, LA	KNEK(AM)	D	N/A	0.25	1190 kHz	6/1/2012
	KNEK - FM	C3	100	25	104.7 MHz	6/1/2012
	KRRQ(FM)	C2	135	50	95.5 MHz	6/1/2012
	KSMB(FM)	C	329	100	94.5 MHz	6/1/2012
	KXKC(FM)	C0	300	100	99.1 MHz	6/1/2012

Lancaster, PA	WIOV - FM	B	214	25	105.1 MHz	8/1/2006
	WIOV(AM)	C	N/A	1	1240 kHz	8/1/2006

Lansing/East Lansing, MI	WFMK (FM)	B	183	28	99.1 MHz	10/1/2012
	WITL - FM	B	196	26.5	100.7 MHz	10/1/2012
	WJIM(AM)	C	N/A	0.89	1240 kHz	10/1/2012
	WJIM - FM	B	156	45	97.5 MHz	10/1/2012
	WMMQ(FM)	B	150	50	94.9 MHz	10/1/2012
	WVFN(AM)	D	N/A	0.50/0.05	730 kHz	10/1/2012

Little Rock, AR	KAAY(AM)	A	N/A	50	1090 kHz	6/1/2012
	KARN(AM)	B	N/A	5	920 kHz	6/1/2012
	KVLO(FM)	A	100	3	102.5 MHz	6/1/2012
	KIPR(FM)	C1	286	100	92.3 MHz	6/1/2012
	KPZK - FM	A	100	6	101.7 MHz	6/1/2012
	KLAL(FM)	C2	95	50	107.7 MHz	6/1/2012
	KPZK(AM)	B	N/A	2.0/1.2	1250 kHz	6/1/2012
	KOKY(FM)	A	118	4.1	102.1 MHz	6/1/2012
	KURB(FM)	C	392	99	98.5 MHz	6/1/2012
	KARN - FM	C2	150	50	102.9 MHz	6/1/2012

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
Memphis, TN	WRBO(FM)	C1	179	100	103.5 MHz	6/1/2012
	WGKX(FM)	C	303	100	105.9 MHz	8/1/2012
	WXMX(FM)	C1	265	100	98.1 MHz	8/1/2012
	WMPW(FM)	C1	346	40	98.9 MHz	8/1/2004

Modesto, CA	KATM(FM)	B	152	50	103.3 MHz	12/1/2013
	KDJK(FM)	A	624	0.071	103.9 MHz	12/1/2013
	KESP(AM)	B	N/A	1	970 kHz	12/1/2013
	KHKK(FM)	B	152	50	104.1 MHz	12/1/2013
	KHOP(FM)	B	193	29.5	95.1 MHz	12/1/2013
	KWNN(FM)	A	119	2	98.3 MHz	12/1/2013

Muncie/Marion, IN	WMDH(AM)	B	N/A	0.25	1550 kHz	8/1/2012
	WMDH - FM	B	152	50	102.5 MHz	8/1/2012

Muskegon, MI	WLCS(FM)	A	139	1.6	98.3 MHz	10/1/2012
	WODJ(AM)	C	N/A	1.0	1490 kHz	10/1/2012
	WVIB(FM)	A	144	2.9	100.1 MHz	10/1/2012
	WKOQ(FM)	A	165	2.25	92.5 MHz	License Pending

Nashville, TN	WGFX(FM)	C1	368	58	104.5 MHz	8/1/2012
	WKDF(FM)	C0	376	100	103.3 MHz	8/1/2012

New Bedford, MA	WBSM(AM)	B	N/A	5.0/1.0	1420 kHz	4/1/2006
	WFHN(FM)	A	105	5.4	107.1 MHz	4/1/2006

New London, CT	WQGN - FM	A	84	3	105.5 MHz	4/1/2006
	WSUB(AM)	D	N/A	1.0/0.072	980 kHz	4/1/2006
	WXLM(FM)	A	100	3	102.3 MHz	4/1/2006
	WMOS(FM)	A	96	6	104.7 MHz	6/1/2006

New Orleans, LA	KMEZ(FM)	C3	184	4.7	102.9 MHz	6/1/2012
	KKND(FM)	C1	299	98	106.7 MHz	6/1/2012
	WDVW(FM)	C	593	100	92.3 MHz	6/1/2012
	WMTI(FM)	C2	201	28	106.1 MHz	6/1/2012

Oklahoma City, OK	KATT - FM	C	363	97	100.5 MHz	6/1/2013
	KKWD(FM)	A	96	6	97.9 MHz	6/1/2013
	WWLS - FM	A	100	6	104.9 MHz	6/1/2013
	KYIS(FM)	C	335	100	98.9 MHz	6/1/2013
	WWLS(AM)	B	N/A	5.0/1.0	640 kHz	6/1/2013
	KINB(FM)	A	254	0.93	105.3 MHz	6/1/2013
	WKY(AM)	B	N/A	5.0/5.0	930 kHz	6/1/2013

Portland, ME	WBLM(FM)	C	435	100	102.9 MHz	4/1/2006
	WCLZ(FM)	B	122	48	98.9 MHz	4/1/2006
	WCYI(FM)	B	193	27.5	93.9 MHz	4/1/2006
	WCYY(FM)	B1	147	11.5	94.3 MHz	4/1/2006
	WHOM(FM)	C	1141	48	94.9 MHz	4/1/2006
	WJBQ(FM)	B	271	16	97.9 MHz	4/1/2006

Portsmouth/Dover/Rochester, NH	WOKQ(FM)	B	150	50	97.5 MHz	4/1/2006
	WPKQ(FM)	C	1181	21.5	103.7 MHz	4/1/2006

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
	WSAK(FM)	A	100	3	102.1 MHz	4/1/2006
	WSHK(FM)	A	113	2.2	105.3 MHz	4/1/2006

Presque Isle, ME	WBPW(FM)	C1	131	100	96.9 MHz	4/1/2006
	WOZI(FM)	C2	368	7.9	101.9 MHz	4/1/2006
	WQHR(FM)	C	390	95	96.1 MHz	4/1/2006

Providence, RI	WPRO(AM)	B	N/A	5	630 kHz	4/1/2006
	WPRO - FM	B	168	39	92.3 MHz	4/1/2006
	WSKO(AM)	B	N/A	5	790 kHz	4/1/2006
	WSKO - FM	A	163	2.3	99.7 MHz	4/1/2006
	WWLI(FM)	B	152	50	105.1 MHz	4/1/2006
	WWKX(FM)	A	158	1.15	106.3 MHz	4/1/2006

Reno, NV	KBUL - FM	C	699	72	98.1 MHz	10/1/2013
	KKOH(AM)	B	N/A	50	780 kHz	10/1/2013
	KNEV(FM)	C	695	60	95.5 MHz	10/1/2013
	KWYL(FM)	C	892	39	102.9 MHz	12/1/2005

Saginaw/Bay City, MI	WHNN(FM)	C	311	100	96.1 MHz	10/1/2012
	WILZ(FM)	A	126	2.9	104.5 MHz	10/1/2004
	WIOG(FM)	B	244	86	102.5 MHz	10/1/2012
	WKQZ(FM)	C2	169	39.2	93.3 MHz	10/1/2012
	WYLZ(FM)	A	151	2.6	100.9 MHz	10/1/2004

Salt Lake City, UT	KKAT(AM)	D	N/A	10.0/0.196	860 kHz	10/1/2013
	KBEE(FM)	C	894	40	98.7 MHz	10/1/2013
	KBER(FM)	C	1140	25	101.1 MHz	10/1/2013
	KENZ(FM)	C	1140	26	101.9 MHz	10/1/2013
	KKAT - FM	C	869	43	107.5 MHz	10/1/2013
	KFNZ(AM)	B	N/A	5	1320 kHz	10/1/2013
	KJQS(AM)	C	N/A	1	1230 kHz	10/1/2013
	KUBL - FM	C	1140	25	93.3 MHz	10/1/2013

Spokane, WA	KZBD(FM)	C	582	100	105.7 MHz	2/1/2014
	KEYF(AM)	B	N/A	5/.26	1050 kHz	2/1/2014
	KDRK - FM	C	739	60	93.7 MHz	2/1/2014
	KEYF - FM	C	490	100	101.1 MHz	2/1/2006
	KGA(AM)	A	N/A	50	1510 kHz	2/1/2014
	KJRB(AM)	B	N/A	5/3.8	790 kHz	2/1/2014
	KBBD(FM)	C1	432	39	103.9 MHz	2/1/2014

Springfield, MA	WMAS(AM)	C	N/A	1	1450 kHz	4/1/2006
	WMAS - FM	B	59	50	94.7 MHz	4/1/2006

Stockton, CA	KJOY (FM)	A	110	4.8	99.3 MHz	12/1/2013
	KWIN (FM)	A	91	3	97.7 MHz	12/1/2013

Syracuse, NY	WAQX - FM	B1	91	25	95.7 MHz	6/1/2006
	WLTI (FM)	A	61	4	105.9 MHz	6/1/2006
	WNSS (AM)	B	N/A	5	1260 kHz	6/1/2006
	WNTQ (FM)	B	201	97	93.1 MHz	6/1/2006

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license

Tucson, AZ	KCUB (AM)	B	N/A	1	1290 kHz	10/1/2013
	KHYT (FM)	C	620	82	107.5 MHz	10/1/2013
	KIIM - FM	C	621	90	99.5 MHz	10/1/2005
	KSZR (FM)	A	93	6	97.5 MHz	10/1/2013
	KTUC (AM)	C	N/A	1	1400 kHz	10/1/2013

Tuscaloosa, AL	WBEI(FM)	C2	221	22.5	101.7 MHz	4/1/2012
	WDGM(FM)	C3	100	25	99.1 MHz	4/1/2012
	WFFN(FM)	C2	256	17.5	95.3 MHz	4/1/2012
	WJRD(AM)	B	N/A	20.0/1.0	1150 kHz	4/1/2012
	WTSK(AM)	D	N/A	5.0/0.036	790 kHz	4/1/2012
	WTUG-FM	C1	299	100	92.9 MHz	4/1/2012

Wilkes-Barre/Scranton, PA	WARM (AM)	B	N/A	5	590 kHz	8/1/2006
	WBHT (FM)	A	336	0.5	97.1 MHz	8/1/2006
	WBSX (FM)	B	407	6.3	97.9 MHz	8/1/2006
	WSJR (FM)	A	207	1.45	93.7 MHz	8/1/2006
	WBHD (FM)	A	308	0.6	95.7 MHz	8/1/2006
	WMGS (FM)	B	422	5.3	92.9 MHz	8/1/2006

Worcester, MA	WORC - FM	A	125	1.87	98.9 MHz	4/1/2006
	WWFX (FM)	A	146	2.85	100.1 MHz	4/1/2006
	WXLO (FM)	B	172	37	104.5 MHz	4/1/2006

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

Our existing station portfolio exceeds the applicable ownership limit under the FCC’s new rules by up to eleven stations in seven markets. Under the new rules, however, we will not be required to divest existing owned stations in order to come into compliance with the new limits. Instead, existing ownership combinations are “grandfathered.” We would be required to divest stations to comply with the existing rule if there is a

“substantial change” in control (as defined under the FCC’s rules and policies) of the Company or we attempt to acquire additional stations in the market. We would also not be permitted to transfer grandfathered clusters to a third party, unless the third party is a “small business” as defined by the FCC.

Under the FCC’s current rules, radio stations that are operated under local marketing agreements may be treated as owned for purposes of the local radio ownership limit. See “—Time Brokerage”. The new rules extend this treatment to certain joint sales agreements. One of our existing local marketing agreements does not comply with the new local radio ownership rule. Unlike existing ownership combinations, non-compliant joint sales agreements and local marketing agreements are not permanently grandfathered, but must be terminated, if non-compliant, no later than September 3, 2006.

The FCC also eliminated the cross-ownership rules that limited or prohibited radio station ownership by the owner of television stations or a daily newspaper in the same market and replaced these rules with a new cross-media rule. Under the new cross-media rule, the following limits apply:

•	in markets with three or fewer TV stations, no cross-ownership is permitted among TV, radio and newspapers, although a company may request a waiver if it can show that the TV station does not serve the area served by the cross-owned property (i.e. the radio station or newspaper);

•	in markets with between four and eight TV stations, combinations are limited to one of the following:

—	a daily newspaper, one TV station, and up to half of the radio station limit for that market, or

—	a daily newspaper, and up to the radio station limit for that market, but no TV stations, or

—	two TV stations (if permissible under the local TV ownership rule), and up to the radio station limit for that market, but no daily newspapers.

•	in markets with nine or more TV stations, the FCC eliminated the newspaper-broadcast cross-ownership ban and the television-radio cross-ownership ban.

The new rules were to become effective on September 4, 2003, but were stayed by the U.S. Court of Appeals for the Third Circuit on September 3, 2003 pending the outcome of appeals filed by several entities. A number of parties also filed requests with the FCC seeking reconsideration of certain aspects of the new rules. On September 3, 2004, the Third Circuit issued an Order granting in part a request filed by the FCC to partially lift the court’s stay. The Order permitted the new local radio ownership rules adopted June 2, 2003 to go into effect. A number of parties have urged Congress to undertake a comprehensive review of the Communications Act, including its ownership provisions, and proposals may be introduced in Congress which could result in still different ownership rules affecting, among other matters, the number of stations that may be owned in a common geographic area and whether existing combinations would be considered as “grandfathered.”

At this time, it is uncertain whether any potential congressional proposals will become law or what effect such legislation will have on us and our ability to acquire additional stations. If a requirement that companies divest stations to come into compliance with the Arbitron-based geographic market approach for defining local radio markets were to become law, we would be required to divest up to eleven stations in seven markets. We have evaluated the potential impact of this divestiture requirement and we believe that the required divestitures would not have a materially adverse effect on us as a whole, because we could come into compliance by divesting underperforming or technically inferior stations, and divestitures may have the effect of leveling the competitive playing field in markets where existing competitors own radio stations in excess of the new limits. In addition, the requirement that other companies divest stations may create acquisition opportunities for us in other markets.

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

Indecency Regulation

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy”, “personally reviling epithets”, “profanity” and vulgar or coarse words amounting to a nuisance. Legislation has also been introduced in Congress that would increase the penalties for broadcasting indecent programming, and depending on the number of violations engaged in, would potentially subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. We have a few outstanding indecency proceedings against our stations. The pendancy of these proceedings, as well as the FCC’s more vigorous enforcement of its indecency rules, may encourage third parties to challenge our license renewal or assignment applications. Proposals to increase the fines that may be imposed for the broadcast of “indecent” programming were introduced before Congress in 2004 and 2005 but were not adopted.

Proposed and Recent Changes

Congress, the FCC or other federal agencies may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance acquisitions. These matters include:

•	changes in the FCC’s ownership rules and policies, including changes to the local radio ownership rules and the limitations on the cross-ownership of radio and other media (see “—Multiple Ownership Rules”);

•	proposals to increase regulatory fees or to impose spectrum use or other fees on FCC licensees;

•	technical and frequency allocation matters and changes to broadcast technical requirements;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to restrict or prohibit the advertising of on-line casinos or on-line sports-betting services;

•	proposals to limit the tax deductibility of advertising expenses by advertisers;

•	restatement in revised form of FCC’s equal employment opportunity rules and revision to rules relating to political broadcasting;

•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming; and

•	proposals to shorten the term of broadcasting licenses from eight to three years.

The FCC selected In-Band, On-Channel™ technology as the exclusive standard for digital services for terrestrial AM and FM broadcasters. The FCC has authorized the commencement of “hybrid” transmissions—simultaneous transmissions in both analog and digital—pending the adoption of formal licensing and service rules, using In-Band, On-Channel™ systems for FM stations and AM stations (on a daytime only basis). Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band, On-Channel™ technology will permit radio stations to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what formal licensing and service rules the FCC will adopt regarding digital audio broadcasting and what effect these regulations will have on our business or the operations of our stations. The Company has recently committed to convert 60 of its radio stations to digital broadcasting technology over the next several years.

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

Employees

As of December 31, 2005, we had 2,184 full-time employees and 1,244 part-time employees. None of these employees is covered by collective bargaining agreements. We consider our relations with our employees generally to be good.

We employ several on-air personalities in our respective markets. We enter into employment agreements with certain on-air personalities in order to protect our interests in these employee relationships. We do not believe that the loss of any one of these on-air personalities would have a material adverse effect on our consolidated financial condition or results of operations.

Available Information

Our Internet address is www.citadelbroadcasting.com. You may obtain through our Internet website, free of charge, access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). You may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC, 20549. (You may call 1-800-SEC-0330 for more information).

ITEM 1A.	RISK FACTORS

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

The radio broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act of 1934, as amended, which we refer to as the Communications Act, and FCC rules and policies limit the number of broadcasting properties that any person or entity may own, directly or by attribution, in any market and require FCC approval for transfers of control and assignments of licenses. The filing of petitions or complaints against us or any FCC licensee from which we acquire a station could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on its consent to the assignment or transfer of control of licenses. The Communications Act and FCC rules and policies also impose limitations on non-U.S. ownership and voting of our capital stock. On June 2, 2003, the FCC concluded an omnibus rulemaking proceeding in which it examined all broadcast ownership rules, including the local radio ownership rule, the broadcast-newspaper ownership rule, the radio-television cross-ownership rule, the local television ownership rule, the national television ownership rule and the dual network rule. The FCC made significant changes to the local radio ownership rule and the way that it reviews radio station transactions. As a result of these changes, our existing station portfolio exceeds the applicable ownership limit in several markets. Existing ownership combinations, however, are “grandfathered,” meaning the FCC will not require us to divest stations that we currently own in order to come into compliance with the new rules. We would be required to divest stations to comply with the existing rule if there is a “substantial change” in control (as defined under the FCC’s rules and policies) of the Company or we attempt to acquire additional stations in the market. We would also not be permitted to transfer grandfathered clusters to a third party, unless the third party is a “small business” as defined by the FCC. The new rules will limit our ability to acquire radio stations that we would have been permitted to acquire under the old rules. Various aspects of these rule changes were appealed by a number of different entities. The rules were to become effective on September 4, 2003, but were stayed by the U.S. Court of Appeals for the Third Circuit on September 3, 2003. On September 3, 2004, the Third Circuit issued an Order granting in part a request filed by the FCC to partially lift the court’s stay. The Order permitted the new local radio ownership rules adopted June 2, 2003 to go into effect. A number of parties also filed requests with the FCC seeking reconsideration of certain aspects of the new rules, including, without limitation, the grandfathering provisions discussed above. A number of parties have urged Congress to undertake a comprehensive review of the Communications Act, including its ownership provisions, and proposals may be introduced in Congress which could result in still different ownership rules affecting, among other matters, the number of stations that may be owned in a common geographic area and whether existing combinations would be considered as “grandfathered.”

There are risks associated with our pending business combination with the ABC Radio stations and ABC Radio Network.

Our pending business combination with the ABC Radio stations and ABC Radio Network involves risks and uncertainties. There can be no assurance as to the timing of the closing of the merger, or whether the merger will close at all. Factors that could cause the merger to be delayed or to fail to close at all include:

•	the failure to obtain governmental approvals of the transaction on the proposed terms and schedule, including antitrust approvals and the effectiveness of certain filings with the SEC;

•	if the FCC deems there to be a “substantial change” in control (as defined under the FCC’s rules and policies) as a result of the transaction, the Company may be required to divest up to eleven stations in seven markets in order to obtain FCC approval to consummate the merger;

•	the failure to receive required tax rulings or tax opinions; and

•	a material adverse change in the business, assets, financial condition or results of operations of the Company or TWDC.

The ABC Merger Agreement contains certain termination rights and provides that, upon the termination of the ABC Merger Agreement under specified circumstances, we may be required to pay to TWDC a termination fee of $81 million.

The ABC Radio Merger Agreement imposes certain restrictions on our ability to conduct acquisitions and make dispositions prior to the closing. In light of this pending merger, the Company does not currently intend to make any significant acquisitions.

Additionally, the Company is limited in our ability to issue equity instruments prior to the closing.

In connection with the close of the transaction, the Company’s financial leverage will be substantially increased. This increased indebtedness could limit our ability to

•	compete with competitors that are better capitalized than us; and

•	react to changing market conditions, changes in our industry and economic downturns.

In order to remain competitive, we must respond to changes in technology, services and standards that characterize our industry.

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

Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P., which we refer to as the Forstmann Little partnerships, own approximately 67% of our outstanding common stock as of February 28, 2006. Accordingly, they will be able to:

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

Theodore J. Forstmann is the senior partner of Forstmann Little & Co. Mr. Forstmann serves as a member of our board of directors. Our chairman and chief executive officer Farid Suleman is a special limited partner of Forstmann Little & Co. and also provides advice and consulting services to Forstmann Little & Co. Two other directors, Michael A. Miles and J. Anthony Forstmann are special limited partners of Forstmann Little & Co. Mr. Miles also serves on the Forstmann Little advisory board and is an investor in certain portfolio companies of Forstmann Little. J. Anthony Forstmann is the brother of Theodore J. Forstmann. Another director, David Checketts, is a director of IMG Worldwide, Inc. and may perform consulting and provide other services to IMG from time to time. Forstmann Little & Co. owns a majority of the outstanding equity in IMG. As a result of these relationships, when conflicts between the interests of the Forstmann Little partnerships and the interests of our other stockholders arise, these directors and officers may not be disinterested. Under Delaware law, although our directors and officers have a duty of loyalty to us, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as the material facts as to the director’s or officer’s relationship or interest and as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, or the transaction is otherwise fair to us.

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

We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance was required as of December 31, 2004. This effort included documenting and testing our internal controls. As of December 31, 2005, we did not identify any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board. In future years, there are no assurances that we will not have material weaknesses that would be required to be reported or that we will be able to comply with the reporting deadline requirements of Section 404. A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our stock.

We have indebtedness that could limit our ability to grow and compete.

Our financial leverage and, as a result, our debt service obligations, may have an impact on our financial results and operations, including limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt payments or other corporate purposes.

As of December 31, 2005, we had indebtedness of approximately $652.5 million, consisting of $330.0 million of convertible subordinated notes and $322.5 million under our credit facility. Under our credit facility, as of December 31, 2005, we may borrow up to an additional $277.5 million under the revolving portion of our credit facility, excluding $2.2 million in outstanding letters of credit. We may reborrow under our revolving credit facility as needed to fund our working capital needs, for general corporate purposes and to fund the acquisitions of additional radio stations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES AND FACILITIES

The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

We currently own studio facilities in 22 of our markets and own transmitter and antenna sites in 45 of our markets. We lease the remaining studio and office facilities, including office space in Las Vegas, NV, which is not related to the operations of a particular station, as well as the remaining transmitter and antenna sites. We do not anticipate any significant difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

ITEM 3.	LEGAL PROCEEDINGS

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths of 8 concertgoers at a Rhode Island nightclub. The complaint (Henault v. American Foam Corp., et al., C.A. No. 03-483-L) contains multiple causes of action, only a small number of which are brought against the Company. The Company’s involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. The complaint alleges, among other things, that the organizers and sponsors of the concert failed to control crowd size, failed to obtain pyrotechnic permits, failed to inspect fireproofing at the club and failed to maintain emergency exits in workable condition, which contributed to the injuries and deaths of plaintiffs when pyrotechnic devices on the stage ignited soundproofing materials adjacent to the stage during the concert. The complaint alleges that the Company was a co-sponsor of the concert and asserts claims against the Company based on theories of joint venture liability and negligence. On October 3, 2003, the action was transferred to the United States District Court, District of Rhode Island, where it subsequently was consolidated with suits on behalf of some 240 other concertgoers (in which the Company was not sued) for the purposes of pre-trial discovery and motion practice. Since the action was filed, plaintiffs twice have amended their complaint, though the claims against the Company remain substantively the same. On January 27, 2005, the Company filed an Answer to the complaint, substantially denying plaintiffs’ allegations against the Company. On February 18, 2005, an identical suit was filed on behalf of one additional concertgoer (Kolasa v. American Foam Corp., et al., C.A. No. 05-070-L). On January 5, 2006, a substantially identical suit was filed on behalf of another concertgoer (Malagrino v. American Foam Corp., et al., C.A. No.06-02-L). The Company believes that plaintiffs’ claims against the Company are without merit and intends to defend these claims vigorously.

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

Several other defendants filed motions to dismiss on a variety of legal grounds, some of which were granted. The Company intends to file a motion for summary judgment on some of the same grounds, as soon as the Court allows such motions to be filed. In the meantime, plaintiffs will be filing shortly a Third Amended Complaint, which is expected to bring in additional parties as defendants before the statute of limitations expires. The Connecticut case was consolidated with other cases filed in federal courts. The judge is expected to enter a scheduling order in the first quarter of 2006 allowing defendants to file motions for summary judgment.

The Company does not believe that the outcome of the litigation regarding the Rhode Island night club matters will have a material adverse impact on its financial position, results of operations or cash flows.

In February 2005, we received a subpoena from the Office of Attorney General of the State of New York as have several other radio broadcasting companies and record companies operating in the State of New York. These subpoenas were issued in connection with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations. We have cooperated with this investigation and continue to do so. In connection with this investigation, the New York Attorney General’s Office has entered into settlement agreements with two record companies, which included both business practice reforms and financial penalties. The New York Attorney General’s Office has recently announced that it may take action against a number of radio companies, including us. The FCC has announced increased enforcement activity in the area of sponsorship identification and payola. At this time, it is not possible to determine the outcome of this increased activity.

We are subject to other claims and lawsuits arising in the ordinary course of our business. We believe that none of these legal proceedings would have a material adverse impact on our results of operations, cash flows or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “CDL.” The table below sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock as reported by the NYSE.

	Price Range
	High	Low
Fiscal Year 2004
First Quarter	$22.28	$16.06
Second Quarter	$19.05	$14.18
Third Quarter	$15.20	$12.42
Fourth Quarter	$16.50	$12.89

Fiscal Year 2005
First Quarter	$15.52	$13.64
Second Quarter	$14.03	$11.45
Third Quarter	$13.77	$11.27
Fourth Quarter	$14.14	$12.85

Number of Stockholders

On February 28, 2006, the last reported sale price of our common stock on the NYSE was $11.14 per share. Based on information available to us and our transfer agent, we believe that as of March 1, 2006, there were 4,414 holders of our common stock.

Dividend Policy

On October 6, 2005, the Company announced that its Board of Directors had approved the commencement of paying a regular quarterly dividend of $0.18 per share on its common stock beginning with the fourth quarter of 2005. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Our credit facility limits our ability to pay dividends and make distributions to our stockholders.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2005, the number of shares of common stock that are issuable upon the exercise of stock options outstanding under our equity compensation plan, including options held by our Chief Executive Officer that were granted pursuant to a written stock option agreement outside of the stock option plan, the weighted average exercise prices of such securities and the number of securities available for grant under the plan.

Plan Category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
Equity Compensation Plans Approved by Shareholders	9,168,641	$10.43	3,699,609
Equity Compensation Plans Not Approved by Shareholders
None	—	—	—

Total	9,168,641		3,699,609

Purchases of Equity Securities

The table below summarizes stock repurchase information for the quarter ended December 31, 2005.

REGISTRANT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2005 through October 31, 2005	346,900	$13.92	346,900	$172,305,222
November 1, 2005 through November 30, 2005	1,263,400	13.68	1,263,400	155,024,155
December 1, 2005 through December 31, 2005	1,586,700	13.35	1,586,700	133,837,069

Total	3,197,000	$13.54	3,197,000

Notes:

1) On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of its outstanding common stock. No assurance can be given as to the time period over which the shares will be repurchased or as to whether and to what extent the share repurchase will be consummated.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected historical consolidated financial data below in conjunction with our consolidated financial statements and the accompanying notes. You should also read Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of these materials are included elsewhere in this report. We derived the historical consolidated financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 from our audited consolidated financial statements included in this report. We derived the historical consolidated financial data as of December 31, 2003, 2002, and 2001, for the year ended December 31, 2002 and for the period from June 26, 2001 through December 31, 2001 from our audited consolidated financial statements, which are not contained in this report. We derived the historical financial data for the period from January 1, 2001 through June 25, 2001 from the audited consolidated financial statements of our Predecessor Company, which are not contained in this report. The selected consolidated historical financial data may not be indicative of future performance.

	Company					Predecessor Company
	Year Ended December 31,				Period from June 26 through December 31, 2001	Period from January 1 through June 25, 2001
	2005	2004	2003	2002
	(in thousands, except per share amounts)
Operating Data:
Net broadcasting revenue	$419,907	$411,495	$371,509	$348,869	$168,187	$155,297
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	118,949	116,579	99,832	94,368	54,924	53,759
Selling, general and administrative	118,489	118,611	112,090	114,622	56,938	57,076
Corporate general and administrative	11,919	11,239	10,094	10,751	6,038	5,620
Corporate non-cash stock compensation	3,444	4,327	10,339	25,886	—	14,773
Local marketing agreement fees	1,723	2,081	2,405	604	731	201
Depreciation and amortization(1)	22,346	101,270	140,659	143,079	99,054	53,077
Non-recurring merger charges(2)	—	—	—	—	—	40,596
Non cash charge related to contract obligations(3)	—	16,449
Other, net	(353)	(776)	53	1,231	113	1,922

Total operating expenses	276,517	369,780	375,472	390,541	217,798	227,024

Operating income (loss)	143,390	41,715	(3,963)	(41,672)	(49,611)	(71,727)

Interest expense, net	21,137	17,345	48,254	61,707	34,821	41,337
Write off of deferred financing costs due to extinguishment of debt(4)	—	13,615	9,345	—	—	39,097

Income (loss) before income tax expense (benefit)	122,253	10,755	(61,562)	(103,379)	(84,432)	(152,161)
Income tax expense (benefit)(5)	52,496	(63,813)	28,008	(14,219)	(30,797)	(2,823)

Net income (loss)	69,757	74,568	(89,570)	(89,160)	(53,635)	(149,338)
Dividend requirement and premium paid on redemption of exchangeable preferred stock(6)	—	—	—	6	2	26,994

Net income (loss) applicable to common shares	$69,757	$74,568	$(89,570)	$(89,166)	$(53,637)	$(176,332)

Net income (loss) per share:
Basic	$0.59	$0.58	$(0.83)	$(0.93)	$(0.56)

Diluted	$0.55	$0.54	$(0.83)	$(0.93)	$(0.56)

Weighted average common shares outstanding:
Basic	119,234	129,191	107,360	96,134	96,134

Diluted	134,534	143,379	107,360	96,134	96,134

Other Data:
Cash flow provided by (used in):
Operating activities	$140,773	$147,146	$84,035	$64,104	$17,641	$(166)
Investing activities	(45,535)	(156,383)	(174,409)	(14,339)	(1,063,881)	2,222
Financing activities	(91,966)	6,718	91,707	(48,297)	1,046,906	(5,187)
Capital expenditures	8,112	8,948	6,162	14,695	4,716	3,165
Current tax expense (benefit)	2,861	2,556	1,421	1,059	525	(5)
Deferred tax expense (benefit)	49,635	(66,369)	26,587	(15,278)	(31,322)	(2,818)

	Company
	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$4,220	$948	$3,467	$2,134	$666
Working capital	21,995	69,930	52,181	29,083	44,997
Intangible assets, net	2,126,870	2,104,058	2,043,286	1,987,480	2,109,825
Total assets	2,333,325	2,315,698	2,249,333	2,198,333	2,325,352
Long-term debt and other liabilities (including current portion)	675,055	655,199	693,175	1,033,479	1,070,674
Exchangeable preferred stock	—	—	—	—	39
Shareholders’ equity	1,274,699	1,380,383	1,232,444	866,575	940,604

(1)	We adopted SFAS No. 142 on January 1, 2002. See Note 2 to the Consolidated Financial Statements.
(2)	In connection with Forstmann Little & Co.’s acquisition of us in 2001, our Predecessor Company incurred approximately $40.6 million in non-recurring merger-related charges during the period from January 1, 2001 through June 25, 2001. These charges primarily included $26.9 million paid to employees for the cancellation of stock options as provided for under the merger agreement, $9.8 million for a merger fairness opinion, $2.5 million for legal, accounting and other professional fees and $0.9 million for a legal settlement to its shareholders.
(3)	Operating income for 2004 reflects a non-cash charge of approximately $16.4 million primarily due to the Company’s settlement with its previous national representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with its previous representation firm and entered into a new long-term contract with the Company.
(4)	In connection with Forstmann Little & Co.’s acquisition of us in 2001 and the related extinguishment of substantially all of its 10 1/4% Senior Subordinated Notes due 2007 and all of our Predecessor Company’s 9 1/4% Senior Subordinated Notes due 2008, our Predecessor Company recorded a loss of approximately $39.1 million in the period from January 1, 2001 through June 25, 2001. Our initial public offering registration statement with the Securities and Exchange Commission was declared effective on July 31, 2003, and we used substantially all of the net proceeds of the initial public offering to repay amounts outstanding under our senior debt. In connection with the repayment, we wrote off deferred financing costs of $8.2 million. Effective December 10, 2003, we amended our credit facility, and in connection with the amendment, we wrote off deferred financing costs of $1.2 million in the fourth quarter of 2003. On February 18, 2004, we sold 9,630,000 shares of common stock at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% Subordinated Debentures, and in connection with this repayment, we wrote off deferred financing costs of approximately $10.6 million. In August 2004, we entered into a new senior credit facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous credit agreement and wrote off approximately $3.0 million in deferred financing costs.
(5)	We recorded a non-cash deferred income tax benefit during the period from June 26, 2001 through December 31, 2001. This benefit represents the utilization of deferred tax liabilities recorded at the date of Forstmann Little & Co.’s acquisition of us in 2001. For the year ended December 31, 2002, due to an increase in valuation allowance related primarily to our net operating loss carryforwards, the tax benefit was limited to $14.2 million. For the year ended December 31, 2003, the income tax expense of $28.0 million was primarily due to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of. Income tax benefit for the year ended December 31, 2004 was primarily due to the reversal of our valuation allowance associated with our deferred tax assets, the most significant of which was our net operating loss carry-forward.
(6)	In connection with Forstmann Little & Co.’s acquisition of us in 2001, our Predecessor Company recorded a $20.2 million premium paid on the redemption of substantially all of its 13 1/4% Exchangeable Preferred Stock. In addition, our Predecessor Company paid $6.8 million in dividends on the exchangeable preferred stock during the period from January 1, 2001 through June 25, 2001 and $12.5 million during the year ended December 31, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Citadel is the fifth largest radio broadcasting company in the United States based on net broadcasting revenue. As of February 28, 2006, we owned and operated 163 FM and 58 AM radio stations in 49 markets located in 24 states across the country. We have a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. We rank first or second in audience share in 35 of our 45 rated markets. Our top 25 markets accounted for approximately 76% of our 2005 revenue.

On February 6, 2006, we and a wholly owned subsidiary entered into an Agreement and Plan of Merger (the “ABC Radio Merger Agreement”) with The Walt Disney Company (“TWDC”) and ABC Chicago FM Radio, Inc., a Delaware corporation and wholly owned subsidiary of TWDC. Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, we will combine ABC Radio, which includes 22 radio stations and the ABC Radio Network, with the Company. Immediately after closing of the merger transactions and subject to adjustments described in the ABC Radio Merger Agreement, the former holders of TWDC common stock will own approximately 52% of the common stock of the combined Company, which will be named Citadel Communications. The merger and the issuance of our common stock in the merger have been approved by written consent by holders of record of a majority of our common stock. (See Item 8, Financial Statements and Supplementary Data, Note 1 for more information).

Advertising Revenue

Our revenue is generated primarily from the sale of local, regional and national advertising for broadcast on our radio stations. In 2005, approximately 86% of our net broadcast revenue was generated from the sale of local and regional advertising and approximately 14% was generated from the sale of national advertising. The major categories of our advertisers include automotive companies, retail merchants, restaurants, fast food chains, telephone companies and grocery stores.

Each station’s local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. Through direct advertiser relationships, we can better understand the advertiser’s business needs and more effectively design advertising campaigns to sell the advertiser’s products. We employ personnel in each of our markets to assist in the production of commercials for the advertiser. In-house production, combined with effectively designed advertising, establishes a stronger relationship between the advertiser and the station cluster. National sales are made by a firm specializing in radio advertising sales on the national level, in exchange for a commission based on gross revenue. We also target regional sales, which we define as sales in regions surrounding our markets, to companies that advertise in our markets through our local sales force.

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

Depreciation and amortization of tangible and intangible assets associated with the acquisition of radio stations and interest carrying charges historically have been significant factors in determining our overall profitability. Based on intangible assets currently held by us as of December 31, 2005, we expect the total amortization expense incurred will continue to decrease due to the remaining weighted-average useful amortization period of intangible assets subject to amortization.

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated by us, or for which we provide sales and marketing services, during the applicable periods. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report.

Historically, we have managed our portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements (“LMAs”) and joint sales agreements (“JSAs”). Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenue and operating expenses of stations operated by us under LMAs and JSAs have been included in our results of operations since the respective effective dates of such agreements.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Broadcasting Revenue

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$363.1	$351.7	$11.4	3.2%
National	56.8	59.8	(3.0)	-5.0%

Net broadcasting revenue	$419.9	$411.5	$8.4	2.0%

Net revenues for the year ended December 31, 2005 were $419.9 million compared with $411.5 million for the year ended December 31, 2004, an increase of $8.4 million, or 2.0%. The increase in revenues was primarily due to higher revenues at the Company’s stations, including stations in Allentown, PA, Buffalo, NY, Oklahoma City, OK and Modesto, CA, offset by lower revenues in Colorado Springs, CO, Lansing, MI, and Portland, ME. Most of the increase from 2004 to 2005 was in local revenues, but was partially offset by lower revenues generated from national advertising. In 2005, the Company had a decrease in revenue from political advertisers of $4.4 million, and net revenues in the current year were affected by lower revenues at the Company’s stations in the New Orleans market as a result of Hurricane Katrina in August 2005. Additionally, the Company benefited from acquisitions in Springfield, MA and Tuscaloosa, AL, offset by stations sold, as well as lower revenues associated with certain programming terminated at the beginning of the year.

Cost of Revenues

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$118.9	$116.6	$2.3	2.0%

Cost of revenues increased by $2.3 million, or 2.0% to $118.9 million for the year ended December 31, 2005, as compared to $116.6 million for the year ended December 31, 2004. This increase is primarily due to approximately $2.6 million in cost of revenues related to significant radio stations we acquired in 2005 and 2004 and increases due to programming cost increases at our existing stations, partially offset by reduced expenses in our New Orleans market, which was impacted by damage caused by Hurricane Katrina in August 2005.

Selling, General and Administrative

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$118.5	$118.6	$(0.1)	-0.1%

Selling, general and administrative expenses remained relatively consistent overall, decreasing $0.1 million, or less than 1%, from $118.6 million for the year ended December 31, 2004 to $118.5 million for the year ended December 31, 2005. This decrease was primarily due to reduced selling, general and administrative expenses at our existing stations, including stations in our New Orleans market due to Hurricane Katrina in August 2005, partially offset by selling, general and administrative expenses related to significant radio stations we acquired in 2005 and 2004.

Corporate General and Administrative Expenses

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$11.9	$11.2	$0.7	6.3%

Corporate general and administrative expenses were $11.9 million for the year ended December 31, 2005, an increase of $0.7 million, or 6.3%, as compared to $11.2 million for the year ended December 31, 2004. This increase was primarily due to an increase of $0.6 million in legal and other professional fees for the year ended December 31, 2005 as compared to the same period in 2004, as well as an overall increase in corporate compensation in the current year.

Corporate Non-Cash Stock Compensation

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in millions)
Non-cash stock compensation	$3.4	$4.3	$(0.9)	-20.9%

Corporate non-cash stock compensation expense was $3.4 million for the year ended December 31, 2005, a decrease of $0.9 million, or 20.9%, from $4.3 million for the year ended December 31, 2004. The prior year compensation expense relates to stock options granted to our Chief Executive Officer in March 2002 and shares of common stock issued to our Chief Executive Officer in April 2002, and the expense is recognized over the vesting period of the options and shares applicable to each respective option and share tranche, which results in accelerated recognition of compensation expense. The corporate non-cash compensation expense related to these transactions was fully expensed in the first quarter of 2005. Effective September 20, 2005, the Company granted to our Chief Executive Officer 1,250,000 restricted shares of common stock that vest in one-third installments annually, beginning on September 20, 2006. Deferred compensation of approximately $16.7 million was recorded and is being recognized as compensation expense over the vesting period of each tranche of the shares. During the year ended December 31, 2005, such expense was approximately $2.8 million.

Depreciation and Amortization

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$20.1	$19.8	$0.3	1.5%
Amortization	2.2	81.5	(79.3)	-97.3%

Total depreciation and amortization	$22.3	$101.3	$(79.0)	-78.0%

Depreciation and amortization expense of $22.3 million for the year ended December 31, 2005 decreased $79.0 million, or 78.0%, from $101.3 million for the year ended December 31, 2004. This decrease in depreciation and amortization is due to a reduction in amortization expense primarily related to our advertiser base asset. The advertiser base asset was substantially fully amortized as of the end of 2004.

Non-cash Charge Related to Contract Obligations

Operating income for 2004 reflects a non-cash charge of approximately $16.4 million primarily due to our settlement with our previous national representation firm. Under the terms of the settlement, our new representation firm settled our obligations under the settlement agreement with our previous representation firm and entered into a new long-term contract with us.

Operating Income

Operating income was $143.4 million for the year ended December 31, 2005, an improvement of $101.7 million as compared to operating income of $41.7 million for the year ended December 31, 2004. This increase in operating income was primarily attributable to an increase in revenues and decreases in depreciation and amortization expense of $79.0 million, partially offset by an overall increase in cost of revenues and selling, general and administrative expenses. In addition, operating income for the year ended December 31, 2004 reflected a non-cash charge of approximately $16.4 million primarily due to the Company’s settlement with its previous national representation firm. Excluding this non-cash charge, the Company’s operating income for 2004 would have been approximately $58.1 million, resulting in an increase in the 2005 period of $85.3 million.

Interest Expense, Net

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$21.1	$17.3	$3.8	22.0%

Net interest expense was $21.1 million for the year ended December 31, 2005, an increase of $3.8 million, or 22.0%, as compared to $17.3 million for the year ended December 31, 2004. The increase in net interest expense was primarily due to the Company’s overall increase in outstanding borrowings under the senior debt and higher interest rates for 2005 as compared to 2004. This increase was partially offset by the net effect of the repayment of $500.0 million of 6% subordinated notes on February 18, 2004 offset by the concurrent issuance of $330.0 million of 1.875% convertible subordinated notes.

Write Off of Deferred Financing Costs Due to Extinguishment of Debt

During the year ended December 31, 2004, we wrote off deferred financing costs of $13.6 million. On February 18, 2004, we sold 9,630,000 shares of our common stock at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% Debentures. In connection with the repayment of the 6% Debentures, we wrote off deferred financing costs of approximately $10.6 million. Additionally, in August 2004, we entered into a new senior credit agreement that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous credit agreement and wrote off approximately $3.0 million in deferred financing costs.

Income Taxes

	December 31, 2005	December 31, 2004	$ Change
	(Amounts in millions)
Income tax expense (benefit)	$52.5	$(63.8)	$116.3

Income tax expense for the year ended December 31, 2005 was $52.5 million compared to an income tax benefit for the year ended December 31, 2004 of $63.8 million. Income tax benefit for the year ended December 31, 2004 was primarily due to the reversal of our valuation allowance associated with our deferred tax assets, the most significant of which was our net operating loss carry-forward. We believe the net operating loss will be utilized within the carry-forward period.

Net Income

As a result of the factors described above, our net income was $69.8 million for the year ended December 31, 2005 compared to $74.6 million for the year ended December 31, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Broadcasting Revenue

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$351.7	$311.6	$40.1	12.9%
National	59.8	59.9	(0.1)	-0.2%

Net broadcasting revenue	$411.5	$371.5	$40.0	10.8%

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

Cost of Revenues

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$116.6	$99.8	$16.8	16.8%

Cost of revenues increased by $16.8 million, or 16.8% to $116.6 million for the year ended December 31, 2004, as compared to $99.8 million for the year ended December 31, 2003. Barter expenses, which represent the value of services received from advertisers in exchange for commercial air-time, increased by $1.8 million, or 24.3%, over the same period in 2003, while the remaining cost of revenues increased by $15.0 million, or 16.2%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. This increase was primarily due to approximately $5.7 million in cost of revenues related to significant radio stations we acquired in 2004 and 2003 and approximately $4.1 million representing programming costs related to our Tennessee Titans broadcasting rights agreement, as we acquired the remaining 50% interest in the rights during 2004. The remaining increase was primarily due to programming cost increases at our existing stations.

Selling, General and Administrative

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$118.6	$112.1	$6.5	5.8%

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

Corporate General and Administrative Expenses

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$11.2	$10.1	$1.1	10.9%

Corporate general and administrative expenses were $11.2 million for the year ended December 31, 2004, an increase of $1.1 million, or 10.9%, as compared to $10.1 million for the year ended December 31, 2003. This increase was primarily due to an overall increase of $0.9 million in corporate compensation for the year ended December 31, 2004 as compared to the same period in 2003.

Corporate Non-Cash Stock Compensation

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in millions)
Non-cash stock compensation	$4.3	$10.3	$(6.0)	-58.3%

Corporate non-cash stock compensation expense was $4.3 million for the year ended December 31, 2004, a decrease of $6.0 million, or 58.3%, from $10.3 million for the year ended December 31, 2003. The compensation expense relates to stock options granted to our chief executive officer in March 2002 and shares of common stock issued to our chief executive officer in April 2002, and the expense is recognized over the vesting period of the options and shares applicable to each respective option and share tranche, which results in accelerated recognition of compensation expense. As of December 31, 2004, we had approximately $0.6 million of deferred compensation remaining.

Depreciation and Amortization

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$19.8	$19.1	$0.7	3.7%
Amortization	81.5	121.6	(40.1)	-33.0%

Total depreciation and amortization	$101.3	$140.7	$(39.4)	-28.0%

Depreciation and amortization expense of $101.3 million for the year ended December 31, 2004 decreased $39.4 million, or 28.0%, from $140.7 million for the year ended December 31, 2003. This decrease in depreciation and amortization was due to a reduction in amortization expense primarily related to our advertiser base asset. The advertiser base asset was substantially fully amortized as of the end of 2004.

Non-cash Charge Related to Contract Obligations

Operating income for 2004 reflected a non-cash charge of approximately $16.4 million primarily due to our settlement with our previous national representation firm. Under the terms of the settlement, our new representation firm settled our obligations under the settlement agreement with our previous representation firm and entered into a new long-term contract with us.

Operating Income (Loss)

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

Interest Expense, Net

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$17.3	$48.3	$(31.0)	-64.2%

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

Income Taxes

	December 31, 2004	December 31, 2003	$ Change
	(Amounts in millions)
Income tax (benefit) expense	$(63.8)	$28.0	$(91.8)

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

Net Income (Loss)

As a result of the factors described above, our net income was $74.6 million for the year ended December 31, 2004 compared to a net loss of $89.6 million for the year ended December 31, 2003.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations, undrawn commitments available under our senior credit facility and proceeds generated from the sale of our debt and equity securities. In connection with the close of the transaction under the ABC Radio Merger Agreement, our financial leverage will be substantially increased.

Stock and Convertible Notes Offerings

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

Operating Activities

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in millions)
Net cash provided by operating activities	$140.8	$147.1	$(6.3)	-4.3%

Net cash provided by operating activities was $140.8 million for the year ended December 31, 2005 as compared to $147.1 million for the year ended December 31, 2004. The decrease was primarily due to the overall increases in cost of revenues and corporate general and administrative expense of $3.0 million and in net interest expense of $3.8 million, as well as changes in operating assets and liabilities of $8.0 million, partially offset by the increase in net broadcasting revenues of $8.4 million and a decrease in selling, general and administrative expenses of $0.1 million.

Investing and Financing Activities

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in millions)
Net cash used in investing activities	$(45.5)	$(156.4)	$110.9	-70.9%

Net cash used in investing activities decreased to $45.5 million for the year ended December 31, 2005, as compared to $156.4 million for the year ended December 31, 2004. During 2005, approximately $58.0 million was used for acquisitions of radio stations and capital expenditures, which includes buildings, studio equipment, towers and transmitters, vehicles and other assets utilized in the operation of our stations, offset by proceeds from the sale of assets of $12.6 million, compared to $166.5 million for similar costs in 2004, offset by $8.4 million in proceeds from sale of assets.

	December 31, 2005	December 31, 2004	$ Change
	(Amounts in millions)
Net cash (used in) provided by financing activities	$(92.0)	$6.7	$(98.7)

Net cash used in financing activities was $92.0 million for the year ended December 31, 2005, as compared to net cash provided by financing activities of $6.7 million for the year ended December 31, 2004. During the year ended December 31, 2005, we increased our net borrowings under our senior debt by $36.5 million primarily to complete the acquisition of radio stations, and we repurchased shares of our common stock for an aggregate amount of approximately $127.9 million. For the year ended December 31, 2004, the net cash provided by financing activities included proceeds from the issuance of our common stock of $175.7 million, net of underwriting commissions and other stock issuance costs of approximately $7.3 million, and the concurrent sale of $330.0 million principal amount of convertible subordinated notes, before underwriting discount and other debt issuance costs of approximately $7.4 million. We used all of the net proceeds from these transactions to retire the $500.0 million of subordinated debentures. Additionally, during 2004, we increased our net borrowings under our senior debt by $117.9 million primarily to complete the acquisition of radio stations in Memphis, TN and Springfield, MA and repurchase shares of our common stock for an aggregate amount of approximately $106.8 million. In August 2004, we entered into a new senior credit facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we paid approximately $3.7 million in debt issuance costs.

During the year ended December 31, 2005, we completed acquisitions, including two radio stations in the Providence, RI market for a cash purchase price of approximately $14.7 million and six radio stations in the Tuscaloosa, AL market and one radio station in the Birmingham, AL market, all of which had been operating under a local marketing agreement since March 1, 2005, for an aggregate cash purchase price of approximately $29.5 million. We funded these acquisitions through cash flows from operating activities and borrowings under our revolving credit facility.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes, capital expenditures, acquisitions of additional radio stations, and stock repurchases. Our capital expenditures totaled $8.1 million during the year ended December 31, 2005, as compared to $8.9 million during the year ended December 31, 2004. We believe that cash flows from operating activities, together with availability under our revolving credit facility, should be sufficient for us to fund our current operations for at least the next 12 months.

On June 29, 2004 and November 3, 2004, we announced that our board of directors had authorized us to spend up to $100.0 million and $300.0 million, respectively, to repurchase shares of our outstanding common stock. As of February 28, 2006, we had repurchased approximately 21.8 million shares of our common stock for an aggregate amount of approximately $292.4 million under these repurchase programs.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions, stock repurchases, or any of our other contractual or commercial commitments, we intend to seek additional funding in the credit or capital markets and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

Senior Debt

In August 2004, we entered into a new senior credit facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous senior credit facility and wrote off approximately $3.0 million in deferred financing costs. As of December 31, 2005, our senior credit facility consisted of the following:

	Commitment	Balance Outstanding
	(in thousands)
Revolving credit facility	$600,000	$322,500

Availability. The amount available under our senior credit facility at December 31, 2005 was $277.5 million in the form of revolving credit commitments. This excludes approximately $2.2 million in letters of credit outstanding as of December 31, 2005. Our ability to borrow under our senior credit facility is limited by our ability to comply with several financial covenants as well as a requirement that we make various representations and warranties at the time of borrowing.

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

Covenants. Our senior credit facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments, loans, enter into derivative contracts, or change the nature of our business. Our senior credit facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At December 31, 2005, we were in compliance with all covenants under our senior credit facility.

Subordinated Debt and Convertible Subordinated Notes

In June 2001, we issued an aggregate of $500.0 million of 6% subordinated debentures. On February 18, 2004, we sold 9,630,000 shares of our common stock at $19.00 per share. Additionally, we concurrently sold $330.0 million principal amount of convertible subordinated notes. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% subordinated debentures. In connection with the repayment of the subordinated debentures, we wrote off deferred financing costs of approximately $10.6 million. The convertible subordinated notes are due in 2011 and were issued in a private placement to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A. The notes bear interest at an initial rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at a conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion price was adjusted to be $25.16 per share of our common stock, effective immediately after November 30, 2005, as a result of the payment to shareholders of record on November 30, 2005 of a dividend on the common stock in the amount of $0.18 per share. We may redeem the notes at any time prior to maturity if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holder. Holders may require us to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the notes). On May 13, 2004, the shelf registration covering resales of our convertible subordinated notes became effective with the Securities and Exchange Commission.

On February 21, 2006, we received a letter from an attorney claiming to represent holders of approximately 31% of the principal amount of our convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Merger Agreement. Specifically, the letter alleges that certain transactions and agreements contemplated by the ABC Merger Agreement will or do constitute a “Fundamental Change” under the indenture. We do not believe that any of the transactions or agreements contemplated by the ABC Merger Agreement will or do constitute a “Fundamental Change” under the indenture or that any event of default has occurred. In the event of a “Fundamental Change,” subject to the terms and conditions of the indenture, holders of convertible subordinated notes would have the right to require us to repurchase all or a portion of the convertible subordinated notes at a price equal to 100% of the principal amount plus accrued interest. If any of the events described in the letter were to be an “Event of Default” and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under our Senior Credit Facility.

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

Impairment of Intangible Assets. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and were required to assess our goodwill and FCC licenses for impairment within the first six months of 2002, and on at least an annual basis thereafter. Our intangible assets include FCC licenses, goodwill and other intangible assets. As of December 31, 2005 and December 31, 2004, we had approximately $2,126.9 million and $2,104.1 million, respectively, in intangible assets, which represent approximately 91% of our total assets. The fair value of our FCC licenses and goodwill is primarily dependent on the cash flows of our stations. We utilize independent appraisals to determine the fair value of FCC licenses and goodwill for significant acquisitions. These appraisals principally use the discounted cash flow methodology to determine the value of the FCC licenses. This approach consists of a quantitative model, which incorporates variables such as market advertising revenues, market revenue share projections, anticipated operating profit margins and various discount rates. The variables used in the analysis reflect historical station and advertising market growth trends, as well as anticipated performance and market conditions.

We evaluate our FCC licenses for impairment as of October 1, our annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We may engage a third party appraiser to assist in this evaluation. FCC licenses are evaluated for impairment at the market level. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. Our impairment testing for goodwill in each of our reporting units (markets) is also performed as of October 1 or more frequently if certain circumstances are present. The evaluation is determined based primarily on discounted expected future cash flows to be generated from each market. These cash flows are then compared to the net assets of each market. If the cash flows exceed the net assets of the market, then no impairment of goodwill exists.

Our New Orleans market sustained damage as a result of Hurricane Katrina (“Katrina”) in August 2005 and the subsequent flooding of the area. Since Katrina represented a potential impairment indicator for the affected market, we performed an impairment analysis of FCC licenses and goodwill in the New Orleans market in the third quarter of 2005, as well as at our annual testing date in the fourth quarter of 2005. We determined that no impairment of intangible assets had occurred during 2005. If actual market conditions are less favorable than those projected by us, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC license or goodwill for the New Orleans market below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods.

Although the full extent of the damage to our stations from Katrina is still under evaluation, we believe that we are insured for certain losses resulting from Katrina. One of our stations in the New Orleans market was unable to broadcast for an extended period of time as a result of Katrina and the general disruption of the local economy, which negatively impacted revenues in 2005. We maintain business interruption insurance and expect to be reimbursed for a portion of lost net income as a result of Katrina. Any business interruption proceeds will generally be recognized upon receipt.

We have also performed our annual impairment analysis of our FCC licenses and goodwill as of our October 1 testing date. These analyses make various assumptions about growth rates and market conditions in determining whether an impairment exists. If actual market conditions are less favorable than those projected by the industry or us, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition or results of operations.

Intangible assets represent a substantial portion of our total assets. Based on the Company’s test for impairment of goodwill and intangible assets, the Company may be required to recognize impairment charges in future periods, especially in our New Orleans market, in order to reduce the carrying value of intangibles to their respective fair values.

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

Contractual and Commercial Commitments

Due to the completion of our secondary offering in February of 2004 (See “Liquidity and Capital Resources—Stock and Convertible Notes Offerings”), the contractual commitments under our senior debt and subordinated debt have been significantly reduced. In August 2004, we entered into a new senior credit facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous senior credit facility. As of December 31, 2005, we had $322.5 million outstanding under the revolving portion of our senior debt and $330.0 million outstanding under our convertible notes. The table below reflects our significant contractual obligations and other commercial commitments as of December 31, 2005:

	Payments Due by Period (in millions)
Contractual Obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Senior debt and convertible subordinated notes	$652.5	$—	$—	$—	$652.5
Interest payments on convertible notes	34.1	6.2	12.4	12.4	3.1
Pending acquisitions(1)	8.1	8.1	—	—	—
Sports broadcasting and employment contracts	57.1	23.5	25.4	8.2	—
Operating leases	39.9	6.4	10.3	7.1	16.1
Other contractual obligations	4.2	3.2	0.9	0.1	—

Total contractual cash obligations(2)	$795.9	$47.4	$49.0	$27.8	$671.7

1.

Our pending acquisitions are subject to the satisfaction of various conditions, including the receipt of required regulatory approvals. See “Federal Regulation of Radio Broadcasting—Multiple Ownership Rules”. This table assumes that these conditions will be satisfied and that all of our pending acquisitions will be completed within one year. Subsequent to December 31, 2005, we closed acquisition transactions totaling $8.1 million. This table does not take into account any contractual obligations or contractual commitments in connection with the proposed business combination with the ABC Radio stations and ABC Radio Network.

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

Off-Balance Sheet Arrangements

In connection with the acquisition of a radio station in Salt Lake City, UT, we agreed to guarantee up to $10.0 million of the seller’s other financing. As of December 31, 2005, the guarantee was reduced to $9.7 million.

We have no other material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes primarily as a result of our credit agreement, which bears interest based on variable rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $322.5 million of variable rate debt that was outstanding as of December 31, 2005. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $3.2 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Citadel Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 14, 2006

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,220	$948
Accounts receivable, net	75,037	74,908
Prepaid expenses and other current assets (including deferred income tax assets of $25,336 and $23,838, respectively)	27,511	26,369

Total current assets	106,768	102,225

Property and equipment, net	86,076	93,816
FCC licenses	1,464,191	1,438,448
Goodwill	658,833	661,067
Other assets, net	17,457	20,142

Total assets	$2,333,325	$2,315,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$84,773	$32,295
Long-term liabilities:
Senior debt	322,500	286,000
Convertible subordinated notes	330,000	330,000
Other long-term liabilities, less current portion	22,296	38,968
Deferred income tax liabilities	299,057	248,052

Total liabilities	1,058,626	935,315

Commitments and contingencies Shareholders’ equity:
Preferred stock, $.01 par value—authorized, 200,000,000 shares at December 31, 2005 and 2004; no shares issued or outstanding at December 31, 2005 and 2004	—	—
Common stock, $.01 par value—authorized, 500,000,000 shares at December 31, 2005 and 2004; issued, 133,752,212 and 132,519,969 shares at December 31, 2005 and 2004; outstanding, 114,026,626 and 124,869,719 shares at December 31, 2005 and 2004	1,338	1,325
Treasury stock, at cost, 19,725,586 and 7,650,250 shares at December 31, 2005 and 2004	(266,162)	(108,235)
Additional paid-in capital	1,641,370	1,645,691
Deferred compensation	(13,807)	(601)
Accumulated deficit	(88,040)	(157,797)

Total shareholders’ equity	1,274,699	1,380,383

Total liabilities and shareholders’ equity	$2,333,325	$2,315,698

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share amounts)

	Year Ended December 31,
	2005	2004	2003
Net broadcasting revenue	$419,907	$411,495	$371,509

Operating Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	118,949	116,579	99,832
Selling, general and administrative	118,489	118,611	112,090
Corporate general and administrative	11,919	11,239	10,094
Corporate non-cash stock compensation	3,444	4,327	10,339
Local marketing agreement fees	1,723	2,081	2,405
Depreciation and amortization	22,346	101,270	140,659
Non-cash charge related to contract obligations	—	16,449	—
Other, net	(353)	(776)	53

Operating expenses	276,517	369,780	375,472

Operating income (loss)	143,390	41,715	(3,963)

Non-operating expenses:
Interest expense, net, including amortization of debt issuance costs of $1,839, $1,976 and $3,036, respectively	21,137	17,345	48,254
Write off of deferred financing costs due to extinguishment of debt	—	13,615	9,345

Non-operating expenses, net	21,137	30,960	57,599

Income (loss) before income taxes	122,253	10,755	(61,562)
Income tax expense (benefit)	52,496	(63,813)	28,008

Net income (loss)	$69,757	$74,568	$(89,570)

Net income (loss) per share—basic	$0.59	$0.58	$(0.83)

Net income (loss) per share—diluted	$0.55	$0.54	$(0.83)

Weighted average common shares outstanding:
Basic	119,233,824	129,191,384	107,359,859

Diluted	134,534,213	143,378,684	107,359,859

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

	Common Stock						Additional Paid-in Capital	Shareholder Notes	Deferred Compensation	Accumulated Deficit	Total Shareholders’ Equity
	Common Shares	Amount	Class A Shares	Amount	Class B Shares	Amount
Balances at January 1, 2003	—	$—	96,134,329	$961	3,957,228	$40	$1,026,625	$(2,989)	$(15,267)	$(142,795)	$866,575
Net loss	—	—	—	—	—	—	—	—	—	(89,570)	(89,570)
Interest on shareholder notes	—	—	—	—	—	—	—	(124)	—	—	(124)
Deferred stock compensation	—	—	—	—	—	—	—	—	10,339	—	10,339
Issuance of Class B common stock	—	—	—	—	94,400	1	499	—	—	—	500
Repurchase of Class B common stock	—	—	—	—	(1,199,957)	(12)	(4,188)	766	—	—	(3,434)
Conversion of Class B common stock to Class A common stock	—	—	1,477,161	15	(2,851,671)	(29)	14	—	—	—	—
Redesignation of Class A common stock to shares of common stock	97,611,490	976	(97,611,490)	(976)	—	—	—	—	—	—	—
Issuance of shares of common stock in connection with initial public offering, net of costs incurred	25,300,000	253	—	—	—	—	447,711	—	—	—	447,964
Exercise of stock options, net of costs incurred	7,250	—	—	—	—	—	101	—	—	—	101
Repurchase of unvested shares of common stock	(53,271)	—	—	—	—	—	(359)	452	—	—	93

Balances at December 31, 2003	122,865,469	$1,229	—	$—	—	$—	$1,470,403	$(1,895)	$(4,928)	$(232,365)	$1,232,444

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Shareholder Notes	Deferred Compensation	Accumulated Deficit	Total Shareholders’ Equity
	Common Shares	Amount	Shares	Amount
Balances at January 1, 2004	122,865,469	$1,229	—	$—	$1,470,403	$(1,895)	$(4,928)	$(232,365)	$1,232,444
Net income	—	—	—	—	—	—	—	74,568	74,568
Interest on shareholder notes	—	—	—	—	—	(41)	—	—	(41)
Deferred stock compensation	—	—	—	—	—	—	4,327	—	4,327
Issuance of shares of common stock in connection with secondary public offering, net of costs incurred	9,630,000	96	—	—	175,573	—	—	—	175,669
Repayment of shareholder notes	—	—	—	—	—	1,283	—	—	1,283
Exercise of stock options, net of costs incurred	24,500	—	—	—	368	—	—	—	368
Repurchase of treasury stock	—	—	(7,650,250)	(108,235)	—	—	—	—	(108,235)

Balances at December 31, 2004	132,519,969	1,325	(7,650,250)	(108,235)	1,646,344	(653)	(601)	(157,797)	1,380,383
Net income	—	—	—	—	—	—	—	69,757	69,757
Interest on shareholder notes	—	—	—	—	—	(32)	—	—	(32)
Issuance of restricted shares	1,250,000	13	—	—	16,637	—	(16,650)	—	—
Deferred stock compensation	—	—	—	—	—	—	3,444	—	3,444
Repurchase of unvested shares	(17,757)	—	—	—	(120)	—	—	—	(120)
Repayment of shareholder notes	—	—	—	—	—	104	—	—	104
Exercise of stock options, net of costs incurred and net of taxes	—	—	—	—	(13)	—	—	—	(13)
Dividends	—	—	—	—	(20,903)	—	—	—	(20,903)
Repurchase of treasury stock	—	—	(12,139,172)	(158,823)	—	—	—	—	(158,823)
Reissuance of treasury stock	—	—	63,836	896	6	—	—	—	902

Balances at December 31, 2005	133,752,212	$1,338	(19,725,586)	$(266,162)	$1,641,951	$(581)	$(13,807)	$(88,040)	$1,274,699

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$69,757	$74,568	$(89,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,346	101,270	140,659
Write off of deferred financing costs due to extinguishment of debt	—	13,615	9,345
Amortization of debt issuance costs	1,839	1,976	3,036
Non-cash charge related to contract obligations	—	16,449	—
Gain on sale of assets	(372)	(776)	(611)
Deferred income taxes	49,635	(66,369)	26,587
Stock compensation expense	3,444	4,327	10,339
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(541)	3,358	(10,056)
Prepaid expenses and other current assets	47	(317)	71
Accounts payable, accrued liabilities and other liabilities	(5,382)	(955)	(5,765)

Net cash provided by operating activities	140,773	147,146	84,035

Cash flows from investing activities:
Capital expenditures	(8,112)	(8,948)	(6,162)
Cash paid to acquire stations	(49,933)	(157,540)	(179,681)
Proceeds from sale of assets	12,620	8,366	11,076
Other assets, net	(110)	1,739	358

Net cash used in investing activities	(45,535)	(156,383)	(174,409)

Cash flows from financing activities:
Retirement of subordinated debt	—	(500,000)	—
Issuance of convertible subordinated notes	—	330,000	—
Debt issuance costs	—	(11,075)	(884)
Proceeds from senior debt	126,000	495,500	270,500
Principal payments on senior debt	(89,500)	(377,611)	(623,389)
Principal payments on other long-term liabilities	(504)	(633)	(443)
Repayment of shareholder notes	51	1,283	1,218
Proceeds from public stock offerings, net of costs incurred	—	175,669	448,648
Exercise of stock options, net of costs incurred	(13)	367	116
Net repurchases of unvested shares of common stock	(67)	—	—
Net repurchases of shares of Class B common stock and common stock	—	—	(4,059)
Purchase of shares held in treasury	(127,933)	(106,782)	—

Net cash (used in) provided by financing activities	(91,966)	6,718	91,707

Net increase (decrease) in cash and cash equivalents	3,272	(2,519)	1,333
Cash and cash equivalents, beginning of period	948	3,467	2,134

Cash and cash equivalents, end of period	$4,220	$948	$3,467

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Supplemental schedule of investing activities

The Company completed various radio station acquisitions during the years ended December 31, 2005, 2004 and 2003. In connection with these acquisitions, certain liabilities were assumed.

Fair value of assets acquired	$50,573	$158,453	$187,722
Cash paid to acquire stations	(49,933)	(157,540)	(179,681)

Liabilities assumed	$640	$913	$8,041

On July 29, 2004, the Company completed its exchange of radio stations in the Bloomington, IL market for stations in the Harrisburg/Lancaster, PA market and the Erie, PA market, plus a cash payment to the Company. The non-cash portion of this transaction of $39,471 is not reflected in the table above.

Supplemental schedule of cash flow information

Cash Payments:
Interest	$18,524	$12,753	$47,843
Income taxes	3,079	2,131	1,298
Barter Transactions:
Equipment purchases through barter	378	338	234
Barter Revenue—included in gross broadcasting revenue	9,636	9,768	7,467
Barter Expenses—included in cost of revenues	9,352	9,193	7,356
Other Non-Cash Transactions:
FCC license asset in exchange for other long-term liabilities	—	—	12,000
Reduction in other long-term liabilities in exchange for FCC license asset	12,000	—	—
Net change in accrual of treasury stock repurchases	30,890	1,453	—
Accrual of dividends	20,903	—	—

See discussion of additional non-cash items in Note 9.

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of the Company

In January 2001, Citadel Broadcasting Corporation, formed by affiliates of Forstmann Little & Co. (“FL&Co.”), entered into an agreement with Citadel Communications Corporation (“Citadel Communications”) to acquire substantially all of the outstanding common stock of Citadel Communications (the “2001 Acquisition”) in a leveraged buyout transaction. Citadel Broadcasting Company, a wholly-owned subsidiary of Citadel Communications, is referred to as “Citadel Broadcasting” and in July 2004, Citadel Communications was liquidated into Citadel Broadcasting Corporation.

On February 6, 2006, the Company and a wholly owned subsidiary entered into an Agreement and Plan of Merger (the “ABC Radio Merger Agreement”) with The Walt Disney Company (“TWDC”) and ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly owned subsidiary of TWDC (the “Merger”). Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, the Company will combine ABC Radio, which includes 22 radio stations and the ABC Radio Network, with the Company. The merger and the issuance of the Company’s common stock in the merger have been approved by written consent by holders of record of a majority of the Company’s common stock. The combination is structured as a reverse Morris Trust transaction. Prior to the Merger, TWDC will distribute ownership of ABC Radio to TWDC shareholders in either a spin-off or split-off transaction or a combination of the two. The transaction is valued at approximately $2.7 billion. The value of the transaction is comprised of $1.3 billion in Company common stock to be received by TWDC shareholders and cash to be retained by TWDC, which represents the proceeds of debt to be incurred by ABC Radio prior to the spin-off or split-off from TWDC. The amount of the cash to be retained by TWDC is expected to be between $1.4 billion and $1.65 billion depending on the market price of the Company’s common stock over a measurement period ending prior to closing. Immediately after closing of the merger transactions and subject to adjustments described in the ABC Radio Merger Agreement, the former holders of TWDC common stock will own approximately 52% of the common stock of the combined company, which will be named Citadel Communications.

The Company has received a commitment from various lenders to provide debt financing to the Company in connection with the Company’s completion of the Merger.

Pursuant to the ABC Radio Merger Agreement, the Company will declare a special dividend payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The amount of the dividend will be determined based on the market price of the Company’s common stock over a measurement period ending prior to closing.

Consummation of the merger is subject to customary closing conditions, including the absence of certain legal impediments to the consummation of the merger, the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the effectiveness of certain filings with the SEC, the receipt of consent to, or rulings on, the transactions from the Federal Communications Commission and the Internal Revenue Service and the receipt of certain tax opinions. If the FCC deems there to be a “substantial change” in control (as defined under the FCC’s rules and policies) as a result of the transaction, the Company may be required to divest up to eleven stations in seven markets in order to obtain FCC approval to consummate the merger. The Company has sought approval from the FCC to transfer any such stations to a divestiture trust in the event divestiture is required. The Company does not believe these divestitures, if required, would be material to its business. The ABC Merger Agreement contains certain termination rights and provides that, upon the termination of the ABC Merger Agreement under specified circumstances, a party may be required to pay to the other party a termination fee in the amount of $81 million. In addition, if the transaction is terminated under certain circumstances, TWDC may be required to pay the Company up to $15 million as a reimbursement of its expenses.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for bad debts based on historical experience of bad debts as a percent of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated balance sheets consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Trade receivables	$77,954	$78,285
Allowance for doubtful accounts	(2,917)	(3,377)

Accounts receivable, net	$75,037	$74,908

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Derivative Instruments and Hedging Activities

The Company has not entered into any agreements related to derivative instruments for the years ended December 31, 2005, 2004 and 2003.

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

The Company evaluates its FCC licenses for impairment as of October 1, its annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company may engage a third party appraiser to assist in this evaluation. FCC licenses are evaluated for impairment at the market level. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. The Company’s impairment testing for goodwill in each of its reporting units (markets) is also performed as of October 1 or more frequently if certain circumstances are present. The evaluation is determined based primarily on discounted expected future cash flows to be generated from each market. These cash flows are then compared to the net assets of each market. If the cash flows exceed the net assets of the market, then no impairment of goodwill exists.

The New Orleans market sustained damage as a result of Hurricane Katrina (“Katrina”) in August 2005 and the subsequent flooding of the area. Since Katrina represented a potential impairment indicator for the affected

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

market, the Company performed its impairment analysis of FCC licenses and goodwill in the New Orleans market in the third quarter of 2005, as well as at its annual testing date in the fourth quarter of 2005. The Company determined that no impairment of intangible assets had occurred during 2005. If actual market conditions are less favorable than those projected by the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC license or goodwill for the New Orleans market below the amounts reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods.

Although the full extent of the damage to the Company’s stations from Katrina is still under evaluation, the Company believes that it is insured for certain losses resulting from Katrina. The Company believes recovery of insurance proceeds under its relevant policies is probable. The Company expects to file claims for such damage and has recorded as operating expenses the amount of its anticipated deductible of $0.3 million in Other, net in the accompanying consolidated statements of operations. One of the Company’s stations in the New Orleans market was unable to broadcast for an extended period of time as a result of Katrina and the general disruption of the local economy, which negatively impacted revenues in 2005. The Company maintains business interruption insurance and expects to be reimbursed for a portion of lost net income as a result of Katrina. Although the determination of the final amount of the claim remains open, the Company received $1.0 million as partial payment of its business interruption proceeds in December 2005. This amount offset market operating expenses incurred, and the remainder is included in net revenues in the accompanying consolidated income statement.

The Company has performed its annual impairment analysis of its FCC licenses and goodwill as of the October 1 annual testing date and has determined that no impairment of intangible assets had occurred as of December 31, 2005. These analyses make various assumptions about growth rates and market conditions in determining whether an impairment exists. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses or goodwill below the amounts reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods.

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

One of the Company’s local marketing agreements does not comply with the FCC’s new ownership limits. The Company will be required to terminate this agreement or otherwise come into compliance with the FCC’s ownership rules by September 3, 2006. The Company does not believe that termination of this agreement or its

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

actions to come into compliance with the new rules with respect to this agreement will have a material impact on the Company’s business, financial position or results of operations.

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

At December 31, 2005, the Company has certain stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Except as discussed in Note 9, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$69,757	$74,568	$(89,570)
Add: Corporate non-cash stock compensation expense	3,444	4,327	10,339
Deduct: Total stock-based employee compensation expense determined under fair value based method	(11,884)	(12,061)	(13,586)
Incremental tax impact	3,334	5,089	—

Net income (loss), pro forma	$64,651	$71,923	$(92,817)

Basic net income (loss) per common share:
As reported	$0.59	$0.58	$(0.83)
Pro forma	$0.54	$0.56	$(0.86)
Diluted net income (loss) per common share:
As reported	$0.55	$0.54	$(0.83)
Pro forma	$0.51	$0.52	$(0.86)

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net income (loss) per share. Basic net income per share excludes dilution, and for the years ended December 31, 2005 and 2004 is computed by dividing net income by the weighted average number of common shares outstanding during the period. During the years ended December 31, 2005 and 2004, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), (2) the effect of unvested shares of common stock outstanding, and (3) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense, net of tax, incurred on the convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation. During the year ended December 31, 2003, basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, which includes the 96,134,329 shares of Class A common stock outstanding until July 31, 2003 and 122,911,490 shares of common stock outstanding after the Company’s recapitalization and initial public offering (see Note 9), as well as common stock transactions that occurred in the fourth quarter of 2003. The Company had options to issue 9,168,641, 7,771,125 and 5,958,125 shares of common stock outstanding as of December 31, 2005, 2004 and 2003. However, these options and, prior to the recapitalization, outstanding shares of Class B common stock (see Note 9) have been excluded from the calculations of diluted net loss per share for the year ended December 31, 2003 as their effect is antidilutive during that period.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the years ended December 31, 2005 and 2004:

	December 31,
(In thousands, except per share data)	2005	2004
NUMERATOR:
Income available to common shareholders	$69,757	$74,568
Effect of dilutive securities:
Convertible subordinated notes	3,743	3,271

Numerator for net income per common share—diluted	$73,500	$77,839

DENOMINATOR:
Weighted average common shares	119,234	129,191
Effect of dilutive securities:
Options	1,995	2,944
Restricted shares	349	—
Convertible subordinated notes	12,956	11,244

Denominator for net income per common share—diluted	134,534	143,379

Net income per common share:
Net income—Basic	$0.59	$0.58

Net income—Diluted	$0.55	$0.54

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Options to purchase 4,562,656 and 2,553,745 shares of common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2005 and 2004 because their effect would have been antidilutive.

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

Historically, the Company has managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements (“LMAs”) and joint sales agreements (“JSAs”). Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenue and operating expenses of stations operated by the Company under LMAs and JSAs have been included in the Company’s results of operations since the respective effective dates of such agreements.

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

Business and Credit Concentrations

In the opinion of management, credit risk with respect to receivables is limited due to the large number of customers and the geographic diversification of the Company’s customer base. The Company performs credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. At December 31, 2005, and 2004, no receivable from any customer exceeded 5% of accounts receivable. For the years ended December 31, 2005, 2004 and 2003, no single customer accounted for more than 10% of net broadcasting revenue.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces FASB 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the period during which an employee is required to provide service in exchange for the award.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, Share-Based Payment (“SAB 107”). SAB 107 assists registrants in their implementation of SFAS No. 123(R), Share-Based Payment, and does not change any of the requirements therein. Among other things, SAB 107

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS No. 123(R), Share-Based Payment. The SEC rule provides that SFAS No. 123(R) is now effective for the Company beginning January 1, 2006. The Company intends to adopt SFAS No. 123(R) using the modified prospective application method. Upon adoption, unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 will be recorded over the remaining vesting periods of the options. The Company anticipates that the adoption of SFAS No. 123(R) will result in an increase in operating expenses in 2006.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143. FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 and was effective for the Company no later than December 31, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s financial position, results of operations or cash flows.

On May 30, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, as a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect adoption of SFAS No. 154 to have a material impact on its financial position, results of operations or cash flows.

3. Acquisitions and Dispositions

2005 Acquisitions and Dispositions

Completed Acquisitions

During the year ended December 31, 2005, the Company completed acquisitions, including the following:

•	Two radio stations in the Providence, RI market for an aggregate cash purchase price of approximately $14.7 million.

•	Six radio stations in the Tuscaloosa, AL market and one radio station in the Birmingham, AL market, all of which had been operating under a local marketing agreement since March 1, 2005, for an aggregate cash purchase price of approximately $29.5 million.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying consolidated statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Below is a table that details the purchase price allocations for all significant acquisitions completed in 2005. The purchase price allocations were based upon information available as of December 31, 2005.

Asset Description	Acquisition of Tuscaloosa/ Birmingham Radio Stations	Other Radio Station Acquisitions	Total	Asset lives
	(in thousands)
Property and equipment, net	$1,230	$473	$1,703	3-10 years
FCC licenses	26,784	19,871	46,655	non-amortizing
Goodwill	918	75	993	non-amortizing
Other intangibles, net	592	630	1,222	6 to 84 months
Liabilities assumed	(5)	(635)	(640)

Total aggregate purchase price	$29,519	$20,414	$49,933

Completed Dispositions

During the year ended December 31, 2005, the Company sold six radio stations for an aggregate price of approximately $12.8 million, including one of the stations that had been acquired in the Providence, RI market.

Pending Acquisitions and Dispositions

As of December 31, 2005, the Company has agreements to acquire radio stations for an aggregate purchase price of approximately $8.1 million.

In February 2006, the Company also entered into the ABC Radio Merger Agreement as discussed in Note 1.

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

On July 2, 2003, the Company entered into a local marketing agreement related to a radio station in Knoxville, TN. During the three-year term of this agreement, the current station owner has the option, but not the obligation, to require the Company to purchase all of the assets of the station for $12.0 million. In accordance with FIN No. 46, the Company has determined that this is a variable interest entity and that the Company is the primary beneficiary of the variable interest entity. Accordingly, the entity has been included in the consolidated financial statements of the Company since August 2003. During the second quarter of 2005, the agreement was renegotiated to terminate the put option. Accordingly, as of December 31, 2005, the $12.0 million FCC asset and related long-term obligation are no longer reflected in the Company’s consolidated balance sheet.

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

For the completed acquisitions, the aggregate purchase price was allocated as follows, and the final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price are reflected in 2005 balances:

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the completed acquisitions, the aggregate purchase price was allocated as follows, and the final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price are reflected in 2004 balances:

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

Completed Dispositions

During the year ended December 31, 2003, the Company completed six dispositions of a total of twelve radio stations for an aggregate price of approximately $16.6 million, including the sale of five stations in Tyler/Longview, TX for an aggregate purchase price of $6.0 million, of which $5.5 million was in the form of a note. Due to the limited initial investment made by the buyer of the Tyler/Longview, TX stations, this transaction was not accounted for as a sale when consummated. As of December 31, 2005, payments on the note are being paid in accordance with the payment schedule. Any related gain on sale will not be recognized until the Company determines that the buyer has made a significant financial investment.

Pro Forma

The following summarized unaudited pro forma results of operations for the years ended December 31, 2005 and 2004 assume that all significant radio station acquisitions and dispositions during the years ended December 31, 2005 and 2004 occurred as of January 1 of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the significant radio station acquisitions and dispositions occurred as of January 1 of each period presented or the results of operations which may occur in the future.

	Pro Forma
	Years Ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Net broadcasting revenue	$420,263	$418,866
Net income	69,495	74,316
Basic net income per common share	$0.58	$0.58
Diluted net income per common share	$0.54	$0.54

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

4. Property and Equipment

Property and equipment consisted of the following at December 31:

	2005	2004	Estimated Useful Life
	(in thousands)
Land	$19,676	$19,676
Buildings and improvements	30,791	29,570	3 to 25 years
Transmitters, towers and studio equipment	85,232	78,964	5 to 10 years
Office furniture, equipment and vehicles	26,898	23,639	2 to 12 years
Construction in progress	3,664	3,168

	166,260	155,017
Less accumulated depreciation and amortization	(80,184)	(61,201)

	$86,076	$93,816

5. Intangible Assets

Intangible assets consisted of the following at December 31:

Amortizable Intangible Assets	2005	2004
	(in thousands)
Other intangible assets, gross	$8,581	$19,053
Less accumulated amortization	(4,735)	(14,510)

Other intangible assets, net	$3,846	$4,543

Included in other intangible assets, net as of December 31, 2005 and 2004 was $0.1 million and $0.2 million, respectively, related to the Company’s advertiser base asset. As of December 31, 2005, the weighted average amortization period for the advertiser base asset and the remaining balance of other intangible assets is less than one year and approximately 15 years, respectively.

Unamortizable Intangible Assets	December 31, 2005	December 31, 2004
	(in thousands)
FCC licenses	$1,464,191	$1,438,448
Goodwill	658,833	661,067

	$2,123,024	$2,099,515

The changes in the carrying amounts of FCC licenses and goodwill for the years ended December 31, 2004 and 2005 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, January 1, 2004	$1,349,808	$608,646
Station acquisitions	143,898	43,218
Station dispositions	(31,046)	(11,581)
Other changes	(24,212)	20,784

Balance, December 31, 2004	1,438,448	661,067
Station acquisitions	46,655	993
Station dispositions and other deletions	(20,912)	(3,227)

Balance, December 31, 2005	$1,464,191	$658,833

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Station dispositions and other deletions for the year ended December 31, 2005 include $12.0 million related to a local marketing agreement for a radio station in Knoxville, TN where the owner had the option to require the Company to purchase all of the assets of the station for $12.0 million. Accordingly, the entity had been included in the Company’s consolidated financial statements since August 2003. During the second quarter of 2005, the agreement was renegotiated to terminate the put option. Accordingly, as of December 31, 2005, the $12.0 million FCC asset and related long-term obligation are no longer reflected in the accompanying consolidated balance sheet.

Other changes in the balances of FCC licenses and goodwill for the year ended December 31, 2004 represent primarily adjustments resulting from the finalization of preliminary purchase price allocations.

The amount of the amortization expense for definite-lived intangible assets for the years ended December 31, 2005, 2004 and 2003 was approximately $2.3 million, $81.4 million, and $121.5 million, respectively. As of December 31, 2005, other intangibles, net on the accompanying consolidated balance sheet reflect $3.8 million in unamortized definite-lived intangible assets.

During the third quarter of 2004, the Company reevaluated the remaining useful life of its advertiser base asset. The Company revised the useful life, which resulted in additional amortization expense of approximately $8.0 million in the second half of 2004.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding years ended December 31 for definite-lived intangible assets:

Amortization Expense
(in thousands)
2006	$825
2007	283
2008	231
2009	210
2010	195

$1,744

6. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable, accrued liabilities and other liabilities at December 31 consisted of the following:

	2005	2004
	(in thousands)
Accounts payable	$6,304	$4,635
Compensation, commissions and accrued bonuses	5,664	6,163
Interest	4,517	3,326
Payments received in advance	2,189	2,321
Employee benefits	2,458	2,777
National sales commissions	2,607	1,557
Property and income tax payable	587	735
Accrual for dividends	20,903	—
Accrual for stock repurchase transactions	32,343	1,453
Other accrued liabilities	6,942	9,097
Current maturities of long-term liabilities	259	231

	$84,773	$32,295

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

7. Senior Debt

In connection with the 2001 Acquisition, the Company entered into a credit facility (the “Credit Agreement”) dated as of April 3, 2001. The Credit Agreement provided for (a) Term A Loans of $250.0 million and Term B Loans of $250.0 million and (b) revolving loans (the “Revolving Loan Facility”) available through June 26, 2008 in an aggregate principal amount at any one time outstanding not in excess of $200.0 million.

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

In August 2004, the Company entered into a new senior credit agreement (the “Senior Credit Facility”) that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, the Company repaid amounts outstanding under the previous Credit Agreement and wrote off approximately $3.0 million in deferred financing costs. This amount is included as write off of deferred financing costs due to extinguishment of debt on the accompanying consolidated statements of operations.

Below is a table that sets forth the rates and the amounts borrowed under the Company’s senior debt facilities as of December 31:

	2005		2004
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Revolving Loan	$322,500	2.76 to 5.02%	$286,000	2.35 to 3.05%

The increase in borrowings under the Company’s senior debt was primarily due to the acquisition of radio stations during 2005 and the repurchase of the Company’s common stock (see Note 9).

The amount available under the Company’s Senior Credit Facility at December 31, 2005 was $277.5 million in the form of revolving credit commitments. This excludes approximately $2.2 million in letters of credit outstanding as of December 31, 2005. The Company’s ability to borrow under its Senior Credit Facility is limited by its ability to comply with several financial covenants as well as a requirement that it make various representations and warranties at the time of borrowing.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The Company’s Senior Credit Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments or loans, enter into derivative contracts, or change the nature of its business. The Company’s Senior Credit Facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At December 31, 2005, the Company was in compliance with all covenants under its Senior Credit Facility.

8. Subordinated Debt and Convertible Subordinated Notes

On June 26, 2001, the Company completed the issuance of $500.0 million principal amount of 6% Subordinated Debentures (“6% Debentures”). On February 18, 2004, the Company sold 9,630,000 shares of the Company’s common stock at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discounts of approximately $6.6 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of 6% Debentures. In connection with the repayment of the 6% Debentures, the Company wrote off deferred financing costs of approximately $10.6 million, which is presented as write off of deferred financing costs due to extinguishment of debt on the accompanying consolidated statements of operations. The convertible subordinated notes are due in February of 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion price was adjusted to be $25.16 per share of our common stock, effective immediately after November 30, 2005, as a result of the payment to shareholders of record on November 30, 2005 of a dividend on the common stock in the amount of $0.18 per share. The Company may redeem the notes at any time prior to maturity if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holders. Holders may require the Company to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the convertible subordinated notes).

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of approximately 31% of the principal amount of the Company’s convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Merger Agreement. Specifically, the letter alleges that certain transactions and agreements contemplated by the ABC Merger Agreement will or do

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

constitute a “Fundamental Change” under the indenture. The Company does not believe that any of the transactions or agreements contemplated by the ABC Merger Agreement will or do constitute a “Fundamental Change” under the indenture or that any event of default has occurred. In the event of a “Fundamental Change,” subject to the terms and conditions of the indenture, holders of convertible subordinated notes would have the right to require the Company to repurchase all or a portion of the convertible subordinated notes at a price equal to 100% of the principal amount plus accrued interest. If any of the events described in the letter were to be an “Event of Default” and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under the Company’s Senior Credit Facility. The Company intends to vigorously defend itself against the claims in the letter.

9. Shareholders’ Equity

Common and Preferred Stock

Citadel Broadcasting Corporation was incorporated in Delaware in 1993 and was capitalized by partnerships affiliated with FL&Co. in connection with the 2001 Acquisition. The initial capitalization consisted of 96,134,329 shares of Class A common stock at approximately $10.51 per share and 7,485,596 shares of Class B common stock at $3.50 per share for a total capital contribution of approximately $1,036.2 million. The shares of Class B common stock were acquired by officers or employees of Citadel Communications at the time of the 2001 Acquisition, and a portion of the purchase price included full recourse notes of approximately $4.5 million (the “Shareholder Notes”) for the shares of Class B common stock. The Shareholder Notes bear interest at 5.02%. The Shareholder Notes and accrued interest are reported as a reduction to the Company’s shareholders’ equity. In February 2002, the Company and the CEO agreed that the CEO would purchase $4.0 million of shares of the Company’s Class B common stock at $3.50 per share, when the fair value of the Class B common stock was $4.83 per share, in connection with his joining the Company. The CEO paid for these shares in April 2002. The total amount of deferred compensation recorded was approximately $1.5 million. The deferred compensation was charged to compensation expense over the vesting period of the shares. During the years ended December 31, 2004 and 2003, such expense was approximately $0.2 million and $0.4 million, respectively. The remaining compensation expense during the year ended December 31, 2005 was minimal.

Shares of Class B common stock are the subject of a shareholder’s agreement under which each share, until vested, is subject to repurchase upon termination of employment. The Company’s purchase price for the shares is the shareholder’s cost, unless the shareholder engages in prohibited or competitive activities or criminal acts, or grossly or willfully neglects his or her duties. In such cases, the Company has the option to purchase the shares for the lesser of the shareholder’s cost or the book value per share. If a shareholder’s employment is terminated without cause, the shareholder may require the Company to repurchase the shares at the shareholder’s cost, except that in the case of termination by reason of death, permanent disability or adjudicated incompetency, the purchase price of the shares is fair value. The shares of Class B common stock that management other than the CEO purchased vest at a rate of 20% per year beginning June 26, 2002. As of December 31, 2005, the CEO’s shares of Class B common stock were fully vested. Further, under the shareholder’s agreement, shares of Class B common stock will only be transferable together with shares of Class A common stock transferred by FL&Co. until FL&Co.’s ownership falls below 20%.

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Treasury Stock

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of its outstanding common stock. As of December 31, 2005, the Company had repurchased approximately 19.8 million shares of common stock for an aggregate amount of approximately $267.1 million under these repurchase programs. As of December 31, 2005, net of shares held in treasury, the Company had 114,026,626 shares of common stock outstanding.

Deferred Stock Compensation

In March 2002, the Company granted 4,150,000 options to purchase shares of Class A common stock to its CEO. The options have a term of ten years and have a per share exercise price of $3.50. These options are generally only exercisable by the CEO during his lifetime and are not transferrable. In addition, the CEO is required to enter into a shareholder’s agreement, which generally provides that the shares of Class A common stock issued upon exercise of the options may not be sold, assigned or otherwise transferred, except by will or in accordance with the shareholder’s agreement. At the grant date, the fair value of the Class A common stock was $13.05 per share. The total amount of deferred compensation recorded was approximately $39.6 million. The deferred compensation is being charged to compensation expense over the vesting period of the options. During the years ended December 31, 2005, 2004 and 2003, such expense was approximately $0.6 million, $4.2 million, and $10.0 million, respectively. As of December 31, 2005, the CEO is fully vested in these options.

Long-Term Incentive Plan

In October 2002, the Company adopted the Citadel Broadcasting Corporation 2002 Long-Term Incentive Plan (the “Plan”) pursuant to which the Company’s board of directors can grant options to officers, employees, directors and independent contractors. In May 2005, the Company amended and restated the Plan to (1) increase the number of shares of common stock available for issuance under the plan to 10,000,000 shares, (2) limit the availability of certain types of awards so as to comply with new Internal Revenue Code Section 409A, which provides new rules for the taxation of deferred compensation and (3) make certain technical changes to the plan to bring the plan into compliance with Section 409A.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2005, the Company granted 1.8 million options to the Company’s employees and directors, including 450,000 options granted to the Company’s Chief Executive Officer. The options were granted with an exercise price equal to the common stock’s fair market value at the date of grant. The stock options granted vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or termination of employment.

Effective September 20, 2005, the Company granted to its Chief Executive Officer 1,250,000 restricted shares of common stock that vest in one-third installments annually, beginning on September 20, 2006, pursuant to the Plan. Deferred compensation of approximately $16.7 million was recorded and is being recorded as compensation expense over the vesting period of the shares. During 2005, such expense was approximately $2.8 million.

As of December 31, 2005, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the plan was 3,699,609, not including shares underlying outstanding grants.

Stock option activity for the Company, including options granted to the CEO outside of the plan, is summarized as follows:

	Options	Weighted Average Exercise Price per Share	Exercisable Options	Weighted Average Exercise Price per Exercisable Option
Outstanding, January 1, 2003	5,914,250	$7.23	1,037,500	$3.50
Granted	446,000	17.29
Exercised	(7,250)	16.00
Canceled	(394,875)	16.00

Outstanding, December 31, 2003	5,958,125	7.39	2,417,189	5.27
Granted	2,190,000	18.54
Exercised	(24,500)	16.00
Canceled	(352,500)	17.73

Outstanding, December 31, 2004	7,771,125	10.04	3,807,190	5.81
Granted	1,811,790	13.64
Canceled	(414,274)	16.98

Outstanding, December 31, 2005	9,168,641	$10.43	5,608,514	$6.99

The weighted average fair value of options granted in 2005, 2004 and 2003 was $5.12, $5.91 and $5.89 per share, respectively. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2005: risk-free interest rate of approximately 4%; dividend yield of $0.0; expected life of approximately six years; and volatility of approximately 29%. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2004: risk-free interest rate of approximately 3%; dividend yield of $0.0; expected life of five years; and volatility of approximately 30%. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2003: risk-free interest rate of 3.86%; dividend yield of $0.0; expected life of five years; and volatility of 67.5%.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	Options Outstanding			Options Exercisable
	Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2005	Weighted Average Exercise Price
$3.50	4,150,000	6.2 years	$3.50	4,150,000	$3.50
$12.71—$14.75	1,818,015	9.2 years	$13.64	24,375	$13.70
$16.00	1,320,813	6.9 years	$16.00	934,380	$16.00
$16.94—$19.00	487,000	8.1 years	$17.30	138,500	$17.51
$19.20	1,356,063	8.1 years	$19.20	342,634	$19.20
$20.20	36,750	7.7 years	$20.20	18,625	$20.20

$3.50 to $20.20	9,168,641	7.3 years	$10.43	5,608,514	$6.99

10. Non-cash Charge Related to Contract Obligations

Operating income for 2004 reflects a non-cash charge of approximately $16.4 million primarily due to the Company’s settlement with its previous national representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with the previous representation firm and entered into a new long-term contract with the Company. The deferred amount related to this contract is included in other long-term liabilities in the accompanying consolidated balance sheets. The non-cash charge is being amortized over the life of the new contract, which expires on September 30, 2011.

11. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
Current tax expense:
Federal	$760	$668	$—
State	2,101	1,888	1,421

	2,861	2,556	1,421

Deferred tax expense (benefit):
Federal	38,692	(60,547)	23,187
State	10,943	(5,822)	3,400

	49,635	(66,369)	26,587

Total income tax expense (benefit)	$52,496	$(63,813)	$28,008

No income tax benefit was recognized for losses for the year ended December 31, 2003 due to increases in the Company’s valuation allowance. Further, income tax expense was recognized during 2003 due to amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of. The income tax benefit for the year ended December 31, 2004 was primarily due to the reversal of a substantial portion of the Company’s valuation allowance associated with its deferred tax assets, the most significant of which was the Company’s net operating loss carryforward. The Company believes the net operating loss will be utilized within the carryforward period. This determination is based on management’s estimates of future taxable income; to the extent that actual results differ materially from management’s estimates, an increase or decrease in the valuation allowance could be required.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $150.0 million. The federal net operating loss carryforwards expire as follows:

Year of Expiration	Net Operating Loss Carryforward
(In millions)
December 31, 2020	$110.2
December 31, 2021	17.1
December 31, 2022	19.2
December 31, 2023	3.5

Total federal loss carryforwards	$150.0

For state income tax purposes, the Company has approximately $78.8 million in net operating loss carryfowards. The net operating loss carryforwards expire in 2008 through 2023. The determination of the state net operating loss carryforwards is dependent upon the federal net operating loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of the state net operating loss carryforwards. Utilization of such federal and state net operating losses is subject to certain limitations under federal and state income tax laws.

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

Reconciliations of the income tax expense (benefit) as compared to the tax expense (benefit) calculated by applying the federal statutory rate of 35% for the years ended December 31, 2005, 2004 and 2003 to the income (loss) before income taxes are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
Federal statutory rate applied to the income (loss) from continuing operations before income taxes	$42,789	$3,764	$(21,547)
State tax expense, net of federal benefit/tax and franchise taxes	7,295	1,544	3,127
Other permanent differences	260	443	269
Change in federal and state valuation allowance	(698)	(71,785)	46,159
Non-deductible goodwill of disposed stations	589	2,244	—
State rate change	1,836	—	—
Other	425	(23)	—

	$52,496	$(63,813)	$28,008

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance at December 31 are as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$1,234	$1,389
Net operating loss carryforwards	57,130	74,313
State income tax	17,833	14,009
Accrued liabilities and other obligations not currently deductible	13,597	15,518
Compensation related to stock options	17,670	16,072
Other	1,798	1,054

Total deferred tax assets	109,262	122,355
Valuation allowance	—	(698)

Net deferred tax assets	109,262	121,657

Deferred tax liabilities:
Property and equipment	(6,186)	(9,502)
Intangible assets	(376,797)	(336,368)

Total deferred tax liabilities	(382,983)	(345,870)

Net deferred tax liabilities	$(273,721)	$(224,213)

At December 31, 2005, the Company has an alternative minimum tax (“AMT”) credit carryforward of approximately $1.7 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations. As of December 31, 2005, the Company maintains a reserve of approximately $4.2 million related to various income tax contingencies.

12. Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 is as follows.

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2003	$4,321	$2,362	$(2,931)	$3,752
Year ended December 31, 2004	3,752	3,008	(3,383)	3,377
Year ended December 31, 2005	3,377	2,641	(3,101)	2,917

13. Fair Value of Financial Instruments

The following summary presents a description of the methodologies and assumptions used to determine the estimated fair values for the Company’s financial instruments as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s significant financial instruments and the methods used to estimate their fair values are as follows:

Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities: The carrying amount is assumed to be the fair value because of the liquidity or short-term maturity of these instruments.

Senior Debt and Other Long-Term Liabilities: The terms of the Company’s Senior Debt and Other Long-Term Liabilities approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

Convertible Subordinated Notes: Based on a model that takes into account various factors, the estimated fair value of the Company’s convertible subordinated notes at December 31, 2005 and 2004 was $253.4 million and $301.5 million, respectively, compared to the Company’s carrying value of $330.0 million.

14. Related Party Transactions

The Company reimburses FL&Co. and its affiliates for expenses paid on the Company’s behalf and receives reimbursements from FL&Co. for expenses paid by the Company on its behalf, including travel and related expenses, and office and other miscellaneous expenses. During the years ended December 31, 2005, 2004 and 2003, the Company reimbursed FL&Co. and its affiliates a net amount of approximately $2.2 million, $1.7 million and $1.8 million, respectively. FL&Co. also provides use of office space to certain of the Company’s executive officers and employees at no cost.

FL Aviation Corp., an affiliate of FL&Co., operates and maintains the Company’s corporate aircraft at cost. In connection therewith, the Company reimburses all costs incurred by FL Aviation Corp. in operating the aircraft, and amounts related to these reimbursements are included in the annual amounts above.

15. Commitments and Contingencies

In connection with the acquisition of a radio station in Salt Lake City, UT, the Company agreed to guarantee up to $10.0 million of the seller’s other financing. As of December 31, 2005, the guarantee was reduced to $9.7 million.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths of 8 concertgoers at a Rhode Island nightclub. The complaint (Henault v. American Foam Corp., et al., C.A. No. 03-483-L) contains multiple causes of action, only a small number of which are brought against the Company. The Company’s involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. The complaint alleges, among other things, that the organizers and sponsors of the concert failed to control crowd size, failed to obtain pyrotechnic permits, failed to inspect fireproofing at the club and failed to maintain emergency exits in workable condition, which contributed to the injuries and deaths of plaintiffs when pyrotechnic devices on the stage ignited soundproofing materials adjacent to the stage during the concert. The complaint alleges that the Company was a co-sponsor of the concert and asserts claims against the Company based on theories of joint venture liability and negligence. On October 3, 2003, the action was transferred to the United States District Court, District of Rhode Island, where it

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

subsequently was consolidated with suits on behalf of some 240 other concertgoers (in which the Company was not sued) for the purposes of pre-trial discovery and motion practice. Since the action was filed, plaintiffs twice have amended their complaint, though the claims against the Company remain substantively the same. On January 27, 2005, the Company filed an Answer to the complaint, substantially denying plaintiffs’ allegations against the Company. On February 18, 2005, an identical suit was filed on behalf of one additional concertgoer (Kolasa v. American Foam Corp., et al., C.A. No. 05-070-L). On January 5, 2006, a substantially identical suit was filed on behalf of another concertgoer (Malagrino v. American Foam Corp., et al., C.A. No.06-02-L). The Company believes that plaintiffs’ claims against the Company are without merit and intends to defend these claims vigorously.

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

Several other defendants filed motions to dismiss on a variety of legal grounds, some of which were granted. The Company intends to file a motion for summary judgment on some of the same grounds, as soon as the Court allows such motions to be filed. In the meantime, plaintiffs will be filing shortly a Third Amended Complaint, which is expected to bring in additional parties as defendants before the statute of limitations expires. The Connecticut case was consolidated with other cases filed in federal courts. The judge is expected to enter a scheduling order in the first quarter of 2006 allowing defendants to file motions for summary judgment.

The Company does not believe that the outcome of the litigation regarding the Rhode Island night club matters will have a material adverse impact on its financial position, results of operations or cash flows.

In February 2005, we received a subpoena from the Office of Attorney General of the State of New York as have several other radio broadcasting companies and record companies operating in the State of New York. These subpoenas were issued in connection with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations. We have cooperated with this investigation and continue to do so. In connection with this investigation, the New York Attorney General’s Office has entered into settlement agreements with two record companies, which included both business practice reforms and financial penalties. The New York Attorney General’s Office has recently announced that it may take action against a number of radio companies, including the Company. The FCC has announced increased enforcement activity in the area of sponsorship identification and payola. At this time, it is not possible to determine the outcome of this increased activity.

The Company is involved in certain other legal actions and claims that arose in the ordinary course of the Company’s business. Management believes that such litigation and claims will be resolved without a material effect on the Company’s financial position, results of operations, or cash flows.

Lease Commitments

The Company leases certain studio buildings, tower sites, transmitters and equipment, automobiles and office equipment. The following is a schedule by year of future minimum rental payments required under

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005:

Year Ended	Commitments	Sublease Rentals	Net Lease Commitments
	(in thousands)
2006	$6,421	$(395)	$6,026
2007	5,525	(230)	5,295
2008	4,803	(110)	4,693
2009	3,920	(99)	3,821
2010	3,224	(79)	3,145
Thereafter	16,084	(483)	15,601

	$39,977	$(1,396)	$38,581

Total rental expense was approximately $6.5 million, $7.3 million, and $6.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Contractual Commitments

The Company has entered into binding contracts in the normal course of business related to sports broadcasting, employment of personnel, and other goods and services utilized in our operations.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan for all employees who are at least 21 years of age and, if full time, have completed 60 days of service, or, if part time, have worked at least 1,000 hours. Under the 401(k) plan, eligible employees can contribute up to 20% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Code. Participants vest immediately in their contributions, and participants’ rights to amounts contributed by the Company vest on a graded schedule over a five-year period. Each year, for participants who have completed one year of service, the Company may, at the discretion of the board of directors, contribute a matching contribution equal to 100% of the participants’ elective deferral contribution up to 2% of their regular annual earnings. The Company may also make discretionary contributions as approved by the board of directors. For the years ended December 31, 2005, 2004, and 2003, the Company made matching contributions to the 401(k) plan of approximately $0.7 million, $1.0 million, and $1.4 million, respectively.

16. Subsequent Events

In February 2006, the Company entered into the ABC Radio Merger Agreement as discussed in Note 1.

During the period from January 1, 2006 through February 28, 2006, the Company repurchased approximately 2.0 million shares of its common stock for an aggregate amount of approximately $25.3 million under its repurchase programs.

17. Quarterly Financial Data (unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except share and per share amounts)
2005:
Net broadcasting revenue	$92,035	$109,913	$109,632	$108,327
Operating income	26,092	41,509	40,840	34,949
Net income	11,885	21,518	20,509	15,845
Basic net income per common share	$0.10	$0.18	$0.17	$0.14

Diluted net income per common share	$0.09	$0.16	$0.16	$0.13

Weighted average common shares outstanding—Basic	123,205,190	121,687,541	117,582,093	114,722,936

Weighted average common shares outstanding—Diluted	139,156,791	137,612,466	132,268,365	130,975,305

2004:
Net broadcasting revenue	$86,918	$107,284	$107,524	$109,769
Operating (loss) income	(3,847)	12,297	6,138	27,127
Net (loss) income	(29,528)	275	90,066	13,755
Basic net (loss) income per common share	$(0.23)	$0.00	$0.69	$0.11

Diluted net (loss) income per common share	$(0.23)	$0.00	$0.62	$0.10

Weighted average common shares outstanding—Basic	127,421,249	132,506,216	130,672,414	126,182,447

Weighted average common shares outstanding—Diluted	127,421,249	135,660,294	146,473,239	142,046,291

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors.

Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Citadel Broadcasting Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Citadel Broadcasting Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 14, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Directors, Executive Officers and Other Significant Personnel

The information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents incorporated by reference or filed with this report:

(1)	Audited consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2005, 2004 and 2003.

(2)	Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2001, by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.2	Letter Agreement dated January 15, 2001 by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.3	Amendment No. 1, dated March 13, 2001, to Merger Agreement dated as of January 15, 2001 by and among the Registrant, Citadel Communications Corporation and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.3 to the Registration Statement on form S-1 (No. 333-89844)).

2.4	Letter Agreement, dated March 22, 2001 by and among Citadel Communications Corporation, the Registrant and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.5	Agreement and Plan of Merger dated February 6, 2006, by and among Citadel Broadcasting Corporation, Alphabet Acquisition Corp., The Walt Disney Company and ABC Chicago FM Radio, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2006).

2.6	Separation Agreement dated February 6, 2006, by and between The Walt Disney Company and ABC Chicago FM Radio, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2006).

3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

3.2	Form of Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

4.2	Indenture dated as of February 18, 2004 between Registrant and the Bank of New York, as trustee, in respect of Registrant’s 1.875% Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s annual report for the year ended December 31, 2003 on Form 10-K).

10.1	The Registrant’s Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2005).

10.2	Stockholder’s Agreement, dated May 21, 2003, between the Registrant and Judith A. Ellis (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.3	Stockholder’s Agreement, dated June 26, 2001, between the Registrant and Randy L. Taylor (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.4	Registration Rights Agreement, dated June 26, 2001, among the Registrant, Citadel Communications Corporation, Citadel Broadcasting Company, Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Lawrence R. Wilson and Rio Bravo Enterprise Associates, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.5	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

No.	Description
10.6	Credit Agreement, dated as of August 17, 2004, among Citadel Broadcasting Company, the Registrant, certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Wachovia Bank, National Association, as Syndication Agents, and Suntrust Bank and Harris Nesbitt Financing, Inc. (d/b/a Harris Nesbitt), as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report for the quarterly period ended September 30, 2004 on Form 10-Q).

10.7	Management Rights Letter, dated June 26, 2001 between the Registrant, Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.8	Letter, dated February 15, 2002, from Theodore J. Forstmann to Farid Suleman setting forth the terms of Mr. Suleman’s employment as chief executive officer of the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.9	Stock Option Agreement, dated April 23, 2002, between the Registrant and Farid Suleman (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.10	Letter Agreement, dated June 4, 2002, between the Registrant and Farid Suleman amending the Stock Option Agreement dated April 23, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.11	Stockholder’s Agreement, dated April 23, 2002, between the Registrant and Farid Suleman (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.12	Letter Agreement, dated April 10, 2002, among Lawrence R. Wilson, Molly and Associates, LLC, Rio Bravo Limited, LLC and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.13	Aircraft Management Agreement, dated October 1, 2002, as amended by Amendment No. 1 dated February 27, 2003, between the Registrant and FL Aviation Corp. (FL) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-112270)).

10.14	Recourse Secured Promissory Note, dated June 26, 2001, between the Registrant and Randy L. Taylor (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.18	Letter, dated July 17, 2003, from the Registrant to Farid Suleman clarifying certain terms of Mr. Suleman’s employment (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.19	Registration Rights Agreement dated as of February 18, 2004 between the Registrant and the initial purchasers of the Registrant’s 1.875% Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s annual report for the year ended December 31, 2003 on Form 10-K).

10.20	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2005).

10.21	Support Agreement dated February 6, 2006, by and among Citadel Broadcasting Corporation, The Walt Disney Company, ABC Chicago FM Radio, Inc., and the Principal Stockholders listed therin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2006).

21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form S-1 (No. 33-89844)).

No.	Description
23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signature	Title	Date

/S/ FARID SULEMAN Farid Suleman	Chief Executive Officer and Chairman (principal executive officer)	March 14, 2006

/S/ PATRICA STRATFORD Patricia Stratford	Acting Chief Financial Officer (principal financial and accounting officer)	March 14, 2006

/S/ KATHERINE BROWN Katherine Brown	Director	March 14, 2006

/S/ DAVID W. CHECKETTS David W. Checketts	Director	March 14, 2006

/S/ J. ANTHONY FORSTMANN J. Anthony Forstmann	Director	March 14, 2006

/S/ THEODORE J. FORSTMANN Theodore J. Forstmann	Director	March 14, 2006

/S/ SANDRA J. HORBACH Sandra J. Horbach	Director	March 14, 2006

/S/ MICHAEL A. MILES Michael A. Miles	Director	March 14, 2006

/S/ CHARLES P. ROSE, JR. Charles P. Rose, Jr.	Director	March 14, 2006

/S/ HERBERT J. SIEGEL Herbert J. Siegel	Director	March 14, 2006