Form 10-Q
period 2006-03-31
CITADEL BROADCASTING CORP
filed 2006-05-10
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 28, 2006, net of shares held in treasury, there were 114,230,126 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

March 31, 2006

FORWARD-LOOKING INFORMATION

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Citadel Broadcasting Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, including, but not limited to: changes in economic conditions in the U.S.; fluctuations in interest rates; changes in market conditions that could impair Citadel’s intangible assets; changes in industry conditions; changes in operating performance; changes in the Company’s dividend policy or stock repurchase programs; shifts in population and other demographics; changes in the level of competition for advertising dollars, technological changes and innovations; changes in governmental regulations and policies and actions of regulatory bodies; changes in tax rates; changes in capital expenditure requirements; the risk that the proposed business combination with ABC Radio may be delayed or not close; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005. Citadel Broadcasting Corporation undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,716	$4,220
Accounts receivable, net	67,899	75,037
Prepaid expenses and other current assets (including deferred income tax assets of $25,336 as of March 31, 2006 and December 31, 2005)	28,825	27,511

Total current assets	98,440	106,768
Property and equipment, net	84,299	86,076
FCC licenses	1,471,940	1,464,191
Goodwill	658,833	658,833
Other assets, net	17,942	17,457

Total assets	$2,331,454	$2,333,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$61,288	$84,773
Long term liabilities:
Senior debt	385,000	322,500
Convertible subordinated notes	330,000	330,000
Other long-term liabilities, less current portion	21,294	22,296
Deferred income tax liabilities	305,340	299,057

Total liabilities	1,102,922	1,058,626

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at March 31, 2006 and December 31, 2005; no shares issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value – authorized, 500,000,000 shares at March 31, 2006 and December 31, 2005; issued, 137,902,212 and 133,752,212 shares at March 31, 2006 and December 31, 2005; outstanding, 114,914,226 and 114,026,626 shares at March 31, 2006 and December 31, 2005, respectively	1,379	1,338
Treasury stock, at cost, 22,987,986 and 19,725,586 shares at March 31, 2006 and December 31, 2005, respectively	(306,090)	(266,162)
Additional paid-in capital	1,611,758	1,641,370
Deferred compensation	—	(13,807)
Accumulated deficit	(78,515)	(88,040)

Total shareholders’ equity	1,228,532	1,274,699

Total liabilities and shareholders’ equity	$2,331,454	$2,333,325

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Net broadcasting revenue	$93,999	$92,035

Operating Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	28,519	27,671
Selling, general and administrative	30,061	28,792
Corporate general and administrative	6,075	3,836
Local marketing agreement fees	313	466
Depreciation and amortization	5,533	5,672
Other, net	10	(494)

Operating expenses	70,511	65,943

Operating income	23,488	26,092

Interest expense, net, including amortization of debt issuance costs of $458 and $460, respectively	6,857	4,518

Income before income taxes	16,631	21,574
Income tax expense	7,106	9,689

Net income	$9,525	$11,885

Net income per share - basic	$0.09	$0.10

Net income per share - diluted	$0.08	$0.09

Dividends declared per share	$0.18	$—

Weighted average common shares outstanding:
Basic	111,595	123,205

Diluted	127,362	139,157

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$9,525	$11,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,533	5,672
Amortization of debt issuance costs	458	460
Loss (gain) on sale of assets	8	(499)
Deferred income taxes	6,283	8,933
Non-cash stock-based compensation expense	4,195	601
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,099	8,962
Prepaid expenses and other current assets	(1,340)	(1,279)
Accounts payable, accrued liabilities and other obligations	(5,170)	(7,617)

Net cash provided by operating activities	26,591	27,118

Cash flows from investing activities:
Capital expenditures	(2,162)	(1,510)
Cash paid to acquire stations	(9,012)	(14,672)
Proceeds from sale of assets	1	7,949
Other assets, net	(1,222)	290

Net cash used in investing activities	(12,395)	(7,943)

Cash flows from financing activities:
Proceeds from senior debt	75,000	27,500
Principal payments on senior debt	(12,500)	(11,000)
Principal payments on other long-term obligations	(107)	(80)
Repayment of shareholder notes	29	—
Purchase of shares held in treasury	(58,219)	(33,668)
Dividends paid to holders of common stock	(20,903)	—

Net cash used in financing activities	(16,700)	(17,248)

Net (decrease) increase in cash and cash equivalents	(2,504)	1,927
Cash and cash equivalents, beginning of period	4,220	948

Cash and cash equivalents, end of period	$1,716	$2,875

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

Supplemental schedule of investing activities

The Company completed various radio station acquisitions during the three months ended March 31, 2005. In connection with these acquisitions, certain liabilities were assumed.

		Three Months Ended March 31, 2005
Fair value of assets acquired		$15,232
Cash paid to acquire stations		(14,672)

Liabilities assumed		$560

	Three Months Ended March 31,
	2006	2005
Supplemental schedule of cash flow information
Cash Payments:
Interest	$7,353	$5,296
Income taxes	219	679
Barter Transactions:
Equipment purchases through barter	23	106
Barter Revenue - included in gross broadcasting revenue	2,009	2,306
Barter Expenses - included in cost of revenues	1,940	2,264
Other Non-Cash Transactions:
Accrual of treasury stock repurchases	14,052	—
Dividends declared but not paid	19,983	—

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

1. BASIS OF PRESENTATION

Description of the Company

In January 2001, Citadel Broadcasting Corporation (the “Company”), formed by affiliates of Forstmann Little & Co. (“FL&Co.”), entered into an agreement with Citadel Communications Corporation (“CCC”) to acquire substantially all of the outstanding common stock of CCC in a leveraged buyout transaction. In July 2004, CCC was liquidated into the Company. Citadel Broadcasting Company, a wholly-owned subsidiary of CCC and now of the Company, is referred to as “Citadel Broadcasting Company.”

On February 6, 2006, the Company and Alphabet Acquisition Corp., a wholly-owned subsidiary, entered into an Agreement and Plan of Merger (the “ABC Radio Merger Agreement”) with The Walt Disney Company (“TWDC”) and ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Merger”). Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, the Company will combine its business with ABC Radio, which includes 22 radio stations and the ABC Radio Network. The Merger and the issuance of shares of common stock of the Company in the Merger have been approved by written consent by holders of record of a majority of the Company’s common stock. The combination is structured as a reverse Morris Trust transaction. Prior to the Merger, TWDC will distribute ownership of ABC Radio to TWDC shareholders in either a spin-off or split-off transaction or a combination of the two. The transaction is expected to be valued at approximately $2.7 billion. The value of the transaction is comprised of $1.3 billion in Company common stock to be received by TWDC shareholders and cash to be retained by TWDC. This amount represents the proceeds of debt to be incurred by ABC Radio prior to the spin-off or split-off from TWDC, which debt is expected to be refinanced by the Company at or following the closing. The amount of the cash to be retained by TWDC is expected to be between $1.4 billion and $1.65 billion depending on the market price of the Company’s common stock over a measurement period ending prior to closing. Immediately after closing of the merger transactions and subject to adjustments described in the ABC Radio Merger Agreement, the former holders of TWDC common stock will own approximately 52% of the common stock of the combined company, which will be named Citadel Communications.

Pursuant to the ABC Radio Merger Agreement, the Company is also expected to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The base amount of the distribution is expected to be approximately $2.46 per share (based on shares currently outstanding), subject to an upward adjustment (not to exceed $250 million in the aggregate) in the event that the market price of the Company’s common stock over a measurement period ending prior to the closing exceeds $12.68.

The Company has received a commitment from various lenders, which commitment is subject to customary conditions, to provide debt financing to the Company in connection with the Company’s payment of the special distribution, the refinancing of ABC Radio’s debt and the completion of the Merger.

Consummation of the Merger is subject to customary closing conditions, including the absence of certain legal impediments to the consummation of the Merger, the effectiveness of certain filings with the SEC, the receipt of consent to, or rulings on, the transactions from the Federal Communications Commission (“FCC”) and the Internal Revenue Service and the receipt of certain legal tax opinions. If the FCC deems there to be a “substantial change” in control (as defined under the FCC’s rules and policies) as a result of the transaction, the Company may be required to divest up to eleven stations in seven markets in order to obtain FCC approval to consummate the Merger. The Company has sought approval from the FCC to transfer any such stations to a divestiture trust in the event divestiture is required. The Company does not believe these divestitures, if required, would be material to its business. The ABC Radio Merger Agreement contains certain termination rights and provides that, upon the termination of the ABC Radio Merger Agreement under specified circumstances, a party may be required to pay to the other party a termination fee in the amount of $81 million. In addition, if the transaction is terminated under certain circumstances, TWDC may be required to pay the Company up to $15 million as a reimbursement of its expenses.

In connection with the ABC Radio Merger Agreement, Alphabet Acquisition Corp. was incorporated in Delaware on January 24, 2006 and is a wholly-owned subsidiary of Citadel Broadcasting Corporation.

Description of the Business

Citadel Broadcasting Corporation was incorporated in Delaware and owns all of the issued and outstanding common stock of Citadel Broadcasting Company. Citadel Broadcasting Company owns and operates radio stations and holds FCC licenses in 24 states. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

Principles of Consolidation and Presentation

The accompanying unaudited consolidated condensed financial statements include Citadel Broadcasting Corporation, Citadel Broadcasting Company, and Alphabet Acquisition Corp. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications

Certain balance sheet and income statement reclassifications have been made to prior year amounts to conform them to the current year presentation. Other assets, net, and other intangible assets, net, have been combined for financial statement presentation, and non-cash stock compensation expense has been reclassified.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to the evaluation of intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets, and the determination of the allowance for doubtful accounts. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts based on historical experience of bad debts as a percent of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Trade receivables	$70,642	$77,954
Allowance for doubtful accounts	(2,743)	(2,917)

Accounts receivable, net	$67,899	$75,037

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective approach. See Note 2 for further detail regarding the adoption of this standard.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140. SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 156 will have a material impact on its consolidated financial condition or results of operations.

2. STOCK-BASED COMPENSATION

Adoption of SFAS No. 123R

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective approach. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. In addition, under the modified prospective approach, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Therefore, the amount of compensation costs to be recognized over the requisite service period on a prospective basis after January 1, 2006 will include: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on their fair values measured at the grant date, (ii) compensation costs of all share-based payments granted subsequent to January 1, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to January 1, 2006 measured as of the date of such modification.

SFAS No. 123R requires companies when recording compensation cost for equity awards to estimate at the date of grant the number of equity awards granted that are expected to be forfeited and to subsequently adjust the estimated forfeitures to reflect actual forfeitures.

For tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. SFAS No. 123R requires compensation cost to be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. The cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. Through March 31, 2006, the Company has recognized pre-tax compensation cost of $45.3 million and $17.9 million in related deferred tax assets for such awards on a cumulative basis. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in shareholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R) when the restrictions lapse or stock options are exercised or expire. As of March 31, 2006, the underlying fair value of equity awards since the date of grant have declined in value and, based on a preliminary analysis, the Company currently does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

SFAS No. 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require the Company to change the classification in the consolidated condensed statements of cash flows of any tax benefits realized upon the exercise of stock options or issuance of nonvested share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are required to be reported as a financing cash inflow rather than as a reduction of income taxes paid in operating cash flows in the consolidated condensed statements of cash flows.

The incremental pre-tax share-based compensation expense recognized pursuant to the adoption of SFAS No. 123R for the three months ended March 31, 2006 was $3.6 million. Total share-based compensation expense recognized under SFAS No. 123R, including the incremental pre-tax share-based compensation expense above, was $4.2 million, or $0.02 per basic and diluted share, with an associated tax benefit of $1.7 million for the three months ended March 31, 2006.

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly, did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Prior to the adoption of SFAS No. 123R, the Company recognized share-based payment compensation costs using the accelerated recognition method. Upon adoption, the Company recognizes the cost of previously granted share-based awards under the accelerated recognition method and recognizes the cost of new or modified share-based awards on a straight-line basis over the requisite service period.

Had the fair value-based method as prescribed by SFAS No. 123 been applied, additional pre-tax compensation expense of $1.8 million would have been recognized for the three months ended March 31, 2005, and the effect on net income and net income per share would have been as follows:

2005
(Amounts in thousands, except per share amounts)
(unaudited)
Net income applicable to common shares, as reported	$11,885
Add: Corporate non-cash stock compensation expense	601
Deduct: Total stock-based employee compensation expense determined under fair value based method	(2,425)
Incremental tax impact	720

Net income applicable to common shares, pro forma	$10,781

Basic net income per common share:
As reported	$0.10
Pro forma	$0.09
Diluted net income per common share:
As reported	$0.09
Pro forma	$0.08

The incremental tax impact shown in the table above represents the effect of the additional tax benefit that the Company would have recognized in the 2005 period had compensation expense related to its stock options been recognized utilizing the fair value method.

Long-Term Incentive Plans

In October 2002, the Company adopted the Citadel Broadcasting Corporation 2002 Long-Term Incentive Plan (the “Plan”) pursuant to which the Company’s board of directors may grant equity-based awards to officers, employees, directors and independent contractors. In May 2005, the Company, with the approval of its stockholders, amended and restated the Plan to (1) increase the number of shares of common stock of the Company available for issuance under the plan to 10,000,000 shares, (2) limit the availability of certain types of awards so as to comply with Internal Revenue Code Section 409A, which provides new rules for the taxation of deferred compensation and (3) make certain technical changes to the plan to bring the plan into compliance with Section 409A.

Stock options are generally granted with an exercise price equal to the common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2005: risk-free interest rate of approximately 4%; dividend yield of zero; expected life of approximately six years; and volatility of approximately 29%. During the three months ended March 31, 2006, certain other options were cancelled due to employee terminations and the shares of common stock underlying those grants became available for future grants.

Effective September 20, 2005, the Company, pursuant to the Plan, granted to its chief executive officer 1,250,000 nonvested shares of common stock of the Company that initially vested in one-third installments annually, beginning on September 20, 2006. Deferred compensation of approximately $16.7 million determined based on the market price of the underlying stock at the date of grant was recorded and was being recognized as compensation expense over the vesting period of the shares. The balance of deferred compensation related to the unearned portion of this award as of January 1, 2006, which was reflected as a contra equity account, was eliminated against additional paid-in capital pursuant to SFAS No. 123R. On March 16, 2006, subject to stockholder approval at the annual meeting of stockholders of the Company scheduled for May 24, 2006, the compensation committee of the Company’s board of directors approved the modification of these 1,250,000 shares of nonvested stock to subject them to additional criteria based on the Company’s attainment of certain revenue-related performance objectives and to extend the applicable vesting dates to January 1, 2007, October 1, 2007 and October 1, 2008. The remaining unrecognized compensation as of the date of modification of approximately $11.7 million measured pursuant to SFAS No. 123R is being recognized on a straight-line basis over the longer of the requisite service period or performance period of the award, which is expected to be one to three years.

On March 16, 2006, the compensation committee also granted to the Company’s chief executive officer and certain other executive officers, subject to receipt of the same stockholder approval, 1,131,994 and 150,000, respectively, nonvested performance-vesting shares, which are also subject to the Company’s attainment of certain revenue-related performance objectives and continued employment, and vest in two equal annual installments beginning on March 16, 2007. The compensation committee, subject to receipt of the stockholder approvals described above, also approved the cancellation of options to purchase 400,000 shares of common stock of the Company granted to the Company’s chief executive officer at an exercise price of $16.94 under the Plan on March 26, 2004. The related incremental compensation cost of these awards determined based on the market price of the underlying stock at the date of grant is being recognized as expense on a straight-line basis over the longer of the requisite service period or performance period of the award, which is expected to be approximately two years. Total unrecognized, pre-tax compensation cost related to nonvested performance-vesting shares of the Company as of March 31, 2006 was approximately $14.6 million.

Compensation cost has been recognized for share-based awards that vest upon satisfaction of service and performance criteria since, based on an analysis of historical performance and preliminary results for the first quarter of 2006, management of the Company believes that the required service will be rendered and the performance condition specified in the nonvested performance-vesting shares will be achieved.

The compensation committee also approved, subject to stockholder approval, the cancellation of the fully vested options to purchase 4,150,000 shares of common stock of the Company at an exercise price of $3.50 per share granted to the Company’s chief executive officer under the stock option agreement, dated April 23, 2002, as amended on June 4, 2002, and the replacement of them with 2,868,006 fully vested stock units with deferred distribution dates. The incremental pre-tax fair value of approximately $0.2 million measured pursuant to SFAS No. 123R attributed to this exchange of awards was determined based on the market price of the underlying stock at the date of grant and was recognized as compensation cost immediately on the date of modification.

As of March 31, 2006, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the Plan was 2,898,747, not including shares underlying outstanding grants. Total unrecognized, pre-tax compensation cost related to nonvested stock options of the Company as of March 31, 2006 was approximately $5.7 million. This cost is expected to be recognized over a weighted average period of approximately two years.

The following table summarizes stock option activity for the Company, including options granted to the chief executive officer outside of the Plan:

	Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options of Common Stock
Outstanding at January 1, 2006	9,169	$10.43	7.3
Granted	—
Exercised	—
Forfeited	(261)
Expired	(4,370)

Outstanding at March 31, 2006	4,538	16.10	7.9	$—

Exercisable at March 31, 2006	1,738	$17.30	7.2	$—

Activity related to shares of nonvested stock and nonvested stock units is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted-Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Nonvested awards at January 1, 2006	1,250	$13.32
Granted	1,282	11.33
Awards vested	—	—
Forfeited	—	—

Nonvested awards at March 31, 2006	2,532	$12.31

Shares of Nonvested Common Stock Units
Nonvested awards at January 1, 2006	—	$—
Granted	2,868	11.33
Awards vested	(2,868)	11.33
Forfeited	—	—

Nonvested awards at March 31, 2006	—	—

3. INTANGIBLE ASSETS AND GOODWILL

Indefinite-Lived Intangibles and Goodwill

Intangible assets consist primarily of Federal Communications Commission (“FCC”) broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized on a straight-line basis over the contractual lives or estimated lives of the assets.

The Company utilizes independent appraisals in determining the fair value of FCC licenses and goodwill for significant acquisitions. These appraisals principally use the discounted cash flow methodology to determine the value of the FCC licenses. This income approach consists of a quantitative model, which incorporates variables such as market advertising revenues, market revenue share projections, anticipated operating income and various discount rates. The variables used in the analysis reflect historical station and advertising market growth trends, as well as anticipated performance and market conditions.

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

The New Orleans market sustained damage as a result of Hurricane Katrina (“Katrina”) in August 2005 and the subsequent flooding of the area. Since Katrina represented a potential impairment indicator for the affected market, the Company performed its impairment analysis of FCC licenses and goodwill in the New Orleans market in the third quarter of 2005, as well as at its annual testing date in the fourth quarter of 2005. The Company updated its analysis of potential impairment in the New Orleans market in the first quarter of 2006 and has determined that no impairment of intangible assets had occurred during 2005 or as of March 31, 2006. If actual market conditions are less favorable than those projected by the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC license or goodwill for the New Orleans market below the amounts reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods.

Although the full extent of the damage to the Company’s stations from Katrina is still under evaluation, the Company believes that it is insured for certain losses resulting from Katrina. The Company believes recovery of insurance proceeds under its relevant policies is probable. The Company has filed claims for such damage and recorded as operating expenses during the year ended December 31, 2005 the amount of its anticipated deductible of $0.3 million. One of the Company’s stations in the New Orleans market was unable to broadcast for an extended period of time as a result of Katrina and the general disruption of the local economy, which negatively impacted revenues in 2005 and in the first quarter of 2006. The Company maintains business interruption insurance and expects to be reimbursed for a portion of lost net income as a result of Katrina. Although the determination of the final amount of the claim remains open, the Company received $1.0 million as partial payment of its business interruption proceeds in December 2005.

The changes in the carrying amounts of FCC licenses and goodwill for the period from January 1, 2006 through March 31, 2006 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, January 1, 2006	$1,464,191	$658,833
Station acquisitions	7,749	—

Balance, March 31, 2006	$1,471,940	$658,833

Definite-Lived Intangibles

The amount of amortization expense for definite-lived intangible assets was $0.4 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, other assets, net on the accompanying consolidated balance sheet includes $4.9 million in unamortized definite-lived intangible assets. The Company estimates the following amount of amortization expense over the next five years related to definite-lived intangible assets: approximately $1.0 million for 2006, and approximately $0.2 million in each of the four following years. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary from these amounts.

4. ACQUISITIONS AND DISPOSITIONS

Completed Acquisitions

During the three months ended March 31, 2006, the Company completed acquisitions of five radio stations for an aggregate cash purchase price of approximately $9.0 million.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. As such, the accompanying consolidated condensed balance sheets include the acquired assets and liabilities and the accompanying consolidated condensed statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

Below is a table that details the preliminary purchase price allocations for the acquisitions completed in the first three months of 2006. The purchase price allocations were based upon information available as of March 31, 2006. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in these financial statements. Adjustments to the purchase price allocation are expected to be finalized in future quarters and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

Asset Description	Asset lives	Radio Station Acquisitions
Property and equipment, net	3-10 years	$1,050
FCC licenses	non-amortizing	7,749
Other intangibles, net	6 to 84 months	209
Other assets		4

Total aggregate purchase price		$9,012

The following summarized unaudited pro forma results of operations for the three months ended March 31, 2006 and 2005 assume that all significant radio station acquisitions and dispositions occurred as of January 1 of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the significant radio station acquisitions and dispositions occurred as of January 1 of each period presented, or the results of operations which may occur in the future.

	Pro Forma Three months ended March 31,
	2006	2005
	(in thousands)
	(unaudited)
Net broadcasting revenue	$93,999	$92,391
Net income	9,525	11,983
Basic net income per common share	0.09	0.10
Diluted net income per common share	$0.08	$0.09

5. OTHER LONG-TERM LIABILITIES

In the third quarter of 2004, the Company reached a settlement with its previous national representation firm and entered into a long-term agreement with a new representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with the previous representation firm and entered into a new long-term contract with the Company. The deferred amount related to this contract is included in other long-term liabilities in the accompanying consolidated condensed balance sheets and is being amortized over the life of the new contract, which expires on September 30, 2011.

6. SENIOR DEBT

Below is a table that sets forth the rates and the amounts borrowed under the Company’s senior debt as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Revolving Loan	$385,000	4.72 to 5.61%	$322,500	2.76 to 5.02%

The amount available under the Company’s Senior Credit Facility at March 31, 2006 was $215.0 million in the form of revolving credit commitments. This excludes approximately $2.6 million in letters of credit outstanding as of March 31, 2006. The Company’s ability to borrow under its Senior Credit Facility is limited by its ability to comply with several financial covenants as well as a requirement that it make various representations and warranties at the time of borrowing.

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

The Company’s Senior Credit Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments or loans, enter into derivative contracts, or change the nature of its business. The Senior Credit Facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At March 31, 2006, the Company was in compliance with all covenants under its Senior Credit Facility.

7. SUBORDINATED DEBT AND CONVERTIBLE SUBORDINATED NOTES

On February 18, 2004, the Company sold 9,630,000 shares of common stock of the Company at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discounts of approximately $6.6 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of 6% Subordinated Debentures it issued in June 2001 (“6% Debentures”). The convertible subordinated notes are due February of 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion rate was adjusted to 39.7456 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.16 per share of common stock of the Company, effective immediately after November 30, 2005, as a result of the payment to shareholders of record on November 30, 2005 of a dividend on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to the dividend declared to shareholders of record on March 30, 2006 since, in lieu of such adjustment, holders of the convertible notes will be entitled to the dividend amount upon conversion. The Company may redeem the notes at any time prior to maturity if the closing price of common stock of the Company has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holders. Under certain circumstances set forth in the indenture, holders may require the Company to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the convertible subordinated notes).

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of the Company’s convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement. Specifically, the letter alleges that certain transactions and agreements contemplated by the ABC Radio Merger Agreement will or do constitute a fundamental change under the indenture. On April 24, 2006, the Company received a second letter from the same attorney which states that the Company failed to cure the alleged default during the more than 60 days that elapsed since the Company’s receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the convertible subordinated notes, and the accrued and unpaid interest, due and payable immediately. The Company does not believe that any of the transactions or agreements contemplated by the ABC Radio Merger Agreement will or do constitute a fundamental change under the indenture or that any event of default has occurred. If any of the events described in the letter were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under our Senior Credit Facility. The Company intends to vigorously defend itself against the claims in both letters.

8. SHAREHOLDERS’ EQUITY

Stock Repurchase Plan

On February 18, 2004, the Company sold 9,630,000 shares, and certain shareholders sold 20,000,000 shares, of common stock of the Company at $19.00 per share, before an underwriting discount of $0.66 per share. The proceeds from the sale of the shares of common stock sold by the Company were utilized as partial repayment of the Company’s 6% Debentures (see Note 7).

On June 29, 2004 and November 3, 2004 the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of March 31, 2006, the Company had repurchased approximately 23.1 million shares of common stock for an aggregate amount of approximately $307.0 million under these repurchase programs. As of March 31, 2006, net of shares held in treasury, the Company had 114,914,226 shares of common stock outstanding. During the period from April 1, 2006 through April 30, 2006, the Company repurchased approximately 0.7 million shares of its common stock for an aggregate amount of approximately $6.8 million under its repurchase programs.

Dividends

Beginning in the fourth quarter of 2005, the Company’s board of directors declared a quarterly dividend to holders of common stock of the Company. The second quarterly dividend of $0.18 per share of common stock of the Company was declared to shareholders of record as of March 30, 2006. The following table sets forth the cash dividends declared and paid in 2006 and 2005.

Record Date	Payment Date	Dividend Per Share
November 30, 2005	January 18, 2006	$0.18
March 30, 2006	April 18, 2006	0.18

Dividends paid during the quarter ended March 31, 2006 totaled $20.9 million.

9. INCOME TAXES

The effective tax rate of approximately 43% for the three months ended March 31, 2006 differs from the federal tax rate of 35% primarily due to state taxes and non-deductible expenses. The effective tax rate of approximately 45% for the three months ended

March 31, 2005 differed from the federal tax rate of 35% primarily due to state taxes and the write-off of non-deductible goodwill due to radio station dispositions.

10. NET INCOME PER SHARE

Net income per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net income per share. Basic net income per share excludes dilution, and for the three months ended March 31, 2006 and 2005 is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. During the three months ended March 31, 2006 and 2005, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), (2) the effect of nonvested shares of common stock outstanding, and (3) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense, net of tax incurred on the convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2006	2005
NUMERATOR:
Income available to common shareholders	$9,525	$11,885
Effect of dilutive securities:
Convertible subordinated notes	936	936

Numerator for net income per common share - diluted	$10,461	$12,821

DENOMINATOR:
Weighted average common shares	111,595	123,205
Effect of dilutive securities:
Options	2,457	3,011
Nonvested shares	194	—
Convertible subordinated notes	13,116	12,941

Denominator for net income per common share - diluted	127,362	139,157

Net income per common share:
Net income - Basic	$0.09	$0.10

Net income - Diluted	$0.08	$0.09

Options to purchase 4,537,509 and 3,535,625 shares of common stock of the Company for the three months ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

11. COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of a radio station in Salt Lake City, UT, the Company agreed to guarantee up to $10.0 million of the seller’s other financing. As of December 31, 2005, the guarantee was reduced to $9.7 million. Prior to March 31, 2006, the seller was notified by the lender of a default under its other financing. A demand has been made to the primary obligor to pay the outstanding balance. The parties are in the process of seeking alternative financing.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths of 8 concertgoers at a Rhode Island nightclub. The complaint (Henault v. American Foam Corp., et al., C.A. No. 03-483-L) contains multiple causes of action, only a small number of which are brought against the Company. The Company’s involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. The complaint alleges, among other things, that the organizers and sponsors of the concert failed to control crowd size, failed to obtain pyrotechnic permits, failed to inspect fireproofing at the club and failed to maintain emergency exits in workable condition, which contributed to the injuries and deaths of plaintiffs when pyrotechnic devices on the stage ignited soundproofing materials adjacent to the stage during the concert. The complaint alleges that the Company was a co-sponsor of the concert and asserts claims against the Company based on theories of joint venture liability and negligence. On October 3, 2003, the action was transferred to the United States District Court, District of Rhode Island, where it subsequently was consolidated with suits on behalf of some 240 other concertgoers (in which the Company was not sued) for the purposes of pre-trial discovery and motion practice. Since the action was filed, plaintiffs have amended their complaint three times, though the claims against the Company remain substantively the same. On January 27, 2005, the Company filed an answer to the Henault complaint, substantially denying plaintiffs’ allegations against the Company. On February 18, 2005, an identical suit was filed on behalf of one additional concertgoer (Kolasa v. American Foam Corp., et al., C.A. No. 05-070-L). On January 5, 2006, a substantially identical suit was filed on behalf of another concertgoer (Malagrino v. American Foam Corp., et al., C.A. No.06-02-L). Finally, in February 2006, just before the statute of limitations expired, a substantially identical suit was filed on behalf of another concert patron (Long v. American Foam Corp., C.A. No. 06-047-L). The Company believes that plaintiffs’ claims against the Company are without merit and intends to defend these claims vigorously.

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

In February 2005, the Company received a subpoena from the Office of Attorney General of the State of New York as have several other radio broadcasting companies and record companies operating in the State of New York. These subpoenas were issued in connection with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations. The Company has cooperated with this investigation and continues to do so. In connection with this investigation, the New York Attorney General’s Office has entered into settlement agreements with certain record companies, which included both business practice reforms and financial penalties. The New York Attorney General’s Office has recently announced that it may take action against a number of radio companies, including us. The FCC has announced increased enforcement activity in the area of sponsorship identification and payola, and in April 2006, the Company received a letter of inquiry and request for information from the FCC. The Company intends to cooperate with the FCC in this investigation and is in the process of gathering the information requested by the FCC. At this time, it is not possible to determine the outcome of this increased activity.

The Company is involved in certain other legal actions and claims that arose in the ordinary course of the Company’s business. Management believes that such litigation and claims will be resolved without a material effect on the Company’s financial position, results of operations, or cash flows.

12. SUBSEQUENT EVENT

In May 2006, the Company entered into an agreement to acquire one radio station for a purchase price of approximately $8.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Citadel Broadcasting Corporation and its subsidiaries (collectively the “Company”), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, including, but not limited to: changes in economic conditions in the U.S.; fluctuations in interest rates; changes in market conditions that could impair Citadel’s intangible assets; changes in industry conditions; changes in operating performance; changes in the Company’s dividend policy or stock repurchase programs; shifts in population and other demographics; changes in the level of competition for advertising dollars, technological changes and innovations; changes in governmental regulations and policies and actions of regulatory bodies; changes in tax rates; changes in capital expenditure requirements; the risk that the proposed business combination with ABC Radio may be delayed or not close; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

Overview

Citadel is the fifth largest radio broadcasting company in the United States based on net broadcasting revenue. As of April 28, 2006, we owned and operated 164 FM and 58 AM radio stations in 49 markets located in 24 states across the country. We have a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market.

On February 6, 2006, we and a wholly owned subsidiary entered into an Agreement and Plan of Merger (the “ABC Radio Merger Agreement”) with The Walt Disney Company (“TWDC”) and ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly owned subsidiary of TWDC (the “Merger”). Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, we will combine our business with ABC Radio, which includes 22 radio stations and the ABC Radio Network. The combination is structured as a reverse Morris Trust transaction. Prior to the Merger, TWDC will distribute ownership of ABC Radio to TWDC shareholders in either a spin-off or split-off transaction or a combination of the two. The transaction is valued at approximately $2.7 billion. The value of the transaction is comprised of $1.3 billion in Company common stock to be received by TWDC shareholders and cash to be retained by TWDC. This amount represents the proceeds of debt to be incurred by ABC Radio prior to the spin-off or split-off from TWDC, which debt is expected to be refinanced by Citadel at or following the closing. The amount of the cash to be retained by TWDC is expected to be between $1.4 billion and $1.65 billion depending on the market price of the Company’s common stock over a measurement period ending prior to closing. Immediately after closing of the merger transactions and subject to adjustments described in the ABC Radio Merger Agreement, the former holders of TWDC common stock will own approximately 52% of the common stock of the combined company, which will be named Citadel Communications. The merger and the issuance of our common stock in the merger have been approved by written consent by holders of record of a majority of our common stock. (See Item 1, Financial Statements, Note 1 for more information.)

Advertising Revenue

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

•	a radio station’s audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by The Arbitron Ratings Company, or Arbitron;

•	the number of radio stations, as well as other forms of media, in the market competing for the same demographic groups;

•	the supply of and demand for radio advertising time; and

•	the size of the market.

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

Depreciation and amortization of tangible and intangible assets associated with the acquisition of radio stations and interest carrying charges historically have been significant factors in determining our overall profitability. Intangible assets consist primarily of Federal Communications Commission (“FCC”) broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Upon the adoption of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the Company ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized on a straight-line basis over the contractual lives or estimated lives of the assets. The Company evaluates its FCC licenses by market for possible impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. If the carrying amount of the FCC license is greater than their estimated fair value in a given market, the carrying amount of FCC license in that market is reduced to its estimated fair value. The Company’s impairment testing for goodwill in each of its markets is also performed annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. This evaluation is determined based primarily on discounted expected cash flows to be generated from each market. If the carrying amount of the goodwill is greater than the estimated fair value in a given market, the carrying amount of goodwill in that market is reduced to its estimated fair value.

Based on intangible assets currently held by us and the preliminary allocation of the aggregate purchase price of acquisitions completed during the three months ended March 31, 2006, excluding non-cash impairment effects, if any, we expect the total amortization expense incurred in future periods will continue to decrease due to the remaining weighted-average useful amortization period of intangible assets subject to amortization.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Broadcasting Revenue

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$81.6	$79.4	$2.2	2.8%
National	12.4	12.6	(0.2)	-1.6%

Net broadcasting revenue	$94.0	$92.0	$2.0	2.2%

The increase in net broadcasting revenue of approximately $2.0 million, or 2.2%, was primarily due to higher revenues from certain of our existing stations, including stations in Boise, ID, Lafayette, LA and Tucson, AZ, partially offset by lower revenues in Colorado Springs, CO, Knoxville, TN, and Nashville, TN. Most of the increase from 2005 to 2006 was in local revenues, which increased by $2.2 million, or 2.8%, while national revenue was down $0.2 million.

Net revenues in the first quarter of 2006 were affected by damage sustained at our stations in the New Orleans market as a result of Hurricane Katrina in August 2005. Excluding the New Orleans market, consolidated net revenues increased approximately 3% during the 2006 first quarter compared to the 2005 first quarter. The Company has insurance coverage, including business interruption insurance, which is expected to partially offset near-term financial impacts related to Hurricane Katrina, and the Company is working aggressively to resolve the insurance recovery claim.

Adoption of SFAS No. 123R and non-cash stock-based compensation expense

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective approach. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of all new grants of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

The estimated annual non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R for equity awards granted as of March 31, 2006 is expected to be approximately $16.1 million for the year ending December 31, 2006, most of which is expected to relate to corporate general and administrative expenses. The incremental pre-tax stock-based compensation expense recognized pursuant to SFAS No. 123R for the three months ended March 31, 2006 was $3.6 million. Total share-based compensation expense recognized under SFAS No. 123R, including the incremental pre-tax share-based compensation expense above, was $4.2 million, with an associated tax benefit of $1.7 million for the three months ended March 31, 2006, or $0.02 on a basic and diluted per share basis. Total unrecognized, pre-tax compensation cost related to nonvested stock options of the Company as of March 31, 2006 was approximately $5.7 million. This cost is expected to be recognized over a weighted average period of approximately two years. Total unrecognized, pre-tax compensation cost related to nonvested performance-vesting shares of the Company as of March 31, 2006 was approximately $26.1 million measured pursuant to SFAS No. 123R and is being recognized on a straight-line basis over the longer of the requisite service period or performance period of the award, which is expected to be approximately two to three years.

The total impact of the adoption of SFAS No. 123R and total non-cash stock-based compensation expense recognized for the three months ended March 31, 2006 and 2005 is as follows:

	March 31, 2006	March 31, 2005	$ Change
	(Amounts in millions)
Non-cash stock-based compensation expense:
Cost of revenues	$0.6	$—	$0.6
Selling, general and administrative	0.7	—	0.7
Corporate general and administrative	2.9	0.6	2.3

Total non-cash stock-based compensation expense:	$4.2	$0.6	$3.6

Cost of Revenues

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$28.5	$27.7	$0.8	2.9%

Cost of revenues for the three months ended March 31, 2006 were up $0.8 million, or 2.9%, from the prior year quarter primarily due to approximately $0.6 million of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R as discussed above. Cost of revenues related to radio stations we acquired in 2005 and 2006 and higher technical and programming expenses at our existing stations were partially offset by reduced expenses in our New Orleans market, which was impacted by damage caused by Hurricane Katrina in August 2005.

Selling, General and Administrative

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$30.1	$28.8	$1.3	4.5%

Selling, general and administrative expenses for the three months ended March 31, 2006 increased $1.3 million, or 4.5%, from the three months ended March 31, 2005. The most significant increase was $0.7 million of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R as discussed above. Additionally, increased sales costs at our existing stations were partially offset by decreased expenses in our New Orleans market due to Hurricane Katrina in August 2005.

Corporate General and Administrative

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$6.1	$3.8	$2.3	60.5%

Corporate general and administrative expenses increased $2.3 million, or 60.5%, from $3.8 million in the first quarter of 2005 to $6.1 million in the first quarter of 2006. The increase was primarily due to the recognition of $2.3 million of additional non-cash stock-based compensation expense pursuant to SFAS No. 123R relating to grants of stock-based awards made to certain executives. As more fully discussed above, the amount of corporate general and administrative expense related to non-cash stock-based compensation expense is expected to continue to increase throughout 2006, based on equity awards granted as of March 31, 2006. The prior year non-cash stock-based compensation expense relates to stock options granted to our chief executive officer in March 2002 and shares of common stock issued to our chief executive officer in April 2002, and the expense is recognized over the vesting period of the options and shares applicable to each respective option and share tranche, which results in accelerated recognition of compensation expense. The corporate non-cash compensation expense related to these previous awards was fully expensed in the first quarter of 2005.

Depreciation and Amortization

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$5.1	$5.0	$0.1	2.0%
Amortizaton	0.4	0.7	(0.3)	-42.9%

Total depreciation and amortization	$5.5	$5.7	$(0.2)	-3.5%

Depreciation and amortization expense for the first quarter of 2006 was consistent with prior year first quarter.

Operating Income

Operating income decreased by $2.6 million, or 10%, from $26.1 million for the three months ended March 31, 2005 to $23.5 million for the three months ended March 31, 2006. The decrease was primarily due to an increase of approximately $3.6 million in non-cash compensation expense recognized pursuant to Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.

Interest Expense, Net

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$6.9	$4.5	$2.4	53.3%

The increase in net interest expense of approximately $2.4 million, or 53.3%, was primarily due to increases in both average outstanding borrowings under the Senior Credit Facility and higher overall interest rates for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The increase in outstanding borrowings was primarily the result of the repurchase of shares of outstanding common stock of the Company pursuant to its stock repurchase program since the prior year quarter. The Company’s ongoing stock repurchase program may result in additional borrowings under its Senior Credit Facility, and this, in addition to higher overall interest rates, is expected to cause interest expense incurred during 2006 to continue to be higher than comparable periods in the prior year or earlier quarters in the current year.

Income Tax Expense

The effective tax rate of approximately 43% for the three months ended March 31, 2006 differs from the federal tax rate of 35% primarily due to state taxes and non-deductible expenses. Pursuant to the provisions of SFAS No. 123R, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. SFAS No. 123R requires compensation cost to be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. The compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. Through March 31, 2006, the Company has recognized pre-tax compensation cost of $45.3 million and $17.9 million in related deferred tax assets for such awards on a cumulative basis. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in shareholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R) when the restrictions lapse or stock options are exercised or expire. As of March 31, 2006, the underlying fair value of equity awards since the date of grant have declined in value and, based on a preliminary analysis, the Company currently does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

Net Income

Net income decreased by approximately $2.4 million to $9.5 million for the three months ended March 31, 2006 compared to $11.9 million for the three months ended March 31, 2005 as a result of the factors described above.

Net Income Per Share

Basic and diluted income per share decreased by approximately $0.01, from $0.10 and $0.09 basic and diluted income per share, respectively, for the 2005 first quarter to $0.09 and $0.08 basic and diluted income per share, respectively, for the 2006 first quarter. During the three months ended March 31, 2006 and 2005, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. During the same quarters, diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the quarters ended March 31, 2006 and 2005 include additional shares due to outstanding stock options and approximately 13.1 million shares related to our convertible notes, as the computation of diluted shares assumes the notes are converted into shares as of the beginning of the period.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations, undrawn commitments available under our Senior Credit Facility and proceeds generated from the sale of our debt and equity securities.

Stock and Convertible Notes Offerings. On February 18, 2004, we completed a public offering of 29,630,000 shares of our common stock at $19.00 per share, including 9,630,000 primary shares sold by us and 20,000,000 shares sold by certain of our shareholders. On the same date, we completed a private placement of $330.0 million of convertible notes due 2011. We used the approximately $500.0 million of net proceeds we received from these two offerings to redeem all of the outstanding 6% Subordinated Debentures that we issued in June 2001. On May 13, 2004, the shelf registration covering resales of our convertible subordinated notes became effective with the Securities and Exchange Commission.

Operating Activities

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in millions)
Net cash provided by operating activities	$26.6	$27.1	$(0.5)	-1.8%

Net cash provided by operating activities was $26.6 million for the quarter ended March 31, 2006 compared to $27.1 million for the quarter ended March 31, 2005. The decrease of approximately $0.5 million was primarily due to the overall increases in cost of revenues and selling, general and administrative expense of $0.8 million (excluding the increase of approximately $1.3 million representing non-cash stock-based compensation expense) and in net interest expense of $2.4 million, partially offset by the increase in net broadcasting revenues of $2.0 million, as well as changes in operating assets and liabilities of $0.5 million.

Investing Activities

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in millions)
Net cash used in investing activities	$(12.4)	$(7.9)	$(4.5)	57.0%

Net cash used in investing activities was $12.4 million for the quarter ended March 31, 2006 compared to $7.9 million for the quarter ended March 31, 2005. During the first three months of 2006, approximately $11.2 million was used for acquisitions of radio stations and capital expenditures, which includes buildings, studio equipment, towers and transmitters, vehicles and other assets utilized in the operation of our stations, compared to $16.2 million for similar costs in the first three months of 2005, offset by proceeds from the sale of assets of $7.9 million.

Financing Activities

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in millions)
Net cash used in financing activities	$(16.7)	$(17.2)	$0.5	-2.9%

Net cash used in financing activities was $16.7 million for the quarter ended March 31, 2006 compared to $17.2 million for the quarter ended March 31, 2005.

During the three months ended March 31, 2006 and 2005, we increased our net borrowings under our senior debt by $62.5 million and $16.5 million, respectively, primarily to fund portions of the repurchases of our outstanding common stock and to complete the acquisition of radio stations.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. During the first three months of 2006, we entered into agreements to repurchase approximately 3.3 million shares of our common stock for an aggregate amount of approximately $39.9 million. Cash paid for repurchases settled in the current quarter was approximately $58.2 million during the three months ended March 31, 2006. During the first three months of 2005, we repurchased approximately 2.4 shares of our common stock for an aggregate amount of approximately $35.0 million, substantially all of which was paid in cash as of March 31, 2005. As of April 28, 2006, we had repurchased a total of approximately 23.7 million shares of our common stock for an aggregate amount of approximately $313.8 million under these repurchase programs. Additionally, we paid dividends to holders of our common stock during the 2006 first quarter in the amount of approximately $20.9 million.

Pursuant to the ABC Radio Merger Agreement, the Company is expected to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The base amount of the distribution is expected to be approximately $2.46 per share (based on shares currently outstanding), subject to an upward adjustment (not to exceed $250 million in the aggregate) in the event that the market price of the Company’s common stock over a measurement period ending prior to the closing exceeds $12.68.

The Company has received a commitment from various lenders, which commitment is subject to customary conditions, to provide debt financing to the Company in connection with the Company’s payment of the special distribution, the refinancing of ABC Radio’s debt and the completion of the Merger described in the “Overview” section above.

During the three months ended March 31, 2006, we completed acquisitions of five radio stations for an aggregate cash purchase price of approximately $9.0 million. In the 2005 first quarter, we completed the acquisition of two radio stations in the Providence, RI market for a cash purchase price of approximately $14.7 million. We funded these acquisitions through cash flows from operating activities and borrowings under our revolving credit facility.

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, capital expenditures and acquisitions of additional radio stations as discussed above. Our capital expenditures totaled $2.2 million during the three months ended March 31, 2006, as compared to $1.5 million during the three months ended March 31, 2005. For the fiscal year ending December 31, 2006, we estimate that capital expenditures necessary for our facilities will be approximately $10.0 million. We believe that cash flows from operating activities, together with availability under our revolving credit facility, should be sufficient for us to fund our current operations for at least the next 12 months.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions, stock repurchases, or any of our other contractual or commercial commitments, we intend to seek additional funding in the credit or capital markets and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

Senior Debt

In August 2004, we entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010. As of March 31, 2006, our Senior Credit Facility consisted of the following:

	Commitment	Balance Outstanding (as of March 31, 2006)
	(in thousands)
Revolving credit facility	$600,000	$385,000

Availability. The amount available under our Senior Credit Facility at March 31, 2006 was $215.0 million in the form of revolving credit commitments. This excludes approximately $2.6 million in letters of credit outstanding as of March 31, 2006. Our ability to borrow under our Senior Credit Facility is limited by our ability to comply with several financial covenants as well as a requirement that we make various representations and warranties at the time of borrowing.

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

In the event the Company completes the Merger described in the “Overview” section above, the Company expects to refinance the Senior Credit Facility with the proceeds of the debt financing expected to be provided under the commitment described in the “Liquidity and Capital Resources” section above.

Our Senior Credit Facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At March 31, 2006, we were in compliance with all covenants under our Senior Credit Facility.

Subordinated Debt and Convertible Subordinated Notes

On February 18, 2004, we sold 9,630,000 shares of our common stock at $19.00 per share, before underwriting discount of $0.66 per share. Additionally, we concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discount of approximately $6.6 million. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% Subordinated Debentures it issued in June 2001. The convertible subordinated notes are due 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion rate was adjusted to 39.7456 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.16 per share of common stock of the Company, effective immediately after November 30, 2005, as a result of the payment to shareholders of record on November 30, 2005 of a dividend on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to the dividend declared to shareholders of record on March 30, 2006 since, in lieu of such adjustment, holders of our convertible notes will be entitled to the dividend amount upon conversion. We may redeem the notes at any time prior to maturity if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holder. Under certain circumstances set forth in the indenture, holders may require us to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the notes).

On February 21, 2006, we received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of our convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement. Specifically, the letter alleges that certain transactions and agreements contemplated by the ABC Radio Merger Agreement will or do constitute a fundamental change under the indenture. On April 24, 2006, we received a second letter from the same attorney claiming which states that we failed to cure the alleged default during the more than 60 days that elapsed since our receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the convertible subordinated notes, and the accrued and unpaid interest, due and payable immediately. We do not believe that any of the transactions or agreements contemplated by the ABC Radio Merger Agreement will or do constitute a fundamental change under the indenture or that any event of default has occurred. If any of the events described in the letter were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under our Senior Credit Facility. We intend to vigorously defend ourselves against the claims in both letters.

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective approach.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140. SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 156 will have a material impact on its consolidated financial condition or results of operations.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. These estimates and assumptions relate in particular to the evaluation of intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets, and the determination of the allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable judgments. Actual results could differ from these estimates under different assumptions and conditions. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2005, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2005.

Contractual and Commercial Commitments

In August 2004, we entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010. As of March 31, 2006, we had $385.0 million outstanding under the revolving portion of our senior debt and $330.0 million outstanding under our convertible notes.

	Payments Due by Period
	(in millions)
Contractual Obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Senior debt and convertible subordinated notes	$715.0	$—	$—	$385.0	$330.0

There have been no other significant changes in our contractual and commercial commitments as of March 31, 2006 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

In connection with the acquisition of a radio station in Salt Lake City, UT, we agreed to guarantee up to $10.0 million of the seller’s other financing. As of December 31, 2005, the guarantee was reduced to $9.7 million. Prior to March 31, 2006, the seller was notified by the lender of a default under its other financing. A demand has been made to the primary obligor to pay the outstanding balance. The parties are in the process of seeking alternative financing.

We have no other material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our credit agreement, which bears interest based on variable rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $385.0 million of variable rate debt that was outstanding as of March 31, 2006. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $3.9 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of March 31, 2006.

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

Based on their evaluation as of March 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Controls over Financial Reporting

As of March 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal actions and claims that arose in the ordinary course of our business. Management believes that such litigation and claims will be resolved without a material effect on our financial position, results of operations or cash flows.

See Item 1, Financial Statements, Note 11 for more information regarding specific legal actions and claims brought against us, which information is incorporated by reference into this section.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes stock repurchase information for the quarter ended March 31, 2006.

REGISTRANT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2006 through January 31, 2006	1,223,500	$13.44	1,223,500	$117,391,962
February 1, 2006 through February 28, 2006	772,800	11.44	772,800	108,552,147
March 1, 2006 through March 31, 2006	1,266,100	11.34	1,266,100	94,193,239

Total	3,262,400	$12.15	3,262,400

Notes:

1)	On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of its outstanding common stock. No assurance can be given as to the time period over which the shares will be repurchased or as to whether and to what extent the share repurchase will be consummated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 6, 2006, the Company received the written consent to the ABC Radio Merger Agreement, and the transactions contemplated thereby, including the Merger and the issuance of shares of common stock of the Company in connection with the Merger, from shareholders holding approximately 67% of the Company’s common stock outstanding on that date. The ABC Radio Merger Agreement and transactions contemplated thereby, and the stockholders’ written consent, are discussed in more detail in Item 1, Financial Statements, Note 1 and the Current Report on Form 8-K that the Company filed with the SEC on February 10, 2006, each of which is incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description

10.1	The Registrant’s Form of Performance Share Agreement under the Amended and Restated 2002 Long-Term Incentive Plan.

10.2	Agreement with respect to the 2002 Stock Option Agreement dated as of March 16, 2006, by and between the Registrant and Farid Suleman (incorporated by reference to Appendix C of the Registrant’s Proxy Statement included in the Registrant’s Definitive Schedule 14A filed with the SEC on April 17, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: May 10, 2006	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006	By:	/s/ PATRICIA STRATFORD
Patricia Stratford
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	The Registrant’s Form of Performance Share Agreement under the Amended and Restated 2002 Long-Term Incentive Plan.

10.2	Agreement with respect to the 2002 Stock Option Agreement dated as of March 16, 2006, by and between the Registrant and Farid Suleman (incorporated by reference to Appendix C of the Registrant’s Proxy Statement included in the Registrant’s Definitive Schedule 14A filed with the SEC on April 17, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.