Form 10-Q
period 2006-06-30
CITADEL BROADCASTING CORP
filed 2006-08-09
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, net of shares held in treasury, there were 114,105,384 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

June 30, 2006

FORWARD-LOOKING INFORMATION

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Citadel Broadcasting Corporation and its subsidiaries (collectively the “Company”), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the U.S.; fluctuations in interest rates; changes in market conditions that could impair the Company’s goodwill or intangible assets; changes in industry conditions; changes in operating performance; changes in the Company’s dividend policy or stock repurchase programs; shifts in population and other demographics; changes in the level of competition for advertising dollars, technological changes and innovations; changes in governmental regulations and policies and actions of regulatory bodies; changes in tax rates; changes in capital expenditure requirements; the risk that the proposed business combination with ABC Radio may be delayed or not close; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,433	$4,220
Accounts receivable, net	79,691	75,037
Prepaid expenses and other current assets (including deferred income tax assets of $25,336 as of June 30, 2006 and December 31, 2005)	28,277	27,511

Total current assets	113,401	106,768
Property and equipment, net	81,378	86,076
FCC licenses	1,343,910	1,464,191
Goodwill	637,095	658,833
Other assets, net	27,858	17,457

Total assets	$2,203,642	$2,333,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$66,364	$84,773
Long-term liabilities:
Senior debt	399,000	322,500
Convertible subordinated notes	330,000	330,000
Other long-term liabilities, less current portion	20,398	22,296
Deferred income tax liabilities	261,037	299,057

Total liabilities	1,076,799	1,058,626

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at June 30, 2006 and December 31, 2005; no shares issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value – authorized, 500,000,000 shares at June 30, 2006 and December 31, 2005; issued, 138,097,212 and 133,752,212 shares at June 30, 2006 and December 31, 2005; outstanding, 114,105,384 and 114,026,626 shares at June 30, 2006 and December 31, 2005, respectively	1,381	1,338
Treasury stock, at cost, 23,991,828 and 19,725,586 shares at June 30, 2006 and December 31, 2005, respectively	(315,757)	(266,162)
Additional paid-in capital	1,594,560	1,641,370
Deferred compensation	—	(13,807)
Accumulated deficit	(153,341)	(88,040)

Total shareholders’ equity	1,126,843	1,274,699

Total liabilities and shareholders’ equity	$2,203,642	$2,333,325

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net broadcasting revenue	$112,454	$109,913	$206,453	$201,948
Operating Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	29,356	28,094	57,875	55,766
Selling, general and administrative	31,646	30,854	61,707	59,646
Corporate general and administrative	6,425	3,317	12,500	7,153
Local marketing agreement fees	314	565	627	1,031
Asset impairment	149,769	—	149,769	—
Depreciation and amortization	5,476	5,615	11,009	11,287
Other, net	(648)	(41)	(638)	(536)

Operating expenses	222,338	68,404	292,849	134,347

Operating (loss) income	(109,884)	41,509	(86,396)	67,601

Interest expense, net, including amortization of debt issuance costs of $460, $459, $918 and $919, respectively	8,441	4,871	15,298	9,389

(Loss) income before income taxes	(118,325)	36,638	(101,694)	58,212
Income tax (benefit) expense	(43,499)	15,120	(36,393)	24,809

Net (loss) income	$(74,826)	$21,518	$(65,301)	$33,403

Net (loss) income per share - basic	$(0.67)	$0.18	$(0.58)	$0.27

Net (loss) income per share - diluted	$(0.67)	$0.16	$(0.58)	$0.25

Dividends declared per share	$0.18	$—	$0.36	$—

Weighted average common shares outstanding:
Basic	111,668	121,688	111,632	122,442

Diluted	111,668	137,612	111,632	138,395

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(65,301)	$33,403
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,009	11,287
Asset impairment	149,769	—
Amortization of debt issuance costs	918	919
Gain on sale of assets	(638)	(561)
Deferred income taxes	(38,020)	23,297
Non-cash stock-based compensation expense	8,242	601
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,824)	(4,010)
Prepaid expenses and other current assets	(801)	(1,118)
Accounts payable, accrued liabilities and other liabilities	1,132	(3,631)

Net cash provided by operating activities	61,486	60,187

Cash flows from investing activities:
Capital expenditures	(4,213)	(3,733)
Cash paid to acquire stations	(9,031)	(15,174)
Purchase of a note receivable	(9,650)	—
Proceeds from sale of assets	523	12,241
Other assets, net	(1,869)	201

Net cash used in investing activities	(24,240)	(6,465)

Cash flows from financing activities:
Proceeds from senior debt	105,000	47,500
Principal payments on senior debt	(28,500)	(43,500)
Principal payments on other long-term liabilities	(209)	(161)
Repayment of shareholder notes	59	—
Exercise of stock options, net of costs incurred	—	(8)
Purchase of shares held in treasury	(71,497)	(54,851)
Dividends paid to holders of common stock	(40,886)	—

Net cash used in financing activities	(36,033)	(51,020)

Net increase in cash and cash equivalents	1,213	2,702
Cash and cash equivalents, beginning of period	4,220	948

Cash and cash equivalents, end of period	$5,433	$3,650

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

Supplemental schedule of investing activities

The Company completed various radio station acquisitions during the six months ended June 30, 2006 and 2005. In connection with these acquisitions, certain liabilities were assumed.

	Six Months Ended June 30,
	2006	2005
Fair value of assets acquired	$9,031	$15,809
Cash paid to acquire stations	(9,031)	(15,174)

Liabilities assumed	$—	$635

Supplemental schedule of cash flow information
Cash Payments:
Interest	$13,139	$8,125
Income taxes	1,300	1,353
Barter Transactions:
Equipment purchases through barter	158	202
Barter Revenue - included in gross broadcasting revenue	4,086	4,363
Barter Expenses - included in cost of revenues	3,925	4,273
Other Non-Cash Transactions:
Accrual of treasury stock repurchases	11,566	—
Dividends declared but not paid	21,286	—

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

On February 6, 2006, the Company and Alphabet Acquisition Corp., a wholly-owned subsidiary, entered into an Agreement and Plan of Merger (the “ABC Radio Merger Agreement”) with The Walt Disney Company (“TWDC”) and ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Merger”). Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, the Company will combine its business with ABC Radio, which includes 22 radio stations and the ABC Radio Network. The Merger and the issuance of shares of common stock of the Company in the Merger have been approved by written consent by holders of record of a majority of the Company’s common stock. The combination is structured as a reverse Morris Trust transaction. Prior to the Merger, TWDC will distribute ownership of ABC Radio to TWDC shareholders in either a spin-off or split-off transaction or a combination of the two. As of February 6, 2006, the transaction was expected to be valued at approximately $2.7 billion. The value of the transaction was comprised of $1.3 billion in Company common stock to be received by TWDC shareholders and cash to be retained by TWDC. The cash amount represents the proceeds of debt to be incurred by ABC Radio prior to the spin-off or split-off from TWDC, which debt is expected to be refinanced by the Company at or following the closing. The amount of the cash to be retained by TWDC is expected to be between $1.4 billion and $1.65 billion depending on the market price of the Company’s common stock over a measurement period ending prior to closing. Immediately after closing of the merger transactions and subject to adjustments described in the ABC Radio Merger Agreement, the former holders of TWDC common stock will own approximately 52% of the common stock of the combined company.

Pursuant to the ABC Radio Merger Agreement, the Company is also expected to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The base amount of the distribution is expected to be approximately $2.46 per share, subject to an upward adjustment (not to exceed $250 million in the aggregate) in the event that the market price of the Company’s common stock over a measurement period ending prior to the closing exceeds $12.68.

The Company has received a commitment from various lenders, which commitment is subject to customary conditions, to provide debt financing to the Company in connection with the Company’s payment of the special distribution, the refinancing of Citadel Broadcasting Company’s Senior Credit Facility, the refinancing of ABC Radio’s debt and the completion of the Merger. The Company is currently evaluating its commitment, and prior to the Merger closing date, it is reasonably possible the Company may need to obtain a new commitment, may need to obtain a material modification of its existing commitment, and may seek to obtain a modification of the ABC Radio Merger Agreement; however, there is no assurance that such modifications or changes may be obtained. In the event it is necessary to secure a material modification of the Company’s existing commitment or obtain a new commitment, there can be no assurance that financing can be obtained on terms acceptable to the Company or that we will be able to refinance Citadel Broadcasting Company’s Senior Credit Facility prior to the Merger closing date or to refinance the ABC Radio debt, in whole or in part, following the Merger closing date.

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

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform them to the current year presentation. Non-cash stock-based compensation expense has been reclassified.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when determining the value of certain fully vested stock units and when employing the Black-Scholes valuation model to estimate the fair value of stock options. Actual results could differ from those estimates.

Allowance for Estimated Uncollectible Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percent of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Trade receivables	$82,171	$77,954
Allowance for estimated uncollectible accounts	(2,480)	(2,917)

Accounts receivable, net	$79,691	$75,037

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

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

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. SFAS No. 123R requires compensation cost to be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. Through June 30, 2006, the Company has recognized pre-tax compensation cost of $49.4 million and related deferred tax assets for such awards of $19.4 million on a cumulative basis. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in shareholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R) when the restrictions lapse or stock options are exercised or expire. As of June 30, 2006, the underlying fair value of equity awards since the date of grant have declined in value and, based on a preliminary analysis, the Company currently does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

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

Total share-based compensation expense recognized under SFAS No. 123R was $4.0 million on a pre-tax basis, or $(0.04), net of tax, per basic share for the three months ended June 30, 2006 and $8.2 million on a pre-tax basis, or $(0.06), net of tax, per basic share, respectively, for the six months ended June 30, 2006. The associated tax benefit for the three and six months ended June 30, 2006 was $0.1 million and $1.8 million, respectively.

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

Had the fair value-based method as prescribed by SFAS No. 123 been applied, additional pre-tax compensation expense of $2.3 million and $4.2 million would have been recognized for the three and six months ended June 30, 2005, respectively, and the effect on net income and net income per share would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Amounts in thousands, except per share amounts)
Net income applicable to common shares, as reported	$21,518	$33,403
Add: Corporate non-cash stock compensation expense	—	601
Deduct: Total stock-based employee compensation expense determined under fair value based method	(2,259)	(4,799)
Incremental tax impact	892	1,658

Net income applicable to common shares, pro forma	$20,151	$30,863

Basic net income per common share:
As reported	$0.18	$0.27
Pro forma	$0.17	$0.25

Diluted net income per common share:
As reported	$0.16	$0.25
Pro forma	$0.15	$0.24

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

Stock options are generally granted with an exercise price equal to the common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended June 30, 2006: risk-free interest rate of approximately 5%; dividend yield of approximately 7%; expected life of approximately six years; and volatility of approximately 27%. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended June 30, 2005: risk-free interest rate of approximately 4%; dividend yield of zero; expected life of approximately six years; and volatility of approximately 29%. During the three and six months ended June 30, 2006, certain other options were cancelled due to employee terminations and the shares of common stock underlying those grants became available for future grants.

Effective September 20, 2005, the Company, pursuant to the Plan, granted to its chief executive officer 1,250,000 nonvested shares of common stock of the Company that initially vested in one-third installments annually, beginning on September 20, 2006. Deferred compensation of approximately $16.7 million determined based on the market price of the underlying stock at the date of grant was recorded and was being recognized as compensation expense over the vesting period of the shares. The balance of deferred compensation related to the unearned portion of this award as of January 1, 2006, which was reflected as a contra equity account, was eliminated against additional paid-in capital pursuant to SFAS No. 123R. On March 16, 2006, the compensation committee of the Company’s board of directors approved the modification of these 1,250,000 shares of nonvested stock to subject them to additional criteria based on the Company’s attainment of certain revenue-related performance objectives and to extend the applicable vesting dates to January 1, 2007, October 1, 2007 and October 1, 2008. Stockholder approval was obtained at the annual meeting of stockholders of the Company on May 24, 2006. The remaining unrecognized compensation as of the date of modification of approximately $11.7 million measured pursuant to SFAS No. 123R is being recognized on a straight-line basis over the longer of the requisite service period or performance period of the award, which is expected to be one to three years.

On March 16, 2006, the compensation committee also granted to the Company’s chief executive officer and certain other executive officers, 1,131,994 and 150,000, respectively, nonvested performance-vesting shares, which are also subject to the Company’s attainment of certain revenue-related performance objectives and continued employment, and vest in two equal annual installments beginning on March 16, 2007. The compensation committee also approved the cancellation of options to purchase 400,000 shares of common stock of the Company granted to the Company’s chief executive officer at an exercise price of $16.94 under the Plan on March 26, 2004. The Company obtained stockholder approval at the annual meeting of stockholders of the Company on May 24, 2006 for these grants and cancellations. The related incremental compensation cost of these awards determined based on the market price of the underlying stock at the date of grant is being recognized as expense on a straight-line basis over the longer of the requisite service period or performance period of the award, which is expected to be approximately two years. Total unrecognized, pre-tax compensation cost related to nonvested performance-vesting shares of the Company as of June 30, 2006 was approximately $12.7 million.

Compensation cost has been recognized for share-based awards that vest upon satisfaction of service and performance criteria since, based on an analysis of historical performance and preliminary results for the first half of 2006, management of the Company believes that the required service will be rendered and the performance condition specified in the nonvested performance-vesting shares will be achieved.

The compensation committee also approved the cancellation of the fully vested options to purchase 4,150,000 shares of common stock of the Company at an exercise price of $3.50 per share granted to the Company’s chief executive officer under the stock option agreement, dated April 23, 2002, as amended on June 4, 2002, and the replacement of them with 2,868,006 fully vested stock units with deferred distribution dates. Stockholder approval was obtained for this at the annual meeting of stockholders held on May 24, 2006. The incremental pre-tax fair value of approximately $0.2 million measured pursuant to SFAS No. 123R attributed to this exchange of awards was determined based on the market price of the underlying stock at the date of grant and was recognized as compensation cost immediately on the date of modification.

During May 2006, the Company granted to certain executive officers and members of the board of directors a total of 195,000 nonvested shares that vest in three equal annual installments. The related incremental compensation cost of these awards determined based on the market price of the underlying stock at the date of grant is being recognized as expense on a straight-line basis over the requisite service period. Total unrecognized, pre-tax compensation costs related to these nonvested shares as of June 30, 2006 was approximately $1.9 million.

As of June 30, 2006, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the Plan was 2,668,041, not including shares underlying outstanding grants. Total unrecognized, pre-tax compensation cost related to nonvested stock options of the Company as of June 30, 2006 was approximately $4.9 million. This cost is expected to be recognized over a weighted average period of approximately two years.

The following table summarizes stock option activity for the Company, including options granted to the chief executive officer outside of the Plan:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options of Common Stock
Outstanding at January 1, 2006	9,169	$10.43	7.3
Granted	150	9.79
Exercised	—
Forfeited	(346)
Expired	(4,399)

Outstanding at June 30, 2006	4,574	15.90	7.7	$—

Exercisable at June 30, 2006	2,097	$16.61	7.3	$—

Activity related to shares of nonvested stock and nonvested stock units is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Unvested awards at January 1, 2006	1,250	$13.32
Granted	1,477	11.13
Awards vested	—	—
Forfeited	—	—

Unvested awards at June 30, 2006	2,727	$12.14

Shares of Nonvested Common Stock Units
Unvested awards at January 1, 2006	—	$—
Granted	2,868	11.33
Awards vested	(2,868)	11.33
Forfeited	—	—

Unvested awards at June 30, 2006	—	$—

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

The Company determines the fair value of the FCC licenses for each of its reporting units by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are FCC licenses. The fair value of FCC licenses for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include but not be limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values.

SFAS No. 142 requires the Company to test FCC licenses on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of FCC licenses below the amount reflected in the balance sheet. The annual test, which is performed by the Company as of October 1 in the fourth quarter of each year, requires that the Company (1) determine the reporting unit; and (2) compare the carrying amount of the FCC licenses reflected on the balance sheet in each reporting unit to the fair value of the reporting unit’s FCC licenses.

SFAS No. 142 also requires the Company to test goodwill on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet. The Company performs its annual impairment test as of October 1 in the fourth quarter of each year by (1) determining the reporting unit; and (2) comparing the fair value for each reporting unit with the amount reflected on the balance sheet. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations, to the amount reflected in the balance sheet.

To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

The Company’s reporting unit is the radio market, and the Company compares the carrying amount of the FCC licenses and goodwill, respectively, in each market to the estimated fair value of that market’s FCC licenses and goodwill, respectively.

The Company’s New Orleans market sustained damage as a result of Hurricane Katrina in August 2005 and the subsequent flooding of the area. All of the Company’s radio stations resumed operations during the first quarter of 2006.

In accordance with SFAS No. 142, the Company conducted an interim impairment test during the quarter ended June 30, 2006 for eleven of its forty-six reporting units, including New Orleans. The interim test was performed as a result of station dispositions in two markets becoming more likely than not and a change in management’s outlook of the Company’s expected growth in the remaining nine markets as a result of a reduction in these markets’ expected economic growth. The fair values for FCC licenses and goodwill for the reporting units were estimated using the income and market approach. The analysis resulted in a non-cash impairment charge in the second quarter of 2006 of $149.8 million on a pre-tax basis to reduce the carrying amount of FCC licenses and goodwill for nine of these reporting units, including the two markets with expected dispositions, to their respective estimated fair values. These nine reporting units were primarily located in the Gulf States, Southeast and Midwest geographic regions. On a consolidated basis, the Company’s goodwill and intangible assets balance after the impairment charge is approximately $1,986.2 million.

The eleven reporting units represented 33% and 37% of the recorded value of the Company’s consolidated FCC licenses and goodwill, respectively, prior to any asset impairment. As more fully set forth in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, FCC licenses and goodwill represent a substantial portion of the Company’s total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the stations in the Company’s 46 markets. If actual market conditions for the respective reporting units are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses and goodwill for the respective reporting unit below amounts reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods, which could have a material impact on the Company’s financial condition or results of operations.

The changes in the carrying amounts of FCC licenses and goodwill for the period from January 1, 2006 through June 30, 2006 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, January 1, 2006	$1,464,191	$658,833
Station acquisitions	7,750	—
Asset impairment	(128,031)	(21,738)

Balance, June 30, 2006	$1,343,910	$637,095

Definite-Lived Intangibles

The amount of amortization expense for definite-lived intangible assets was $0.3 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, other assets, net on the accompanying consolidated balance sheet includes $5.2 million in unamortized definite-lived intangible assets. The Company estimates the following amount of amortization expense over the next five years related to definite-lived intangible assets: approximately $1.0 million for 2006 (including the six months ended June 30, 2006), and approximately $0.2 million in each of the four following years. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary from these amounts.

4. ACQUISITIONS AND DISPOSITIONS

Completed Acquisitions

During the six months ended June 30, 2006, the Company completed acquisitions of five radio stations for an aggregate cash purchase price of approximately $9.0 million.

Pursuant to SFAS No. 142, the accompanying consolidated condensed balance sheets include the acquired assets and liabilities and the accompanying consolidated condensed statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

Below is a table that details the preliminary purchase price allocations for the acquisitions completed in the first six months of 2006. The purchase price allocations were based upon information available as of June 30, 2006. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in these financial statements. Adjustments to the purchase price allocation are expected to be finalized in future quarters and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

Asset Description	Asset lives	Radio Station Acquisitions
Property and equipment, net	3-10 years	$1,069
FCC licenses	non-amortizing	7,749
Other intangibles, net	6 to 84 months	209
Other assets		4

Total aggregate purchase price		$9,031

The following summarized unaudited pro forma results of operations for the three and six months ended June 30, 2006 and 2005 assume that all significant radio station acquisitions and dispositions occurred as of January 1 of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the significant radio station acquisitions and dispositions occurred as of January 1 of each period presented, or the results of operations which may occur in the future.

	Pro Forma Three months ended June 30,		Pro Forma Six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net broadcasting revenue	$112,454	$109,913	$206,453	$202,304
Net (loss) income	(74,826)	21,303	(65,301)	32,937
Basic net (loss) income per common share	$(0.67)	$0.18	$(0.58)	$0.27
Diluted net (loss) income per common share	$(0.67)	$0.16	$(0.58)	$0.25

Pending Acquisitions

As discussed in Note 1, the Company has entered into the ABC Radio Merger Agreement, pursuant to which the Company will combine its business with ABC Radio, which includes 22 radio stations and the ABC Radio Network.

Additionally, in May 2006, the Company entered into an agreement to acquire one radio station for a purchase price of approximately $8.5 million.

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

6. SENIOR DEBT

The Company’s operating subsidiary, Citadel Broadcasting Company, is the primary borrower under its Senior Credit Facility. The Company has guaranteed the performance of Citadel Broadcasting Company thereunder. The Company has also pledged to its lenders all of the equity interests in and intercompany notes issued by Citadel Broadcasting Company.

Below is a table that sets forth the rates and the amounts borrowed under Citadel Broadcasting Company’s senior debt as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Revolving Loan	$399,000	5.88 to 6.10%	$322,500	2.76 to 5.02%

The amount available under Citadel Broadcasting Company’s Senior Credit Facility at June 30, 2006 was $201.0 million in the form of revolving credit commitments. This availability is reduced by approximately $2.8 million in letters of credit outstanding as of June 30, 2006.

At Citadel Broadcasting Company’s election, interest on any outstanding principal accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5%, in each case, plus a spread that ranges from 0.00% to 0.375%, depending on Citadel Broadcasting Company’s leverage ratio; or (b) the Eurodollar rate (grossed-up for reserve requirements) plus a spread that ranges from 0.625% to 1.375%, depending on Citadel Broadcasting Company’s leverage ratio.

Citadel Broadcasting Company’s Senior Credit Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments or loans, enter into derivative contracts, or change the nature of its business. Citadel Broadcasting Company’s Senior Credit Facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. The covenant restricting the payment of dividends by Citadel Broadcasting Company, which is subject to a number of specific exceptions, as well as the covenants restricting transactions with affiliates and investments generally, limit the ability of Citadel Broadcasting Company to transfer funds to the Company. As of June 30, 2006, Citadel Broadcasting Company’s net assets would be restricted pursuant to its Senior Credit Facility; such restriction approximates the Company’s consolidated equity. As of June 30, 2006, these restrictions would not limit Citadel Broadcasting Company’s ability to borrow under its Senior Credit Facility to make distributions from such borrowings to the Company to meet its liquidity needs. At June 30, 2006, Citadel Broadcasting Company was in compliance with all covenants under its Senior Credit Facility.

See additional discussion at Note 11.

7. SUBORDINATED DEBT AND CONVERTIBLE SUBORDINATED NOTES

On February 18, 2004, the Company sold 9,630,000 shares of common stock of the Company at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discounts of approximately $6.6 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of 6% Subordinated Debentures it issued in June 2001 (“6% Debentures”). The convertible subordinated notes are due February of 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion rate was adjusted to 39.7456 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.16 per share of common stock of the Company, effective immediately after November 30, 2005, as a result of the payment to shareholders of record on November 30, 2005 of a dividend on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to the dividends declared to shareholders of record on March 30, 2006 or June 30, 2006, and no adjustment will be made for the dividend declared to shareholders of record on October 5, 2006 (see Note 12), since, in lieu of such adjustment, holders of the convertible notes will be entitled to the dividend amount upon conversion. The Company may redeem the notes at any time prior to maturity if the closing price of common stock of the Company has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holders. Under certain circumstances set forth in the indenture, holders may require the Company to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the convertible subordinated notes).

See additional discussion at Note 11.

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

On June 29, 2004 and November 3, 2004 the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of June 30, 2006, the Company had repurchased approximately 24.1 million shares of common stock for an aggregate amount of approximately $317.8 million under these repurchase programs. As of June 30, 2006, net of shares held in treasury, the Company had 114,105,384 shares of common stock outstanding.

Dividends

Beginning in the fourth quarter of 2005, the Company’s board of directors declared a quarterly dividend to holders of common stock of the Company. The third quarterly dividend of $0.18 per share of common stock of the Company was declared to shareholders of record as of June 30, 2006. The following table sets forth the cash dividends declared and paid in 2006 and 2005.

Record Date	Payment Date	Dividend Per Share
November 30, 2005	January 18, 2006	$0.18
March 30, 2006	April 18, 2006	0.18
June 30, 2006	July 18, 2006	0.18

Dividends paid during the three and six months ended June 30, 2006 totaled $20.0 million and $40.9 million, respectively.

9. INCOME TAXES

The income tax benefit in the quarter and six-month periods ended June 30, 2006 is primarily the result of the approximately $57.8 million deferred income tax benefit related to the asset impairment (See Note 3). This benefit was adversely impacted by a partial write-off of non-deductible goodwill as a result of the asset impairment. Excluding the effects of the asset impairment, the effective tax rate for the three and six months ending June 30, 2006 is 45%. The effective tax rate in 2006 differs from the federal tax rate of 35% primarily due to state taxes and non-deducible compensation and other expenses. The effective tax rate of approximately 41% for the three months ending June 30, 2005 differed from the federal tax rate of 35% primarily due to state taxes and non-deductible expenses. The effective tax rate of approximately 43% for the six months ending June 30, 2005 differed from the federal tax rate of 35% primarily due to state taxes, the write-off of non-deducible goodwill associated with a radio station disposition and non-deductible expenses.

10. NET (LOSS) INCOME PER SHARE

Net (loss) income per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net (loss) income per share. Basic net (loss) income per share excludes dilution, and for the three and six months ended June 30, 2006 and 2005 is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the period. During the three and six months ended June 30, 2005, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), (2) the effect of nonvested shares of common stock outstanding, and (3) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense, net of tax incurred, on the convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation.

The effects of the following items were excluded from the calculation of diluted net loss per share for the quarter and six months ended June 30, 2006 as their effect is antidilutive during those periods:

•	options to purchase approximately 4.5 million shares of common stock of the Company outstanding for both the quarter and six-month period ended June 30, 2006;

•	approximately 2.6 million and 2.0 million nonvested shares of common stock outstanding for the quarter and six-month period ended June 30, 2006, respectively; and

•	the conversion of the Company’s convertible subordinated notes into approximately 13.1 million shares of common stock of the Company, along with the related interest expense impact, net of tax, both the quarter and six-month period ended June 30, 2006.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2005:

(In thousands, except per share data)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
NUMERATOR:
Income available to common shareholders	$21,518	$33,403
Effect of dilutive securities:
Convertible subordinated notes	936	1,872

Numerator for net income per common share - diluted	$22,454	$35,275

DENOMINATOR:
Weighted average common shares	121,688	122,442
Effect of dilutive securities:
Options	2,983	3,012
Nonvested shares	—	—
Convertible subordinated notes	12,941	12,941

Denominator for net income per common share - diluted	137,612	138,395

Net income per common share:
Net income - Basic	$0.18	$0.27

Net income - Diluted	$0.16	$0.25

Options to purchase approximately 5.3 million and approximately 4.4 million shares of common stock for the three and six months ended June 30, 2005 were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

11. COMMITMENTS AND CONTINGENCIES

In connection with the Company’s prior acquisition of a radio station in Salt Lake City, UT, the Company entered into an Unconditional Guaranty Agreement, dated May 3, 2004, to guarantee up to $20.0 million of financing on behalf of the seller. As of December 31, 2005, the guarantee was reduced to $9.7 million. On February 3, 2006, the lender notified the seller of a default under its financing, and a demand was made by the lender for payment of the outstanding balance. On June 30, 2006, the Company entered into an agreement with the lender and acquired the note receivable for approximately $9.65 million, plus accrued and unpaid interest and fees from the lender. The note receivable is collateralized by the underlying station assets. As of June 30, 2006, the estimated fair value of the underlying collateral less cost to sell is expected to be at least equal to the carrying amount of the note receivable. As a result of acquiring the note, the Company has an attributable interest for FCC purposes in the underlying station and is presently negotiating terms with the seller for liquidating the station.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

In February 2005, the Company received a subpoena from the Office of Attorney General of the State of New York as have several other radio broadcasting companies and record companies operating in the State of New York. These subpoenas were issued in connection with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations. The Company has cooperated with this investigation and continues to do so. In connection with this investigation, the New York Attorney General’s Office has entered into settlement agreements with certain record companies, which included both business practice reforms and financial penalties. The New York Attorney General’s Office previously announced that it may take action against a number of radio companies, including us. To date, no action has been taken against the Company. The FCC has announced increased enforcement activity in the area of sponsorship identification and payola, and on April 19, 2006, the Company received a letter of inquiry and request for information from the FCC. The Company has been cooperating with the FCC in this investigation and is currently in the process of gathering the information and documents requested by the FCC. At this time, it is not possible to determine the outcome of this increased activity.

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of the Company’s convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and from other agreements relating to the ABC Radio transaction. Specifically, the letter alleges that certain transactions and agreements contemplated by the ABC Radio Merger Agreement will or do constitute a fundamental change under the indenture. On April 24, 2006, the Company received a second letter from the same attorney claiming that the Company failed to cure the alleged defaults during the more than 60 days that elapsed since the Company’s receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the convertible subordinated notes, and the accrued and unpaid interest, due and payable immediately. The Company continues to believe that none of the transactions or agreements contemplated by the ABC Radio Merger Agreement nor the other agreements relating to the ABC Radio transaction will or do constitute a fundamental change under the indenture. Therefore, the Company does not believe that any event of default, as defined in the indenture, has occurred or is continuing and does not believe that any holders have a right to declare obligations under the convertible subordinated notes due and payable.

The Company has engaged in discussions with certain of the holders of convertible subordinated notes in an attempt to resolve these issues. Unable to resolve the matters, however, on July 17, 2006, the Company filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York. The complaint filed by the Company seeks a judgment declaring that the ABC Radio Merger Agreement and the other agreements relating to the ABC Radio transaction do not constitute a fundamental change for purposes of the indenture. After commencement of the above lawsuit, on July 27, 2006, The Bank of New York served notice of its resignation as the trustee under the indenture due to a perceived potential conflict of interest. The Company has begun the process of appointing a successor trustee, and upon the successor trustee delivering its acceptance, the resignation of The Bank of New York as trustee shall become effective.

If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under Citadel Broadcasting Company’s Senior Credit Facility. If the convertible subordinated notes or Citadel Broadcasting Company’s Senior Credit Facility were to become due and payable, the Company would seek additional funding in the credit or capital markets, and there can be no assurance that the Company will be able to obtain financing on terms acceptable to the Company.

The Company is involved in certain other legal actions and claims that arose in the ordinary course of the Company’s business. Management believes that such litigation and claims will be resolved without a material effect on the Company’s financial position, results of operations, or cash flows.

12. SUBSEQUENT EVENT

In August 2006, the Company announced a quarterly dividend of $0.18 per share to be paid on October 20, 2006 to shareholders of record on October 5, 2006.

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

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the U.S.; fluctuations in interest rates; changes in market conditions that could impair Citadel’s goodwill or intangible assets; changes in industry conditions; changes in operating performance; changes in the Company’s dividend policy or stock repurchase programs; shifts in population and other demographics; changes in the level of competition for advertising dollars, technological changes and innovations; changes in governmental regulations and policies and actions of regulatory bodies; changes in tax rates; changes in capital expenditure requirements; the risk that the proposed business combination with ABC Radio may be delayed or not close; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

Overview

Citadel is the sixth largest radio broadcasting company in the United States based on net broadcasting revenue. As of July 31, 2006, we owned and operated 164 FM and 58 AM radio stations in 46 markets located in 24 states across the country. We have a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market.

On February 6, 2006, we and Alphabet Acquisition Corp., a wholly owned subsidiary, entered into an Agreement and Plan of Merger (the “ABC Radio Merger Agreement”) with The Walt Disney Company (“TWDC”) and ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly owned subsidiary of TWDC (the “Merger”). Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, we will combine our business with ABC Radio, which includes 22 radio stations and the ABC Radio Network. The combination is structured as a reverse Morris Trust transaction. Prior to the Merger, TWDC will distribute ownership of ABC Radio to TWDC shareholders in either a spin-off or split-off transaction or a combination of the two. As of February 6, 2006, the transaction was expected to be valued at approximately $2.7 billion. The value of the transaction was comprised of $1.3 billion in Company common stock to be received by TWDC shareholders and cash to be retained by TWDC. The cash amount represents the proceeds of debt to be incurred by ABC Radio prior to the spin-off or split-off from TWDC, which debt is expected to be refinanced by the Company at or following the closing. The amount of the cash to be retained by TWDC is expected to be between $1.4 billion and $1.65 billion depending on the market price of the Company’s common stock over a measurement period ending prior to closing. Immediately after closing of the merger transactions and subject to adjustments described in the ABC Radio Merger Agreement, the former holders of TWDC common stock will own approximately 52% of the common stock of the combined company.

Pursuant to the ABC Radio Merger Agreement, the Company is also expected to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The base amount of the distribution is expected to be approximately $2.46 per share, subject to an upward adjustment (not to exceed $250 million in the aggregate) in the event that the market price of the Company’s common stock over a measurement period ending prior to the closing exceeds $12.68.

The Company has received a commitment from various lenders, which commitment is subject to customary conditions, to provide debt financing to the Company in connection with the Company’s payment of the special distribution, the refinancing of Citadel Broadcasting Company’s Senior Credit Facility, the refinancing of ABC Radio’s debt and the completion of the Merger. The Company is currently evaluating its commitment, and prior to the Merger closing date, it is reasonably possible the Company may need to obtain a new commitment, may need to obtain a material modification of its existing commitment, and may seek to obtain a modification of the ABC Radio Merger Agreement; however, there is no assurance that such modifications or changes may be obtained. In the event it is necessary to secure a material modification of the Company’s existing commitment or obtain a new commitment, there can be no assurance that financing can be obtained on terms acceptable to the Company or that we will be able to refinance Citadel Broadcasting Company’s Senior Credit Facility prior to the Merger closing date or to refinance the ABC Radio debt, in whole or in part, following the Merger closing date.

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

The Company’s New Orleans market sustained damage as a result of Hurricane Katrina in August 2005 and the subsequent flooding of the area. All of the Company’s radio stations resumed operations during the first quarter of 2006.

In accordance with SFAS No. 142, the Company conducted an interim impairment test during the quarter ended June 30, 2006 for eleven of its forty-six reporting units, including New Orleans. The interim test was performed as a result of station dispositions in two markets becoming more likely than not and a change in management’s outlook of the Company’s expected growth in the remaining nine markets as a result of a reduction in these markets’ expected economic growth. The fair values for FCC licenses and goodwill for the reporting units were estimated using the income and market approach. The analysis resulted in a non-cash impairment charge in the second quarter of 2006 of $149.8 million on a pre-tax basis, or $(0.82) per basic share, to reduce the carrying amount of FCC licenses and goodwill for nine of these reporting units, including the two markets with expected dispositions, to their respective estimated fair values. These nine reporting units were primarily located in the Gulf States, Southeast and Midwest geographic regions. On a consolidated basis, the Company’s goodwill and intangible assets balance after the impairment charge is approximately $1,986.2 million.

The eleven reporting units represented 33% and 37% of the recorded value of our consolidated FCC licenses and goodwill, respectively, prior to any asset impairment. As more fully set forth in the Company’s “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, FCC licenses and goodwill represent a substantial portion of our total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the stations in our 46 markets. If actual market conditions for the respective reporting units are less favorable than those projected by the industry or us, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses and goodwill for the respective reporting unit below amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition or results of operations.

Based on intangible assets currently held by us and the preliminary allocation of the aggregate purchase price of acquisitions completed during the six months ended June 30, 2006, excluding non-cash impairment effects, if any, we expect the total amortization expense incurred in future periods will continue to decrease due to the remaining weighted-average useful amortization period of intangible assets subject to amortization.

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Broadcasting Revenue

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$97.0	$94.1	$2.9	3.1%
National	15.5	15.8	(0.3)	-1.9%

Net broadcasting revenue	$112.5	$109.9	$2.6	2.4%

The increase in net broadcasting revenue of approximately $2.6 million, or 2.4%, was primarily due to higher revenues from certain of our existing stations, including stations in Modesto, CA, Birmingham, AL, Lafayette, LA and Boise, ID, partially offset by lower revenues in New Orleans, LA, Nashville, TN, Buffalo, NY and Wilkes Barre, PA. Local revenues increased by $2.9 million, or 3.1%, from 2005 to 2006, while national revenue declined $0.3 million.

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

The estimated annual non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R for equity awards granted as of June 30, 2006 is expected to be approximately $16.6 million for the year ending December 31, 2006, most of which is expected to relate to corporate general and administrative expenses. Total share-based compensation expense recognized under SFAS No. 123R was $4.0 million on a pre-tax basis, with an associated tax benefit of $0.1 million, for the three months ended June 30, 2006, or $(0.04), net of tax, per basic share. Total unrecognized, pre-tax compensation cost related to nonvested stock options of the Company as of June 30, 2006 was approximately $4.9 million. This cost is expected to be recognized over a weighted average period of approximately two years. Total unrecognized, pre-tax compensation cost related to nonvested performance-vesting shares of the Company as of June 30, 2006 was approximately $25.0 million measured pursuant to SFAS No. 123R and is being recognized on a straight-line basis over the longer of the requisite service period or performance period of the award, which is expected to be approximately two to three years.

The total impact of the adoption of SFAS No. 123R and total non-cash stock-based compensation expense recognized for the three months ended June 30, 2006 and 2005 is as follows:

	June 30, 2006	June 30, 2005	$ Change
	(Amounts in millions)
Non-cash stock-based compensation expense:
Cost of revenues	$0.4	$—	$0.4
Selling, general and administrative	0.5	—	0.5
Corporate general and administrative	3.1	—	3.1

Total non-cash stock-based compensation expense:	$4.0	$—	$4.0

Cost of Revenues

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$29.4	$28.1	$1.3	4.6%

Cost of revenues for the three months ended June 30, 2006 were up $1.3 million, or 4.6%, from the prior year quarter due in part to approximately $0.4 million of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R as discussed above. The remainder of the increase was principally attributable to higher technical and advertising and promotion costs at our existing stations, as well as programming costs related to our streaming initiative launched in the current period.

Selling, General and Administrative

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$31.6	$30.9	$0.7	2.3%

Selling, general and administrative expenses for the three months ended June 30, 2006 increased $0.7 million, or 2.3%, from the three months ended June 30, 2005. The most significant increase was $0.5 million of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R as discussed above. Additionally, increased sales costs at our existing stations were partially offset by decreased expenses in our New Orleans market due to Hurricane Katrina in August 2005.

Corporate General and Administrative

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$6.4	$3.3	$3.1	93.9%

Corporate general and administrative expenses increased $3.1 million, or 93.9%, from $3.3 million in the second quarter of 2005 to $6.4 million in the second quarter of 2006. The increase was primarily due to the recognition of $3.1 million of additional non-cash stock-based compensation expense pursuant to SFAS No. 123R relating to grants of stock-based awards made to certain executives and members of the board of directors. As more fully discussed above, the amount of corporate general and administrative expense related to non-cash stock-based compensation expense is expected to continue to increase throughout 2006, based on equity awards granted as of June 30, 2006.

Depreciation and Amortization

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$5.2	$5.1	$0.1	2.0%
Amortization	0.3	0.5	(0.2)	-40.0%

Total depreciation and amortization	$5.5	$5.6	$(0.1)	-1.8%

Depreciation and amortization expense for the second quarter of 2006 was consistent with the prior year second quarter.

Operating (Loss) Income

Operating income decreased by $151.4 million, from operating income of $41.5 million for the three months ended June 30, 2005 to an operating loss of $109.9 million for the three months ended June 30, 2006. The decrease was primarily due to the non-cash asset impairment expense recorded in the second quarter of 2006 of $149.8 million related to goodwill and intangible assets, as well as an increase of approximately $4.0 million of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R.

Interest Expense, Net

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$8.4	$4.9	$3.5	71.4%

The increase in net interest expense of approximately $3.5 million, or 71.4%, was due to an increase in outstanding borrowings, as well as higher overall interest rates under Citadel Broadcasting Company’s senior debt during the quarter ended June 30, 2006 as compared to the same period in 2005. The increase in outstanding borrowings was primarily the result of the repurchase of shares of outstanding common stock of the Company pursuant to its stock repurchase program since the prior year quarter. The Company’s ongoing stock repurchase program may result in additional borrowings under Citadel Broadcasting Company’s Senior Credit Facility, and this, in addition to higher overall interest rates, is expected to cause interest expense incurred during 2006 to continue to be higher than comparable periods in the prior year or earlier quarters in the current year.

As more fully described in Note 11 to the accompanying consolidated condensed financial statements, we have received letters from an attorney claiming to represent holders of more than $109 million of the principal amount of our convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and other agreements relating to the ABC transaction. If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under Citadel Broadcasting Company’s Senior Credit Facility. In the event we were required to refinance our convertible subordinated notes, we would expect our interest expense to increase.

In the event the Company completes the Merger with ABC Radio described in the “Overview” section above, the Company expects to refinance Citadel Broadcasting Company’s Senior Credit Facility with the proceeds of the debt financing expected to be provided under the commitment described more fully in the “Liquidity and Capital Resources” section below, which will result in higher interest expense in future periods as a result of the increase in indebtedness resulting from the Merger.

Income Tax (Benefit) Expense

	June 30, 2006	June 30, 2005	$ Change
	(Amounts in millions)
Income tax (benefit) expense	$(43.5)	$15.1	$(58.6)

The income tax benefit in the quarter ended June 30, 2006 is primarily the result of the approximately $57.8 million deferred income tax benefit related to the asset impairment. This deferred benefit was adversely impacted by a partial write-off of non-deductible goodwill as a result of the asset impairment. Excluding the effects of the asset impairment, the effective tax rate for the three months ending June 30, 2006 was 45%. The effective tax rate in 2006 differs from the federal tax rate of 35% primarily due to state taxes and non-deducible compensation and other expenses. The effective tax rate of approximately 41% for the three months ending June 30, 2005 differed from the federal tax rate of 35% primarily due to state taxes and non-deductible expenses.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. SFAS No. 123R requires compensation cost to be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. Through June 30, 2006, the Company has recognized pre-tax compensation cost of $49.4 million and related deferred tax assets for such awards of $19.4 million on a cumulative basis. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in shareholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R) when the restrictions lapse or stock options are exercised or expire. As of June 30, 2006, the underlying fair value of equity awards since the date of grant have declined in value and, based on a preliminary analysis, the Company currently does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

Net (Loss) Income

We incurred a net loss for the quarter ended June 30, 2006 of $74.8 million, or $(0.67) per basic share, as compared to net income of $21.5 million, or $0.18 per basic share, for the same period in 2005. Included in net loss for the quarter ended June 30, 2006 was a non-cash asset impairment of $92.0 million, net of tax, or $(0.82) per basic share, related to the valuation of goodwill and intangible assets and approximately $3.9 million of non-cash stock-based compensation expense, net of tax, or $(0.04) per basic share.

Net (Loss) Income Per Share

Due to the decline in net income discussed above, basic income per share decreased by approximately $0.85, from income per basic share of $0.18 for the 2005 second quarter to loss per share of $(0.67) for the 2006 second quarter. During the three months ended June 30, 2006 and 2005, basic net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding. During the prior year quarter, diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the quarter ended June 30, 2005 include additional shares due to outstanding stock options and approximately 12.9 million shares related to our convertible notes.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Broadcasting Revenue

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$178.7	$173.5	$5.2	3.0%
National	27.8	28.4	(0.6)	-2.1%

Net broadcasting revenue	$206.5	$201.9	$4.6	2.3%

The increase in net broadcasting revenue of approximately $4.6 million, or 2.3%, was primarily due to higher revenues at the Company’s stations, including stations in Modesto, CA, Boise, ID, Lafayette, LA, Tucson, AZ and Birmingham, AL, offset by lower revenues in New Orleans, LA, Nashville, TN, Wilkes Barre, PA and Colorado Springs, CO. Local revenues increased by $5.2 million, or 3.0%, from 2005 to 2006, while national revenue was down $0.6 million.

Adoption of SFAS No. 123R and non-cash stock-based compensation expense

As discussed more fully above, we adopted SFAS No. 123R as of January 1, 2006 using the modified prospective approach.

Total share-based compensation expense recognized under SFAS No. 123R was $8.2 million on a pre-tax basis, with an associated tax benefit of $1.8 million for the six months ended June 30, 2006, or $(0.06), net of tax, per basic share.

The total impact of the adoption of SFAS No. 123R and total non-cash stock-based compensation expense recognized for the six months ended June 30, 2006 and 2005 is as follows:

	June 30, 2006	June 30, 2005	$ Change
	(Amounts in millions)
Non-cash stock-based compensation expense:
Cost of revenues	$1.0	$—	$1.0
Selling, general and administrative	1.3	—	1.3
Corporate general and administrative	5.9	0.6	5.3

Total non-cash stock-based compensation expense:	$8.2	$0.6	$7.6

Cost of Revenues

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$57.9	$55.8	$2.1	3.8%

Cost of revenues for the six months ended June 30, 2006 were up $2.1 million, or 3.8%, from the prior year quarter due in part to approximately $1.0 million of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R as discussed above. The remainder of the increase was principally attributable to higher technical and advertising and promotion costs at our existing stations, as well as programming costs related to our streaming initiative launched in the current period.

Selling, General and Administrative

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$61.7	$59.6	$2.1	3.5%

Selling, general and administrative expenses for the six months ended June 30, 2006 increased $2.1 million, or 3.5%, from the six months ended June 30, 2005. The most significant increase was $1.3 million of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R as discussed above. Additionally, increased sales costs at our existing stations and our streaming initiative were partially offset by decreased expenses in our New Orleans market due to Hurricane Katrina in August 2005.

Corporate General and Administrative

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$12.5	$7.2	$5.3	73.6%

Corporate general and administrative expenses increased $5.3 million, or 73.6%, from $7.2 million in the six months ended June 30, 2005 to $12.5 million for the same period of 2006. The increase was primarily due to the recognition of $5.3 million of additional non-cash stock-based compensation expense pursuant to SFAS No. 123R relating to grants of stock-based awards made to certain executives. As more fully discussed above, the amount of corporate general and administrative expense related to non-cash stock-based compensation expense is expected to continue to increase throughout 2006, based on equity awards granted as of June 30, 2006. The prior year non-cash stock-based compensation expense relates to stock options granted to our chief executive officer in March 2002 and shares of common stock issued to our chief executive officer in April 2002, and the expense was recognized over the vesting period of the options and shares applicable to each respective option and share tranche, which resulted in accelerated recognition of compensation expense. The corporate non-cash compensation expense related to these previous awards was fully expensed in the first quarter of 2005.

Depreciation and Amortization

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$10.2	$10.2	$—	0.0%
Amortization	0.8	1.1	(0.3)	-27.3%

Total depreciation and amortization	$11.0	$11.3	$(0.3)	-2.7%

Depreciation and amortization expense for the six months ended June 30, 2006 was consistent with prior year period.

Operating (Loss) Income

Operating income decreased by $154.0 million, from operating income of $67.6 million for the six months ended June 30, 2005 to an operating loss of $86.4 million for the six months ended June 30, 2006. The decrease was primarily due to a non-cash asset impairment recorded in the second quarter of 2006 of $149.8 million related to goodwill and intangible assets, as well as an increase of approximately $7.6 million of non-cash stock-based compensation expense.

Interest Expense, Net

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$15.3	$9.4	$5.9	62.8%

The increase in net interest expense of approximately $5.9 million, or 62.8%, was due to higher overall interest rates under Citadel Broadcasting Company’s senior debt during the six months ended June 30, 2006 as compared to the same period in 2005, as well as an increase in outstanding borrowings. The increase in outstanding borrowings was primarily the result of the repurchase of shares of outstanding common stock of the Company pursuant to its stock repurchase program since the prior year quarter. The Company’s stock repurchase program may result in additional borrowings under Citadel Broadcasting Company’s Senior Credit Facility, and this, in addition to higher overall interest rates, is expected to cause interest expense incurred during 2006 to continue to be higher than comparable periods in the prior year or earlier quarters in the current year.

As more fully discussed above, we have received letters from an attorney claiming to represent holders of more than $109 million of the principal amount of our convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letters allege that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and other agreements relating to the ABC transaction. If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under Citadel Broadcasting Company’s Senior Credit Facility. In the event we were required to refinance our convertible subordinated notes, we would expect our interest expense to increase.

Additionally, in the event the Company completes the Merger described in the “Overview” section above, the Company expects to refinance Citadel Broadcasting Company’s Senior Credit Facility with the proceeds of the debt financing expected to be provided under the commitment described more fully in the “Liquidity and Capital Resources” section below, which will result in higher interest expense in future periods as a result of the increase in indebtedness resulting from the Merger.

Income Tax (Benefit) Expense

	June 30, 2006	June 30, 2005	$ Change
	(Amounts in millions)
Income tax (benefit) expense	$(36.4)	$24.8	$(61.2)

The income tax benefit in the six-month period ended June 30, 2006 is primarily the result of the approximately $57.8 million deferred income tax benefit related to the asset impairment. This benefit was adversely impacted by a partial write-off of non-deductible goodwill as a result of the asset impairment. Excluding the effects of the asset impairment, the effective tax rate for the six months ending June 30, 2006 was 45%. The effective tax rate in 2006 differs from the federal tax rate of 35% primarily due to state taxes and non-deducible compensation and other expenses. The effective tax rate of approximately 43% for the six months ending June 30, 2005 differed from the federal tax rate of 35% primarily due to state taxes, the write-off of non-deducible goodwill associated with a radio station disposition and non-deductible expenses.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised, which is more fully described above. Through June 30, 2006, the Company has recognized pre-tax compensation cost of $49.4 million and $19.4 million in related deferred tax assets for such awards on a cumulative basis. As of June 30, 2006, the underlying fair value of equity awards since the date of grant have declined in value and, based on a preliminary analysis, the Company currently does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

Net (Loss) Income

We incurred a net loss of approximately $65.3 million, or $(0.58) per basic share, as compared to net income of $33.4 million, or $0.27 per basic share, for the same period in 2005, a decrease of $98.7 million. Included in net loss for the six months ended June 30, 2006 was a non-cash asset impairment of $92.0 million, net of tax, or $(0.82) per basic share, related to the valuation of goodwill and intangible assets and approximately $6.5 million of non-cash stock-based compensation expense, net of tax, or $(0.06) per basic share. Included in net income for the six months ended June 30, 2005 was approximately $0.4 million of non-cash stock-based compensation expense, net of tax, or $(0.01) per basic share, for the six months ended June 30, 2006.

Net (Loss) Income Per Share

Due to the decline in net income discussed above, basic income per share decreased by approximately $0.85, from income per basic share of $0.27 for the 2005 period to loss per share of $(0.58) for the 2006 period. During the six months ended June 30, 2006 and 2005, basic net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding. During the prior year six-month period, diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the quarter ended June 30, 2005 include additional shares due to outstanding stock options and approximately 12.9 million shares related to our convertible notes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations, undrawn commitments available under Citadel Broadcasting Company’s Senior Credit Facility (as more fully described in the “Subordinated Debt and Convertible Subordinated Notes” section below) and proceeds generated from the sale of our debt and equity securities.

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

Operating Activities

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Net cash provided by operating activities	$61.5	$60.2	$1.3	2.2%

Net cash provided by operating activities was $61.5 million for the first six months of 2006 compared to $60.2 million for the same period in 2005. The increase of approximately $1.3 million was primarily due to increase in net broadcasting revenues of $4.6 million, as well as changes in operating assets and liabilities of $4.3 million, partially offset by the overall increases in cost of revenues and selling, general and administrative expense of $1.9 million (excluding the increase of approximately $2.3 million representing non-cash stock-based compensation expense on a pre-tax basis) and in net interest expense of $5.9 million.

Investing Activities

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Net cash used in investing activities	$(24.2)	$(6.5)	$(17.7)	272.3%

Net cash used in investing activities was $24.2 million for the six months ended June 30, 2006 compared to $6.5 million for the six months ended June 30, 2005. In the second quarter of 2006, the Company acquired a note receivable for approximately $9.65 million, plus accrued and unpaid interest and fees. Additionally, during the six months ended June 30, 2006, approximately $13.2 million was used for acquisitions of radio stations and capital expenditures, which includes buildings, studio equipment, towers and transmitters, vehicles and other assets utilized in the operation of our stations, compared to $18.9 million for similar costs in the first six months of 2005, offset by proceeds from the sale of assets of $12.2 million.

Financing Activities

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in millions)
Net cash used in financing activities	$(36.0)	$(51.0)	$15.0	-29.4%

Net cash used in financing activities was $36.0 million for the six months ended June 30, 2006 compared to $51.0 million for the same period in 2005.

During the six months ended June 30, 2006 and 2005, we increased our net borrowings under Citadel Broadcasting Company’s senior debt by $76.5 million and $4.0 million, respectively, primarily to fund portions of the repurchases of our outstanding common stock and to complete the acquisition of radio stations.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. During the six months ended June 30, 2006, we entered into agreements to repurchase approximately 4.3 million shares of our common stock for an aggregate amount of approximately

$50.7 million. Cash paid for repurchases settled in the current six-month period was approximately $71.5 million. During the same period of 2005, we repurchased approximately 4.0 million shares of our common stock for an aggregate amount of approximately $54.9 million, substantially all of which was paid in cash as of June 30, 2005. As of July 31, 2006, we had entered into agreements to repurchase a total of approximately 24.1 million shares of our common stock for an aggregate amount of approximately $317.8 million under these repurchase programs. Additionally, we paid dividends to holders of our common stock during the 2006 second quarter in the amount of approximately $40.9 million.

Pursuant to the ABC Radio Merger Agreement, the Company is expected to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The base amount of the distribution is expected to be approximately $2.46 per share, subject to an upward adjustment (not to exceed $250 million in the aggregate) in the event that the market price of the Company’s common stock over a measurement period ending prior to the closing exceeds $12.68.

The Company has received a commitment from various lenders, which commitment is subject to customary conditions, to provide debt financing to the Company in connection with the Company’s payment of the special distribution, the refinancing of Citadel Broadcasting Company’s Senior Credit Facility, the refinancing of ABC Radio’s debt and the completion of the Merger. The Company is currently evaluating its commitment, and prior to the Merger closing date, it is reasonably possible the Company may need to obtain a new commitment, may need to obtain a material modification of its existing commitment, and may seek to obtain a modification of the ABC Radio Merger Agreement; however, there is no assurance that such modifications or changes may be obtained. In the event it is necessary to secure a material modification of the Company’s existing commitment or obtain a new commitment, there can be no assurance that financing can be obtained on terms acceptable to the Company or that we will be able to refinance Citadel Broadcasting Company’s Senior Credit Facility prior to the Merger closing date or to refinance the ABC Radio debt, in whole or in part, following the Merger closing date. See additional discussion of the Merger in the “Overview” section above.

During the six months ended June 30, 2006, we completed acquisitions of five radio stations for an aggregate cash purchase price of approximately $9.0 million. In the same period in 2005, we completed acquisitions of radio stations, including two stations in the Providence, RI market for a cash purchase price of approximately $14.7 million. We funded these acquisitions through cash flows from operating activities and borrowings under Citadel Broadcasting Company’s revolving credit facility.

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, capital expenditures and acquisitions of additional radio stations as discussed above. Our capital expenditures totaled $4.2 million during the six months ended June 30, 2006, as compared to $3.7 million during the six months ended June 30, 2005. For the fiscal year ending December 31, 2006, we estimate that capital expenditures necessary for our facilities will be approximately $10.0 million. We believe that cash flows from operating activities, together with availability under Citadel Broadcasting Company’s revolving credit facility, should be sufficient for us to fund our current operations for at least the next 12 months.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions, stock repurchases, dividends, or any of our other contractual or commercial commitments, including the refinancing of our convertible subordinated notes or Citadel Broadcasting Company’s Senior Credit Facility (as discussed in the “Subordinated Debt and Convertible Subordinated Notes” section below) and the ABC Radio debt described above, we intend to seek additional funding in the credit or capital markets, and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

Senior Debt

In August 2004, Citadel Broadcasting Company entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010.

Security and Guarantees. Our operating subsidiary, Citadel Broadcasting Company, is the primary borrower under its Senior Credit Facility. We have guaranteed the performance of Citadel Broadcasting Company thereunder. We have pledged to our lenders all of the equity interests in and intercompany notes issued by Citadel Broadcasting Company.

As of June 30, 2006, Citadel Broadcasting Company’s Senior Credit Facility consisted of the following:

	Commitment	Balance Outstanding (as of June 30, 2006)
	(in thousands)
Revolving credit facility	$600,000	$399,000

Availability. The amount available under Citadel Broadcasting Company’s Senior Credit Facility at June 30, 2006 was $201.0 million in the form of revolving credit commitments. This availability is reduced by approximately $2.8 million in letters of credit outstanding as of June 30, 2006.

Interest. At Citadel Broadcasting Company’s election, interest on any outstanding principal accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5%, in each case, plus a spread that ranges from 0.00% to 0.375%, depending on our leverage ratio; or (b) the Eurodollar rate (grossed-up for reserve requirements) plus a spread that ranges from 0.625% to 1.375%, depending on our leverage ratio.

Maturity and Amortization. The revolving loans are due in full on January 15, 2010.

Covenants. Citadel Broadcasting Company’s Senior Credit Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments, loans, enter into derivative contracts, or change the nature of our business.

In the event the Company completes the Merger described in the “Overview” section above, the Company expects to refinance Citadel Broadcasting Company’s Senior Credit Facility with the proceeds of the debt financing expected to be provided under the commitment described in the “Liquidity and Capital Resources” section above.

Citadel Broadcasting Company’s Senior Credit Facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. The covenant restricting the payment of dividends by Citadel Broadcasting Company, which is subject to a number of specific exceptions, as well as the covenants restricting transactions with affiliates and investments generally, limit the ability of Citadel Broadcasting Company to transfer funds to the Company. As of June 30, 2006, Citadel Broadcasting Company’s net assets would be restricted pursuant to its Senior Credit Facility; such restriction approximates our consolidated equity. As of June 30, 2006, these restrictions would not limit Citadel Broadcasting Company’s ability to borrow under its Senior Credit Facility to make distributions from such borrowings to the Company to meet its liquidity needs. At June 30, 2006, Citadel Broadcasting Company was in compliance with all covenants under its Senior Credit Facility.

Subordinated Debt and Convertible Subordinated Notes

On February 18, 2004, we sold 9,630,000 shares of our common stock at $19.00 per share, before underwriting discount of $0.66 per share. Additionally, we concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discount of approximately $6.6 million. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% Subordinated Debentures it issued in June 2001. The convertible subordinated notes are due 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion rate was adjusted to 39.7456 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.16 per share of common stock of the Company, effective immediately after November 30, 2005, as a result of the payment to shareholders of record on November 30, 2005 of a dividend on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to the dividend declared to shareholders of record on March 30, 2006 or June 30, 2006, and no adjustment will be made for the dividend declared to shareholders of record on October 5, 2006, since, in lieu of such adjustment, holders of our convertible notes will be entitled to the dividend amount upon conversion. We may redeem the notes at any time prior to maturity if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holder. Under certain circumstances set forth in the indenture, holders may require us to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the notes).

On February 21, 2006, we received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of our convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and from other agreements relating to the ABC Radio transaction. Specifically, the letter alleges that certain transactions and agreements contemplated by the ABC Radio Merger Agreement will or do constitute a fundamental change under the indenture. On April 24, 2006, we received a second letter from the same attorney claiming that we failed to cure the alleged defaults during the more than 60 days that elapsed since our receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the convertible subordinated notes, and the accrued and unpaid interest, due and payable immediately. We continue to believe that none of the transactions or agreements contemplated by the ABC Radio Merger Agreement nor the other agreements relating to the ABC Radio transaction will or do constitute a fundamental change under the indenture. Therefore, we do not believe that any event of default, as defined in the indenture, has occurred or is continuing and do not believe that any holders have a right to declare obligations under the convertible subordinated notes due and payable.

We have engaged in discussions with certain of the holders of convertible subordinated notes in an attempt to resolve these issues. Unable to resolve the matters, on July 17, 2006, we filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York. The complaint filed by the Company seeks a judgment declaring that the ABC Radio Merger Agreement and the other agreements relating to the ABC Radio transaction do not constitute a fundamental change for purposes of the indenture. After commencement of the above lawsuit, on July 27, 2006, The Bank of New York served notice of its resignation as the trustee under the indenture due to a perceived potential conflict of interest. The Company has begun the process of appointing a successor trustee, and upon the successor trustee delivering its acceptance, the resignation of The Bank of New York as trustee shall become effective.

If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under Citadel Broadcasting Company’s Senior Credit Facility. If the convertible subordinated notes or Citadel Broadcasting Company’s Senior Credit Facility were to become due and payable, we would seek additional funding in the credit or capital markets, and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. These estimates and assumptions relate in particular to the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets, and the determination of the allowance for estimated uncollectible accounts and notes receivable. We also use assumptions when determining the value of certain fully vested stock units and when employing the Black-Scholes valuation model to estimate the fair value of stock options. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable judgments. Actual results could differ from these estimates under different assumptions and conditions. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2005, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2005.

Contractual and Commercial Commitments

In August 2004, Citadel Broadcasting Company entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010. As of June 30, 2006, Citadel Broadcasting Company had $399.0 million outstanding under the revolving portion of its senior debt and the Company had $330.0 million outstanding under the Company’s convertible notes.

	Payments Due by Period
	(in millions)
Contractual Obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Senior debt and convertible subordinated notes	$729.0	$—	$—	$729.0	$—

There have been no other significant changes in our contractual and commercial commitments as of June 30, 2006 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

In connection with the Company’s prior acquisition of a radio station in Salt Lake City, UT, the Company entered into an Unconditional Guaranty Agreement, dated May 3, 2004, to guarantee up to $20.0 million of financing on behalf of the seller. As of December 31, 2005, the guarantee was reduced to $9.7 million. On February 3, 2006, the lender notified the seller of a default under its financing, and a demand was made by the lender for payment of the outstanding balance. On June 30, 2006, the Company entered into an agreement with the lender and acquired the note receivable for approximately $9.65 million, plus accrued and unpaid interest and fees from the lender. The note receivable is collateralized by the underlying station assets. As of June 30, 2006, the estimated fair value of the underlying collateral less cost to sell is expected to be at least equal to the carrying amount of the note receivable. As a result of acquiring the note, the Company has an attributable interest for FCC purposes in the underlying station and is presently negotiating terms with the seller for liquidating the station.

We have no other material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our credit agreement, which bears interest based on variable rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $399.0 million of variable rate debt that was outstanding as of June 30, 2006. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $3.9 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of June 30, 2006.

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

Based on their evaluation as of June 30, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Controls over Financial Reporting

As of June 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal actions and claims that arose in the ordinary course of our business. Management believes that such litigation and claims will be resolved without a material effect on our financial position, results of operations or cash flows.

See Item 1, Financial Statements, Note 11, as well as those matters discussed in Part II, Item 8, Financial Statements, Note 15 in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1, Financial Statements, Note 11 to Citadel Broadcasting Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 for more information regarding specific legal actions and claims brought against us, which information is incorporated by reference into this section.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes stock repurchase information for the quarter ended June 30, 2006.

REGISTRANT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2006 through April 30, 2006	684,100	$9.94	684,100	$87,394,692
May 1, 2006 through May 31, 2006	346,200	9.93	346,200	83,956,152
June 1, 2006 through June 30, 2006	55,000	9.49	55,000	83,434,060

Total	1,085,300	$9.91	1,085,300

Notes:

1)	On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of its outstanding common stock. No assurance can be given as to the time period over which the shares will be repurchased or as to whether and to what extent the share repurchase will be consummated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting held on May 24, 2006, a majority of the Company’s shareholders (i) elected Theodore J. Forstmann, Michael A. Miles, and Farid Suleman as directors, (ii) approved the material terms of the performance objectives that may apply to performance-based awards under the Citadel Broadcasting Corporation Amended and Restated 2002 Long-Term Incentive Plan (the “Plan”), (iii) approved the agreement to cancel certain fully vested stock options held by Mr. Suleman and to replace them with fully vested restricted stock units, and (iv) ratified the appointment of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending December 31, 2006.

The results of voting for the election of directors were as follows:

Director	For	Against	Broker Non-Votes	Abstain/Withheld
Theodore J. Forstmann	91,229,771	—	—	17,621,011
Michael A. Miles	93,793,763	—	—	15,057,019
Farid Suleman	101,269,545	—	—	7,581,237

The results of voting for the material terms of the performance objectives that may apply to performance-based awards under the Plan were as follows:

For	Against	Abstain	Non-Votes
102,558,656	297,810	9,433	5,984,883

The results of voting for the agreement to cancel certain fully vested stock options held by Mr. Suleman and to replace them with fully vested restricted stock units with deferred distribution dates were as follows:

For	Against	Abstain	Non-Votes
95,356,446	7,486,873	22,560	5,984,883

The results of voting for the appointment of Deloitte & Touche LLP for the fiscal year ending December 31, 2006 were as follows:

For	Against	Abstain	Non-Votes
108,697,584	144,145	9,053	—

ITEM 6. EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description
10.1	The Registrant’s Form of Restricted Stock Agreement under the Amended and Restated 2002 Long-Term Incentive Plan.

10.2	The Registrant’s Form of Stock Option Agreement under the Amended and Restated 2002 Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: August 9, 2006	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ ROBERT G. FREEDLINE
Robert G. Freedline
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	The Registrant’s Form of Restricted Stock Agreement under the Amended and Restated 2002 Long-Term Incentive Plan.

10.2	The Registrant’s Form of Stock Option Agreement under the Amended and Restated 2002 Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.