Form 10-Q
period 2006-09-30
CITADEL BROADCASTING CORP
filed 2006-11-09
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, net of shares held in treasury, there were 114,284,884 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

September 30, 2006

FORWARD-LOOKING INFORMATION

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Citadel Broadcasting Corporation and its subsidiaries (collectively the “Company”), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the U.S.; fluctuations in interest rates; changes in market conditions that could impair the Company’s goodwill or intangible assets; changes in industry conditions; changes in operating performance; changes in the Company’s dividend policy or stock repurchase programs; shifts in population and other demographics; changes in the level of competition for advertising dollars, technological changes and innovations; changes in governmental regulations and policies and actions of regulatory bodies; changes in tax rates; changes in capital expenditure requirements; the risk that the proposed business combination with ABC Radio may be delayed or not close or may be less favorable for the Company than originally expected; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,497	$4,220
Accounts receivable, net	79,825	75,037
Prepaid expenses and other current assets (including deferred income tax assets of $17,813 and $25,336 as of September 30, 2006 and December 31, 2005, respectively)	21,380	27,511

Total current assets	106,702	106,768
Property and equipment, net	82,657	86,076
FCC licenses	1,352,198	1,464,191
Goodwill	637,095	658,833
Other assets, net	29,995	17,457

Total assets	$2,208,647	$2,333,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$54,455	$84,773
Long-term liabilities:
Senior debt	410,000	322,500
Convertible subordinated notes (net of discount of $2,164 and $0 as of September 30, 2006 and December 31, 2005, respectively)	327,836	330,000
Other long-term liabilities, less current portion	21,779	22,296
Deferred income tax liabilities	265,128	299,057

Total liabilities	1,079,198	1,058,626

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at September 30, 2006 and December 31, 2005; no shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value – authorized, 500,000,000 shares at September 30, 2006 and December 31, 2005; issued, 138,276,712 and 133,752,212 shares at September 30, 2006 and December 31, 2005; outstanding, 114,284,884 and 114,026,626 shares at September 30, 2006 and December 31, 2005, respectively	1,383	1,338
Treasury stock, at cost, 23,991,828 and 19,725,586 shares at September 30, 2006 and December 31, 2005, respectively	(315,757)	(266,162)
Additional paid-in capital	1,578,798	1,641,370
Deferred compensation	—	(13,807)
Accumulated deficit	(134,975)	(88,040)

Total shareholders’ equity	1,129,449	1,274,699

Total liabilities and shareholders’ equity	$2,208,647	$2,333,325

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net broadcasting revenue	$112,517	$109,632	$318,970	$311,580

Operating Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	31,341	29,995	89,216	85,759
Selling, general and administrative	30,007	29,594	91,714	89,240
Corporate general and administrative	7,713	3,147	20,213	10,299
Local marketing agreement fees	320	369	947	1,402
Asset impairment	—	—	149,769	—
Depreciation and amortization	2,812	5,530	13,821	16,818
Other, net	(18)	157	(656)	(379)

Operating expenses	72,175	68,792	365,024	203,139

Operating income (loss)	40,342	40,840	(46,054)	108,441

Interest expense, net, including amortization of debt issuance costs of $460, $459, $1,378 and $1,379, respectively	8,615	5,677	23,913	15,067

Income (loss) before income taxes	31,727	35,163	(69,967)	93,374

Income tax expense (benefit)	13,361	14,654	(23,032)	39,463

Net income (loss)	$18,366	$20,509	$(46,935)	$53,911

Net income (loss) per share - basic	$0.16	$0.17	$(0.42)	$0.45

Net income (loss) per share - diluted	$0.15	$0.16	$(0.42)	$0.42

Dividends declared per share	$0.18	$—	$0.54	$—

Weighted average common shares outstanding:
Basic	111,378	117,582	111,546	120,804

Diluted	124,622	132,268	111,546	135,552

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(46,935)	$53,911
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,821	16,818
Asset impairment	149,769	—
Amortization of debt issuance costs	1,378	1,379
Gain on sale of assets	(562)	(404)
Deferred income taxes	(25,401)	37,171
Non-cash stock-based compensation expense	12,462	879
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,994)	(2,659)
Prepaid expenses and other current assets	(1,560)	(566)
Accounts payable, accrued liabilities and other liabilities	310	(4,726)

Net cash provided by operating activities	98,288	101,803

Cash flows from investing activities:
Capital expenditures	(7,135)	(6,070)
Cash paid to acquire stations	(18,369)	(44,781)
Purchase of a note receivable	(9,650)	—
Proceeds from sale of assets	522	12,388
Other assets, net	(4,470)	(511)

Net cash used in investing activities	(39,102)	(38,974)

Cash flows from financing activities:
Proceeds from senior debt	135,000	110,500
Principal payments on senior debt	(47,500)	(63,500)
Principal payments on other long-term liabilities	(262)	(412)
Repayment of shareholder notes	88	51
Exercise of stock options, net of costs incurred	—	(13)
Net repurchases of unvested shares of common stock	—	(67)
Purchase of shares held in treasury	(83,063)	(106,841)
Dividends paid to holders of common stock	(62,172)	—

Net cash used in financing activities	(57,909)	(60,282)

Net increase in cash and cash equivalents	1,277	2,547
Cash and cash equivalents, beginning of period	4,220	948

Cash and cash equivalents, end of period	$5,497	$3,495

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

Supplemental schedule of investing activities

The Company completed various radio station acquisitions during the nine months ended September 30, 2006 and 2005. In connection with these acquisitions, certain liabilities were assumed.

	Nine Months Ended September 30,
	2006	2005
Fair value of assets acquired	$18,374	$45,421
Cash paid to acquire stations	(18,369)	(44,781)

Liabilities assumed	$5	$640

	Nine Months Ended September 30,
	2006	2005
Supplemental schedule of cash flow information
Cash Payments:
Interest	$24,136	$14,615
Income taxes	1,742	2,196
Barter Transactions:
Equipment purchases through barter	188	309
Barter Revenue - included in gross broadcasting revenue	6,315	6,778
Barter Expenses - included in cost of revenues	6,051	6,622
Other Non-Cash Transactions:
Dividends declared but not paid	20,571	—
Fair value of derivative subordinated note instrument	2,164	—
Discount on convertible subordinated notes	2,164	—

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

On February 6, 2006, the Company and Alphabet Acquisition Corp., a wholly-owned subsidiary, entered into an Agreement and Plan of Merger (the “ABC Radio Merger Agreement”) with The Walt Disney Company (“TWDC”) and ABC Radio Holdings, Inc., formerly ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Merger”). Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, the Company will combine its business with ABC Radio, which includes 22 radio stations and the ABC Radio Network. The Merger and the issuance of shares of common stock of the Company in the Merger have been approved by written consent by holders of record of a majority of the Company’s common stock. The combination is structured as a reverse Morris Trust transaction. Prior to the Merger, TWDC will distribute ownership of ABC Radio to TWDC shareholders in either a spin-off or split-off transaction or a combination of the two. As of February 6, 2006, the transaction was expected to be valued at approximately $2.7 billion, which was comprised of $1.3 billion in Company common stock to be received by TWDC shareholders and cash to be retained by TWDC. The cash amount represents the proceeds of debt to be incurred by ABC Radio prior to the spin-off or split-off from TWDC, which debt is expected to be refinanced by the Company at or following the closing. The amount of the cash to be retained by TWDC is expected to be between $1.4 billion and $1.65 billion depending on the market price of the Company’s common stock over a measurement period ending prior to closing. Immediately after closing of the merger transactions and subject to adjustments described in the ABC Radio Merger Agreement, the former holders of TWDC common stock are expected to own at least 52% of the common stock of the combined company. In addition, under the circumstances described in the ABC Radio Merger Agreement, TWDC may elect to adjust the stock and debt components of the aggregate transaction value so that the percentage of Company common stock held by TWDC stockholders after the Merger would increase to 55% and the maximum amount of ABC Radio debt would decrease accordingly.

Pursuant to the ABC Radio Merger Agreement, the Company is also expected to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The base amount of the distribution is expected to be at least $2.46 per share, subject to an upward adjustment (not to exceed $231 million in the aggregate) in the event that the market price of the Company’s common stock over a measurement period ending prior to the closing exceeds $12.68.

The Company has received a commitment from various lenders, which commitment is subject to customary conditions, to provide debt financing to the Company in connection with the Company’s payment of the special distribution, the refinancing of Citadel Broadcasting Company’s Senior Credit Facility, the refinancing of ABC Radio’s debt and the completion of the Merger. The Company is currently evaluating its commitment, and prior to the Merger closing date, it is reasonably likely that the Company may need to obtain a new commitment or may need to obtain a material modification of its existing commitment; however, there is no assurance that such modifications or changes may be obtained. In the event it is necessary to secure a material modification of the Company’s existing commitment or obtain a new commitment, there can be no assurance that financing can be obtained on terms acceptable to the Company or that we will be able to pay the special distribution, refinance our existing debt (upon acceleration or otherwise) or refinance the ABC Radio debt, in whole or in part.

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

The Company and TWDC are currently involved in discussions to explore various modifications to the Merger Agreement and/or related documents. However, there can be no assurance that these discussions will result in any such modifications.

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

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform them to the current year presentation. Non-cash stock-based compensation expense has been reclassified.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when determining the value of certain fully vested stock units and when employing the Black-Scholes valuation model to estimate the fair value of stock options and the fair value of the derivative convertible subordinated note instrument. Actual results could differ significantly from those estimates.

Allowance for Estimated Uncollectible Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percent of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Trade receivables	$82,336	$77,954
Allowance for estimated uncollectible accounts	(2,511)	(2,917)

Accounts receivable, net	$79,825	$75,037

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective approach. See Note 2 for further detail regarding the adoption of this standard.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 155 on its consolidated financial condition and results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140. SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 156 will have a material impact on its consolidated financial condition and results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of the materiality assessment. The Company is currently evaluating the impact SAB 108 may have on its consolidated financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial condition and results of operations.

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

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. SFAS No. 123R requires compensation cost to be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. Through September 30, 2006, the Company has recognized pre-tax compensation cost of $53.6 million and related deferred tax assets for such awards of $20.5 million on a cumulative basis. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in shareholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R) when the restrictions lapse or stock options are exercised or expire. As of September 30, 2006, the underlying fair value of equity awards since the date of grant have declined in value and, based on a preliminary analysis, the Company currently does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

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

Total share-based compensation expense recognized under SFAS No. 123R was $4.2 million on a pre-tax basis, or $(0.03), net of tax, per basic share for the three months ended September 30, 2006 and $12.5 million on a pre-tax basis, or $(0.09), net of tax, per basic share, respectively, for the nine months ended September 30, 2006. The associated tax benefit for the three and nine months ended September 30, 2006 was $1.1 million and $2.9 million, respectively.

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

Had the fair value-based method as prescribed by SFAS No. 123 been applied, additional pre-tax compensation expense of $1.9 million and $6.1 million would have been recognized for the three and nine months ended September 30, 2005, respectively, and the effect on net income and net income per share would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Amounts in thousands, except per share amounts)
Net income applicable to common shares, as reported	$20,509	$53,911
Add: Corporate non-cash stock compensation expense	279	879
Deduct: Total stock-based employee compensation expense determined under fair value based method	(2,191)	(6,990)
Incremental tax impact	755	2,414

Net income applicable to common shares, pro forma	$19,352	$50,214

Basic net income per common share:
As reported	$0.17	$0.45
Pro forma	$0.16	$0.42

Diluted net income per common share:
As reported	$0.16	$0.42
Pro forma	$0.15	$0.39

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

Stock options are generally granted with an exercise price equal to the common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended September 30, 2006: risk-free interest rate of approximately 5%; dividend yield of approximately 7%; expected life of approximately six years; and volatility of approximately 27%. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended September 30, 2005: risk-free interest rate of approximately 4%; dividend yield of zero; expected life of approximately six years; and volatility of approximately 29%. During the three and nine months ended September 30, 2006, certain other options were cancelled due to employee terminations and the shares of common stock underlying those grants became available for future grants.

Effective September 20, 2005, the Company, pursuant to the Plan, granted to its chief executive officer 1,250,000 nonvested shares of common stock of the Company that initially vested in one-third installments annually, beginning on September 20, 2006. Deferred compensation of approximately $16.7 million determined based on the market price of the underlying stock at the date of grant was recorded and was being recognized as compensation expense over the vesting period of the shares. The balance of deferred compensation related to the unearned portion of this award as of January 1, 2006, which was reflected as a contra equity account, was eliminated against additional paid-in capital pursuant to SFAS No. 123R. On March 16, 2006, the compensation committee of the Company’s board of directors approved the modification of these 1,250,000 shares of nonvested stock to subject them to additional criteria based on the Company’s attainment of certain revenue-related performance objectives and to extend the applicable vesting dates to January 1, 2007, October 1, 2007 and October 1, 2008. Stockholder approval was obtained at the annual meeting of stockholders of the Company on May 24, 2006. The remaining unrecognized compensation as of the date of modification of approximately $11.7 million measured pursuant to SFAS No. 123R is being recognized on a straight-line basis over the longer of the requisite service period or performance period of the award, which is expected to be one to three years. Total unrecognized, pre-tax compensation cost related to these nonvested performance-vesting shares of the Company as of September 30, 2006 was approximately $9.2 million.

On March 16, 2006, the compensation committee also granted to the Company’s chief executive officer and certain other executive officers, 1,131,994 and 150,000, respectively, nonvested performance-vesting shares, which are also subject to the Company’s attainment of certain revenue-related performance objectives and continued employment, and vest in two equal annual installments beginning on March 16, 2007. The compensation committee also approved the cancellation of options to purchase 400,000 shares of common stock of the Company granted to the Company’s chief executive officer at an exercise price of $16.94 under the Plan on March 26, 2004. The Company obtained stockholder approval at the annual meeting of stockholders of the Company on May 24, 2006 for these grants and cancellations. The related incremental compensation cost of these awards determined based on the market price of the underlying stock at the date of grant is being recognized as expense on a straight-line basis over the longer of the requisite service period or performance period of the award, which is expected to be approximately two years. Total unrecognized, pre-tax compensation cost related to these nonvested performance-vesting shares of the Company as of September 30, 2006 was approximately $10.8 million.

Compensation cost has been recognized for share-based awards that vest upon satisfaction of service and performance criteria since, based on an analysis of historical performance and preliminary results for the nine months of 2006, management of the Company believes that the required service will be rendered and the performance condition specified in the nonvested performance-vesting shares will be achieved.

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

During May 2006, the Company granted to certain executive officers and members of the board of directors a total of 195,000 nonvested shares that vest in three equal annual installments. The related incremental compensation cost of these awards determined based on the market price of the underlying stock at the date of grant is being recognized as expense on a straight-line basis over the requisite service period. Total unrecognized, pre-tax compensation costs related to these nonvested shares as of September 30, 2006 was approximately $1.7 million.

During September 2006, the Company granted to certain employees, who are not executive officers or directors, a total of 179,500 nonvested shares that vest in three equal annual installments. The related incremental compensation cost of these awards determined based on the market price of the underlying stock at the date of grant is being recognized as expense on a straight-line basis over the requisite service period. Total unrecognized, pre-tax compensation costs related to these nonvested shares as of September 30, 2006 was approximately $1.6 million.

As of September 30, 2006, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the Plan was 2,613,666, not including shares underlying outstanding grants. Total unrecognized, pre-tax compensation cost related to nonvested stock options of the Company as of September 30, 2006 was approximately $3.9 million. This cost is expected to be recognized over a weighted average period of approximately two years.

The following table summarizes stock option activity for the Company, including options granted to the chief executive officer outside of the Plan:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options of Common Stock
Outstanding at January 1, 2006	9,169	$10.43	7.3
Granted	165	9.75
Exercised	—
Forfeited	(451)
Expired	(4,435)

Outstanding at September 30, 2006	4,448	15.85	7.5	$—

Exercisable at September 30, 2006	2,041	$16.61	7.0	$—

Activity related to shares of nonvested stock and nonvested stock units is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Unvested awards at January 1, 2006	1,250	$13.32
Granted	1,656	10.93
Awards vested	—	—
Forfeited	—	—

Unvested awards at September 30, 2006	2,906	$11.96

Shares of Nonvested Common Stock Units
Unvested awards at January 1, 2006	—	$—
Granted	2,868	11.33
Awards vested	(2,868)	11.33
Forfeited	—	—

Unvested awards at September 30, 2006	—	$—

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

In accordance with SFAS No. 142, the Company conducted an interim impairment test during the quarter ended June 30, 2006 for eleven of its forty-six reporting units, including New Orleans. The interim test was performed as a result of station dispositions in two markets becoming more likely than not and a change in management’s outlook of the Company’s expected growth in the remaining nine markets as a result of a reduction in these markets’ expected economic growth. The fair values for FCC licenses and goodwill for the reporting units were estimated using the income and market approach. The analysis resulted in a non-cash impairment charge in the second quarter of 2006 of $149.8 million on a pre-tax basis to reduce the carrying amount of FCC licenses and goodwill for nine of these reporting units, including the two markets with expected dispositions, to their respective estimated fair values. These nine reporting units were primarily located in the Gulf States, Southeast and Midwest geographic regions. On a consolidated basis, the Company’s balance in goodwill and FCC licenses after the impairment charge is approximately $1,989.3 million.

The eleven reporting units represented 33% and 37% of the recorded value of the Company’s consolidated FCC licenses and goodwill, respectively, prior to any asset impairment as of June 30, 2006. As more fully set forth in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, FCC licenses and goodwill represent a substantial portion of the Company’s total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the stations in the Company’s 46 markets. If actual market conditions for the respective reporting units are less favorable than those projected by the industry or the Company, including the forecasted economic recovery in the Company’s New Orleans market, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses and goodwill for the respective reporting unit below amounts reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods, which could have a material impact on the Company’s financial condition or results of operations.

The changes in the carrying amounts of FCC licenses and goodwill for the period from January 1, 2006 through September 30, 2006 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, January 1, 2006	$1,464,191	$658,833
Station acquisitions	16,038	—
Asset impairment	(128,031)	(21,738)

Balance, September 30, 2006	$1,352,198	$637,095

Definite-Lived Intangibles

The amount of amortization expense for definite-lived intangible assets was $0.2 million and $0.6 million for the three months ended September 30, 2006 and 2005, respectively, and $0.9 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, other assets, net on the accompanying consolidated balance sheet includes $2.2 million in unamortized definite-lived intangible assets. The Company estimates the following amount of amortization expense over the next five years related to definite-lived intangible assets: approximately $1.1 million for 2006 (including approximately $0.2 million in the remainder of 2006), approximately $0.3 million in 2007 and approximately $0.2 million in each of the three following years. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary from these amounts.

4. ACQUISITIONS AND DISPOSITIONS

Completed Acquisitions

During the nine months ended September 30, 2006, the Company completed acquisitions of six radio stations for an aggregate cash purchase price of approximately $18.4 million.

Pursuant to SFAS No. 142, the accompanying consolidated condensed balance sheets include the acquired assets and liabilities and the accompanying consolidated condensed statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

Below is a table that details the preliminary purchase price allocations for the acquisitions completed in the first nine months of 2006. The purchase price allocations were based upon information available as of September 30, 2006. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in these financial statements. Adjustments to the purchase price allocation are expected to be finalized in future quarters and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

Asset Description	Asset lives	Radio Station Acquisitions
Property and equipment, net	3-10 years	$2,000
FCC licenses	non-amortizing	16,038
Other intangibles, net	6 to 84 months	332
Other assets		4
Liabilities assumed		(5)

Total aggregate purchase price		$18,369

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

Below is a table that sets forth the rates and the amounts borrowed under Citadel Broadcasting Company’s senior debt as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Revolving Loan	$410,000	6.07 to 6.15%	$322,500	4.87 to 5.02%

The amount available under Citadel Broadcasting Company’s Senior Credit Facility at September 30, 2006 was $190.0 million in the form of revolving credit commitments. This availability is reduced by approximately $2.3 million in letters of credit outstanding as of September 30, 2006.

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

Citadel Broadcasting Company’s Senior Credit Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments or loans, enter into derivative contracts, or change the nature of its business. Citadel Broadcasting Company’s Senior Credit Facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. The covenant restricting the payment of dividends by Citadel Broadcasting Company, which is subject to a number of specific exceptions, as well as the covenants restricting transactions with affiliates and investments generally, limit the ability of Citadel Broadcasting Company to transfer funds to the Company. As of September 30, 2006, Citadel Broadcasting Company’s net assets would be restricted pursuant to its Senior Credit Facility; such restriction approximates the Company’s consolidated equity. As of September 30, 2006, these restrictions would not limit Citadel Broadcasting Company’s ability to borrow under its Senior Credit Facility to make distributions from such borrowings to the Company to meet its liquidity needs. At September 30, 2006, Citadel Broadcasting Company was in compliance with all covenants under its Senior Credit Facility.

See additional disclosure at Note 1. If Citadel Broadcasting Company’s Senior Credit Facility is not refinanced at or prior to the Merger, the debt thereunder could accelerate as a result of the Merger.

See additional discussion at Note 11.

7. SUBORDINATED DEBT AND CONVERTIBLE SUBORDINATED NOTES

On February 18, 2004, the Company sold 9,630,000 shares of common stock of the Company at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discounts of approximately $6.6 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of 6% Subordinated Debentures it issued in June 2001 (“6% Debentures”). The convertible subordinated notes are due February of 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion rate was adjusted to 39.7456 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.16 per share of common stock of the Company, effective immediately after November 30, 2005, as a result of the payment to shareholders of record on November 30, 2005 of a dividend on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to the dividends declared to shareholders of record on March 30, 2006 or June 30, 2006, and no adjustment will be made for the dividend declared to shareholders of record on October 5, 2006, since, in lieu of such adjustment, holders of the convertible notes will be entitled to the dividend amount upon conversion.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This derivative financial instrument is initially measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the option using the following assumptions: (1) February 15, 2011 as the term of the instrument, (2) 5% as the risk free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, (4) expected dividend yield of 0%, and (5) estimated volatility of 23% of the Company’s common stock price during the expected term which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial position and results of operations. The derivative liability estimated fair value of $2.2 million is classified as non current liability based on the expected maturity date of the convertible subordinated note.

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

On June 29, 2004 and November 3, 2004 the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of September 30, 2006, the Company had repurchased approximately 24.1 million shares of common stock for an aggregate amount of approximately $317.8 million under these repurchase programs. As of September 30, 2006, net of shares held in treasury, the Company had 114,284,884 shares of common stock outstanding.

Dividends

Beginning in the fourth quarter of 2005, the Company’s board of directors declared a quarterly dividend to holders of common stock of the Company. The fourth quarterly dividend of $0.18 per share of common stock of the Company was declared to shareholders of record as of October 5, 2006. The following table sets forth the cash dividends declared and paid in 2006 and 2005.

Record Date	Payment Date	Dividend Per Share
November 30, 2005	January 18, 2006	$0.18
March 30, 2006	April 18, 2006	0.18
June 30, 2006	July 18, 2006	0.18
October 5, 2006	October 20, 2006	0.18

Dividends paid during the three and nine months ended September 30, 2006 totaled $21.3 million and $62.2 million, respectively.

9. INCOME TAXES

The effective tax rate of approximately 42% for the three months ended September 30, 2006 differs from the federal tax rate of 35% primarily due to state taxes and non-deductible compensation and other expenses. The income tax benefit in the nine-month period ended September 30, 2006 is primarily the result of the approximately $57.8 million deferred income tax benefit related to the asset impairment (See Note 3). This benefit was adversely impacted by a partial write-off of non-deductible goodwill as a result of the asset impairment. Excluding the effects of the asset impairment, the effective tax rate for the nine months ending September 30, 2006 is 44%. The effective tax rate in 2006, exclusive of the effects of the asset impairment, differs from the federal tax rate of 35% primarily due to state taxes and non-deducible compensation and other expenses. The effective tax rate of approximately 42% for the three and nine months ending September 30, 2005, differed from the federal tax rate of 35% primarily due to state taxes and non-deductible expenses.

As more fully disclosed in the Company’s December 31, 2005 Form 10-K notes to its consolidated financial statements the Company has recognized a deferred tax asset for certain net operating loss carryforwards for federal and state income tax purposes. In the event that the Company completes the Merger described in Note 1, certain restrictions pursuant to section 382 of the United States tax code may limit the combined company’s ability to subsequently utilize these tax attributes following the merger. Upon completion of the merger, the Company will evaluate the deferred tax asset based on the operations of the combined company and determine whether a change in the valuation allowance is required.

10. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution, and for the three and nine months ended September 30, 2006 and 2005 is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. During the three months ended September 30, 2006 and the three and nine months ended September 30, 2005, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), (2) the effect of nonvested shares of common stock outstanding, and (3) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense, net of tax incurred, on the convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation.

The effects of the following items were excluded from the calculation of diluted net income (loss) per share for the nine months ended September 30, 2006 as their effect is antidilutive:

•	options to purchase approximately 4.5 million shares of common stock of the Company outstanding for the nine-month period ended September 30, 2006;

•	approximately 2.3 million nonvested shares of common stock outstanding for the nine-month period ended September 30, 2006, respectively; and

•	the conversion of the Company’s convertible subordinated notes into approximately 13.1 million shares of common stock of the Company, along with the related interest expense impact, net of tax, for the nine-month period ended September 30, 2006.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended September 30, 2006 and the three and nine months ended September 30, 2005:

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
(In thousands, except per share data)
NUMERATOR:
Income available to common shareholders	$18,366	$20,509	$53,911
Effect of dilutive securities:
Convertible subordinated notes	939	936	2,808

Numerator for net income per common share - diluted	$19,305	$21,445	$56,719

DENOMINATOR:
Weighted average common shares	111,378	117,582	120,804
Effect of dilutive securities:
Options	—	1,745	1,807
Nonvested shares	128	—	—
Convertible subordinated notes	13,116	12,941	12,941

Denominator for net income per common share - diluted	124,622	132,268	135,552

Net income per common share:
Net income - Basic	$0.16	$0.17	$0.45

Net income - Diluted	$0.15	$0.16	$0.42

Options to purchase approximately 4.4 million shares of common stock for the three months ended September 30, 2006 and approximately 5.1 million and 4.5 million shares of common stock for the three and nine months ended September 30, 2005 were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

11. COMMITMENTS AND CONTINGENCIES

In connection with the Company’s prior acquisition of a radio station in Salt Lake City, UT, the Company entered into an Unconditional Guaranty Agreement, dated May 3, 2004, to guarantee up to $20.0 million of financing on behalf of the seller. As of December 31, 2005, the guarantee was reduced to $9.7 million. On February 3, 2006, the lender notified the seller of a default under its financing, and a demand was made by the lender for payment of the outstanding balance. On June 30, 2006, the Company entered into an agreement with the lender and acquired the note receivable for approximately $9.65 million, plus accrued and unpaid interest and fees from the lender. The note receivable is collateralized by the underlying station assets. As of September 30, 2006, the estimated fair value of the underlying collateral less cost to sell is expected to be at least equal to the carrying amount of the note receivable. As a result of acquiring the note, the Company has an attributable interest for FCC purposes in the underlying station and is presently negotiating terms with the seller for liquidating the station.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

In February 2005, the Company received a subpoena from the Office of Attorney General of the State of New York as have several other radio broadcasting companies and record companies operating in the State of New York. These subpoenas were issued in connection with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations. The Company has cooperated with this investigation and continues to do so. In connection with this investigation, the New York Attorney General’s Office has entered into settlement agreements with certain record companies and one radio broadcasting company, which included both business practice reforms and financial penalties. The New York Attorney General’s Office previously announced that it may take action against a number of radio companies, including us. To date, no action has been taken against the Company. The FCC has announced increased enforcement activity in the area of sponsorship identification and payola, and on April 19, 2006, the Company received a letter of inquiry and request for information from the FCC. The Company has been cooperating with the FCC in this investigation and is currently in the process of reviewing and producing the information and documents requested by the FCC. At this time, it is not possible to determine the outcome of this increased activity.

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

The Company has engaged in discussions with certain of the holders of convertible subordinated notes in an attempt to resolve these issues. Unable to resolve the matters, however, on July 17, 2006, the Company filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York. The complaint filed by the Company seeks a judgment declaring that the ABC Radio Merger Agreement and the other agreements relating to the ABC Radio transaction do not constitute a fundamental change for purposes of the indenture. After commencement of the above lawsuit, on July 27, 2006, The Bank of New York served notice of its resignation as the trustee under the indenture due to a perceived potential conflict of interest. On September 1, 2006, Citadel, The Bank of New York and HSBC Bank USA, National Association (“HSBC”) entered into an Agreement of Resignation, Appointment and Acceptance with respect to Citadel’s convertible subordinated notes. Pursuant to the terms of that agreement, The Bank of New York resigned as trustee under the indenture, dated as of February 18, 2004, between Citadel and The Bank of New York, relating to the convertible subordinated notes, and HSBC accepted its appointment as trustee under the indenture and assumed all of the rights, powers, trusts and duties of The Bank of New York thereunder. On September 15, 2006, Citadel received a letter from the same attorney described in the preceding paragraph purporting to notify Citadel that, pursuant to Section 8.08 of the indenture governing the convertible subordinated notes, the beneficial owners of a majority in aggregate principal amount of Citadel’s outstanding convertible subordinated notes had (i) removed HSBC as trustee under that indenture by an Instrument of Removal, dated September 13, 2006, and (ii) appointed Wilmington Trust Company as replacement successor trustee, by separate Instrument of Appointment of Replacement Successor Trustee, dated as of September 13, 2006.

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

12. SUBSEQUENT EVENT

Subsequent to September 30, 2006, the Company entered into an agreement to sell two radio stations for a sales price of approximately $4.0 million.

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

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the U.S.; fluctuations in interest rates; changes in market conditions that could impair Citadel’s goodwill or intangible assets; changes in industry conditions; changes in operating performance; changes in the Company’s dividend policy or stock repurchase programs; shifts in population and other demographics; changes in the level of competition for advertising dollars, technological changes and innovations; changes in governmental regulations and policies and actions of regulatory bodies; changes in tax rates; changes in capital expenditure requirements; the risk that the proposed business combination with ABC Radio may be delayed or not close or may be less favorable for the Company than originally expected; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

Overview

Citadel is the sixth largest radio broadcasting company in the United States based on net broadcasting revenue. As of October 31, 2006, we owned and operated 165 FM and 58 AM radio stations in 46 markets located in 24 states across the country. We have a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market.

On February 6, 2006, we and Alphabet Acquisition Corp., a wholly owned subsidiary, entered into an Agreement and Plan of Merger (the “ABC Radio Merger Agreement”) with The Walt Disney Company (“TWDC”) and ABC Radio Holdings, Inc., formerly ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly owned subsidiary of TWDC (the “Merger”). Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, we will combine our business with ABC Radio, which includes 22 radio stations and the ABC Radio Network. The combination is structured as a reverse Morris Trust transaction. Prior to the Merger, TWDC will distribute ownership of ABC Radio to TWDC shareholders in either a spin-off or split-off transaction or a combination of the two. As of February 6, 2006, the transaction was expected to be valued at approximately $2.7 billion, which was comprised of $1.3 billion in Company common stock to be received by TWDC shareholders and cash to be retained by TWDC. The cash amount represents the proceeds of debt to be incurred by ABC Radio prior to the spin-off or split-off from TWDC, which debt is expected to be refinanced by the Company at or following the closing. The amount of the cash to be retained by TWDC is expected to be between $1.4 billion and $1.65 billion depending on the market price of the Company’s common stock over a measurement period ending prior to closing. Immediately after closing of the merger transactions and subject to adjustments described in the ABC Radio Merger Agreement, the former holders of TWDC common stock are expected to own at least 52% of the common stock of the combined company. In addition, under the circumstances described in the ABC Radio Merger Agreement, TWDC may elect to adjust the stock and debt components of the aggregate transaction value so that the percentage of Company common stock held by TWDC stockholders after the Merger would increase to 55% and the maximum amount of ABC Radio debt would decrease accordingly.

Pursuant to the ABC Radio Merger Agreement, the Company is also expected to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The base amount of the distribution is expected to be at least $2.46 per share, subject to an upward adjustment (not to exceed $231 million in the aggregate) in the event that the market price of the Company’s common stock over a measurement period ending prior to the closing exceeds $12.68.

The Company has received a commitment from various lenders, which commitment is subject to customary conditions, to provide debt financing to the Company in connection with the Company’s payment of the special distribution, the refinancing of Citadel Broadcasting Company’s Senior Credit Facility, the refinancing of ABC Radio’s debt and the completion of the Merger. The Company is currently evaluating its commitment, and prior to the Merger closing date, it is reasonably likely that the Company may need to obtain a new commitment or may need to obtain a material modification of its existing commitment; however, there is no assurance that such modifications or changes may be obtained. In the event it is necessary to secure a material modification of the Company’s existing commitment or obtain a new commitment, there can be no assurance that financing can be obtained on terms acceptable to the Company or that we will be able to pay the special distribution, refinance our existing debt (upon acceleration or otherwise) or to refinance the ABC Radio debt, in whole or in part.

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

The Company and TWDC are currently involved in discussions to explore various modifications to the Merger Agreement and/or related documents. However, there can be no assurance that these discussions will result in any such modifications.

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

The fair value of FCC licenses for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include but not be limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a reporting unit basis are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a reporting unit basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given market, the carrying amount of FCC license in that market is reduced to its estimated fair value and such reduction may have a material impact on the Company’s consolidated financial condition or results of operations.

The Company’s impairment testing for goodwill in each of its markets is also performed annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. This evaluation is determined based primarily on discounted expected cash flows to be generated from each market. If the carrying amount of the goodwill is greater than the estimated fair value in a given market, the carrying amount of goodwill in that market is reduced to its estimated fair value and such reduction may have a material impact on the Company’s consolidated financial condition or results of operations.

The Company’s New Orleans market sustained damage as a result of Hurricane Katrina in August 2005 and the subsequent flooding of the area. All of the Company’s radio stations resumed operations during the first quarter of 2006.

In accordance with SFAS No. 142, the Company conducted an interim impairment test during the quarter ended June 30, 2006 for eleven of its forty-six reporting units, including New Orleans. The interim test was performed as a result of station dispositions in two markets becoming more likely than not and a change in management’s outlook of the Company’s expected growth in the remaining nine markets as a result of a reduction in these markets’ expected economic growth. The fair values for FCC licenses and goodwill for the reporting units were estimated using the income and market approach. The analysis resulted in a non-cash impairment charge in the second quarter of 2006 of $149.8 million on a pre-tax basis, or $(0.82) per basic share, to reduce the carrying amount of FCC licenses and goodwill for nine of these reporting units, including the two markets with expected dispositions, to their respective estimated fair values. These nine reporting units were primarily located in the Gulf States, Southeast and Midwest geographic regions. On a consolidated basis, the Company’s balance in goodwill and FCC licenses after the impairment charge is approximately $1,989.3 million.

The eleven reporting units represented 33% and 37% of the recorded value of our consolidated FCC licenses and goodwill, respectively, prior to any asset impairment as of June 30, 2006. As more fully set forth in the Company’s “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, FCC licenses and goodwill represent a substantial portion of our total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the stations in our 46 markets. If actual market conditions for the respective reporting units are less favorable than those projected by the industry or us, including the forecasted economic recovery in our New Orleans market, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses and goodwill for the respective reporting unit below amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition or results of operations.

Based on intangible assets currently held by us and the preliminary allocation of the aggregate purchase price of acquisitions completed during the nine months ended September 30, 2006, excluding non-cash impairment effects, if any, we expect the total amortization expense incurred in future periods will continue to decrease due to the remaining weighted-average useful amortization period of intangible assets subject to amortization.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Broadcasting Revenue

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$96.2	$95.0	$1.2	1.3%
National	16.3	14.6	1.7	11.6%

Net broadcasting revenue	$112.5	$109.6	$2.9	2.6%

The increase in net broadcasting revenue of approximately $2.9 million, or 2.6%, was primarily due to higher revenues from certain of our existing stations, including stations in Salt Lake City, UT, Modesto, CA, Tucson, AZ, New Orleans, LA and Reno, NV, partially offset by lower revenues in Baton Rouge, LA, Buffalo, NY and Little Rock, AR. Local and national revenues increased by $1.2 million, or 1.3%, and $1.7 million, or 11.6%, respectively, from 2005 to 2006.

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

The estimated annual non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R for equity awards granted as of September 30, 2006 is expected to be approximately $16.7 million for the year ending December 31, 2006, most of which is expected to relate to corporate general and administrative expenses. Total share-based compensation expense recognized under SFAS No. 123R was $4.2 million on a pre-tax basis, with an associated tax benefit of $1.1 million, for the three months ended September 30, 2006, or $(0.03), net of tax, per basic share. Total unrecognized, pre-tax compensation cost related to nonvested stock options of the Company as of September 30, 2006 was approximately $3.9 million. This cost is expected to be recognized over a weighted average period of approximately two years. Total unrecognized, pre-tax compensation cost related to nonvested performance-vesting shares of the Company as of September 30, 2006 was approximately $23.4 million measured pursuant to SFAS No. 123R and is being recognized on a straight-line basis over the longer of the requisite service period or performance period of the award, which is expected to be approximately two to three years.

The total impact of the adoption of SFAS No. 123R and total non-cash stock-based compensation expense recognized for the three months ended September 30, 2006 and 2005 is as follows:

	September 30, 2006	September 30, 2005	$ Change
	(Amounts in millions)
Non-cash stock-based compensation expense:
Cost of revenues	$0.4	$—	$0.4
Selling, general and administrative	0.6	—	0.6
Corporate general and administrative	3.2	0.3	2.9

Total non-cash stock-based compensation expense:	$4.2	$0.3	$3.9

Cost of Revenues

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$31.3	$30.0	$1.3	4.3%

Cost of revenues for the three months ended September 30, 2006 were up $1.3 million, or 4.3%, from the prior year quarter due in part to approximately $0.4 million of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R as discussed above. The remainder of the increase was principally attributable to higher programming, technical and advertising and promotion costs at our existing stations.

Selling, General and Administrative

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$30.0	$29.6	$0.4	1.4%

Selling, general and administrative expenses for the three months ended September 30, 2006 increased $0.4 million, or 1.4%, from the three months ended September 30, 2005. The most significant increase was $0.6 million of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R as discussed above.

Corporate General and Administrative

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$7.7	$3.1	$4.6	148.4%

Corporate general and administrative expenses increased $4.6 million, or 148.4%, from $3.1 million in the third quarter of 2005 to $7.7 million in the third quarter of 2006. The increase was primarily due to the recognition of $3.2 million of additional non-cash stock-based compensation expense pursuant to SFAS No. 123R relating to grants of stock-based awards made to certain executives, employees and members of the board of directors. Corporate general and administrative expenses were also impacted by higher legal costs related to FCC payola and ABC Radio related matters. As more fully discussed above, the amount of corporate general and administrative expense related to non-cash stock-based compensation expense in 2006 is expected to be higher than comparable periods in the prior year, based on equity awards granted as of September 30, 2006.

Depreciation and Amortization

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$2.6	$4.9	$(2.3)	-46.9%
Amortization	0.2	0.6	(0.4)	-66.7%

Total depreciation and amortization	$2.8	$5.5	$(2.7)	-49.1%

Depreciation and amortization expense of $2.8 million in the third quarter of 2006 decreased $2.7 million, or 49.1%, from $5.5 million in the third quarter of 2005. This decrease in depreciation and amortization is primarily due to a reduction in depreciation expense related to the Company’s towers, transmitters and studio equipment that were recorded as part of the acquisition of the Company in June 2001as these assets are now substantially fully depreciated.

Operating Income

Operating income decreased by $.5 million, from $40.8 million for the three months ended September 30, 2005 to $40.3 million for the three months ended September 30, 2006. The decrease was primarily due to increases in non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R, station operating expenses and corporate general and administrative expenses offset by an increase in net revenues and a decrease in depreciation and amortization expense.

Interest Expense, Net

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$8.6	$5.7	$2.9	50.9%

The increase in net interest expense of approximately $2.9 million, or 50.9%, was due to higher overall interest rates under Citadel Broadcasting Company’s senior debt during the quarter ended September 30, 2006 as compared to the same period in 2005, as well as an increase in outstanding borrowings. The increase in outstanding borrowings was primarily the result of the repurchase of shares of outstanding common stock of the Company pursuant to its stock repurchase program since the prior year quarter. The Company’s stock repurchase program may result in additional borrowings under Citadel Broadcasting Company’s Senior Credit Facility, and this, in addition to higher overall interest rates, is expected to cause interest expense incurred during 2006 to continue to be higher than comparable periods in the prior year or earlier quarters in the current year.

As more fully described in Note 11 to the accompanying consolidated condensed financial statements, we have received letters from an attorney claiming to represent holders of more than $109 million of the principal amount of our convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and other agreements relating to the ABC transaction. If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under Citadel Broadcasting Company’s Senior Credit Facility. In the event we were required to refinance our convertible subordinated notes, we would expect our interest expense to increase significantly.

In the event the Company completes the Merger with ABC Radio described in the “Overview” section above, the Company expects to refinance Citadel Broadcasting Company’s Senior Credit Facility with the proceeds of the debt financing expected to be provided under the commitment described more fully in the “Liquidity and Capital Resources” section below, which will result in substantially higher interest expense in future periods as a result of the increase in indebtedness resulting from the Merger.

Income Tax Expense

	September 30, 2006	September 30, 2005	$ Change
	(Amounts in millions)
Income tax expense	$13.4	$14.7	$(1.3)

The effective tax rate of approximately 42% for the three months ended September 30, 2006 differs from the federal tax rate of 35% primarily due to state taxes and non-deductible compensation and other expenses. The effective tax rate of approximately 42% for the three months ending September 30, 2005 differed from the federal tax rate of 35% primarily due to state taxes and non-deductible expenses.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. SFAS No. 123R requires compensation cost to be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. Through September 30, 2006, the Company has recognized pre-tax compensation cost of $53.6 million and related deferred tax assets for such awards of $20.5 million on a cumulative basis. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in shareholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R) when the restrictions lapse or stock options are exercised or expire. As of September 30, 2006, the underlying fair value of equity awards since the date of grant have declined in value and, based on a preliminary analysis, the Company currently does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

As more fully disclosed in the Company’s December 31, 2005 Form 10-K notes to its consolidated financial statements the Company has recognized a deferred tax asset for certain net operating loss carryforwards for federal and state income tax purposes. In the event that the Company completes the Merger described in Note 1, certain restrictions pursuant to section 382 of the United States tax code may limit the combined company’s ability to subsequently utilize these tax attributes following the merger. Upon completion of the merger, the Company will evaluate the deferred tax asset based on the operations of the combined company and determine whether a change in the valuation allowance is required.

Net Income

Net income decreased by approximately $2.1 million to $18.4 million, or $0.16 per basic share, for the three months ended September 30, 2006 compared to $20.5 million, or $0.17 per basic share, for the three months ended September 30, 2005 as a result of the factors described above. The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This derivative financial instrument is measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The underlying valuation assumptions used to measure the estimated fair value of derivative financial instrument liability are susceptible to changes in estimates. These changes in estimates may result in a significant fluctuation in the fair value of the derivative financial instrument liability and may give rise to a significant fluctuation in net income.

Net Income Per Share

Due to the decline in net income discussed above, basic income per share decreased by approximately $0.01, from income per basic share of $0.17 for the 2005 third quarter to $0.16 for the 2006 third quarter. During the three months ended September 30, 2006 and 2005, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the quarters ended September 30, 2006 and 2005 include additional shares due to outstanding stock options and nonvested shares of approximately 0.1 million shares and 1.7 million shares, respectively, and approximately 13.1 million shares and 12.9 million shares, respectively, related to our convertible notes, as the computation of diluted shares assumes the notes are converted into shares as of the beginning of the period.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Broadcasting Revenue

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$274.8	$268.5	$6.3	2.3%
National	44.2	43.1	1.1	2.6%

Net broadcasting revenue	$319.0	$311.6	$7.4	2.4%

The increase in net broadcasting revenue of approximately $7.4 million, or 2.4%, was primarily due to higher revenues at the Company’s stations, including stations in Modesto, CA, Boise, ID, Tucson, AZ, Lafayette, LA and Salt Lake City, UT, offset by lower revenues in New Orleans, LA, Nashville, TN, Little Rock, AR and Buffalo, NY. Local and national revenues increased by $6.3 million, or 2.3% and $1.1 million, or 2.6%, respectively, from 2005 to 2006.

Adoption of SFAS No. 123R and non-cash stock-based compensation expense

As discussed more fully above, we adopted SFAS No. 123R as of January 1, 2006 using the modified prospective approach.

Total share-based compensation expense recognized under SFAS No. 123R was $12.5 million on a pre-tax basis, with an associated tax benefit of $2.9 million for the nine months ended September 30, 2006, or $(0.09), net of tax, per basic share.

The total impact of the adoption of SFAS No. 123R and total non-cash stock-based compensation expense recognized for the nine months ended September 30, 2006 and 2005 is as follows:

	September 30, 2006	September 30, 2005	$ Change
	(Amounts in millions)
Non-cash stock-based compensation expense:
Cost of revenues	$1.5	$—	$1.5
Selling, general and administrative	1.8	—	1.8
Corporate general and administrative	9.2	0.9	8.3

Total non-cash stock-based compensation expense:	$12.5	$0.9	$11.6

Cost of Revenues

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$89.2	$85.8	$3.4	4.0%

Cost of revenues for the nine months ended September 30, 2006 were up $3.4 million, or 4.0%, from the prior year due in part to approximately $1.5 million of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R as discussed above. The remainder of the increase was principally attributable to higher programming, technical and advertising and promotion costs at our existing stations, as well as programming costs related to our streaming initiative.

Selling, General and Administrative

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$91.7	$89.2	$2.5	2.8%

Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $2.5 million, or 2.8%, from the nine months ended September 30, 2005. The most significant increase was $1.8 million of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R as discussed above. Additionally, increased sales costs at our existing stations and our streaming initiative were partially offset by decreased expenses in our New Orleans market due to Hurricane Katrina in August 2005.

Corporate General and Administrative

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$20.2	$10.3	$9.9	96.1%

Corporate general and administrative expenses increased $9.9 million, or 96.1%, from $10.3 million in the nine months ended September 30, 2005 to $20.2 million for the same period of 2006. The increase was primarily due to the recognition of $8.3 million of additional non-cash stock-based compensation expense pursuant to SFAS No. 123R relating to grants of stock-based awards made to certain executives, employees and members of the board of directors. Corporate general and administrative expenses were also impacted by higher legal costs related to FCC payola and ABC Radio related matters. As more fully discussed above, the amount of corporate general and administrative expense related to non-cash stock-based compensation expense in 2006 is expected to be higher than comparable periods in the prior year, based on equity awards granted as of September 30, 2006. The prior year non-cash stock-based compensation expense relates to stock options granted to our chief executive officer in March 2002 and shares of common stock issued to our chief executive officer in April 2002, and the expense was recognized over the vesting period of the options and shares applicable to each respective option and share tranche, which resulted in accelerated recognition of compensation expense. The corporate non-cash compensation expense related to these previous awards was fully expensed in the first quarter of 2005.

Depreciation and Amortization

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$12.9	$15.1	$(2.2)	-14.6%
Amortization	0.9	1.7	(0.8)	-47.1%

Total depreciation and amortization	$13.8	$16.8	$(3.0)	-17.9%

Depreciation and amortization expense of $13.8 million for the nine months ended September 30, 2006 decreased $3.0 million, or 17.9%, from $16.8 million in the nine months ended September 30, 2005. This decrease in depreciation and amortization is primarily due to a reduction in depreciation expense related to the Company’s towers, transmitters and studio equipment that were recorded as part of the acquisition of the Company in June 2001 as these assets are now substantially fully depreciated.

Operating (Loss) Income

Operating income decreased by $154.5 million, from operating income of $108.4 million for the nine months ended September 30, 2005 to an operating loss of $46.1 million for the nine months ended September 30, 2006. The decrease was primarily due to a non-cash asset impairment recorded in the second quarter of 2006 of $149.8 million related to goodwill and intangible assets, as well as an increase of approximately $11.6 million of non-cash stock-based compensation expense partially offset by a decrease in depreciation and amortization expense of $3.0 million.

Interest Expense, Net

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$23.9	$15.1	$8.8	58.3%

The increase in net interest expense of approximately $8.8 million, or 58.3%, was due to higher overall interest rates under Citadel Broadcasting Company’s senior debt during the nine months ended September 30, 2006 as compared to the same period in 2005, as well as an increase in outstanding borrowings. The increase in outstanding borrowings was primarily the result of the repurchase of shares of outstanding common stock of the Company pursuant to its stock repurchase program since the prior year quarter. The Company’s stock repurchase program may result in additional borrowings under Citadel Broadcasting Company’s Senior Credit Facility, and this, in addition to higher overall interest rates, is expected to cause interest expense incurred during 2006 to continue to be higher than comparable periods in the prior year or earlier quarters in the current year.

As more fully discussed above, we have received letters from an attorney claiming to represent holders of more than $109 million of the principal amount of our convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letters allege that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and other agreements relating to the ABC transaction. If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under Citadel Broadcasting Company’s Senior Credit Facility. In the event we were required to refinance our convertible subordinated notes, we would expect our interest expense to increase significantly.

Additionally, in the event the Company completes the Merger described in the “Overview” section above, the Company expects to refinance Citadel Broadcasting Company’s Senior Credit Facility with the proceeds of the debt financing expected to be provided under the commitment described more fully in the “Liquidity and Capital Resources” section below, which will result in substantially higher interest expense in future periods as a result of the increase in indebtedness resulting from the Merger.

Income Tax (Benefit) Expense

	September 30, 2006	September 30, 2005	$ Change
	(Amounts in millions)
Income tax (benefit) expense	$(23.0)	$39.5	$(62.5)

The income tax benefit in the nine-month period ended September 30, 2006 is primarily the result of the approximately $57.8 million deferred income tax benefit related to the asset impairment (See Note 3). This benefit was adversely impacted by a partial write-off of non-deductible goodwill as a result of the asset impairment. Excluding the effects of the asset impairment, the effective tax rate for the nine months ending September 30, 2006 is 44%. The effective tax rate in 2006, exclusive of the effects of the asset impairment, differs from the federal tax rate of 35% primarily due to state taxes and non-deducible compensation and other expenses. The effective tax rate of approximately 42% for the nine months ending September 30, 2005 differed from the federal tax rate of 35% primarily due to state taxes and non-deductible expenses.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised, which is more fully described above. Through September 30, 2006, the Company has recognized pre-tax compensation cost of $53.6 million and

$20.5 million in related deferred tax assets for such awards on a cumulative basis. As of September 30, 2006, the underlying fair value of equity awards since the date of grant have declined in value and, based on a preliminary analysis, the Company currently does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

As more fully disclosed in the Company’s December 31, 2005 Form 10-K notes to its consolidated financial statements the Company has recognized a deferred tax asset for certain net operating loss carryforwards for federal and state income tax purposes. In the event that the Company completes the Merger described in Note 1, certain restrictions pursuant to section 382 of the United States tax code may limit the combined company’s ability to subsequently utilize these tax attributes following the merger. Upon completion of the merger, the Company will evaluate the deferred tax asset based on the operations of the combined company and determine whether a change in the valuation allowance is required.

Net (Loss) Income

We incurred a net loss of approximately $46.9 million, or $(0.42) per basic share, as compared to net income of $53.9 million, or $0.45 per basic share, for the same period in 2005. Included in net loss for the nine months ended September 30, 2006 was a non-cash asset impairment of $92.0 million, net of tax, or $(0.82) per basic share, related to the valuation of goodwill and intangible assets and approximately $9.6 million of non-cash stock-based compensation expense, net of tax, or $(0.09) per basic share. Included in net income for the nine months ended September 30, 2005 was approximately $0.5 million of non-cash stock-based compensation expense, net of tax, or $(0.00) per basic share. The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This derivative financial instrument is measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The underlying valuation assumptions used to measure the estimated fair value of derivative financial instrument liability are susceptible to changes in estimates. These changes in estimates may result in a significant fluctuation in the fair value of the derivative financial instrument liability and may give rise to a significant fluctuation in net income.

Net (Loss) Income Per Share

Due to the decline in net income discussed above, basic income per share decreased by approximately $0.87, from income per basic share of $0.45 for the 2005 period to loss per share of $(0.42) for the 2006 period. During the nine months ended September 30, 2006 and 2005, basic net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding. During the nine months ended September 30, 2005, diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the period ended September 30, 2005 include additional shares of approximately 1.8 million due to outstanding stock options and approximately 12.9 million shares related to our convertible notes.

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

Operating Activities

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Net cash provided by operating activities	$98.3	$101.8	$(3.5)	-3.4%

Net cash provided by operating activities was $98.3 million for the first nine months of 2006 compared to $101.8 million for the same period in 2005. The decrease of approximately $3.5 million was primarily due to overall increases in cost of revenues and selling, general and administrative expense of $4.3 million (excluding the increase of approximately $11.6 million representing non-cash stock-based compensation expense on a pre-tax basis) and in net interest expense of $8.8 million, partially offset by an increase in net broadcasting revenues of $7.4 million, as well as an increase in changes in operating assets and liabilities of $1.7 million.

Investing Activities

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Net cash used in investing activities	$(39.1)	$(39.0)	$(0.1)	0.3%

Net cash used in investing activities for the nine months ended September 30, 2006 was consistent with the prior year period.

Financing Activities

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in millions)
Net cash used in financing activities	$(57.9)	$(60.3)	$2.4	-4.0%

Net cash used in financing activities was $57.9 million for the nine months ended September 30, 2006 compared to $60.3 million for the same period in 2005.

During the nine months ended September 30, 2006 and 2005, we increased our net borrowings under Citadel Broadcasting Company’s senior debt by $87.5 million and $47.0 million, respectively, primarily to fund portions of the repurchases of our outstanding common stock.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. During the nine months ended September 30, 2006, we entered into agreements to repurchase approximately 4.3 million shares of our common stock for an aggregate amount of approximately $50.7 million. Cash paid for repurchases settled in the current nine-month period was approximately $83.1 million. During the same period of 2005, we repurchased approximately 8.3 million shares of our common stock for an aggregate amount of approximately $106.8 million. Additionally, we paid dividends to holders of our common stock during the first nine months of 2006 in the amount of approximately $62.2 million.

Pursuant to the ABC Radio Merger Agreement, the Company is also expected to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The base amount of the distribution is expected to be at least $2.46 per share, subject to an upward adjustment (not to exceed $231 million in the aggregate) in the event that the market price of the Company’s common stock over a measurement period ending prior to the closing exceeds $12.68.

The Company has received a commitment from various lenders, which commitment is subject to customary conditions, to provide debt financing to the Company in connection with the Company’s payment of the special distribution, the refinancing of Citadel Broadcasting Company’s Senior Credit Facility, the refinancing of ABC Radio’s debt and the completion of the Merger. The Company is currently evaluating its commitment, and prior to the Merger closing date, it is reasonably likely that the Company may need to obtain a new commitment or may need to obtain a material modification of its existing commitment; however, there is no assurance that such modifications or changes may be obtained. In the event it is necessary to secure a material modification of the Company’s existing commitment or obtain a new commitment, there can be no assurance that financing can be obtained on terms acceptable to the Company or that we will be able to pay the special distribution, refinance our existing debt (upon acceleration or otherwise) or refinance the ABC Radio debt, in whole or in part. See additional discussion of the Merger in the “Overview” section above.

During the nine months ended September 30, 2006, we completed acquisitions of six radio stations for an aggregate cash purchase price of approximately $18.4 million. In the same period in 2005, we completed acquisitions of nine radio stations for a cash purchase price of approximately $44.8 million. We funded these acquisitions through cash flows from operating activities and borrowings under Citadel Broadcasting Company’s revolving credit facility.

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, capital expenditures and acquisitions of additional radio stations as discussed above. Our capital expenditures totaled $7.1 million during the nine months ended September 30, 2006, as compared to $6.1 million during the nine months ended September 30, 2005. For the fiscal year ending December 31, 2006, we estimate that capital expenditures necessary for our facilities will be approximately $10.0 to $12.0 million. We believe that cash flows from operating activities, together with availability under Citadel Broadcasting Company’s revolving credit facility, should be sufficient for us to fund our existing operations for at least the next 12 months.

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

As of September 30, 2006, Citadel Broadcasting Company’s Senior Credit Facility consisted of the following:

	Commitment	Balance Outstanding (as of September 30, 2006)
	(in thousands)
Revolving credit facility	$600,000	$410,000

Availability. The amount available under Citadel Broadcasting Company’s Senior Credit Facility at September 30, 2006 was $190.0 million in the form of revolving credit commitments. This availability is reduced by approximately $2.3 million in letters of credit outstanding as of September 30, 2006.

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

In the event the Company completes the Merger described in the “Overview” section above, the Company expects to refinance Citadel Broadcasting Company’s Senior Credit Facility with the proceeds of the debt financing expected to be provided under the commitment described in the “Liquidity and Capital Resources” section above. If Citadel Broadcasting Company’s Senior Credit Facility is not refinanced at or prior to the Merger, the debt thereunder could accelerate as a result of the Merger.

Citadel Broadcasting Company’s Senior Credit Facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. The covenant restricting the payment of dividends by Citadel Broadcasting Company, which is subject to a number of specific exceptions, as well as the covenants restricting transactions with affiliates and investments generally, limit the ability of Citadel Broadcasting Company to transfer funds to the Company. As of September 30, 2006, Citadel Broadcasting Company’s net assets would be restricted pursuant to its Senior Credit Facility; such restriction approximates our consolidated equity. As of September 30, 2006, these restrictions would not limit Citadel Broadcasting Company’s ability to borrow under its Senior Credit Facility to make distributions from such borrowings to the Company to meet its liquidity needs. At September 30, 2006, Citadel Broadcasting Company was in compliance with all covenants under its Senior Credit Facility.

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

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This derivative financial instrument is initially measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the option using the following assumptions: (1) February 15, 2011 as the term of the instrument, (2) 5% as the risk free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, (4) expected dividend yield of 0%, and (5) estimated volatility of 23% of the Company’s common stock price during the expected term which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial position and results of operations. The derivative liability estimated fair value of $2.2 million is classified as non current liability based on the expected maturity date of the convertible subordinated note.

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

We have engaged in discussions with certain of the holders of convertible subordinated notes in an attempt to resolve these issues. Unable to resolve the matters, on July 17, 2006, we filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York. The complaint filed by the Company seeks a judgment declaring that the ABC Radio Merger Agreement and the other agreements relating to the ABC Radio transaction do not constitute a fundamental change for purposes of the indenture. After commencement of the above lawsuit, on July 27, 2006, The Bank of New York served notice of its resignation as the trustee under the indenture due to a perceived potential conflict of interest. On September 1, 2006, Citadel, The Bank of New York and HSBC Bank USA, National Association (“HSBC”) entered into an Agreement of Resignation, Appointment and Acceptance with respect to Citadel’s convertible subordinated notes. Pursuant to the terms of that agreement, The Bank of New York resigned as trustee under the indenture, dated as of February 18, 2004, between Citadel and The Bank of New York, relating to the convertible subordinated notes, and HSBC accepted its appointment as trustee under the indenture and assumed all of the rights, powers, trusts and duties of The Bank of New York thereunder. On September 15, 2006, Citadel received a letter from the same attorney described in the preceding paragraph purporting to notify Citadel that, pursuant to Section 8.08 of the indenture governing the convertible subordinated notes, the beneficial owners of a majority in aggregate principal amount of Citadel’s outstanding convertible subordinated notes had (i) removed HSBC as trustee under that indenture by an Instrument of Removal, dated September 13, 2006, and (ii) appointed Wilmington Trust Company as replacement successor trustee, by separate Instrument of Appointment of Replacement Successor Trustee, dated as of September 13, 2006.

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

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective approach.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 155 on its consolidated financial condition and results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140. SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 156 will have a material impact on its consolidated financial condition and results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of the materiality assessment. The Company is currently evaluating the impact SAB 108 may have on its consolidated financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial condition and results of operations.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. These estimates and assumptions relate in particular to the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets, and the determination of the allowance for estimated uncollectible accounts and notes receivable. We also use assumptions when determining the value of certain fully vested stock units and when employing the Black-Scholes valuation model to estimate the fair value of stock options and the fair value of the derivative convertible subordinated note instrument. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable judgments. Actual results could differ significantly from these estimates under different assumptions and conditions. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2005, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2005.

Contractual and Commercial Commitments

In August 2004, Citadel Broadcasting Company entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010. As of September 30, 2006, Citadel Broadcasting Company had $410.0 million outstanding under the revolving portion of its senior debt and the Company had $330.0 million outstanding under the Company’s convertible notes.

	Payments Due by Period
	(in millions)
Contractual Obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Senior debt and convertible subordinated notes	$740.0	$—	$—	$740.0	$—

There have been no other significant changes in our contractual and commercial commitments as of September 30, 2006 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

In connection with the Company’s prior acquisition of a radio station in Salt Lake City, UT, the Company entered into an Unconditional Guaranty Agreement, dated May 3, 2004, to guarantee up to $20.0 million of financing on behalf of the seller. As of December 31, 2005, the guarantee was reduced to $9.7 million. On February 3, 2006, the lender notified the seller of a default under its financing, and a demand was made by the lender for payment of the outstanding balance. On June 30, 2006, the Company entered into an agreement with the lender and acquired the note receivable for approximately $9.65 million, plus accrued and unpaid interest and fees from the lender. The note receivable is collateralized by the underlying station assets. As of September 30, 2006, the estimated fair value of the underlying collateral less cost to sell is expected to be at least equal to the carrying amount of the note receivable. As a result of acquiring the note, the Company has an attributable interest for FCC purposes in the underlying station and is presently negotiating terms with the seller for liquidating the station.

We have no other material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our credit agreement, which bears interest based on variable rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $410.0 million of variable rate debt that was outstanding as of September 30, 2006. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $4.1 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of September 30, 2006.

As discussed above under the heading “Subordinated Debt and Convertible Subordinated Notes”, we have recorded the fair value of the derivative convertible subordinated note instrument due to our obligation to settle dividends in cash upon conversion, if any, of the convertible subordinated notes. At each subsequent reporting date, we will measure the estimated fair value of the derivative financial instrument and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. We measure the fair value of the option using assumptions, including the Company’s current stock price at the end of each reporting period, the expected term of the convertible note, the risk free rate of return, the expected dividend yield and the estimated volatility of our common stock. Changes in these assumptions can significantly change the estimated fair value of the derivative. Assuming a hypothetical increase of $1.00 in our common stock price while holding all other valuation assumptions unchanged, the estimated fair value of the derivative liability would increase and income before tax would decrease by $1.5 million.

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

Based on their evaluation as of September 30, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Controls over Financial Reporting

As of September 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal actions and claims that arose in the ordinary course of our business. Management believes that such litigation and claims will be resolved without a material effect on our financial position, results of operations or cash flows.

See Item 1, Financial Statements, Note 11 to Citadel Broadcasting Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as well as those matters discussed in Part II, Item 8, Financial Statements, Note 15 in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 for more information regarding specific legal actions and claims brought against us, which information is incorporated by reference into this section.

ITEM 5. OTHER INFORMATION

Appointment of Randy Taylor, Vice President Finance — Principal Accounting Officer

Subsequent to the end of the reporting period for this quarterly report on Form 10-Q, on November 6, 2006, the Company appointed Randy L. Taylor to serve as its Vice President Finance — Principal Accounting Officer of the Company. Mr. Taylor (age 44) has been the Vice President, Finance — Principal Accounting Officer of Citadel Broadcasting Company, the Company’s wholly owned subsidiary, since September 25, 2006, and he will continue in that capacity. From January 2001 through September 2005, Mr. Taylor served as the Company’s Vice President-Finance and corporate secretary, and from April 1999 through January 2001, as its Vice President-Controller. During the year between September 2005 and September 2006, Mr. Taylor served as Vice President – Corporate Controller for Bally Technologies, Inc.

The following summary of the material provisions of the terms of Mr. Taylor’s employment is qualified in its entirety by the Letter Agreement dated August 29, 2006, between Citadel Broadcasting Company and Mr. Taylor, and the Memorandum dated November 6, 2006, between the Company and Mr. Taylor, which are incorporated by reference herein and filed with this quarterly report on Form 10-Q as exhibits 10.1 and 10.2.

Employment Term; Severance

Mr. Taylor’s employment is “at will” and is subject to termination at any time with or without cause, with or without notice, at the option of either Citadel or Mr. Taylor. In the event that Mr. Taylor’s employment is terminated without cause, in exchange for a release in form acceptable to Citadel, Mr. Taylor will receive twelve weeks of his then annual base salary.

Compensation

Mr. Taylor’s annual base salary will be $240,000.

Mr. Taylor will be eligible to receive an annual cash bonus during the term of his employment, based upon (i) Mr. Taylor’s individual performance as evaluated by the Company’s chief executive officer and chief financial officer and (ii) the company’s overall performance. Mr. Taylor’s target incentive bonus opportunity will be 30% of his annual salary. For the year ended December 31, 2006, Mr. Taylor’s incentive bonus, if any, will be prorated.

On November 6, 2006, Mr. Taylor was granted 10,000 shares of time-vesting restricted stock under Citadel’s Amended and Restated 2002 Long-Term Incentive Plan. The restricted stock will vest in annual one-third installments commencing on the first anniversary of the date of grant (i.e., November 6, 2007), subject to Mr. Taylor’s continuous employment with the Company through the applicable vesting date. The nonvested stock grant is subject to the terms and conditions of a restricted stock agreement, the terms and conditions of which do not differ materially from those included in the Company’s form of restricted stock agreement for executive officers. During the vesting period of the nonvested stock, Mr. Taylor will have the rights of a stockholder with respect to such shares (except for the right to transfer the shares), including the right to vote the shares and to receive all dividends or other distributions paid or made with respect to the shares. Like other executive officers, Mr. Taylor is expected to be eligible to receive additional equity grants from time-to-time at the discretion of the Compensation Committee of Citadel.

During the term of his employment, Mr. Taylor also will receive customary employee benefits and be eligible to participate in all employee benefit plans of Citadel, including health insurance, dental, vision, disability, a matching 401K program.

Resignation of Director

Subsequent to the end of the reporting period for this quarterly report on Form 10-Q, on November 6, 2006, Sandra J. Horbach informed the Company of her resignation from the Company’s Board of Directors effective that same day.

ITEM 6. EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description
10.1	Letter Agreement dated August 29, 2006, between Citadel Broadcasting Company and Randy L. Taylor.

10.2	Memorandum dated November 6, 2006, between the Company and Randy L. Taylor.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: November 9, 2006	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	By:	/s/ ROBERT G. FREEDLINE
Robert G. Freedline
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2006	By:	/s/ RANDY L. TAYLOR
Randy L. Taylor
Vice President - Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Letter Agreement dated August 29, 2006, between Citadel Broadcasting Company and Randy L. Taylor.

10.2	Memorandum dated November 6, 2006, between the Company and Randy L. Taylor.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.