Form 10-K
period 2006-12-31
CITADEL BROADCASTING CORP
filed 2007-03-16
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2006, based upon the closing price of the common stock, was $280.6 million.

As of February 28, 2007, there were 112,907,409 shares of common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Annual Report to Shareholders and the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

Citadel Broadcasting Corporation

Form 10-K

December 31, 2006

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Citadel,” the “Company,” “we,” “us,” “our” and similar terms refer to Citadel Broadcasting Corporation and its consolidated subsidiaries, which would include any variable interest entities that are required to be consolidated by the primary beneficiary under the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters in this report, including, without limitation, certain matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking” statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or expectations of Citadel, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “will,” and similar expressions, whether in the negative or the affirmative. All statements other than the statements of historical fact are “forward-looking” statements” for the purposes of federal and state securities laws, including, without limitation, any projections on pro forma statements of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the proposed business combination with ABC Radio; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any assumptions underlying any of the foregoing. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties, and other factors, some of which are beyond our control, which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the U.S.; fluctuations in interest rates; changes in market conditions that could impair Citadel’s goodwill or intangible assets; changes in industry conditions; changes in governmental regulations, policies or actions or in regulatory bodies; changes in tax rates; changes in dividend policy; changes in capital expenditure requirements; the risk that the proposed business combination with ABC Radio may be delayed or not close or may be less favorable for the Company than originally expected; as well as those matters described in Item 1A. “Risk Factors.”

All forward-looking statements in this report are qualified by these cautionary statements. The Company undertakes no obligation, other than as required by law, to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Citadel is the sixth largest radio broadcasting company in the United States based on net broadcasting revenue. As of February 28, 2007, we owned and operated 165 FM and 58 AM radio stations in 46 markets located in 24 states across the country. We have a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. We rank first or second in audience share in 34 of our 46 Arbitron rated metropolitan markets. Our top 25 markets accounted for approximately 76% of our 2006 revenue.

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

On February 6, 2006, we and Alphabet Acquisition Corp., a wholly owned subsidiary, entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”) and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly owned subsidiary of TWDC (the “Merger”). The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. In this report, we refer to the Agreement and Plan of Merger, as amended, as the “ABC Radio Merger Agreement.” Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, we will combine our business with the business of ABC Radio, which includes 22 radio stations and the ABC Radio Network. The combination is structured as a reverse Morris Trust transaction. Prior to the Merger, TWDC will distribute ownership of ABC Radio to TWDC shareholders in a spin-off transaction. As of November 19, 2006, the transaction was expected to be valued at approximately $2.6 billion, which was comprised of $1.5 billion in Company common stock to be received by TWDC shareholders and cash to be retained by TWDC. The cash amount represents the proceeds of debt to be incurred by ABC Radio prior to the spin-off from TWDC, which debt is expected to be refinanced by the Company at or following the closing. The amount of the cash to be retained by TWDC is expected to be between $1.1 billion and $1.35 billion depending on the market price of the Company’s common stock over a measurement period ending prior to closing. Immediately after closing of the merger transactions and subject to adjustments described in the ABC Radio Merger Agreement, the former holders of TWDC common stock are expected to own approximately 57% of the common stock of the combined company. This percentage is calculated based on the number of shares of our common stock currently deemed outstanding for this purpose. The number of shares is determined on a partially diluted basis, as agreed to in the ABC Radio Merger Agreement, and includes some shares of our stock that are issuable upon the exercise or conversion of other securities. Final determination of such amounts remains subject to change based on the number of shares of our common stock outstanding on the closing date of the Merger. The Merger and the issuance of our common stock in the Merger have been approved by written consent by holders of record of a majority of our common stock.

Pursuant to the ABC Radio Merger Agreement, we expect to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The amount of the distribution will be determined based on the market price of the Company’s common stock over a measurement period ending prior to closing. Statements contained in this annual report relating to our business strategies, operating plans, planned expenditures, expected capital requirements, future dividend payments and other forward-looking statements regarding our business do not take into account potential future impacts of our proposed Merger.

Our Station Portfolio

The table below summarizes the metropolitan markets in which we owned and operated radio stations as of February 28, 2007.

	Market Revenue Rank	Number of Owned and Operated Commercial Stations in the Market		Number of Our Stations(1)(2)		Number of Station Owners in the Market	Our Station Group Audience Share		Our Station Group Revenue Rank(4)
		FM	AM	FM	AM		Share	Rank(3)
Salt Lake City, UT	35	31	23	5	3	16	17.4	3	1
Nashville, TN	39	21	27	2	—	21	8.5	4	3
Buffalo/Niagara Falls, NY	41	12	13	3	—	7	16.5	3	3
New Orleans, LA	44	18	17	4	—	14	N/A	N/A	2
Providence, RI	47	16	19	4	2	12	23.3	1	1
Memphis, TN	48	22	21	4	—	11	14.7	2	3
Birmingham, AL	51	19	20	4	2	10	19.2	3	2
Oklahoma City, OK	52	21	15	5	2	11	17.4	3	2
Grand Rapids, MI	57	16	14	4	1	11	17.0	2	2
Tucson, AZ	55	16	14	3	2	11	18.0	2	2
Albuquerque, NM	60	23	15	5	3	12	29.8	1	1
Knoxville, TN	66	17	21	4	1	14	27.8	1	1
Harrisburg/Carlisle/York, PA	69	12	11	3	—	9	9.9	3	3
Baton Rouge, LA	70	14	7	4	2	7	23.4	2	2
Des Moines, IA	71	14	9	4	1	7	21.2	3	3
Colorado Springs, CO	72	15	8	4	2	11	32.6	1	1
Little Rock, AR	72	22	14	7	3	10	33.3	1	2
Columbia, SC	74	16	10	3	1	8	15.2	3	3
Syracuse, NY	75	19	12	3	1	6	14.0	3	2
Allentown/Bethlehem, PA	79	7	10	2	—	7	21.5	2	2
Reno, NV	82	17	10	3	1	10	24.7	1	1
Charleston, SC	86	19	10	5	2	10	29.6	1	1
Boise, ID	87	17	10	4	2	8	28.3	1	1
Wilkes-Barre/Scranton, PA	89	21	18	5	1	11	20.1	2	2
Chattanooga, TN	92	15	14	3	1	13	15.9	3	2
Spokane, WA	94	18	11	4	3	9	23.4	2	2
Portland, ME	101	18	8	6	—	4	22.4	2	3
Modesto, CA	104	16	7	5	1	8	28.7	1	1
Saginaw/Bay City, MI	108	15	5	5	—	6	26.1	2	1
Lansing/East Lansing, MI	109	10	6	4	2	3	38.3	1	1
Springfield, MA	110	11	10	1	1	7	8.7	3	3
Lafayette, LA	112	19	10	4	1	10	27.3	2	2
Johnson City/Kingsport/Bristol, TN	118	13	22	2	3	19	16.3	2	2
Flint, MI	121	9	7	1	1	3	7.3	2	3

	Market Revenue Rank	Number of Owned and Operated Commercial Stations in the Market		Number of Our Stations(1)(2)		Number of Station Owners in the Market	Our Station Group Audience Share		Our Station Group Revenue Rank(4)
		FM	AM	FM	AM		Share	Rank(3)
Portsmouth/Dover/Rochester, NH	123	10	7	4	—	5	11.4	2	2
Worcester, MA	143	5	8	3	—	7	13.3	2	2
Lancaster, PA	151	6	4	1	1	7	8.3	2	1
Binghamton, NY	166	12	5	3	2	5	37.3	1	1
Erie, PA	178	8	5	3	1	4	25.6	2	2
New London, CT	182	8	2	3	1	3	12.6	3	1
Stockton, CA	188	10	3	2	—	4	17.5	1	1
Tuscaloosa, AL	218	9	5	4	2	4	27.9	1	1
Muncie-Marion, IN	237	6	4	1	1	3	12.2	2	3
New Bedford, MA	266	7	5	1	1	4	13.5	1	1
Augusta/Waterville, ME	273	9	13	2	2	11	16.9	1	1
Ithaca, NY(5)	279	4	4	1	1	4	7.2	2	2
Muskegon, MI	288	8	3	4	1	2	13.4	2	2
Other(6)	N/A	N/A	N/A	4	—	N/A	NR	NR	N/A

Total				165	58

N/R	Not rated.
N/A	Information not available.

(1)	The market assignments on this table reflect the way we cluster our regional station groups for accounting and operational purposes and do not necessarily mean that the station is located in the metropolitan market as defined by Arbitron or the Federal Communications Commission (“FCC”). Compliance with the FCC’s local radio ownership limits is measured by reference to the number of stations a company holds in a particular market as that market is defined by the FCC. For a discussion of the impact of the new FCC rules on us and our station clusters, see “Federal Regulation of Radio Broadcasting—Multiple Ownership Rules” and “Federal Regulation of Radio Broadcasting—Time Brokerage.”
(2)	In addition to the stations listed in this table, we entered into an option agreement on November 5, 2002 to acquire one FM station serving the Oklahoma City, OK market and are currently operating this station under a local marketing agreement. On July 2, 2003, we entered into a local marketing agreement related to a radio station in Knoxville, TN. Also, we own two stations in Buffalo, NY that are being operated by a third party under a local marketing agreement. One of our local marketing agreements does not comply with the FCC’s new ownership limits. We were required to terminate this agreement or otherwise come into compliance with the FCC’s ownership rules by September 3, 2006. On August 31, 2006 we filed a Petition for Limited Waiver with the FCC requesting additional time to come into compliance with the new ownership rules in the Oklahoma City market. The Petition remains pending. We are actively seeking buyers for two of our stations in the Oklahoma City market and expect to divest of these stations during 2007. We do not believe our expected sale of these stations in order to come into compliance with the new rules with respect to this agreement will have a material impact on our business or our results of operations for a full fiscal year.
(3)	The station group audience share rank is the ranking of our station group among all station groups within the demographic of people ages 12+ based upon the total station group’s audience share in that market as presented by BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro.
(4)	The station group revenue rank is the ranking, by station group market revenue, of our station group among all station groups in that market.
(5)	As of December 31, 2006, the Company had an agreement to sell the stations in the market.
(6)	Includes radio stations in our Kokomo, IN and Presque Isle, ME markets, which are not rated by Arbitron.

Market and Industry Data

We based or derived the station and market data we present in this Form 10-K from a third-party source. Unless otherwise indicated, we derived our station group revenue ranking information for the full year 2006, our 2006 market revenue rank, the number of owned and operated stations in the market, the number of station owners in the market, and the Fall 2006 audience share from BIA Financial Network, Inc.’s MEDIA Access Pro™ media research reporting as of March 2, 2007. While we believe this industry publication is reliable, we have not independently verified it.

Strategy

Operate and Develop Leading Station Clusters. We believe that it is important to own multiple stations in each of the markets in which we operate in order to maximize our ability to achieve leadership positions, increase operating efficiencies and compete more effectively with other forms of local media. We rank first or second in audience share in 34 of our 46 Arbitron rated metropolitan markets. Our stations cover a wide range of programming formats, geographic regions, audience demographics and advertising clients. Upon completion of the pending merger, we intend to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest of some of our stations. Depending on market conditions, we would expect to generate between $100 and $200 million in sale proceeds over the next 12 to 24 months, which includes, among others, the stations that may be required to be divested as a result of the pending merger as further described in the “Federal Regulation of Radio Broadcasting” section below. In light of the pending merger, we do not currently intend to make any other significant acquisitions in 2007.

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

Build Geographic, Format and Customer Diversity. We seek to diversify our portfolio of radio stations in many respects. Our stations are located in markets throughout the country and serve diverse target demographics through a broad range of programming formats such as rock, country, adult contemporary, oldies, urban and sports/news/talk. This diversity reduces our dependence on any particular local economy, market, station, format, on-air personality or advertiser. Similarly, we seek to develop a broad base of local and regional advertisers. During the year ended December 31, 2006, we generated approximately 86% of our net broadcasting revenue from local and regional advertising and approximately 14% from the sale of national advertising. No single advertiser accounted for more than 10% of our net broadcasting revenue.

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

Competition

We operate in a highly competitive industry. Our radio stations compete for audiences and advertising revenue directly with other radio stations as well as with other media, such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, the Internet (and Internet radio), outdoor advertising and direct mail within their respective markets. Our radio stations also face increasing competition from new consumer products such as portable digital audio players, which create new ways for individuals to listen to music and other content of their own choosing without traditional commercial advertisements. The growth of Internet radio and the proposed merger of the two satellite radio companies, if approved, could result in increased competition. Our audience ratings and market shares are subject to change, and any adverse change in a particular market could have a material adverse effect on our revenue in that market and possibly adversely affect our revenue in other markets.

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

The new rules were to become effective on September 4, 2003, but were stayed by the U.S. Court of Appeals for the Third Circuit on September 3, 2003 pending the outcome of appeals filed by several entities. A number of parties also filed requests with the FCC seeking reconsideration of certain aspects of the new rules. On September 3, 2004, the Third Circuit issued an Order granting in part a request filed by the FCC to partially lift the court’s stay. The Order permitted the new local radio ownership rules adopted June 2, 2003 to go into effect. In addition, a number of parties have urged Congress to undertake a comprehensive review of the Communications Act, including its ownership provisions, and proposals may be introduced in Congress which could result in still different ownership rules affecting, among other matters, the number of stations that may be owned in a common geographic area and whether existing combinations would be considered as “grandfathered.” We cannot assess in advance what impact such court and administrative proceedings and legislation might have on our business or what other matters might be considered in the future by the FCC or Congress. For a discussion of FCC regulation and the provisions of the Telecommunications Act of 1996 resulting in rapid consolidation in the radio industry, see “Federal Regulation of Radio Broadcasting.”

The radio broadcasting industry is also subject to technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies are being developed or have emerged, including the following:

•

audio programming by cable television systems, direct broadcast satellite systems, Internet content providers, new consumer products such as portable digital audio players, such as iPods and cellular phones, other personal communications systems, and other digital audio broadcast formats;

•

satellite digital audio radio service, which is provided by two companies offering national satellite radio services, including numerous niche formats, with sound quality comparable to that of compact discs;

•	In-Band On-Channel™ digital audio broadcasting (HD Radio™), which could improve the quality of existing AM and FM radio signals, including stations owned by us; and

•	low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve small, localized areas.

For a discussion of the risks to our business raised by competition and evolving technologies, see Item 1A. Risk Factors, below.

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

The following table sets forth the metropolitan market served (the city of license may differ), call letters, FCC license classification, frequency, power and FCC license expiration date of each of the stations that we own as of December 31, 2006. Our wholly owned subsidiary, Citadel Broadcasting Company, holds our licenses. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station’s coverage during the nighttime hours of operation. Both power ratings are shown if different. For FM stations, the maximum effective radiated power (ERP) in the main lobe is given. The market assignments on this table reflect our regional station groups for accounting and operational purposes and do not necessarily reflect assignment of a station to the relevant market as defined by Arbitron.

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
Albuquerque, NM	KBZU(FM)	C	1260	17.5	96.3 MHz	10/1/2005	(1)
	KKOB(AM)	B	N/A	50	770 kHz	10/1/2005	(1)
	KKOB - FM	C	1265	20	93.3 MHz	10/1/2013
	KMGA(FM)	C	1259	19.5	99.5 MHz	10/1/2013
	KNML(AM)	B	N/A	5	610 kHz	10/1/2013
	KRST(FM)	C	1268	22	92.3 MHz	10/1/2013
	KTBL(AM)	B	N/A	1.0	1050 kHz	10/1/2013
	KDRF(FM)	C	1293	20	103.3 MHz	10/1/2013

Allentown/Bethlehem, PA	WCTO(FM)	B	152	50	96.1 MHz	8/1/2014
	WLEV(FM)	B	327	11	100.7 MHz	8/1/2014

Augusta/Waterville, ME	WEBB(FM)	C1	93	61	98.5 MHz	4/1/2014
	WJZN(AM)	C	N/A	1	1400 kHz	4/1/2014
	WMME - FM	B	152	50	92.3 MHz	4/1/2014
	WTVL(AM)	C	N/A	1	1490 kHz	4/1/2014

Baton Rouge, LA	KRDJ(FM)	C1	296	100	93.7 MHz	6/1/2012
	KQXL - FM	C2	148	50	106.5 MHz	6/1/2012
	WCDV(FM)	C	306	100	103.3 MHz	6/1/2012
	WEMX(FM)	C1	299	100	94.1 MHz	6/1/2012
	WIBR(AM)	B	N/A	5.0/1.0	1300 kHz	6/1/2012
	WXOK(AM)	B	N/A	5.0/1.0	1460 kHz	6/1/2012

Binghamton, NY	WAAL(FM)	B	291	8.7	99.1 MHz	6/1/2006	(1)
	WHWK(FM)	B	395	6.7	98.1 MHz	6/1/2006	(1)
	WNBF(AM)	B	N/A	9.3/5.0	1290 kHz	6/1/2006	(1)
	WWYL(FM)	A	254	0.93	104.1 MHz	6/1/2006	(1)
	WYOS(AM)	B	N/A	5/0.5	1360 kHz	6/1/2006	(1)

Birmingham, AL	WAPI(AM)	B	N/A	50.0/5.0	1070 kHz	4/1/2012
	WSPZ(AM)	B	N/A	50.0/0.50	690 kHz	4/1/2012
	WJOX(FM)	C1	278	85	100.5 MHz	4/1/2012
	WUHT(FM)	C	377	100	107.7 MHz	4/1/2012
	WYSF(FM)	C0	309	100	94.5 MHz	4/1/2012
	WZRR(FM)	C0	309	100	99.5 MHz	4/1/2012

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
Boise, ID	KBOI(AM)	B	N/A	50	670 kHz	10/1/2013
	KIZN(FM)	C	828	48	92.3 MHz	10/1/2013
	KKGL(FM)	C	828	48	96.9 MHz	10/1/2013
	KQFC(FM)	C	828	48	97.9 MHz	10/1/2013
	KZMG(FM)	C	828	48	93.1 MHz	10/1/2013
	KTIK(AM)	B	N/A	5.0/0.60	1350 kHz	10/1/2013

Buffalo, NY	WEDG(FM)	B	106	49	103.3 MHz	6/1/2006	(1)
	WGRF(FM)	B	217	24	96.9 MHz	6/1/2014
	WHLD(AM)	B	N/A	5.0/1.0	1270 kHz	6/1/2014
	WHTT - FM	B	118	50	104.1 MHz	6/1/2014
	WBBF(AM)	D	N/A	1	1120 kHz	6/1/2014

Charleston, SC	WMGL(FM)	C3	131	5.3	101.7 MHz	12/1/2011
	WNKT(FM)	C	300	100	107.5 MHz	12/1/2011
	WSSX - FM	C0	305	100	95.1 MHz	12/1/2011
	WSUY(FM)	C	539	99	96.9 MHz	12/1/2011
	WTMA(AM)	B	N/A	5.0/1.0	1250 kHz	12/1/2011
	WWWZ(FM)	C2	150	50	93.3 MHz	12/1/2003	(1)
	WXTC(AM)	B	N/A	5	1390 kHz	12/1/2011

Chattanooga, TN	WGOW(AM)	B	N/A	5.0/1.0	1150 kHz	8/1/2012
	WGOW - FM	A	87	6	102.3 MHz	8/1/2012
	WOGT(FM)	C3	100	25	107.9 MHz	8/1/2012
	WSKZ(FM)	C	329	100	106.5 MHz	8/1/2012

Colorado Springs, CO	KKFM(FM)	C	698	71	98.1 MHz	4/1/2013
	KKMG(FM)	C	695	57	98.9 MHz	4/1/2013
	KKPK(FM)	C	670	60	92.9 MHz	4/1/2013
	KKML(AM)	B	N/A	5.0/1.0	1300 kHz	4/1/2013
	KVOR(AM)	B	N/A	3.3/1.5	740 kHz	4/1/2013
	KATC - FM	C	695	58	95.1 kHz	4/1/2013

Columbia, SC	WISW(AM)	B	N/A	5.0/2.5	1320 kHz	12/1/2011
	WLXC(FM)	A	100	6	98.5 MHz	12/1/2003	(1)
	WOMG(FM)	A	94	6	103.1 MHz	12/1/2011
	WTCB(FM)	C1	240	100	106.7 MHz	12/1/2011

Des Moines, IA	KBGG(AM)	B	N/A	10.0/1.0	1700 kHz	2/1/2013
	KHKI(FM)	C1	143	105	97.3 MHz	2/1/2013
	KGGO(FM)	C	325	100	94.9 MHz	2/1/2013
	KJJY(FM)	C2	165	41	92.5 MHz	2/1/2013
	KWQW(FM)	C2	165	41	98.3 MHz	2/1/2013

Erie, PA	WXKC(FM)	B	150	50	99.9 MHz	8/1/2014
	WXTA(FM)	B1	154	10	97.9 MHz	8/1/2014
	WRIE(AM)	B	N/A	5	1260 kHz	8/1/2014
	WQHZ(FM)	A	187	1.7	102.3 MHz	8/1/2014

Flint, MI	WFBE(FM)	B	74	50	95.1 MHz	10/1/2012
	WTRX(AM)	B	N/A	5.0/1.0	1330 kHz	10/1/2012

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
Grand Rapids, MI	WBBL(AM)	C	N/A	1	1340 kHz	10/1/2012
	WTNR(FM)	B	152	50	94.5 MHz	10/1/2004	(1)
	WLAV - FM	B	149	50	96.9 MHz	10/1/2012
	WKLQ(FM)	B	150	50	107.3 MHz	10/1/2012
	WHTS(FM)	B	242	20	105.3 MHz	10/1/2012

Harrisburg/Carlisle/York, PA	WMHX(FM)	B	283	14	106.7 MHz	8/1/2014
	WQXA - FM	B	215	25	105.7 MHz	8/1/2006	(1)
	WCAT - FM	A	100	3	102.3 MHz	8/1/2014

Ithaca, NY	WIII(FM)	B	223	23.5	99.9 MHz	6/1/2014
	WKRT(AM)	B	N/A	1.0/0.50	920 kHz	6/1/2014

Johnson City/Kingsport/Bristol, TN	WXSM(AM)	B	N/A	10.0/0.81	640 kHz	8/1/2012
	WJCW(AM)	B	N/A	5.0/1.0	910 kHz	8/1/2012
	WGOC(AM)	B	N/A	5.0/0.50	1320 kHz	8/1/2012
	WKOS(FM)	A	150	2.75	104.9 MHz	8/1/2012
	WQUT(FM)	C	457	99	101.5 MHz	8/1/2012

Knoxville, TN	WIVK - FM	C	626	91	107.7 MHz	8/1/2012
	WNML(AM)	B	N/A	10	990 kHz	8/1/2012
	WNML - FM	A	100	6	99.1 MHz	8/1/2012
	WOKI(FM)	C3	174	8	98.7 MHz	8/1/2012
	WNRX(FM)	A	199	0.94	99.3 MHz	8/1/2012

Kokomo, IN	WWKI(FM)	B	143	50	100.5 MHz	8/1/2012

Lafayette, LA	KNEK(AM)	D	N/A	0.25	1190 kHz	6/1/2012
	KNEK - FM	C3	100	25	104.7 MHz	6/1/2012
	KRRQ(FM)	C2	135	50	95.5 MHz	6/1/2012
	KSMB(FM)	C	329	100	94.5 MHz	6/1/2012
	KXKC(FM)	C0	300	100	99.1 MHz	6/1/2012

Lancaster, PA	WIOV - FM	B	214	25	105.1 MHz	8/1/2014
	WIOV(AM)	C	N/A	1	1240 kHz	8/1/2014

Lansing/East Lansing, MI	WFMK(FM)	B	183	28	99.1 MHz	10/1/2012
	WITL - FM	B	196	26.5	100.7 MHz	10/1/2012
	WJIM(AM)	C	N/A	0.89	1240 kHz	10/1/2012
	WJIM - FM	B	156	45	97.5 MHz	10/1/2012
	WMMQ(FM)	B	150	50	94.9 MHz	10/1/2012
	WVFN(AM)	D	N/A	0.50/0.05	730 kHz	10/1/2012

Little Rock, AR	KAAY(AM)	A	N/A	50	1090 kHz	6/1/2012
	KARN(AM)	B	N/A	5	920 kHz	6/1/2012
	KVLO(FM)	A	100	6	101.7 MHz	6/1/2012
	KIPR(FM)	C1	286	100	92.3 MHz	6/1/2012
	KPZK - FM	A	100	3	102.5 MHz	6/1/2012
	KLAL(FM)	C1	226	100	107.7 MHz	6/1/2012
	KPZK(AM)	B	N/A	2.0/1.2	1250 kHz	6/1/2012
	KOKY(FM)	A	118	4.1	102.1 MHz	6/1/2012
	KURB(FM)	C	392	99	98.5 MHz	6/1/2012
	KARN - FM	C2	150	50	102.9 MHz	6/1/2012

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
Memphis, TN	WRBO(FM)	C1	179	100	103.5 MHz	6/1/2012
	WGKX(FM)	C	302.6	100	105.9 MHz	8/1/2012
	WXMX(FM)	C1	265	100	98.1 MHz	8/1/2012
	WKIM(FM)	C1	187	100	98.9 MHz	8/1/2012

Modesto, CA	KATM(FM)	B	152	50	103.3 MHz	12/1/2013
	KDJK(FM)	A	624	0.071	103.9 MHz	12/1/2013
	KESP(AM)	B	N/A	1	970 kHz	12/1/2013
	KHKK(FM)	B	152	50	104.1 MHz	12/1/2013
	KHOP(FM)	B	193	29.5	95.1 MHz	12/1/2013
	KWNN(FM)	A	119	2	98.3 MHz	12/1/2013

Muncie/Marion, IN	WMDH(AM)	B	N/A	0.25	1550 kHz	8/1/2012
	WMDH - FM	B	152	50	102.5 MHz	8/1/2012

Muskegon, MI	WLCS(FM)	A	139	1.6	98.3 MHz	10/1/2012
	WODJ(AM)	C	N/A	1.0	1490 kHz	10/1/2012
	WVIB(FM)	A	144	2.9	100.1 MHz	10/1/2012
	WLAW(FM)	A	165	2.25	92.5 MHz	10/1/2012
	WEFG - FM	A	130	1.7	97.5 MHz	10/1/2012

Nashville, TN	WGFX(FM)	C1	368	58	104.5 MHz	8/1/2012
	WKDF(FM)	C0	376	100	103.3 MHz	8/1/2012

New Bedford, MA	WBSM(AM)	B	N/A	5.0/1.0	1420 kHz	4/1/2014
	WFHN(FM)	A	105	5.4	107.1 MHz	4/1/2006	(1)

New London, CT	WQGN - FM	A	84	3	105.5 MHz	4/1/2006	(1)
	WSUB(AM)	D	N/A	1.0/0.072	980 kHz	4/1/2006	(1)
	WXLM(FM)	A	100	3	102.3 MHz	4/1/2006	(1)
	WMOS(FM)	A	96	6	104.7 MHz	6/1/2014

New Orleans, LA	KMEZ(FM)	C3	184	4.7	102.9 MHz	6/1/2012
	KKND(FM)	C1	299	98	106.7 MHz	6/1/2012
	WDVW(FM)	C	593	100	92.3 MHz	6/1/2012
	WMTI(FM)	C2	201	28	106.1 MHz	6/1/2012

Oklahoma City, OK	KATT - FM	C	363	97	100.5 MHz	6/1/2013
	KKWD(FM)	A	100	6	104.9 MHz	6/1/2013
	WWLS - FM	A	96	6	97.9 MHz	6/1/2013
	KYIS(FM)	C	335	100	98.9 MHz	6/1/2013
	WWLS(AM)	B	N/A	5.0/1.0	640 kHz	6/1/2013
	KINB(FM)	A	254	0.93	105.3 MHz	6/1/2013
	WKY(AM)	B	N/A	5.0/5.0	930 kHz	6/1/2013

Portland, ME	WBLM(FM)	C	435	100	102.9 MHz	4/1/2014
	WCLZ(FM)	B	122	48	98.9 MHz	4/1/2006	(1)
	WCYI(FM)	B	193	27.5	93.9 MHz	4/1/2014
	WCYY(FM)	B1	147	11.5	94.3 MHz	4/1/2006
	WHOM(FM)	C	1141	48	94.9 MHz	4/1/2014
	WJBQ(FM)	B	271	16	97.9 MHz	4/1/2014

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
Portsmouth/Dover/Rochester, NH	WOKQ(FM)	B	150	50	97.5 MHz	4/1/2014
	WPKQ(FM)	C	1181	21.5	103.7 MHz	4/1/2014
	WSAK(FM)	A	100	3	102.1 MHz	4/1/2014
	WSHK(FM)	A	113	2.2	105.3 MHz	4/1/2014

Presque Isle, ME	WBPW(FM)	C1	131	100	96.9 MHz	4/1/2014
	WOZI(FM)	C2	368	7.9	101.9 MHz	4/1/2014
	WQHR(FM)	C	390	95	96.1 MHz	4/1/2014

Providence, RI	WPRO(AM)	B	N/A	5	630 kHz	4/1/2006	(1)
	WPRO - FM	B	168	39	92.3 MHz	4/1/2006	(1)
	WSKO(AM)	B	N/A	5	790 kHz	4/1/2006	(1)
	WSKO - FM	A	163	2.3	99.7 MHz	4/1/2006	(1)
	WWLI(FM)	B	152	50	105.1 MHz	4/1/2006	(1)
	WWKX(FM)	A	158	1.15	106.3 MHz	4/1/2006	(1)

Reno, NV	KBUL - FM	C	699	72	98.1 MHz	10/1/2013
	KKOH(AM)	B	N/A	50	780 kHz	10/1/2013
	KNEV(FM)	C	695	60	95.5 MHz	10/1/2013
	KWYL(FM)	C	892	39	102.9 MHz	12/1/2013

Saginaw/Bay City, MI	WHNN(FM)	C	311	100	96.1 MHz	10/1/2012
	WILZ(FM)	A	126	2.9	104.5 MHz	10/1/2004	(1)
	WIOG(FM)	B	244	86	102.5 MHz	10/1/2012
	WKQZ(FM)	C2	169	39	93.3 MHz	10/1/2012
	WYLZ(FM)	A	151	2.6	100.9 MHz	10/1/2004	(1)

Salt Lake City, UT	KKAT(AM)	D	N/A	10.0/0.196	860 kHz	10/1/2013
	KBEE(FM)	C	894	40	98.7 MHz	10/1/2013
	KBER(FM)	C	1140	25	101.1 MHz	10/1/2013
	KENZ(FM)	C	1140	25	101.9 MHz	10/1/2013
	KKAT - FM	C	869	43	107.5 MHz	10/1/2013
	KFNZ(AM)	B	N/A	5	1320 kHz	10/1/2013
	KJQS(AM)	C	N/A	1	1230 kHz	10/1/2013
	KUBL - FM	C	1140	25	93.3 MHz	10/1/2013

Spokane, WA	KZBD(FM)	C	582	100	105.7 MHz	2/1/2014
	KEYF(AM)	B	N/A	5/.26	1050 kHz	2/1/2014
	KDRK - FM	C	739	60	93.7 MHz	2/1/2014
	KEYF - FM	C	490	100	101.1 MHz	2/1/2014
	KGA(AM)	A	N/A	50	1510 kHz	2/1/2014
	KJRB(AM)	B	N/A	5/3.8	790 kHz	2/1/2014
	KBBD(FM)	C1	432	39	103.9 MHz	2/1/2014

Springfield, MA	WMAS(AM)	C	N/A	1	1450 kHz	4/1/2014
	WMAS - FM	B	59	50	94.7 MHz	4/1/2014

Stockton, CA	KJOY (FM)	A	98	4	99.3 MHz	12/1/2013
	KWIN (FM)	A	91	6	97.7 MHz	12/1/2013

Syracuse, NY	WAQX - FM	B1	91	25	95.7 MHz	6/1/2006	(1)
	WLTI (FM)	A	61	4	105.9 MHz	6/1/2014
	WNSS (AM)	B	N/A	5	1260 kHz	6/1/2014
	WNTQ (FM)	B	201	97	93.1 MHz	6/1/2006	(1)

Market	Station	FCC Class	HAAT in meters	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
Tucson, AZ	KCUB (AM)	B	N/A	1	1290 kHz	10/1/2013
	KHYT (FM)	C	620	82	107.5 MHz	10/1/2013
	KIIM - FM	C	621	90	99.5 MHz	10/1/2013
	KSZR (FM)	A	93	6	97.5 MHz	10/1/2013
	KTUC (AM)	C	N/A	1	1400 kHz	10/1/2013

Tuscaloosa, AL	WBEI(FM)	C2	221	22.5	101.7 MHz	4/1/2012
	WDGM(FM)	C3	190	3.2	99.1 MHz	4/1/2012
	WFFN(FM)	C2	256	17.5	95.3 MHz	4/1/2012
	WJRD(AM)	B	N/A	20.0/1.0	1150 kHz	4/1/2012
	WTSK(AM)	D	N/A	5.0/0.036	790 kHz	4/1/2012
	WTUG-FM	C1	299	100	92.9 MHz	4/1/2012

Wilkes-Barre/Scranton, PA	WARM (AM)	B	N/A	5	590 kHz	8/1/2014
	WBHT (FM)	A	336	0.5	97.1 MHz	8/1/2006	(1)
	WBSX (FM)	B	407	6.3	97.9 MHz	8/1/2014
	WSJR (FM)	A	207	1.45	93.7 MHz	8/1/2014
	WBHD (FM)	A	308	0.6	95.7 MHz	8/1/2014
	WMGS (FM)	B	422	5.3	92.9 MHz	8/1/2014

Worcester, MA	WORC - FM	A	125	1.87	98.9 MHz	4/1/2014
	WWFX (FM)	A	146	2.85	100.1 MHz	4/1/2014
	WXLO (FM)	B	172	37	104.5 MHz	4/1/2006	(1)

(1)	As of March 15, 2007, this station’s application for license renewal is pending with the FCC.

It is reasonably likely that the FCC may deem the Merger to result in a substantial change in control (as defined under the FCC’s rules and policies), and should this happen, then we would be required to divest of 11 stations that exceed the applicable ownership limits under the FCC’s rules, which are as follows: WCLZ(FM) and WCYI(FM), Portland, ME; KNEK-FM, Lafayette, LA; WYLZ(FM), Saginaw/Bay City, MI; WMGL(FM), Charleston, SC; KVLO(FM), KPZK-FM and KARN-FM, Little Rock, AR; KBZU(FM), Albuquerque, NM; and WWLS-FM and KINB(FM) Oklahoma City, OK.

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

To obtain FCC consent to assign a broadcast license or transfer control of a broadcast licensee, appropriate applications must be filed with the FCC. If the application involves a “substantial change” in ownership or control, the application must be placed on public notice for not less than 30 days during which time interested parties, including listeners, advertisers, competitors, public interest groups and other members of the public may file petitions to deny or other objections against the application. These types of petitions are filed from time to time with respect to proposed acquisitions. Informal objections to assignment and transfer of control applications may be filed at any time up until the FCC acts on the application. Once the FCC staff grants an application, interested parties may seek reconsideration of that grant for 30 days. The FCC Commissioners may reconsider the grant of the FCC staff on the FCC’s own motion for 40 days. If the application does not involve a “substantial change” in ownership or control, it is a “pro forma” application. The “pro forma” application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application.

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

On June 2, 2003, the FCC concluded an omnibus rulemaking proceeding in which it examined all broadcast ownership rules, including the local radio ownership rule, the broadcast-newspaper ownership rule, the radio-television cross-ownership rule, the local television ownership rule, the national television ownership rule and the dual network rule. With respect to radio, the FCC retained the specific limits on the number of commercial radio stations an entity can own in a particular geographic market. The FCC, however, changed the way it defines the relevant geographic market and counts the number of stations in that market. The FCC abandoned the “signal contour” method of defining the market for radio stations that are located in areas where Arbitron ranks stations. These geographic areas are called “Arbitron Metros.” Under the new rules, the FCC determines the number of radio stations in an Arbitron Metro, for purposes of determining the ownership limit, by counting all commercial and non-commercial radio stations licensed to communities within the Arbitron Metro, plus all radio stations licensed to communities located outside of the Metro but treated by Arbitron as “home” to the Metro. Unlike under the previous rules, both commercial and non-commercial stations are counted in determining the number of stations in a market. The FCC uses the same methodology to determine the number of stations that a single company is deemed to own or control, directly or by attribution.

For radio stations located outside of an Arbitron Metro, the FCC will continue to use its previous signal contour-based methodology, with two modifications. In June 2003, the FCC also initiated as part of its biennial review of the media ownership rules a new rulemaking proceeding to develop a new method of defining markets located outside of Arbitron Metros. We own a few radio stations in unrated markets. We do not believe that the FCC’s rule changes as they apply to unrated markets will have any material effect on our business plan.

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

Our existing station portfolio exceeds the applicable ownership limit under the FCC’s new rules by up to eleven stations in seven markets. Under the new rules, however, we will not be required to divest existing owned stations in order to come into compliance with the new limits. Instead, existing ownership combinations are “grandfathered.” However, we would be required to divest stations to comply with the existing rule if there is a “substantial change” in control (as defined under the FCC’s rules and policies) of the Company or we attempt to acquire additional stations in the market. For example, it is reasonably likely that the FCC may deem the Merger to result in a substantial change in control, and should this happen, then we would be required to divest these eleven stations. We would also not be permitted to transfer grandfathered clusters to a third party, unless the third party is a “small business” as defined by the FCC.

Under the FCC’s current rules, radio stations that are operated under local marketing agreements may be treated as owned for purposes of the local radio ownership limit. See “Time Brokerage.” The new rules extend this treatment to certain joint sales agreements. Our local marketing agreement in the Oklahoma City market does not comply with the new local radio ownership rule. Unlike existing ownership combinations, non-compliant joint sales agreements and local marketing agreements are not permanently grandfathered, but must have been terminated, if non-compliant, no later than September 3, 2006. On August 31, 2006, we filed a Petition for Limited Waiver with the FCC requesting additional time to come into compliance with this requirement in the Oklahoma City market. The Petition remains pending. However, in the event that the FCC deems the Merger to result in a substantial change in control (as defined under the FCC’s rules and policies), then upon divesting the two Oklahoma City stations which are part of the eleven stations at issue, we would come into compliance with the FCC’s new local ownership rules, and we would no longer need the Limited Waiver.

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

The new rules were to become effective on September 4, 2003, but were stayed by the U.S. Court of Appeals for the Third Circuit on September 3, 2003 pending the outcome of appeals filed by several entities. A number of parties also filed requests with the FCC seeking reconsideration of certain aspects of the new rules. On September 3, 2004, the Third Circuit issued an Order granting in part a request filed by the FCC to partially lift the court’s stay. The Order permitted the new local radio ownership rules adopted June 2, 2003 to go into effect. In June 2006, the FCC announced plans to review the broadcast ownership rules to address matters raised in the Third Circuit’s order, including cross-ownership of broadcast stations and newspapers and multiple ownership of radio stations in local markets. A number of parties have urged Congress to undertake a comprehensive review of the Communications Act, including its ownership provisions, and proposals may be introduced in Congress which could result in still different ownership rules affecting, among other matters, the number of stations that may be owned in a common geographic area and whether existing combinations would be considered as “grandfathered.”

At this time, it is uncertain whether any new rules or potential congressional proposals will become law or what effect such legislation will have on us and our ability to acquire additional stations. If a requirement that companies divest stations to come into compliance with the Arbitron-based geographic market approach for defining local radio markets were to become law, we would be required to divest up to eleven stations in seven markets. We have evaluated the potential impact of this divestiture requirement and we believe that the required divestitures would not have a materially adverse effect on us as a whole, because we could come into compliance by divesting underperforming or technically inferior stations, and divestitures may have the effect of leveling the competitive playing field in markets where existing competitors own radio stations in excess of the new limits. In addition, the requirement that other companies divest stations may create acquisition opportunities for us in other markets.

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

The FCC’s new ownership rules extend ownership attribution to certain joint sales agreements as well. See “Multiple Ownership Rules.” Under a joint sales agreement, one radio station sells the commercial time on a separately owned and licensed radio station, but does not provide programming as under a time brokerage or local marketing agreement. A radio station that sells more than 15% of the advertising time of another radio station in the same market will be considered to have an attributable ownership interest in the other station for purposes of the FCC’s multiple ownership rules. In its September 3, 2004 Order, the Third Circuit lifted the stay on this new requirement making such joint sales agreements attributable. As a result, we will no longer be able to enter into a joint sales agreement providing for the sale of more than 15% of the advertising time of another radio station that we could not own. Under the FCC’s new ownership rules, companies have two years to terminate non-compliant time brokerage and joint sales agreements or otherwise come into compliance with the new limits. On August 31, 2006, we filed a Petition for Limited Waiver with the FCC requesting additional time to come into compliance with this requirement in the Oklahoma City market. The Petition remains pending. However, in the event that the FCC deems our merger with ABC Radio to be a substantial change in control (as defined under the FCC’s ruled and policies), then upon divesting the two Oklahoma City stations which are part of the eleven stations at issue, we would come into compliance with the FCC’s new local ownership rules, and we would no longer need the Limited Waiver. We do not believe that our expected sale of these stations during 2007 in order to come into compliance with the new local ownership rules will have a material impact on our combined business or our combined results of operations for a full fiscal year.

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

The FCC’s equal employment opportunity (EEO) rules are outreach and recruitment focused and require that broadcasters: (1) widely disseminate information for each full-time job vacancy, except for vacancies filled in exigent circumstances; (2) provide notification to community and recruitment organizations that have requested information on all or selected job vacancies; and (3) participate in “longer-term” recruitment initiatives, such as job fairs, internships, scholarships and EEO/anti-discrimination training programs. Broadcasters remain subject to the FCC’s anti-discrimination policy but the use of minority or women-targeted recruitment sources is no longer mandated. The EEO rules also require a broadcaster to keep extensive internal records regarding its recruitment efforts including information regarding its recruitment sources and interviewees, notification to requesting community groups and specifics regarding participation in the longer-term initiatives.

Broadcasters must also prepare and place in the public inspection file (and on their website if they maintain one) an annual EEO public file report that details recruitment efforts and interviewee totals, the referral sources used for each vacancy, the community groups notified, and specifics regarding participation in longer-term recruitment initiatives. Broadcasters are subject to an FCC mid-term review in the fourth year of the license term and an FCC review as part of the license renewal application, both requiring the submission of the annual EEO public file report for the preceding two years with a statement certifying that the broadcaster’s reports are accurate. The FCC is expected to address the annual workforce employment information and filing requirements in a separate Report and Order. The FCC has obtained public comment on its review of possible recruitment requirements for part-time vacancies but has yet to adopt rules in this area.

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

The FCC has rules requiring that when money, goods, services or other valuable consideration has been paid or promised to a station or any employee for the broadcast of programming, appropriate sponsorship identification announcement(s) must be given. The FCC has initiated an inquiry regarding sponsorship identification practices at several media companies, including us. We have been cooperating with the FCC in its investigation and have produced documents and other information requested by the FCC. In connection with this matter, we have recorded an expense of approximately $3.1 million under corporate and general and administrative expenses for the year ended December 31, 2006. See “Item 3. Legal Proceedings” for more information.

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

Indecency Regulation

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. Congress currently has under consideration legislation that addresses the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent and profane material. Moreover, the FCC has recently begun imposing separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. In addition, a new law increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act, which amounts will be effective when the FCC issues implementing regulations. We could face increased costs in the form of fines and greater risk that we could lose one or more broadcasting licenses. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming. We also have a few outstanding indecency proceedings against our stations. The pendancy of these proceedings, as well as the FCC’s more vigorous enforcement of its indecency rules, may encourage third parties to challenge our license renewal or assignment applications.

Proposed and Recent Changes

Congress, the FCC or other federal agencies may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance acquisitions. These matters include:

•

changes in the FCC’s ownership rules and policies, including changes to the local radio ownership rules and the limitations on the cross-ownership of radio and other media (see “Multiple Ownership Rules”);

•	proposals to increase regulatory fees or to impose spectrum use or other fees on FCC licensees;

•	technical and frequency allocation matters and changes to broadcast technical requirements;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to restrict or prohibit the advertising of on-line casinos or on-line sports-betting services;

•	proposals to limit the tax deductibility of advertising expenses by advertisers;

•	restatement in revised form of FCC’s equal employment opportunity rules and revision to rules relating to political broadcasting;

•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming;

•	proposals to impose sales tax on advertising expenses; and

•	proposals to shorten the term of broadcasting licenses from eight to three years.

The FCC selected In-Band, On-Channel™ digital audio broadcasting technology as the exclusive standard for digital services for terrestrial AM and FM broadcasters. The technology is also known as “HD Radio™”. The FCC has authorized the commencement of “hybrid” transmissions—simultaneous transmissions in both analog and digital—pending the adoption of formal licensing and service rules, using HD Radio™ systems for FM stations and AM stations (on a daytime only basis). Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band, On-Channel™ technology will permit radio stations to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what formal licensing and service rules the FCC will adopt regarding digital audio broadcasting and what effect these regulations will have on our business or the operations of our stations. The Company has recently committed to convert 60 of its radio stations to digital broadcasting technology over the next several years.

We currently utilize HD Radio™ digital technology on approximately 26 of our FM stations and plan to complete the installation of this technology on at least an additional 25 FM stations in 2007. In addition to committing to the use of this technology, we are a founding member of the HD Digital Radio Alliance Association, which was formed to promote and develop HD Radio™ and its digital multicast operations.

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

Employees

As of December 31, 2006, we had 2,156 full-time employees and 1,236 part-time employees. None of these employees is covered by collective bargaining agreements. We consider our relations with our employees generally to be good.

We employ several on-air personalities in our respective markets. We enter into employment agreements with certain on-air personalities in order to protect our interests in these employee relationships. We do not believe that the loss of any one of these on-air personalities would have a material adverse effect on our consolidated financial condition or results of operations.

Available Information

Our Internet address is www.citadelbroadcasting.com. You may obtain through our Internet website, free of charge, access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). You may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. (You may call 1-800-SEC-0330 for more information).

On December 21, 2006, we filed with the SEC a Registration Statement on Form S-4 (Registration No. 333-139577), as amended February 14, 2007, containing a preliminary information statement/prospectus regarding the proposed business combination with the ABC Radio business. This material is not a substitute for the definitive information statement/prospectus regarding the proposed business combination that will be available after the Registration Statement is effective. Investors are urged to read the preliminary information statement/prospectus and the final information statement/prospectus when it becomes available, and any other relevant materials filed by the Company or TWDC with the SEC when they become available, because they contain, or will contain, important information, including information about the Company, the ABC Radio business and the proposed combination. When the registration statement is effective, the final information statement/prospectus will be mailed to stockholders of Citadel and TWDC. The information statement/prospectus and other documents which are filed by Citadel and TWDC with the SEC are available free of charge at the SEC’s website, www.sec.gov, or by directing a written request to Citadel Broadcasting Corporation, City Center West, Suite 400, 7201 West Lake Mead Blvd., Las Vegas, Nevada 89128, Attention: Investor Relations, or to The Walt Disney Company, 500 South Buena Vista Street, Burbank, CA 91521-9722, Attention: Shareholder Services.

ITEM 1A.	RISK FACTORS

The following factors (in addition to others) could have a material impact on our business:

Decreased spending by advertisers and changes in U.S. economy could have a material adverse effect on the Company and its business

Since virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations, a recession or downturn in the United States economy could have an adverse effect on the Company’s results of operation, its financial position and future price of the Company’s common stock, as advertisers generally reduce their spending during economic downturns. A decline in the level of business activity of our advertisers could decrease our revenues and profit margins. In addition, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets could be adversely affected by local or regional economic downturns.

We may lose audience share and advertising revenue to competing radio stations or other types of media competitors

We operate in a highly competitive industry. Our radio stations compete for audiences, creative and performing talent, broadcast rights, market share and advertiser support with other radio stations and station groups, as well as with other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, the Internet, hand held programmable devices, such as iPods and cellular phones, and direct mail. Audience ratings, performance-based revenue arrangements and market shares are subject to change, and any adverse change in a particular geographic area could have a material and adverse effect on our ability to attract not only advertisers in that local region, but national advertisers as well. Any adverse change in a particular market, or in the relative market positions of the stations located in a particular market, or any adverse change in listeners’ preferences could have a material adverse effect on our revenue (since advertising sales are based on ratings for the programs in which advertisements air) or ratings, could require increased promotion or other expenses in that market, and could adversely affect our revenue in other markets. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future and these companies may be larger and have more financial resources than we have. In addition, from time to time, other stations may change their format or programming, a new station may adopt a format to compete directly with our stations for audiences and advertisers, or stations might engage in aggressive promotional campaigns. These tactics could result in lower ratings, lower market share and lower advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Audience preferences as to format or programming may also shift due to demographic changes, personnel or other programming changes, a decline in broadcast listening trends or other reasons. Any failure by us to respond, or to respond as quickly as our competitors, could have an adverse effect on our business and financial performance. We cannot assure you that we will be able to maintain or increase our current audience ratings and advertising revenue.

If we lose key personnel, including executives or on-air talent, our business could be disrupted and our financial performance could suffer

Our business depends upon the continued efforts, abilities and expertise of our executive officers, primarily our chairman and chief executive officer, Farid Suleman. We believe that the unique combination of skills and experience possessed by Mr. Suleman would be difficult to replace, and his loss could have a material adverse effect on us, including impairing our ability to execute our business strategy. Mr. Suleman does not have a formal employment agreement. Additionally, our radio stations employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective broadcast markets. These on-air personalities are sometimes significantly responsible for the ranking of a station, and for the ability of the station to sell advertising. We cannot assure you that these individuals will remain with our Company or will retain their audiences.

Our business depends upon licenses issued by the FCC, which if not renewed, would materially impair our business

Our business depends upon maintaining our broadcasting licenses issued by the FCC, which are issued currently for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them only with significant qualifications, including renewals for less than a full term of eight years. Renewal applications are pending with respect to certain of our radio station licenses. On March 1, 2006, one party filed a petition to deny the license renewal applications of nine Citadel radio stations licensed to communities in Connecticut and Rhode Island. Although we opposed the petition to deny, believe it to be without merit, and anticipate that the FCC will grant the subject renewal applications, it is not possible to predict with certainty how the FCC will rule on these renewal applications. We cannot assure you that our pending or future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations, could result in material impairment and could adversely affect our liquidity and financial condition. If we fail to renew, or renew with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), any of our licenses, it could prevent us from operating the affected station and generating revenue from it. In addition, we must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations, including the possible divestiture of 11 stations in connection with our pending merger. Additionally, the FCC is considering further changes to its media ownership rules, which may limit our ability to expand our media holdings. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, governmental regulations and policies may change over time and the changes may have a material adverse impact upon our business, financial condition and results of operations.

We may be adversely affected by the FCC’s more rigorous enforcement of its indecency regulations against the broadcast industry as well as by the increased amounts of the potential fines

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC vigorously enforces its indecency rules against the broadcasting industry as a whole. The FCC has indicated that it is stepping up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency violations. The FCC has found on a number of occasions recently, chiefly with regard to radio stations, that the content of broadcasts has contained indecent material. In such instances, the FCC issued fines to the offending licensees. Moreover, the FCC has recently begun imposing separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. In addition, a new law increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming. To the extent that these inquiries or other proceedings by the FCC may result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, then our results of operation and business could be materially adversely affected.

In order to remain competitive, we must respond to changes in technology, services and standards that characterize our industry

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies. We may not have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being developed, including the following:

•

audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless), new consumer products such as portable digital audio players, such as iPods and cellular phones, other personal communications systems, and other digital audio broadcast formats;

•	satellite digital audio radio service, which now has two subscriber-based satellite radio services with numerous channels and niche formats and sound quality equivalent to that of compact discs;

•	In-Band On-Channel™ digital radio (HD Radio™), which could improve the quality of existing AM and FM radio signals, including stations owned by us; and

•	low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve small, localized areas.

The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, including the introduction of new technologies used in the car such as audio cassettes, compact discs, satellite digital audio radio and cellular telephones. A growing population, greater use of the automobile and increased commuter times have contributed to this growth. Some of the new technologies, particularly satellite digital audio radio service and Internet radio, will compete for the consumer’s attention in the car, workplace and elsewhere. We cannot assure you that this historical growth will continue. In addition, we cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

Because of our company structure, we depend on our subsidiary for cash flow and our access to this cash flow is restricted

All of our radio stations are currently owned and operated by our wholly-owned subsidiary, Citadel Broadcasting Company, and our liquidity is dependent on its ability to generate cash flow and borrow under its Senior Credit Facility. Our only source of cash to pay our obligations, including among others paying interest and principal on our convertible subordinated notes, paying dividends on our common stock and purchasing shares of our outstanding common stock, paying certain overhead expenses and certain trade payables, is distributions from our subsidiary of its net earnings and cash flow. We currently expect that the net earnings and cash flow of Citadel Broadcasting Company will be retained and used by it in its operations, including servicing its Senior Credit Facility obligations, before distributions are made to us. Even if Citadel Broadcasting Company elects to make distributions to us, we cannot be assured that applicable state law and contractual restrictions, including the dividend covenants contained in Citadel Broadcasting Company’s Senior Credit Facility, would permit such dividends or distributions to us.

The covenants in Citadel Broadcasting Company’s Senior Credit Facility restrict our financial and operational flexibility

Our wholly-owned subsidiary, Citadel Broadcasting Company, is the borrower under its Senior Credit Facility. Its Senior Credit Facility contains covenants that restrict, among other things, its ability to borrow money, make particular types of investments or other restricted payments, swap or sell assets, or merge or consolidate. An event of default under Citadel Broadcasting Company’s Senior Credit Facility could allow the lenders to declare all amounts outstanding to be immediately due and payable, and therefore, could have a material adverse effect on our business. Citadel Broadcasting Company’s Senior Credit Facility also requires it to maintain specified financial ratios. Citadel Broadcasting Company’s ability to meet these financial ratios can be affected by operating performance or other events beyond our control, and we cannot be assured that it will meet those ratios. We also may incur future debt obligations in connection with future acquisitions that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default. The debt we incur in connection with future acquisitions may require us to modify or enter into a new bank facility if certain covenants in Citadel Broadcasting Compnay’s Senior Credit Facility would be violated, subjecting us to an event of default.

We have substantial indebtedness which could limit our ability to grow and compete and have important consequences to you

As of December 31, 2006, we had indebtedness of approximately $731.0 million, consisting of $330.0 million of convertible subordinated notes and $401.0 million under Citadel Broadcasting Company’s Senior

Credit Facility. This indebtedness is substantial in amount and could have an impact on us. For example, these obligations could:

•

require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of cash flow for other purposes, including funding future expansion and ongoing capital expenditures;

•	impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes;

•	limit our ability to compete, expand and make capital improvements;

•	increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and

•	limit or prohibit our ability to pay dividends and make other distributions.

Under Citadel Broadcasting Company’s Senior Credit Facility, as of December 31, 2006, it may borrow up to an additional $196.8 million under the revolving portion of the credit facility, subject to compliance with the covenants thereunder at the time of borrowing. Citadel Broadcasting Company may borrow under its Senior Credit Facility as needed to fund its working capital needs, for general corporate purposes and to fund the acquisitions of additional radio stations. Moreover, should we complete the merger with ABC Radio, borrowings outstanding under Citadel Broadcasting Company’s Senior Credit Facility could become payable as of the closing date. We have received a commitment from a lender, which commitment is subject to customary closing conditions, to provide debt financing to us in connection with the completion of the Merger and related transactions including our payment of the special distribution, the refinancing of Citadel Broadcasting Company’s Senior Credit Facility, the refinancing of ABC Radio’s debt and the completion of the Merger. We also may seek to obtain other funding or additional financing for any or all of the following transactions: (1) the acquisition of additional radio stations; (2) the full or partial redemption of our outstanding debt; (3) the payment of dividends, including the payment of the special dividend as provided for as part of the pending merger with ABC Radio; and (4) the buyback of our common stock. We have no assurances that we will be able to obtain other funding, additional financing or the approvals, if necessary, for any of these transactions. Any additional borrowings could further increase the amount of our indebtedness and the associated risks.

There are risks associated with our pending business combination with the ABC Radio stations and ABC Radio Network

Our pending business combination with the ABC Radio stations and ABC Radio Network involves risks and uncertainties. There can be no assurance as to the timing of the closing of the Merger, or whether the Merger will close at all. Factors that could cause the Merger to be delayed or to fail to close at all include:

•	the failure to obtain governmental approvals of the transaction on the proposed terms and schedule, including IRS and antitrust approvals and the effectiveness of certain filings with the SEC;

•

if the FCC deems there to be a “substantial change” in control (as defined under the FCC’s rules and policies) as a result of the transaction, we will likely be required to divest up to eleven stations in seven markets in order to obtain FCC approval to consummate the Merger;

•	the failure to receive required tax rulings or tax opinions; and

•	a material adverse change in the business, assets, financial condition or results of our operations or the operations of ABC Radio.

Failure to complete the Merger could negatively impact our stock price, future business and financial results.

The ABC Radio Merger Agreement contains certain termination rights and provides that, upon the termination of the ABC Radio Merger Agreement under specified circumstances, we may be required to pay to TWDC a termination fee of $81 million.

The ABC Radio Merger Agreement imposes certain restrictions on our ability to conduct acquisitions and make dispositions prior to the closing. Additionally, we are limited in our ability to issue equity instruments prior to and after the closing. In connection with the closing of the Merger, our financial leverage will be substantially increased. We will be required to refinance borrowings outstanding under Citadel Broadcasting Company’s Senior Credit Facility, incur significant indebtedness to finance the special distribution as of the closing date and refinance ABC Radio’s debt. This increased indebtedness could limit our ability to, among other things:

•	compete with competitors that are better capitalized than us; and

•	react to changing market conditions, changes in our industry and economic downturns.

If we are unsuccessful in the litigation matter involving the Company’s convertible subordinated notes and there is deemed a default under the indenture, it could have important consequences to you

The Company sought a declaratory judgment with regard to its convertible subordinated notes that by entering into the ABC Radio Merger Agreement and the other agreements relating to the ABC Radio transaction it did not constitute a fundamental change for purposes of the indenture. If entering into these agreements were held to be an event of default, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under Citadel Broadcasting Company’s Senior Credit Facility. If the convertible subordinated notes or Citadel Broadcasting Company’s Senior Credit Facility were to become due and payable, the Company would seek additional funding in the credit or capital markets, and there can be no assurance that the Company will be able to obtain financing on terms acceptable to the Company.

We are controlled by affiliates of Forstmann Little & Co., whose interests may conflict with those of our other stockholders

Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P., which we refer to as the Forstmann Little partnerships, own approximately 68% of our outstanding common stock as of February 28, 2007. Accordingly, they will be able to:

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

Certain of our directors and officers have or have had relationships with Forstmann Little & Co. Theodore J. Forstmann, a member of Citadel’s board of directors, is the senior partner of Forstmann Little & Co. Two of our other directors, Mr. Forstmann’s brother, J. Anthony Forstmann, and Michael A. Miles, as well as our chairman and chief executive officer, Farid Suleman, are special limited partners of Forstmann Little & Co. Mr. Miles also serves on the Forstmann Little advisory board and is an investor in certain portfolio companies of Forstmann Little. Another of our directors, Wayne T. Smith is, and one of our former directors, Sandra J Horbach, who resigned during 2006, was a limited partner of two of the funds that own shares of common stock of Citadel. Mr. Smith also is a director of 24 Hour Fitness Worldwide, Inc., a majority of the stock of which is controlled by certain affiliated partnerships of Forstmann Little & Co. As a result of their relationships with Forstmann Little & Co., Messrs. Theodore Forstmann, J. Anthony Forstmann and Smith have, and Ms. Horbach had, an economic interest in certain of the Forstmann Little & Co. partnerships and their portfolio investments, including Citadel. Of those directors, however, only Mr. Theodore Forstmann has any voting or investment power over the shares of common stock of Citadel. Another director, Herbert J. Siegel, serves as a director of IMG Worldwide, Inc., a majority of the stock of which is controlled by certain affiliated partnerships of Forstmann Little & Co. In addition, our other director who resigned during 2006, David Checketts, is a director of IMG worldwide, Inc. and may perform consulting and provide other services to IMG from time to time. As a result of these relationships, when conflicts between the interests of the Forstmann Little partnerships and the interests of our other stockholders arise, these directors and officers may not be disinterested. Under Delaware law, although our directors and officers have a duty of loyalty to us, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as the material facts as to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, or the transaction is otherwise fair to us.

The interests of the Forstmann Little partnerships may conflict with the interests of our other stockholders.

Our stock price could be volatile and could drop unexpectedly

Our common stock has been publicly traded since August 2003. The market price of our common stock has been subject to fluctuations since the date of our initial public offering. The stock market has from time to time experienced price and volume fluctuations that have affected the market prices of securities. As a result, the market price of our common stock could materially decline, regardless of our operating performance. The price of our common stock may vary due to a number of factors, including without limitation:

•	the amount of indebtedness and liquidity of Citadel and/or should our merger with ABC Radio be completed, the amount of indebtedness and liquidity of the combined company;

•	the payment of any dividends, including the special distribution should it occur as contemplated under the ABC Radio Merger Agreement;

•	changes in the regulatory environment;

•	market assessments of the likelihood that the Merger will be completed and that ABC Radio will be integrated effectively into Citadel;

•

market assessments of our operating results and financial condition and/or should our merger with ABC Radio be completed, the operating results and financial condition of the combined company, including of the prospects of post-merger operations and synergies;

•	the timing of the completion of the Merger; and

•	general market, business and economic conditions.

We cannot predict or give any assurances as to the market price of our common stock.

Future sales of common stock by Forstmann Little & Co. could adversely affect the price the Company’s common stock

The market for our common stock could fall substantially if Forstmann Little & Co. sold large amounts of shares of our common stock in the public market. These sales, or the possibility of such sales, among other factors, could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

Future losses could be caused by future asset impairment of our FCC licenses and/or goodwill

As of December 31, 2006, our FCC licenses and goodwill comprise 90% of the Company’s total assets, the value of which depends significantly upon the operating results of our business. Interim and/or annual impairment testing, as applicable, are required under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and could result in future impairment losses. Factors that could result in future impairment losses are further discussed in the section below “Critical Accounting Policies” within Item 7.

Our certificate of incorporation and by-laws and Delaware corporate law contain provisions that may inhibit a takeover

Our certificate of incorporation and by-laws, as well as Delaware law, may inhibit changes in control that are not approved by our board of directors and could delay or prevent a change of control of Citadel that its stockholders may favor. These provisions include:

•	a classified board of directors;

•	limiting the ability to call special meetings of stockholders to the board of directors, the chairman of the board of directors, the president or chief executive officer of the company; and

•	advance notice requirements for nominations of director candidates.

These restrictions and limitations could adversely affect the price of our common stock.

We may be unable to effectively integrate future acquisitions

The integration of acquisitions involves numerous risks, including:

•	difficulties in the integration of operations and systems and the management of a large and geographically diverse group of stations;

•	the diversion of management’s attention from other business concerns; and

•	the potential loss of key employees of acquired stations.

The risks of integration are magnified during any period of significant growth. We cannot be assured that we will be able to integrate successfully any operations, systems or management that might be acquired with regard to acquisition in the future. In addition, in the event that the operations of a new business do not meet expectations, we may restructure or write off the value of some or all of the assets of the new business, including the ABC Radio stations and the ABC Radio Network.

We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or natural disasters

The occurrence of extraordinary events, such as terrorist attacks, natural disasters, intentional or unintentional mass casualty incidents or similar events may substantially decrease the use of and demand for advertising, which may decrease each of the company’s revenues or expose them to substantial liability. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial activities. The occurrence of future terrorist attacks, military actions by the United States, contagious disease outbreaks or other unforeseen similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economies where we do business generally, specifically the market for advertising. In addition, an Act of God or a natural disaster could adversely impact any one or more of the markets where we do business. For example, Hurricane Katrina and the aftermath left in its wake significantly impacted the operations of our New Orleans radio cluster.

We could experience delays in expanding our business, be prevented from making acquisitions or be required to divest radio stations due to antitrust laws and other legislative and regulatory considerations

The radio broadcasting industry is subject to extensive and changing federal regulation. The Federal Trade Commission (“FTC”), the United States Department of Justice (“DOJ”) and the FCC carefully review our proposed business acquisitions and dispositions under their respective regulatory authority, focusing on the effects on competition, the number of stations owned in a market and the effects on concentration of market revenue share. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed transaction or could require us to modify or abandon an otherwise attractive opportunity. We can give no assurances that the DOJ, FTC and/or FCC will not seek to bar us from acquiring additional radio stations in any market where we already have a significant position.

Our failure to comply under the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements

We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance was required as of December 31, 2004. This effort included documenting and testing our internal controls. As of December 31, 2006, we did not identify any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board. In future years, there are no assurances that we will not have material weaknesses that would be required to be reported or that we will be able to comply with the reporting deadline requirements of Section 404. In addition, should our pending merger with ABC Radio be completed, there are no assurances that the combined company will not have material weaknesses that would be required to be reported or that the combined company will be able to comply with the reporting deadline requirements of Section 404. A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES AND FACILITIES

The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

We currently own studio facilities in 23 of our markets and own transmitter and antenna sites in 46 of our markets. We lease the remaining studio and office facilities, including office space in Las Vegas, NV, which is not related to the operations of a particular station, as well as the remaining transmitter and antenna sites. We do not anticipate any significant difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

ITEM 3.	LEGAL PROCEEDINGS

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths at a Rhode Island nightclub. The complaint contains multiple causes of action, only a small number of which are brought against the Company, which assert claims, based on theories of joint venture liability and negligence. The Company’s involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. On October 3, 2003, the action was transferred to the United States District Court, District of Rhode Island, where it subsequently was consolidated with suits on behalf of some 240 other concertgoers (in which the Company was not sued) for the purposes of pre-trial discovery and motion practice. On January 27, 2005, the Company filed an Answer to the complaint, substantially denying plaintiffs’ allegations against the Company. On February 18, 2005, an identical suit was filed on behalf of one additional concertgoer. On January 5 and 31, 2006, substantially identical suits were filed on behalf of two additional concertgoers. The Company believes that plaintiffs’ claims against the Company are without merit and intends to defend these claims vigorously.

Several defendants in the various actions filed motions to dismiss on a variety of legal grounds, some of which were granted. The Court’s Scheduling Order only recently allowed defendants to file motions for summary judgment, and the Company intends to file such a motion shortly, on some of the same grounds. The Company does not believe that the outcome of the litigation regarding the Rhode Island night club matters will have a material adverse impact on its financial position, results of operations or cash flows.

In February 2005, we received a subpoena from the Office of Attorney General of the State of New York as have several other radio broadcasting companies and record companies operating in the State of New York. These subpoenas were issued in connection with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations. We have cooperated with this investigation and continue to do so. In connection with this investigation, the New York Attorney General has entered into settlement agreements with several record companies and two radio broadcasters, which included both business practice reforms and financial penalties. The New York Attorney General previously announced that it may take action against a number of radio companies, including us. To date, no action has been taken against the Company.

The FCC has announced increased enforcement activity in the area of sponsorship identification, and on April 19, 2006, the Company received a letter of inquiry and request for information from the FCC. The Company has been cooperating with the FCC in this investigation and has produced documents and other information requested by the FCC. The Company believes that it is likely this matter will be resolved with the FCC and has recognized a liability of $2.0 million for the potential costs associated with the possible settlement of this matter.

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

On July 17, 2006, the Company filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York seeking a judgment declaring that the ABC Radio Merger

Agreement and the other agreements relating to the ABC Radio transaction do not constitute a fundamental change for purposes of the indenture. On September 1, 2006, the Company, The Bank of New York and HSBC Bank USA, National Association (“HSBC”) entered into an Agreement of Resignation, Appointment and Acceptance with respect to the Company’s convertible subordinated notes. Pursuant to the terms of that agreement, The Bank of New York resigned as trustee under the indenture and HSBC accepted its appointment as trustee under the indenture assuming all of the rights, powers, trusts and duties of The Bank of New York. On September 15, 2006, the Company received a letter alleging that the beneficial owners of a majority in aggregate principal amount of the Company’s outstanding convertible subordinated notes had (i) purportedly removed HSBC as trustee under that indenture by an Instrument of Removal, dated September 13, 2006, and (ii) purportedly appointed Wilmington Trust Company as replacement successor trustee, by separate Instrument of Appointment of Replacement Successor Trustee, dated as of September 13, 2006. Again, on December 8, 2006, the beneficial owners of an alleged majority in aggregate principal amount of the Company’s outstanding convertible subordinated notes (i) purportedly removed HSBC as trustee under that indenture by an Instrument of Removal of Trustee, dated December 8, 2006, and (ii) purportedly appointed Wilmington Trust Company as replacement successor trustee, by separate Instrument of Appointment of Successor Trustee, dated as of December 8, 2006.

On January 5, 2007, Wilmington Trust filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the judge granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. The Company filed an amended complaint on March 8, 2007 against the trustee as the defendant in the action.

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

In connection with the Company’s prior acquisition of a radio station in Salt Lake City, UT, the Company in May 2004 guaranteed financing on behalf of the seller. In February 2006, the lender notified the seller of a default under the terms of the financing and made a demand for payment. On June 30, 2006, the Company purchased the note from the lender. On February 22, 2007, the Company filed a motion for summary judgment in lieu of a complaint in Supreme Court of the State of New York seeking to collect approximately $10 million from two guarantors of the note.

We are involved in certain other claims and lawsuits arising in the ordinary course of our business. We believe that such litigation and claims will be resolved without a material adverse impact on our results of operations, cash flows or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “CDL.” The table below sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by the NYSE.

	Price Range
	High	Low
Fiscal Year 2005
First Quarter	$16.11	$13.44
Second Quarter	$14.09	$11.28
Third Quarter	$13.89	$11.09
Fourth Quarter	$14.74	$12.80

Fiscal Year 2006
First Quarter	$13.64	$10.72
Second Quarter	$11.20	$8.62
Third Quarter	$9.73	$8.00
Fourth Quarter	$10.75	$9.08

Number of Stockholders

On February 28, 2007, the last reported sale price of our common stock on the NYSE was $10.16 per share. Based on information available to us and our transfer agent, we believe that as of March 6, 2007, there were 5,938 holders of our common stock.

Dividend Policy

In October 2005, our Board of Directors authorized the payment of a quarterly dividend valued at $0.18 per share on our common stock. Our first payment of such a dividend was in January 2006 to holders of record on November 30, 2005. During the year ended December 31, 2006, we paid cumulative dividends of $0.72 per share and in February 2007 paid a dividend of $0.18 per share. Our Board of Directors is free to change its dividend practices from time to time and to decrease or increase or otherwise change the amount and form of the dividend paid, or to not pay a dividend, on our common stock on the basis of restrictions imposed by applicable law, contractual limitations (including those imposed by Citadel Broadcasting Company’s Senior Credit Facility, which are discussed below) and financial limitations, including on the basis of results of operations, financial condition, cash requirements and future prospects and other factors deemed relevant by the Board of Directors. There can be no assurance of future cash flows from our wholly-owned subsidiary, Citadel Broadcasting Company, to pay the dividend. Citadel Broadcasting Company’s Senior Credit Facility contains covenants which limit the ability of Citadel Broadcasting Company to transfer funds to Citadel, including a covenant restricting the payment of dividends by Citadel Broadcasting Company, which is subject to a number of specific exceptions, as well as covenants restricting transactions with affiliates and investments generally.

Equity Compensation Plan Information

The following tables set forth, as of December 31, 2006, the number of shares of common stock that are issuable upon the exercise of stock options outstanding and upon vesting of nonvested shares of common stock of the Company under the Citadel Broadcasting Corporation Amended and Restated 2002 Long-Term Incentive Plan (the “Plan”).

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights
Equity Compensation Plans Approved by Shareholders	4,379,190	$15.86
Equity Compensation Plans Not Approved by Shareholders
None	—	—

Total	4,379,190

Plan Category	Number of Shares to be Issued Upon Vesting of Nonvested Shares	Weighted Average Grant Date Fair Value
Equity Compensation Plans Approved by Shareholders	2,906,494	$11.96
Equity Compensation Plans Not Approved by Shareholders
None	—	—

Total	2,906,494

As of December 31, 2006, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the Plan was 2,682,566, not including shares underlying outstanding grants.

The Company has also granted 2,868,006 fully vested stock units with deferred distribution dates to its chief executive officer under a written agreement dated April 23, 2002, as amended on June 4, 2002.

Purchases of Equity Securities

The table below summarizes stock repurchase information for the quarter ended December 31, 2006.

REGISTRANT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2006 through October 31, 2006	—		—	$83,434,060
November 1, 2006 through November 30, 2006	228,000	$9.45	228,000	81,279,977
December 1, 2006 through December 31, 2006	617,825	9.62	617,825	75,337,399

Total	845,825	$9.57	845,825

Notes:

1) On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of its outstanding common stock. No assurance can be given as to the time period over which the shares will be repurchased or as to whether and to what extent the share repurchase will be consummated.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on common stock of the Company since its initial public offering against the cumulative total return of (i) the S&P 500 Index, (ii) the S&P Broadcasting & Cable TV Index, and (iii) an index consisting of certain peer radio broadcasting companies with which the Company competes. The peer group index is comprised of the common stock of Cox Radio, Inc. and Entercom Communications Corp.

	Cumulative Total Return
	08/01/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Citadel Broadcasting Corporation	$100.00	$108.33	$78.35	$65.94	$51.67
S&P 500	100.00	113.15	125.46	131.10	151.76
S&P Broadcasting & Cable TV	100.00	111.53	101.61	84.71	121.90
Peer Group	100.00	116.18	77.75	65.03	68.76

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected historical consolidated financial data below in conjunction with our consolidated financial statements and the accompanying notes. You should also read Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of these materials are included elsewhere in this report. We derived the historical consolidated financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 from our audited consolidated financial statements included in this report. We derived the historical consolidated financial data as of December 31, 2004, 2003, and 2002 and for the years ended December 31, 2003 and 2002 from our audited consolidated financial statements, which are not contained in this report. The selected consolidated historical financial data may not be indicative of future performance.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Operating Data:
Net broadcasting revenue	$432,930	$419,907	$411,495	$371,509	$348,869
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	124,189	118,949	116,579	99,832	94,368
Selling, general and administrative	122,639	118,489	118,611	112,090	114,622
Corporate general and administrative(1)	30,287	15,363	15,566	20,433	36,637
Local marketing agreement fees	1,268	1,723	2,081	2,405	604
Asset impairment(2)	174,049	—	—	—	—
Depreciation and amortization(3)	16,740	22,346	101,270	140,659	143,079
Non cash charge related to contractual obligations(4)	—	—	16,449	—	—
Other, net	(1,026)	(353)	(776)	53	1,231

Total operating expenses	468,146	276,517	369,780	375,472	390,541

Operating (loss) income	(35,216)	143,390	41,715	(3,963)	(41,672)

Interest expense, net	32,911	21,137	17,345	48,254	61,707
Write off of deferred financing costs due to extinguishment of debt(5)	—	—	13,615	9,345	—

(Loss) income before income tax (benefit) expense	(68,127)	122,253	10,755	(61,562)	(103,379)
Income tax (benefit) expense(6)	(20,113)	52,496	(63,813)	28,008	(14,219)

Net (loss) income	(48,014)	69,757	74,568	(89,570)	(89,160)
Dividend requirement and premium paid on redemption of exchangeable preferred stock	—	—	—	—	6

Net (loss) income applicable to common shares	$(48,014)	$69,757	$74,568	$(89,570)	$(89,166)

Net (loss) income per share:
Basic	$(0.43)	$0.59	$0.58	$(0.83)	$(0.93)

Diluted	$(0.43)	$0.55	$0.54	$(0.83)	$(0.93)

Dividends declared per share	$0.54	$0.18	$—	$—	$—

Weighted average common shares outstanding:
Basic	111,453	119,234	129,191	107,360	96,134

Diluted	111,453	134,534	143,379	107,360	96,134

Other Data:
Cash flow provided by (used in):
Operating activities	$136,277	$140,773	$147,146	$84,035	$64,104
Investing activities	(41,516)	(45,535)	(156,383)	(174,409)	(14,339)
Financing activities	(95,234)	(91,966)	6,718	91,707	(48,297)
Capital expenditures	11,790	8,112	8,948	6,162	14,695
Current tax expense	2,491	2,861	2,556	1,421	1,059
Deferred tax (benefit) expense	(22,604)	49,635	(66,369)	26,587	(15,278)

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,747	$4,220	$948	$3,467	$2,134
Working capital	50,438	21,995	69,930	52,181	29,083
Intangible assets, net	1,967,204	2,125,794	2,104,058	2,043,286	1,987,480
Total assets	2,173,696	2,333,325	2,315,698	2,249,333	2,198,333
Long-term debt and other liabilities (including current portion)	751,021	675,055	655,199	693,175	1,033,479
Shareholders’ equity	1,124,308	1,274,699	1,380,383	1,232,444	866,575

(1)	Certain reclassifications have been made to prior year amounts to conform them to current year presentation. Non-cash stock-based compensation has been reclassified.

(2)	In accordance with SFAS No. 142, we conducted an interim impairment test during the quarter ended June 30, 2006 and our annual impairment test of indefinite-lived intangible assets as of the October 1 annual testing date. The analyses resulted in a non-cash impairment charge of $174.0 on a pre-tax basis to reduce the carrying amount of FCC licenses and goodwill.
(3)	We adopted SFAS No. 142 on January 1, 2002. See Note 2 to the Consolidated Financial Statements.
(4)	Operating income for 2004 reflects a non-cash charge of approximately $16.4 million primarily due to the Company’s settlement with its previous national representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with its previous representation firm and entered into a new long-term contract with the Company.
(5)	Our initial public offering registration statement with the Securities and Exchange Commission was declared effective on July 31, 2003, and we used substantially all of the net proceeds of the initial public offering to repay amounts outstanding under our senior debt. In connection with the repayment, we wrote off deferred financing costs of $8.2 million. Effective December 10, 2003, we amended our credit facility, and in connection with the amendment, we wrote off deferred financing costs of $1.2 million in the fourth quarter of 2003. On February 18, 2004, we sold 9,630,000 shares of common stock at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% Subordinated Debentures, and in connection with this repayment, we wrote off deferred financing costs of approximately $10.6 million. In August 2004, Citadel Broadcasting Company entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous credit agreement and wrote off approximately $3.0 million in deferred financing costs.
(6)	For the year ended December 31, 2002, as a result of an increase in valuation allowance related primarily to our net operating loss carryforwards, the tax benefit was limited to $14.2 million. For the year ended December 31, 2003, the income tax expense of $28.0 million was primarily attributable to the amortization of indefinite lived intangibles for income tax purposes, for which no benefit can be recognized in the financial statements until the assets are disposed of. Income tax benefit for the year ended December 31, 2004 was because of the reversal of our valuation allowance associated with our deferred tax assets, the most significant of which was our net operating loss carry-forward. For the year ended December 31, 2006, the income tax benefit was driven by the deferred tax benefit related to the non-cash asset impairment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Citadel is the sixth largest radio broadcasting company in the United States based on net broadcasting revenue. As of February 28, 2007, we owned and operated 165 FM and 58 AM radio stations in 46 markets located in 24 states across the country. We have a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. We rank first or second in audience share in 34 of our 46 Arbitron rated metropolitan markets. Our top 25 markets accounted for approximately 76% of our 2006 revenue.

On February 6, 2006, we and Alphabet Acquisition Corp., a wholly owned subsidiary, entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”) and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly owned subsidiary of TWDC (the “Merger”). The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. In this report, we refer to the Agreement and Plan of Merger, as amended, as the “ABC Radio Merger Agreement.” Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, we will combine our business with the business of ABC Radio, which includes 22 radio stations and the ABC Radio Network. The combination is structured as a reverse Morris Trust transaction. Prior to the Merger, TWDC will distribute ownership of ABC Radio to TWDC shareholders in a spin-off transaction. As of November 19, 2006, the transaction was expected to be valued at approximately $2.6 billion, which was comprised of $1.5 billion in Company common stock to be received by TWDC shareholders and cash to be retained by TWDC. The cash amount represents the proceeds of debt to be incurred by ABC Radio prior to the spin-off from TWDC, which debt is expected to be refinanced by the Company at or following the closing. The amount of the cash to be retained by TWDC is expected to be between $1.1 billion and $1.35 billion depending on the market price of the Company’s common stock over a measurement period ending prior to closing. Immediately after closing of the merger transactions and subject to adjustments described in the ABC Radio Merger Agreement, the former holders of TWDC common stock are expected to own approximately 57% of the common stock of the combined company. This percentage is calculated based on the number of shares of our common stock currently deemed outstanding for this purpose. The number of shares is determined on a partially diluted basis, as agreed to in the ABC Radio Merger Agreement, and include some shares of our stock that are issuable upon the exercise or conversion of other securities. Final determination of such amounts remains subject to change based on the number of shares of our common stock outstanding on the closing date of the Merger. The Merger and the issuance of our common stock in the Merger have been approved by written consent by holders of record of a majority of our common stock.

Pursuant to the ABC Radio Merger Agreement, we expect to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The amount of the distribution will be determined based on the market price of the Company’s common stock over a measurement period ending prior to closing.

Advertising Revenue

Our revenue is generated primarily from the sale of local, regional and national advertising for broadcast on our radio stations. In 2006, approximately 86% of our net broadcast revenue was generated from the sale of local and regional advertising and approximately 14% was generated from the sale of national advertising. The major categories of our advertisers include automotive companies, restaurants, fast food chains, banks, grocery stores, and retail merchants.

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

Depreciation and amortization of tangible and intangible assets associated with the acquisition of radio stations and interest carrying charges historically have been significant factors in determining our overall profitability. Intangible assets consist primarily of FCC broadcast licenses and goodwill, but also include certain other intangible assets acquired in business combinations. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized on a straight-line basis over the contractual lives or estimated lives of the assets. The Company evaluates its FCC licenses by market for possible impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired.

The fair value of FCC licenses for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include but not be limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a reporting unit basis are inherently susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a reporting unit basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given market, the carrying amount of FCC license in that market is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition or results of operations.

The Company’s impairment testing for goodwill in each of its markets is also performed annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. This evaluation is determined based on an income and/or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. If the carrying amount of the goodwill is greater than the estimated fair value in a given market, the carrying amount of goodwill in that market is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition or results of operations.

The Company’s New Orleans market sustained damage as a result of Hurricane Katrina in August 2005 and the subsequent flooding of the area. All of the Company’s radio stations resumed operations during the first quarter of 2006.

In accordance with SFAS No. 142, the Company conducted an interim impairment test during the quarter ended June 30, 2006 for 11 of its 46 reporting units, including New Orleans. The interim test was performed as a result of station dispositions in two markets becoming more likely than not to be sold and a change in management’s outlook of the Company’s expected growth in the remaining nine markets as a result of a reduction in these markets’ expected economic growth. The fair values for FCC licenses and goodwill for the reporting units were estimated using the income and market approach. The analysis resulted in a non-cash impairment charge in the second quarter of 2006 of $149.8 million on a pre-tax basis to reduce the carrying amount of FCC licenses and goodwill for nine of these reporting units, including the two markets with expected dispositions, to their respective estimated fair values. These nine reporting units were primarily located in the Gulf States, Southeast and Midwest geographic regions.

The Company performed its annual impairment analysis of its FCC licenses and goodwill as of the October 1 annual testing date and has determined that there was an impairment of its FCC licenses. As a result, the Company recorded a non-cash impairment charge of $24.2 million on a pre-tax basis in the quarter ended December 31, 2006.

On a consolidated basis, the Company recorded a non-cash impairment charge of $174.0 million, and the balance in goodwill and FCC licenses after the impairment charges is approximately $1,965.0 million.

As more fully set forth in the Company’s “Critical Accounting Policies,” FCC licenses and goodwill represent a substantial portion of our total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the stations in our 46 markets. If actual market conditions are less favorable than those projected by the industry or us, including the expected economic recovery in our New Orleans market from the affects of Hurricane Katrina, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition or results of operations.

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

Additionally, as opportunities arise, we may, on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. This could have an immediate negative impact on a station’s ratings, and there are no guarantees that the modification or change to a station’s format will be beneficial at some future time. Our management is continually focused on these opportunities as well as the risks and uncertainties associated with any change to a station’s format. We believe that the diversification of formats on our stations helps to mitigate the effects of changes in the musical tastes of the public with respect to any particular format. We strive to develop strong listener loyalty as audience ratings in local markets are crucial to our stations’ financial success.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Broadcasting Revenue

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$372.7	$363.1	$9.6	2.6%
National	60.2	56.8	3.4	6.0%

Net broadcasting revenue	$432.9	$419.9	$13.0	3.1%

Net revenues for the year ended December 31, 2006 were $432.9 million compared with $419.9 million for the year ended December 31, 2005, an increase of $13.0 million, or 3.1%. The increase in revenues was primarily due to higher revenues at the Company’s stations, including stations in Modesto, CA, Boise, ID, Salt Lake City, UT, and Albuquerque, NM, offset by lower revenues in certain markets, including Baton Rouge, LA, Nashville, TN, and Worcester, MA. Increased ratings positively impacted revenue at a number of our stations, and an increase in political revenues also contributed to higher revenue in 2006 as compared to 2005.

Adoption of SFAS No. 123R and Non-Cash Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS No. 123R, Share Based Payment, using the modified prospective approach. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of all new grants of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

For the year ended December 31, 2006, the total share-based compensation expense was $17.4 million on a pre-tax basis, with an associated tax benefit of $3.8 million, or $(0.12), net of tax, per basic share. Total unrecognized, pre-tax compensation cost related to nonvested stock options of the Company as of December 31, 2006 was approximately $2.7 million. This cost is expected to be recognized over a weighted average period of approximately two years. Total unrecognized, pre-tax compensation cost related to nonvested shares of the Company as of December 31, 2006 was approximately $20.0 million measured pursuant to SFAS No. 123R and is being recognized over the requisite service period or the performance period of the award, which is expected to be approximately two to three years.

The total impact of the adoption of SFAS No. 123R and total non-cash stock-based compensation expense recognized for the years ended December 31, 2006 and 2005 is as follows:

	December 31, 2006	December 31, 2005	$ Change
	(Amounts in millions)
Non-cash stock-based compensation expense:
Cost of revenues	$1.8	$—	$1.8
Selling, general and administrative	2.4	—	2.4
Corporate general and administrative	13.2	3.4	9.8

Total non-cash stock-based compensation expense:	$17.4	$3.4	$14.0

Cost of Revenues

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$124.2	$118.9	$5.3	4.5%

Cost of revenues increased by $5.3 million, or 4.5%, to $124.2 million for the year ended December 31, 2006, as compared to $118.9 million for the year ended December 31, 2005 due in part to approximately $1.8 million of non-cash stock-based compensation expenses as discussed above. The remainder of the increase was primarily attributable to higher programming, technical, and advertising and promotion costs at our existing stations.

Selling, General and Administrative

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$122.6	$118.5	$4.1	3.5%

Selling, general and administrative expenses increased by $4.1 million, or 3.5%, to $122.6 million for the year ended December 31, 2006, from $118.5 million for the year ended December 31, 2005. The most significant increase was $2.4 million of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R, as well as increased sales costs related to increased revenues.

Corporate General and Administrative Expenses

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$30.3	$15.4	$14.9	96.8%

Corporate general and administrative expenses were $30.3 million for the year ended December 31, 2006, an increase of $14.9 million, or 96.8%, as compared to $15.4 million for the year ended December 31, 2005. This increase was largely due to the $9.8 million increase of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R relating to grants of stock-based awards made to certain executives, employees and members of the board of directors, $3.1 million relating to the FCC’s investigation of Company’s activities in the area of sponsorship identification, and increased legal and other professional fees. The Company expects the amounts of corporate general and administrative expenses in future periods will be higher than in the current year as a result of the payments to the Company’s chief executive officer for the tax differential between ordinary income and dividend income tax rates during the years ended December 31, 2007 and 2008, in respect of dividends and distributions, if any, the chief executive officer receives in respect of certain unvested equity awards, as well as potential additional grants of non-cash stock-based equity awards, if any, and the expected increase in staffing in connection with the anticipated merger with ABC Radio.

Asset Impairment

During the year ended December 31, 2006, the Company conducted an interim impairment test as a result of station dispositions in two markets becoming more likely than not and a change in management’s outlook of the expected growth in certain markets. Further, the Company conducted its annual impairment test of its indefinite lived intangible assets pursuant to SFAS No. 142. As a result of the interim and annual impairment tests conducted, the Company recorded a non-cash asset impairment of $174.0 million on a pre-tax basis during the year ended December 31, 2006 for the write-down of the carrying value of the recorded FCC licenses and goodwill. If actual market conditions are less favorable than those projected by the industry or us, including the expected economic recovery in our New Orleans market from the affects of Hurricane Katrina, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition or results of operations. For further discussion see “Critical Accounting Policies” section below.

Depreciation and Amortization

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$15.5	$20.1	$(4.6)	-22.9%
Amortization	1.2	2.2	(1.0)	-45.5%

Total depreciation and amortization	$16.7	$22.3	$(5.6)	-25.1%

Depreciation and amortization expense of $16.7 million for the year ended December 31, 2006 decreased $5.6 million, or 25.1%, from $22.3 million for the year ended December 31, 2005. This decrease in depreciation and amortization is primarily due to a reduction in depreciation expense related to the Company’s towers, transmitters and studio equipment that were recorded as part of the acquisition of the Company in June 2001 as these assets are now substantially fully depreciated. Depreciation and amortization expense, exclusive of any significant station acquisitions or dispositions, is expected to decrease in 2007 to approximately $12.0 million as a result of the substantially fully depreciated assets.

Operating Loss

Operating loss was $35.2 million for the year ended December 31, 2006, a decrease of $178.6 million as compared to operating income of $143.4 million for the year ended December 31, 2005. This decrease was primarily attributable to the non-cash asset impairment charge of $174.0 million, the increase of non-cash stock-based compensation of $14.0 million, and the $3.1 million relating the FCC’s investigation of the Company’s activities in the area of sponsorship identification, offset by an increase of $13.0 million in revenues and a decrease of $5.6 million in depreciation and amortization.

Interest Expense, Net

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$32.9	$21.1	$11.8	55.9%

Net interest expense was $32.9 million for the year ended December 31, 2006, an increase of $11.8 million, or 55.9%, as compared to $21.1 million for the year ended December 31, 2005. The increase in net interest expense was primarily due to the higher interest rates under Citadel Broadcasting Company’s Senior Credit Facility during the year ended December 31, 2006 as compared to the year ended December 31, 2005 and Citadel Broadcasting Company’s overall increase in outstanding borrowings under its Senior Credit Facility. The increase in outstanding borrowings was primarily the result of the repurchase of shares of outstanding common stock of the Company pursuant to its stock repurchase program during the year. The Company’s stock repurchase program may result in additional borrowings under Citadel Broadcasting Company’s Senior Credit Facility, and this, in addition to higher overall interest rates, is expected to cause interest expense incurred during 2007 to continue to be higher than comparable prior year periods.

As more fully discussed in “Item 3 Legal Proceedings” above, we have received letters from an attorney claiming to represent holders of more than $109 million of the principal amount of our convertibles subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letters allege that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and other agreements relating to the ABC transaction. If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under Citadel Broadcasting Company’s Senior Credit Facility. In the event we were required to refinance our convertible subordinated notes, we would expect our interest expense to increase significantly.

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

Income Tax (Benefit) Expense

	December 31, 2006	December 31, 2005	$ Change
	(Amounts in millions)
Income tax (benefit) expense	$(20.1)	$52.5	$(72.6)

Income tax benefit for the year ended December 31, 2006 was $20.1 million compared to income tax expense for the year ended December 31, 2005 of $52.5 million. Income tax benefit for the year ended December 31, 2006 was primarily due to the deferred tax benefit related to the asset impairment. This benefit was adversely impacted by a partial write-off of non-deductible goodwill as a result of the asset impairment. Excluding the effects of the asset impairment, the effective tax rate for the year ended December 31, 2006 is 45%. The effective tax rate in 2006, exclusive of the effects of the asset impairment, differs from the federal tax rate of 35% primarily due to the state taxes and non-deductible compensation and other expenses. The effective tax rate of approximately 43% for the year ended December 31, 2005 differed from the federal tax rate of 35% as a result of state taxes and non-deductible expenses.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised. Through December 31, 2006, the Company has recognized pre-tax compensation cost of $61.4 million and $20.4 million in related deferred tax assets for such awards on a cumulative basis. As of December 31, 2006, the underlying fair value of equity awards since the date of grant have declined in value and, based on a preliminary analysis, the Company does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

In the first quarter of 2007, the compensation committee of the Company’s board of directors determined that specified performance goals were met for the 2006 performance period. Based on non-cash stock-based compensation expense recognized and the expected tax benefit associated with the vesting of performance-vesting shares and the distribution of fully vested stock units with deferred distribution dates (the “Undelivered Shares”) in the first quarter of 2007, the Company expects to recognize a non-cash write-down of its deferred tax asset in the amount of approximately $2.8 million. Additional non-cash write-downs of the Company’s deferred tax assets related to the non-cash stock-based compensation may be required in future periods as the stock awards vest or expire.

As more fully disclosed in the Company’s notes to the consolidated financial statements, the Company has recognized a deferred tax asset for certain net operating loss carryforwards for federal and state income tax purposes. In the event that the Company completes the Merger described in the “Overview” section above, certain restrictions pursuant to section 382 of the United States tax code may limit the combined company’s ability to subsequently utilize these tax attributes following the merger. Upon completion of the Merger, the Company will evaluate the deferred tax asset based on operations of the combined company and determine whether a change in the valuation allowance is required.

The Company’s state tax rate could also increase subsequent to the closing date of the Merger as a result of a change in the jurisdictions in which the combined company will conduct its business. As a result, upon completion of the Merger, we will assess whether a higher state tax rate will be required to be applied to the combined company’s taxable income, which could increase the Company’s effective tax rate and cash taxes on a prospective basis. In addition, as of the closing date of the Merger, we will also evaluate whether to recognize immediately in earnings the change, if any, in the state deferred tax rate expected to be applied to our existing net taxable temporary differences.

Net (Loss) Income

As a result of the factors described above, our net loss was $48.0 million for the year ended December 31, 2006 compared to income of $69.8 million for the year ended December 31, 2005. Included in net loss for the year ended December 31, 2006 was a non-cash asset impairment of $106.7 million, net of tax, or $(0.96) per basic share, related to the valuation of the Company’s FCC licenses and goodwill, approximately $13.7 million of non-cash stock-based compensation expense, net of tax, or $(0.12) per basic share, and approximately $2.7 million of expenses relating the FCC’s investigation of the Company’s activities in the areas of sponsorship identification, net of tax, or $(0.02) per basic share. Included in net income for the year ended December 31, 2005 was approximately $2.1 million of non-cash stock-based compensation expenses, net of tax, or $(0.02) per basic share. The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes. This derivative instrument is measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The underlying valuation assumptions used to measure the estimated fair value of derivative financial instrument liability are susceptible to changes in estimates. These changes in estimates may result in a significant fluctuation in the fair value of the derivative financial instrument liability and may give rise to a significant fluctuation in net income.

Net (Loss) Income Per Share

As a result of the decrease in net income discussed above, basic income per share decreased by approximately $1.02, from income per basic share of $0.59 for the year ended December 31, 2005 to loss per share of $(0.43) for the year ended December 31, 2006. Basic net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding. For the year ended December 31, 2005, diluted net income per share is computed in the same manner as basic net income per share after assuming the issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the year ended December 31, 2005 include additional shares of approximately 2.0 million due to outstanding stock options and approximately 13.0 million shares related to our convertible notes.

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

Corporate General and Administrative Expenses

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$15.4	$15.6	$(0.2)	-1.3%

Corporate general and administrative expenses were $15.4 million for the year ended December 31, 2005, a decrease of $0.2 million, or 1.3%, as compared to $15.6 million for the year ended December 31, 2004. This decrease was primarily due to a decrease of $0.9 million in non-cash stock-based compensation offset by an increase of $0.6 million in legal and other professional fees for the year ended December 31, 2005 as compared to the same period in 2004, as well as an overall increase in corporate compensation in the current year.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations, undrawn commitments expected to be available under Citadel Broadcasting Company’s Senior Credit Facility and proceeds generated from the sale of our debt and equity securities.

Pending Transaction with ABC Radio

Upon completion of the transaction under the ABC Radio Merger Agreement, our financial leverage will be substantially increased. We have received a commitment from a lender, which commitment is subject to customary closing conditions, to provide debt financing in connection with the payment of the special distribution, the refinancing of Citadel Broadcasting Company’s Senior Credit Facility, the refinancing of the ABC Radio’s debt to be incurred just prior to the Merger of between approximately $1.1 billion and $1.35 billion that we are expected to assume in connection with the Merger, and the completion of the Merger, including deferred financing fees, a transaction fee, and other costs.

The ABC Radio Merger Agreement also imposes certain restrictions on our ability to conduct acquisitions and make dispositions prior to the closing date. Additionally, we are limited in our ability to issue equity instruments prior to and after the closing. These restrictions coupled with the substantial increase in indebtedness after the closing could require us to dedicate a substantial portion of our cash flow from operations to debt service and could have an impact on us. For example, these restrictions and obligations could among others:

•	limit our ability to compete, expand and make capital improvements;

•	increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions;

•	impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes; and

•	limit or prohibit our ability to pay dividends or make other distributions.

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

Operating Activities

	December 31, 2006	December 31, 2005	$ Change
	(Amounts in millions)
Net cash provided by operating activities	$136.3	$140.8	$(4.5)

Net cash provided by operating activities was $136.3 million for the year ended December 31, 2006 as compared to $140.8 million for the year ended December 31, 2005. The decrease was primarily due to the increase in cash interest payments of $12.1 million and an increase in corporate general and administrative expense of $5.1 million (excluding the increase of approximately $9.8 million representing non-cash stock-based compensation expense on a pre-tax basis), partially offset by the increase in net broadcasting revenues of $13.0 million.

Investing and Financing Activities

	December 31, 2006	December 31, 2005	$ Change
	(Amounts in millions)
Net cash used in investing activities	$(41.5)	$(45.5)	$4.0

Net cash used in investing activities decreased to $41.5 million for the year ended December 31, 2006, as compared to $45.5 million for the year ended December 31, 2005. The decrease in net cash used in investing activities is primarily due to a decrease in station acquisitions offset by an increase in net capital expenditures and a purchase of a note receivable for $9.7 million.

	December 31, 2006	December 31, 2005	$ Change
	(Amounts in millions)
Net cash used in financing activities	$(95.2)	$(92.0)	$(3.2)

Net cash used in financing activities increased to $95.2 million for the year ended December 31, 2006, as compared to $92.0 million for the year ended December 31, 2005. During the year ended December 31, 2006, Citadel Broadcasting Company increased its net borrowings under its Senior Credit Facility by $78.5 million primarily as the result of the repurchase of shares of outstanding common stock of the Company, compared to an increase in net borrowings in 2005 of $36.5 million, primarily to complete the acquisition of radio stations, and we repurchased shares of our common stock for an aggregate amount of approximately $90.7 million compared to $127.9 million in 2005. During the year ended December 31, 2006, we also paid dividends to holders of our common stock of approximately $82.7 million.

During the year ended December 31, 2006, we completed acquisitions of six radio stations for an aggregate cash purchase price of approximately $17.7 million. For the year ended December 31, 2005, we completed acquisitions of 11 stations for an aggregate cash purchase price of $49.9 million. We funded these acquisitions through cash flows from operating activities and borrowings under Citadel Broadcasting Company’s Senior Credit Facility.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes, capital expenditures, and acquisitions of additional radio stations as discussed above. Our capital expenditures totaled $11.8 million during the year ended December 31, 2006, as compared to $8.1 million during the year ended December 31, 2005. For the year ending December 31, 2007, the Company estimates that capital expenditures necessary for our facilities will be approximately $12.0 million. We believe that cash flows from operating activities, together with availability under Citadel Broadcasting Company’s Senior Credit Facility, should be sufficient for us to fund our current operations for at least the next 12 months.

Upon completion of the pending merger, we intend to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest of some of our stations. Depending on market conditions, we would expect to generate between $100 and $200 million in sale proceeds over the next 12 to 24 months, which includes, among others, the stations that may be required to be divested as a result of the pending merger as further described above. In light of the pending merger, we do not currently intend to make any other significant acquisitions in 2007.

On June 29, 2004 and November 3, 2004, we announced that our board of directors had authorized us to spend up to $100.0 million and $300.0 million, respectively, to repurchase shares of our outstanding common stock. As of February 28, 2007, we had repurchased over 25 million shares of our common stock for an aggregate amount of approximately $331.4 million under these repurchase programs.

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

Senior Debt

In August 2004, the Company’s operating subsidiary, Citadel Broadcasting Company, entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010 (“Senior Credit Facility”). Citadel Broadcasting Company is the primary borrower under its Senior Credit Facility. In connection therewith, we repaid amounts outstanding under the previous Senior Credit Facility and wrote off approximately $3.0 million in deferred financing costs. As of December 31, 2006, our Senior Credit Facility consisted of the following:

	Commitment	Balance Outstanding
	(in thousands)
Revolving credit facility	$600,000	$401,000

Availability. The amount available under Citadel Broadcasting Company’s Senior Credit Facility at December 31, 2006 was $196.8 million in the form of revolving credit commitments. This considers approximately $2.2 million in letters of credit outstanding as of December 31, 2006. Citadel Broadcasting Company’s ability to borrow under its Senior Credit Facility is limited by its ability to comply with several financial covenants as well as a requirement that we make various representations and warranties at the time of borrowing.

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

Covenants. Citadel Broadcasting Company’s Senior Credit Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments, loans, enter into derivative contracts, or change the nature of its business. Citadel Broadcasting Company’s Senior Credit Facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. The covenant restricting the payment of dividends by Citadel Broadcasting Company, which is subject to a number of specific exceptions, as well as the covenants restricting transactions with affiliates and investments, generally limit the ability of Citadel Broadcasting Company to transfer funds to the Company. As of December 31, 2006, Citadel Broadcasting Company’s net assets would be restricted pursuant to its Senior Credit Facility; such restriction approximates our consolidated equity. As of December 31, 2006, these restrictions would not limit Citadel Broadcasting Company’s ability to borrow under its Senior Credit Facility to make distributions from such borrowings to the Company to meet its liquidity needs. At December 31 2006, Citadel Broadcasting Company was in compliance with all covenants under its Senior Credit Facility.

In the event the Company completes the Merger described in the “Overview” section above, the Company expects to refinance Citadel Broadcasting Company’s Senior Credit Facility with the proceeds of the debt refinancing expected to be provided under the commitment described in the “Liquidity and Capital Resources” section above. If Citadel Broadcasting Company’s Senior Credit Facility is not refinanced at or prior to the Merger, the debt thereunder could accelerate as a result of the Merger.

See discussion below in the “Subordinated Debt and Convertible Subordinated Notes” section.

Subordinated Debt and Convertible Subordinated Notes

On February 18, 2004, we sold 9,630,000 shares of our common stock at $19.00 per share, before underwriting discount of $0.66 per share. Additionally, we concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discount of approximately $6.6 million. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% Subordinated Debentures it issued in June 2001. The convertible subordinated notes are due 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion rate was adjusted to 39.7456 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.16 per share of common stock of the Company, effective immediately after November 30, 2005, as a result of the payment to shareholders of record on November 30, 2005 of a dividend on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to the dividend declared to shareholders of record on March 30, 2006, June 30, 2006, or October 5, 2006, and no adjustment was made for the dividends declared to shareholders of record on February 12, 2007, since, in lieu of such adjustment, holders of our convertible notes will be entitled to the dividend amount upon conversion.

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

On July 17, 2006, the Company filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York seeking a judgment declaring that the ABC Radio Merger Agreement and the other agreements relating to the ABC Radio transaction do not constitute a fundamental change for purposes of the indenture. On September 1, 2006, the Company, The Bank of New York and HSBC Bank USA, National Association (“HSBC”) entered into an Agreement of Resignation, Appointment and Acceptance with respect to the Company’s convertible subordinated notes. Pursuant to the terms of that agreement, The Bank of New York resigned as trustee under the indenture and HSBC accepted its appointment as trustee under the indenture assuming all of the rights, powers, trusts and duties of The Bank of New York. On September 15, 2006, the Company received a letter alleging that the beneficial owners of a majority in aggregate principal amount of the Company’s outstanding convertible subordinated notes had (i) purportedly removed HSBC as trustee under that indenture by an Instrument of Removal, dated September 13, 2006, and (ii) purportedly appointed Wilmington Trust Company as replacement successor trustee, by separate Instrument of Appointment of Replacement Successor Trustee, dated as of September 13, 2006. Again, on December 8, 2006, the beneficial owners of an alleged majority in aggregate principal amount of the Company’s outstanding convertible subordinated notes (i) purportedly removed HSBC as trustee under that indenture by an Instrument of Removal of Trustee, dated December 8, 2006, and (ii) purportedly appointed Wilmington Trust Company as replacement successor trustee, by separate Instrument of Appointment of Successor Trustee, dated as of December 8, 2006.

On January 5, 2007, Wilmington Trust filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the judge granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. The Company filed an amended complaint on March 8, 2007 against the trustee as the defendant in the action.

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

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective approach. See the notes to the consolidated financial statements in Item 8 for further detail regarding the adoption of this standard.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, as a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial condition and results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140. SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 156 will have a material impact on its consolidated financial condition and results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of the materiality assessment. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial condition and results of operations.

In November 2006, the EITF issued Topic No. 06-07, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for previously bifurcated conversion options in convertible debt instruments that cease to meet the bifurcation criteria in Statement 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of this issue. Early application of this issue is permitted. The Company does not believe the adoption of this issue will have a material impact on the Company’s consolidated financial position and results of operations.

Critical Accounting Policies

Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period. On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions. The following accounting polices require significant management estimates.

Revenue Recognition. We recognize revenue from the sale of commercial broadcast time to advertisers when commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed and determinable and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and revenue is recognized net of advertising agency commissions. Based on our past experience, the use of these criteria has been a reliable method to recognize revenue.

Allowance for Doubtful Accounts. We must make an estimate of an allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us for commercials we have broadcast for our customers. We specifically review historical write-off activity, customer creditworthiness, the economic conditions of the customer’s industry, and changes in our customer payment terms and conditions when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have been a reliable method to estimate future allowances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required to reduce our accounts receivable to an amount that is expected to be collectible.

Intangible Assets. Our intangible assets include FCC licenses, goodwill and other intangible assets. We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of December 31, 2006, we had approximately $1,967.2 million in intangible assets, which represent approximately 91% of our total assets, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Subject to delays in processing by the FCC, historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future. Although the Company cannot be assured that all of its licenses will be renewed. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s FCC radio station licenses could have a material adverse effect on the Company’s business, liquidity, financial position, and results of operations. In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to the results of operations an impairment expense only in periods in which the recorded carrying amount of these assets is more than their estimated fair value. We believe our estimate of the value of our FCC license and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value contains assumptions incorporating numerous variables that are based on past experience and judgments about future performance of our markets. These variables would include but not be limited to: (1) forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values.

We determine the fair value of goodwill asset using an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

We evaluate our FCC license and goodwill assets for impairment as of October 1, our annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The annual test requires that the Company (1) determine the reporting unit; and (2) compare the carrying amount of the FCC license and goodwill assets reflected on the balance sheet in each reporting unit to the respective fair value of each reporting unit’s FCC license and goodwill assets. If the carrying amount of FCC license or goodwill asset is greater than their respective estimated fair value in a given reporting unit, the carrying amount of FCC license or goodwill asset for that reporting unit is reduced to its respective estimated fair value.

We have performed our annual impairment analysis of our FCC licenses and goodwill as of our October 1 testing date. These analyses make various assumptions about growth rates and market conditions in determining whether impairment exists. Approximately, 63% of the Company’s reporting units, or approximately $1.3 billion of our intangible assets approximate their estimated fair values, including approximately $55 million for our New Orleans reporting unit. Accordingly, if actual market conditions are less favorable than those projected by the industry or us, including the expected economic recovery in our New Orleans market from the affects of Hurricane Katrina, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition or results of operations.

Contingencies and Litigation. On an ongoing basis, we evaluate our exposure related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Income Taxes. Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. Through December 31, 2006, the Company has recognized pre-tax compensation cost of $61.4 million and related deferred tax assets for such awards of $20.4 million on a cumulative basis. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in shareholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R) when the restrictions lapse or stock options are exercised or expire. As of December 31, 2006, the underlying fair value of equity awards since the date of grant have declined in value and, based on a preliminary analysis, the Company currently does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

Significant management judgment is also required in determining our provision for income taxes, income tax liabilities, deferred tax assets and liabilities and any valuation allowance recognized to reduce the deferred tax assets to an amount that is more likely than not to be realized. We evaluate our tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors.

Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. To the extent that we recognize a liability for non-deductible expenses, our income tax expense is increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. A number of years may elapse before a tax return containing matters, for which a liability has been recognized, is audited by the taxing authority and finally resolved. When appropriate based in part upon management’s judgments regarding future events, we record a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized. We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. In past years, our estimated effective tax rate has fluctuated significantly.

Share Based Compensation. On January 1, 2006, the Company adopted SFAS 123R. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. Recently, a significant percentage of our granted stock based compensation awards contain performance conditions which require significant estimates regarding whether those criteria will be met and may result in significant changes in estimates which could be material to our future results of operations. The Company adopted SFAS 123R using the modified prospective application method and, accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards granted prior to the adoption based on the fair values previously calculated for disclosure purposes. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The Black-Scholes option-pricing model was developed for use in estimating the value of exchange-traded options that have no vesting restrictions and are fully transferable. Our employee stock options have characteristics significantly different from these traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. We have used historical data for our stock price and option life when determining expected volatility and expected term, but each year we reassess whether or not historical data is representative of expected results. The use of different assumptions and estimates in the Black-Scholes option pricing model could have a material impact on the estimated fair value of option grants and the related expense.

Valuation of Derivative Financial Instrument. We have recorded the fair value of the derivative convertible subordinated note instrument due to our obligation to settle dividends in cash upon conversion, if any, of the convertible subordinated notes in accordance with Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This derivative instrument is measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability. At each subsequent reporting date, we will measure the estimated fair value of the derivative financial instrument and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. We measure the fair value of the option using assumptions, including the Company’s current stock price at the end of each reporting period, the expected term of the convertible note, the risk free rate of return, the expected dividend yield and the estimated volatility of our common stock. Changes in these assumptions can significantly change the estimated fair value of the derivative and results of operations.

Contractual and Commercial Commitments

In August 2004, Citadel Broadcasting Company entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous Senior Credit Facility. As of December 31, 2006, Citadel Broadcasting Company had $401.0 million outstanding under the revolving portion of its Senior Credit Facility and we had $330.0 million outstanding under our convertible notes. The table below reflects our significant contractual obligations and other commercial commitments as of December 31, 2006:

	Payments Due by Period (in millions)
Contractual Obligation(1)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Senior debt and convertible subordinated notes	$—	$—	$731.0	$—	$731.0
Interest payments on convertible notes	6.2	12.4	9.3	—	27.9
Variable interest payments(2)	24.5	49.0	1.0	—	74.5
Sports broadcasting and employment contracts	29.6	31.6	8.2	2.7	72.1
Operating leases	7.5	12.8	9.6	26.5	56.4
Other contractual obligations	15.7	24.2	4.0	0.2	44.1

Total contractual cash obligations(3)	$83.5	$130.0	$763.1	$29.4	$1,006.0

1.	The total contractual obligations exclude the effects of the Merger, which is more fully described in the “Overview” section above.
2.	The amounts expected to be paid on Citadel Broadcasting Company’s Senior Credit Facility are estimated based on interest rates in effect as of December 31, 2006.
3.	We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations, we intend to fund these obligations and commitments with proceeds from borrowings under Citadel Broadcasting Company’s Senior Credit Facility. Our $330.0 million in 1.875% convertible subordinated notes are due February 15, 2011, with interest payable February 15 and August 15 each year. To the extent that our cash flow from operations is insufficient to repay the 1.875% convertible subordinated notes, we may be required to seek additional funding from the credit or capital markets in order to repay the remaining balance of these convertible subordinated notes.

Off-Balance Sheet Arrangements

In connection with the acquisition of a radio station in Salt Lake City, UT, we agreed to guarantee up to $10.0 million of the seller’s other financing. As of December 31, 2005, the guarantee was reduced to $9.7 million. During the year ended December 31, 2006, the Company purchased the note and therefore the guarantee has been extinguished as of December 31, 2006.

We have no other material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes primarily as a result of our credit agreement, which bears interest based on variable rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $401.0 million of variable rate debt that was outstanding as of December 31, 2006. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $4.0 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt.

As discussed above under the heading “Subordinated Debt and Convertible Subordinated Notes”, we have recorded the fair value of the derivative convertible subordinated note instrument due to our obligation to settle dividends in cash upon conversion of the convertible subordinated notes. At each subsequent reporting date, we will measure the estimated fair value of the derivative financial instrument and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. We measured the fair value of the option using the following assumptions: (1) February 15, 2011 as the term of the instrument, (2) 5% as the risk free rate of return, (3) our current common stock price as of last trading date in the quarter, (4) expected dividend yield of 0%, and (5) estimated volatility of 23% of our common stock price during the expected term which was measured based on several factors, including the limited history of our stock price and the deep out-of-the-money conversion price. Changes in these assumptions can significantly change the fair value of the derivative. Assuming a hypothetical increase of $1.00 in our common stock price while holding all other valuation assumptions unchanged, the estimated fair value of the derivative liability would increase and income before taxes would decrease by $1.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Citadel Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 15, 2007

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,747	$4,220
Accounts receivable, net	77,852	75,037
Prepaid expenses and other current assets (including deferred income tax assets of $7,512 and $25,336 as of December 31, 2006 and 2005, respectively)	9,585	27,511

Total current assets	91,184	106,768
Property and equipment, net	83,934	86,076
FCC licenses	1,327,305	1,464,191
Goodwill	637,742	658,833
Other assets, net	33,531	17,457

Total assets	$2,173,696	$2,333,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$40,746	$84,773
Long-term liabilities:
Senior debt	401,000	322,500
Convertible subordinated notes (net of discount of $2,037 and $0 as of December 31, 2006 and 2005, respectively)	327,963	330,000
Other long-term liabilities, less current portion	21,951	22,296
Deferred income tax liabilities	257,728	299,057

Total liabilities	1,049,388	1,058,626

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value—authorized, 200,000,000 shares at December 31, 2006 and 2005; no shares issued or outstanding at December 31, 2006 and 2005	—	—
Common stock, $.01 par value—authorized, 500,000,000 shares at December 31, 2006 and 2005; issued, 138,276,712 and 133,752,212 shares at December 31, 2006 and 2005; outstanding, 113,439,059 and 114,026,626 shares at December 31, 2006 and 2005, respectively	1,383	1,338
Additional paid-in capital	1,582,858	1,641,370
Treasury stock, at cost, 24,837,653 and 19,725,586 shares at December 31, 2006 and 2005, respectively	(323,879)	(266,162)
Deferred compensation	—	(13,807)
Accumulated deficit	(136,054)	(88,040)

Total shareholders’ equity	1,124,308	1,274,699

Total liabilities and shareholders’ equity	$2,173,696	$2,333,325

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net broadcasting revenue	$432,930	$419,907	$411,495

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	124,189	118,949	116,579
Selling, general and administrative	122,639	118,489	118,611
Corporate general and administrative	30,287	15,363	15,566
Local marketing agreement fees	1,268	1,723	2,081
Asset impairment	174,049	—	—
Depreciation and amortization	16,740	22,346	101,270
Non-cash charge related to contract obligations	—	—	16,449
Other, net	(1,026)	(353)	(776)

Operating expenses	468,146	276,517	369,780

Operating (loss) income	(35,216)	143,390	41,715

Interest expense, net	32,911	21,137	17,345
Write off of deferred financing costs due to extinguishment of debt	—	—	13,615

(Loss) income before income taxes	(68,127)	122,253	10,755
Income tax (benefit) expense	(20,113)	52,496	(63,813)

Net (loss) income	$(48,014)	$69,757	$74,568

Net (loss) income per share—basic	$(0.43)	$0.59	$0.58

Net (loss) income per share—diluted	$(0.43)	$0.55	$0.54

Dividends declared per share	$0.54	$0.18	$—

Weighted average common shares outstanding:
Basic	111,453	119,234	129,191

Diluted	111,453	134,534	143,379

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Shareholders' Equity
	Common Shares	Amount	Shares	Amount
Balances at January 1, 2004	122,865,469	$1,229	—	$—	$1,468,508	$(4,928)	$(232,365)	$1,232,444
Net income	—	—	—	—	—	—	74,568	74,568
Interest on shareholder notes	—	—	—	—	(41)	—	—	(41)
Deferred stock compensation	—	—	—	—	—	4,327	—	4,327
Issuance of shares of common stock in connection with secondary public offering, net of costs incurred	9,630,000	96	—	—	175,573	—	—	175,669
Repayment of shareholder notes	—	—	—	—	1,283	—	—	1,283
Exercise of stock options, net of costs incurred	24,500	—	—	—	368	—	—	368
Repurchase of treasury stock	—	—	(7,650,250)	(108,235)	—	—	—	(108,235)

Balances at December 31, 2004	132,519,969	1,325	(7,650,250)	(108,235)	1,645,691	(601)	(157,797)	1,380,383
Net income	—	—	—	—	—	—	69,757	69,757
Interest on shareholder notes	—	—	—	—	(32)	—	—	(32)
Issuance of restricted shares	1,250,000	13	—	—	16,637	(16,650)	—	—
Deferred stock compensation	—	—	—	—	—	3,444	—	3,444
Repurchase of unvested shares	(17,757)	—	—	—	(120)	—	—	(120)
Repayment of shareholder notes	—	—	—	—	104	—	—	104
Exercise of stock options, net of costs incurred and net of taxes	—	—	—	—	(13)	—	—	(13)
Dividends declared	—	—	—	—	(20,903)	—	—	(20,903)
Repurchase of treasury stock	—	—	(12,139,172)	(158,823)	—	—	—	(158,823)
Reissuance of treasury stock	—	—	63,836	896	6	—	—	902

Balances at December 31, 2005	133,752,212	1,338	(19,725,586)	(266,162)	1,641,370	(13,807)	(88,040)	1,274,699
Net loss	—	—	—	—	—	—	(48,014)	(48,014)
Stock compensation expense	—	—	—	—	16,604	—	—	16,604
Reclass deferred compensation to APIC	—	—	—	—	(13,807)	13,807	—	—
Interest on shareholder notes	—	—	—	—	(25)	—	—	(25)
Issuance of restricted shares and restricted share units	4,524,500	45	—	—	(45)	—	—	—
Repayment of shareholder notes	—	—	—	—	116	—	—	116
Dividends declared	—	—	—	—	(61,840)	—	—	(61,840)
Repurchase of treasury stock	—	—	(5,193,525)	(58,842)	—	—	—	(58,842)
Tax benefit associated with stock-based transactions	—	—	—	—	900	—	—	900
Reissuance of treasury stock	—	—	81,458	1,125	(415)	—	—	710

Balances at December 31, 2006	138,276,712	$1,383	(24,837,653)	$(323,879)	$1,582,858	$—	$(136,054)	$1,124,308

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(48,014)	$69,757	$74,568
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,740	22,346	101,270
Asset impairment	174,049	—	—
Write off of deferred financing costs due to extinguishment of debt	—	—	13,615
Non-cash debt related expenses	2,340	1,839	1,976
Provision for bad debts	3,872	2,641	3,008
Non-cash charge related to contract obligations	—	—	16,449
Gain on sale of assets	(870)	(372)	(776)
Deferred income taxes	(22,604)	49,635	(66,369)
Stock compensation expense	17,411	3,444	4,327
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,964)	(3,182)	350
Prepaid expenses and other current assets	(435)	47	(317)
Accounts payable, accrued liabilities and other obligations	752	(5,382)	(955)

Net cash provided by operating activities	136,277	140,773	147,146

Cash flows from investing activities:
Capital expenditures	(11,790)	(8,112)	(8,948)
Cash paid to acquire stations	(17,693)	(49,933)	(157,540)
Proceeds from sale of assets	869	12,620	8,366
Purchase of note receivable	(9,650)	—	—
Other assets, net	(3,252)	(110)	1,739

Net cash used in investing activities	(41,516)	(45,535)	(156,383)

Cash flows from financing activities:
Proceeds from senior debt	152,000	126,000	495,500
Principal payments on senior debt	(73,500)	(89,500)	(377,611)
Purchase of shares held in treasury	(90,683)	(127,933)	(106,782)
Dividends paid to holders of common stock	(82,743)	—	—
Principal payments on other long-term obligations	(424)	(504)	(633)
Repayment of shareholder notes	116	51	1,283
Exercise of stock options, net of costs incurred	—	(13)	367
Net repurchases of unvested shares of common stock	—	(67)	—
Proceeds from public stock offerings, net of costs incurred	—	—	175,669
Retirement of subordinated debt	—	—	(500,000)
Issuance of convertible subordinated notes	—	—	330,000
Debt issuance costs	—	—	(11,075)

Net cash (used in) provided by financing activities	(95,234)	(91,966)	6,718

Net (decrease) increase in cash and cash equivalents	(473)	3,272	(2,519)
Cash and cash equivalents, beginning of period	4,220	948	3,467

Cash and cash equivalents, end of period	$3,747	$4,220	$948

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

The Company completed various radio station acquisitions during the years ended December 31, 2006, 2005 and 2004. In connection with these acquisitions, certain liabilities were assumed.

	Year Ended December 31,
	2006	2005	2004
Supplemental schedule of investing activities

Fair value of assets acquired	$17,698	$50,573	$158,453

Cash paid to acquire stations	(17,693)	(49,933)	(157,540)

Liabilities assumed	$5	$640	$913

On July 29, 2004, the Company completed its exchange of radio stations in the Bloomington, IL market for stations in the Harrisburg/Lancaster, PA market and the Erie, PA market, plus a cash payment to the Company. The non-cash portion of this transaction of $39,471 is not reflected in the table above.

	Year Ended December 31,
	2006	2005	2004
Supplemental schedule of cash flow information

Cash Payments:
Interest	$30,639	$18,524	$12,753
Income taxes	2,245	3,079	2,131
Barter Transactions:
Equipment purchases through barter	218	378	338
Barter Revenue—included in gross broadcasting revenue	9,115	9,636	9,768
Barter Expenses—included in cost of revenues	8,770	9,352	9,193
Other Non-Cash Transactions:
Reduction in other long-term liabilities in exchange for FCC license asset	—	12,000	—
Accrual of capital expenditures	1,328	2,013	—
Accrual of other assets	5,967	—	—
Accrual of treasury stock repurchases	502	32,343	1,453
Accrual of dividends	—	20,903	—

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of the Company

In January 2001, Citadel Broadcasting Corporation, formed by affiliates of Forstmann Little & Co. (“FL&Co.”), entered into an agreement with Citadel Communications Corporation (“Citadel Communications”) to acquire substantially all of the outstanding common stock of Citadel Communications (the “2001 Acquisition”) in a leveraged buyout transaction. Citadel Broadcasting Company, a wholly-owned subsidiary of Citadel Communications, is referred to as “Citadel Broadcasting” and in July 2004, Citadel Communications was liquidated into Citadel Broadcasting Corporation (the “Company”).

On February 6, 2006, the Company and Alphabet Acquisition Corp., a wholly owned subsidiary, entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”) and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly owned subsidiary of TWDC (the “Merger”). The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. In these notes to the consolidated financial statements, the Company refers to the Agreement and Plan of Merger, as amended, as the “ABC Radio Merger Agreement.” Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, the Company will combine its business with ABC Radio, which includes 22 radio stations and the ABC Radio Network. The combination is structured as a reverse Morris Trust transaction. Prior to the Merger, TWDC will distribute ownership of ABC Radio to TWDC shareholders in a spin-off transaction. As of November 19, 2006, the transaction was expected to be valued at approximately $2.6 billion, which was comprised of $1.5 billion in Company common stock to be received by TWDC shareholders and cash to be retained by TWDC. The cash amount represents the proceeds of debt to be incurred by ABC Radio prior to the spin-off from TWDC, which debt is expected to be refinanced by the Company at or following the closing. The amount of the cash to be retained by TWDC is expected to be between $1.1 billion and $1.35 billion depending on the market price of the Company’s common stock over a measurement period ending prior to closing. Immediately after closing of the merger transactions and subject to adjustments described in the ABC Radio Merger Agreement, the former holders of TWDC common stock are expected to own approximately 57% of the common stock of the combined company. This percentage is calculated based on the number of shares of our common stock currently deemed outstanding for this purpose. The number of shares is determined on a partially diluted basis, as agreed to in the ABC Radio Merger Agreement, and include some shares of our stock that are issuable upon the exercise or conversion of other securities. Final determination of such amounts remains subject to change based on the number of shares of the Company’s common stock outstanding on the closing date of the Merger. The Merger and the issuance of the Company’s common stock in the merger have been approved by written consent by holders of record of a majority of the Company’s common stock.

Pursuant to the ABC Radio Merger Agreement, the Company is expected to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The amount of the distribution will be determined based on the market price of the Company’s common stock over a measurement period ending prior to closing.

The Company has received a commitment from a lender, which commitment is subject to customary closing conditions, to provide debt financing to the Company in connection with the payment of the special distribution, the refinancing of Citadel Broadcasting Company’s Senior Credit Facility, the refinancing of ABC Radio’s debt and the completion of the Merger.

Consummation of the merger is subject to customary closing conditions, including the absence of certain legal impediments to the consummation of the merger, the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the effectiveness of certain filings with the SEC, the receipt of consent to, or rulings on, the transactions from the Federal Communications

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Commission and the Internal Revenue Service and the receipt of certain tax opinions. If the FCC deems there to be a “substantial change” in control (as defined under the FCC’s rules and policies) as a result of the transaction, the Company will likely be required to divest up to eleven stations in seven markets in order to obtain FCC approval to consummate the merger. The Company has sought approval from the FCC to transfer any such stations to a divestiture trust in the event divestiture is required. The Company does not believe these divestitures, if required, would be material to its business. The ABC Merger Agreement contains certain termination rights and provides that, upon the termination of the ABC Merger Agreement under specified circumstances, a party may be required to pay to the other party a termination fee in the amount of $81 million. In addition, if the transaction is terminated under certain circumstances, TWDC may be required to pay the Company up to $15 million as a reimbursement of its expenses.

In connection with the ABC Radio Merger Agreement, Alphabet Acquisition Corp. was incorporated in Delaware on January 24, 2006 and is a wholly owned subsidiary of Citadel Broadcasting Corporation.

2. Description of Business and Summary of Significant Accounting Policies

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

Principles of Consolidation and Presentation

The accompanying consolidated financial statements include Citadel Broadcasting Corporation, Citadel Communications (until it was liquidated into Citadel Broadcasting Corporation in July 2004), Citadel Broadcasting Company, and Alphabet Acquisition Corp. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Non-cash stock based compensation expense has been reclassified to corporate general and administrative expense.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to the evaluation of goodwill and intangible assets for potential impairment, including assumptions regarding expected market conditions, interest rates and cost of capital; changes in these estimates could materially effect the estimated fair values, the analysis of the measurement of deferred tax assets, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when determining the value of certain fully vested stock units and when employing the Black-Scholes valuation model to estimate the fair value of stock options

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

and the fair value of the derivative convertible note instrument. Actual results could differ materially from those estimates.

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percent of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated balance sheets consisted of the following:

	December 31, 2006	December 31, 2005
	(in thousands)
Trade receivables	$80,309	$77,954
Allowance for estimated uncollectible accounts	(2,457)	(2,917)

Accounts receivable, net	$77,852	$75,037

Derivative Instruments and Hedging Activities

The Company has valued its obligation to settle dividends in cash upon the conversion of its convertible subordinated notes, if any, in accordance with the Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. At each reporting date, the Company measures the estimated fair value of the derivative financial instrument as of each reporting date and any increase or decrease in fair value of the derivative liability is recognized immediately in earnings. For the year ended December 31, 2006 the Company recorded a loss for the change in fair value of the financial derivative instrument in the amount of $0.4 million, and the estimated fair value of the derivative liability as of December 31, 2006 is $2.5 million.

Property and Equipment

Assets acquired in business combinations are recorded at their estimated fair value as of the acquisition date. Property and equipment additions are recorded at cost. Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, the asset is considered to be impaired, and the impairment loss recognized is measured by the amount by which the

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

The Company determines the fair value of the FCC licenses by relying primarily on the discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are the FCC licenses. The fair value of the FCC licenses contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. The Company determines the fair value of goodwill using an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

The Company evaluates its FCC licenses and goodwill for impairment as of October 1, the Company’s annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. For the evaluation of impairment, the Company utilizes assumptions regarding expected market conditions, interest rates and cost of capital; changes in these estimates could materially effect the estimated fair values.

See discussion of the Company’s annual impairment test for the year ended December 31, 2006 at Note 5.

FCC Licenses and Renewal

Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. Licenses are renewed through an application to the FCC. A station may continue to operate beyond the expiration date of its license if a timely filed license application is pending. Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet various requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, the Company’s FCC licenses have generally been renewed, although the Company cannot be assured that all of its licenses will be renewed. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s FCC radio station licenses could have a material adverse effect on the Company’s business, liquidity, financial position, and results of operations. The Company has filed, on a timely basis, renewal application for those radio stations for which their radio broadcasting licenses are subject to renewal with the FCC. Certain licenses were not renewed prior to the license expiration dates, which is not unusual. The Company continues to operate these radio stations under the existing licenses until the licenses are renewed. The Company’s local marketing agreement in the Oklahoma City market does not comply with the

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

FCC’s new ownership limits. The Company was required to terminate this agreement or otherwise come into compliance with the FCC’s ownership rules by September 3, 2006. To come into compliance with the FCC’s ownership rules without terminating the local marketing agreement, the Company would need to divest of certain of its owned stations. On August 31, 2006, the Company filed a Petition for Limited Waiver with the FCC requesting additional time to come into compliance with new ownership rules in the Oklahoma City market. The Petition remains pending. The Company expects to divest of these stations during 2007 and should this occur, then no Limited Waiver is necessary. The Company does not believe that the expected sale of these stations, in order to come into compliance with the new rules with respect to these agreements, will have a material impact on its business, financial position or results of operations.

Debt Issuance Costs and Debt Discount

The costs related to the issuance of debt are capitalized as other assets and amortized to interest expense using the effective interest rate method over the term of the related debt. For the years ended December 31, 2006, 2005 and 2004, the amortization of debt issuance costs was $1.8 million, $1.8 million, and $2.0 million, respectively. The discount recorded as a reduction to the convertible subordinated notes is amortized to interest expense over the term of the notes. For the year ended December 31, 2006, the amortization of the discount was $0.1 million.

Long-Term Incentive Plan

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

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly, did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Prior to the adoption of SFAS No. 123R, the Company recognized share-based payment compensation costs using the accelerated recognition method. Upon adoption, the Company recognizes the cost of previously granted share-based awards under the accelerated recognition method and generally recognizes the cost of new or modified share-based awards on a straight-line basis over the requisite service period.

Had the fair value-based method as prescribed by SFAS No. 123 been applied, additional pre-tax compensation expense of $8.4 million and $7.7 million would have been recognized for the years ended

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005 and 2004, respectively, and the effect on net income and net income per share would have been as follows:

	Year Ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$69,757	$74,568
Add: Corporate non-cash stock compensation expense	3,444	4,327
Deduct: Total stock-based employee compensation expense determined under fair value based method	(11,884)	(12,061)
Incremental tax impact	3,334	5,089

Net income, pro forma	$64,651	$71,923

Basic net income per common share:
As reported	$0.59	$0.58
Pro forma	$0.54	$0.56
Diluted net income per common share:
As reported	$0.55	$0.54
Pro forma	$0.51	$0.52

The incremental tax impact presented in the table above represents the effect of the additional tax benefit that the Company would have accumulated in prior periods had compensation expense related to its stock options been recognized utilizing the fair value method.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized. For a discussion of Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” which is effective for the Company as of January 1, 2007, see Recent Accounting Pronouncements, below.

Net (Loss) Income Per Share

Net (loss) income per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net (loss) income per share. Basic net (loss) income per share excludes dilution, and for the years ended December 31, 2006, 2005 and 2004 is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. During the years ended December 31, 2005 and 2004, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), (2) the effect of unvested shares of common stock outstanding, and (3) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense, net of tax, incurred on the convertible subordinated notes. Anti-dilutive instruments

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

are not considered in this calculation. For the year ended December 31, 2006 the above dilutive equivalent shares were not included in the calculation of diluted net income per share as the effect would have been antidilutive due to the net loss reported.

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

Options to purchase 4,562,656 and 2,553,745 shares of common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2005 and 2004 because their effect would have been antidilutive. Potentially dilutive equivalent shares, which include (1) 0.6 million of stock options (using the treasury stock method), (2) the effect of unvested shares of common stock outstanding of 0.3 million shares, and (3) the conversion of the Company’s convertible subordinated notes into 13.1 million shares were excluded from the computation of diluted weighted average shares outstanding for the year ended December 31, 2006 as their effect was antidilutive.

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Business and Credit Concentrations

In the opinion of management, credit risk with respect to receivables is mitigated in part by a large number of customers and the geographic diversification of the Company’s customer base. The Company performs credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. At December 31, 2006, and 2005, no receivable from any customer exceeded 5% of accounts receivable. For the years ended December 31, 2006, 2005 and 2004, no single customer accounted for more than 10% of net broadcasting revenue.

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective approach. See Note 10 for further detail regarding the adoption of this standard.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, as a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial condition and results of operations.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of the materiality assessment. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial condition and results of operations.

In November 2006, the EITF issued Topic No. 06-07, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for previously bifurcated conversion options in convertible debt instruments that cease to meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of this issue. Early application of this issue is permitted. The Company does not believe the adoption of this issue will have a material impact on the Company’s consolidated financial position and results of operations.

3. Acquisitions and Dispositions

2006 Acquisitions and Dispositions

Completed Acquisitions

During the year ended December 31, 2006, the Company completed acquisitions of six radio stations for an aggregate purchase price of approximately $18.5 million.

Pursuant to SFAS No. 142, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying consolidated statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

Below is a table that details the preliminary purchase price allocations for the acquisitions completed in 2006. The purchase price allocations were based upon information available as of December 31, 2006 including a third party appraisal for the FCC licenses and certain other assets.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Asset Description	Radio Station Acquisitions	Asset lives
	(in thousands)
Property and equipment, net	$2,067	3-10 years
FCC licenses	15,425	non-amortizing
Goodwill	631	non-amortizing
Other intangibles, net	332	6 to 84 months
Other assets	4
Liabilities assumed	(5)

Total aggregate purchase price	$18,454

Pending Acquisitions and Dispositions

As discussed in Note 1, the Company has entered into the ABC Radio Merger Agreement, pursuant to which the Company expects to combine its business with the business of ABC Radio, which includes 22 radio stations and the ABC Radio Network. It is reasonably likely that the FCC may deem the Merger to result in a substantial change in control (as defined under the FCC’s rules and policies), and should this happen, then we would be required to divest of 11 stations that exceed the applicable ownership limits under the FCC’s rules, which are as follows: WCLZ(FM) and WCYI(FM), Portland, ME; KNEK-FM, Lafayette, LA; WYLZ(FM), Saginaw/Bay City, MI; WMGL(FM), Charleston, SC; KVLO(FM), KPZK-FM and KARN-FM, Little Rock, AR; KBZU(FM), Albuquerque, NM; and WWLS-FM and KINB(FM) Oklahoma City, OK.

The Company has entered into an agreement for the sale of the two stations in the Ithaca, NY market for approximately $4.0 million.

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

For the completed acquisitions, the aggregate purchase price was allocated as follows, and the final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price are reflected in 2006 balances:

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Supplemental Pro Forma Information

Pro forma adjustments for station acquisitions and dispositions for the years ended December 31, 2006 and 2005 were not material when compared to the actual results of operations for the same periods.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

4. Property and Equipment

Property and equipment consisted of the following at December 31:

	2006	2005	Estimated Useful Life
	(in thousands)
Land	$19,876	$19,676
Buildings and improvements	32,167	30,791	3 to 25 years
Transmitters, towers and studio equipment	94,576	85,232	5 to 10 years
Office furniture, equipment and vehicles	28,816	26,898	2 to 12 years
Construction in progress	4,031	3,663

	179,466	166,260
Less accumulated depreciation	(95,532)	(80,184)

	$83,934	$86,076

Depreciation expense was $15.5 million, $20.1 million, and $19.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

5. Intangible Assets

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets consist primarily of FCC broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Upon the adoption of SFAS No. 142 the Company ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Definite-lived intangible assets are amortized on a straight-line basis over the contractual lives or estimated lives of the assets.

The Company utilizes independent appraisals in determining the fair value of the FCC licenses and goodwill for significant acquisitions.

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

To determine the fair value, the Company uses an income and/or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. If actual market conditions are less favorable than those projected by the industry or us, including the expected economic recovery in our New Orleans market from the affects of Hurricane Katrina, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition or results of operations.

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

In accordance with SFAS No. 142, the Company conducted an interim impairment test during the quarter ended June 30, 2006 for 11 of its 46 reporting units, including New Orleans. The interim test was performed as a result of station dispositions in two markets becoming more likely than not to be sold and a change in management’s outlook of the Company’s expected growth in the remaining nine markets as a result of a reduction in these markets’ expected economic growth. The fair values for FCC licenses and goodwill for the reporting units were estimated using the income and market approach. The analysis resulted in a non-cash impairment charge in the second quarter of 2006 of $149.8 million on a pre-tax basis to reduce the carrying amount of FCC licenses and goodwill for nine of these reporting units, including the two markets with expected dispositions, to their respective estimated fair values. These nine reporting units were primarily located in the Gulf States, Southeast and Midwest geographic regions.

The Company performed its annual impairment analysis of its FCC licenses and goodwill as of the October 1 annual testing date and has determined that there was an impairment of its FCC licenses. As a result, the Company recorded a non-cash impairment charge of $24.2 million on a pre-tax basis in the quarter ended December 31, 2006.

On a consolidated basis, the Company recorded a non-cash impairment charge of $174.0 million for the year ended December 31, 2006 and the balance in goodwill and FCC licenses after the impairment charges is approximately $1,965.0 million.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The changes in the carrying amounts of FCC licenses and goodwill for the years ended December 31, 2006 and 2005 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, January 1, 2005	$1,438,448	$661,067
Station acquisitions	46,655	993
Station dispositions and other	(20,912)	(3,227)

Balance December 31, 2005	1,464,191	658,833
Station acquisitions	15,425	631
Other	—	16
Asset impairment	(152,311)	(21,738)

Balance, December 31, 2006	$1,327,305	$637,742

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

Definite-Lived Intangible Assets

Definite-lived intangible assets consisted of the following at December 31:

	2006	2005
	(in thousands)
Other intangible assets, gross	$7,520	$7,505
Less accumulated amortization	(5,363)	(4,735)

Other intangible assets, net	$2,157	$2,770

Definite-lived intangible assets are included within other assets in the accompanying consolidated balance sheets. The amount of the amortization expense for definite-lived intangible assets for the years ended December 31, 2006, 2005 and 2004 was approximately $1.2 million, $2.3 million, and $81.4 million, respectively. The Company estimates the following amount of amortization expense over the next five years related to definite-lived intangible assets: approximately $0.4 million in 2007, approximately $0.3 million in 2008, and approximately $0.2 million in each of the three following years.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

6. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable, accrued liabilities and other liabilities at December 31 consisted of the following:

	2006	2005
	(in thousands)
Accounts payable	$11,278	$6,304
Accrued compensation and related costs	8,277	8,122
Interest	4,484	4,517
Payments received in advance	2,346	2,189
Accrual for dividends	—	20,903
Accrual for acquisition-related costs	3,075	—
Accrual for stock repurchase transactions	502	32,343
Other accrued liabilities	10,677	10,136
Current maturities of long-term liabilities	107	259

	$40,746	$84,773

7. Senior Debt

In August 2004, the Company’s operating subsidiary, Citadel Broadcasting, entered into a new senior credit agreement (the “Senior Credit Facility”) that provides for $600.0 million in revolving loans through January 15, 2010. Citadel Broadcasting is the primary borrower under its Senior Credit Facility. The Company has guaranteed the performance of Citadel Broadcasting thereunder. The Company has also pledged to its lenders all of the equity interests in and intercompany notes issued by Citadel Broadcasting.

In connection with Citadel Broadcasting entering into the Senior Credit Facility, the Citadel Broadcasting repaid amounts outstanding under the previous Credit Agreement and wrote off approximately $3.0 million in deferred financing costs. This amount is included as write off of deferred financing costs due to extinguishment of debt on the accompanying consolidated statements of operations.

Below is a table that sets forth the rates and the amounts borrowed under the Citadel Broadcasting’s Senior Credit Facility as of December 31:

	2006		2005
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Revolving Loan	$401,000	6.10 to 6.12%	$322,500	4.72 to 5.02%

The increase in borrowings under the Citadel Broadcasting’s senior debt was primarily the result of the repurchase of the Citadel Broadcasting’s common stock (see Note 9).

The amount available under Citadel Broadcasting’s Senior Credit Facility at December 31, 2006 was $196.8 million in the form of revolving credit commitments. This considers approximately $2.2 million in letters of credit outstanding as of December 31, 2006. Citadel Broadcasting Company’s ability to borrow under its Senior Credit Facility is limited by its ability to comply with several financial covenants as well as a requirement that it make various representations and warranties at the time of borrowing.

At Citadel Broadcasting’s election, interest on any outstanding principal accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5%, in each case, plus a spread

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

that ranges from 0.00% to 0.375%, depending on the Citadel Broadcasting’s leverage ratio; or (b) the Eurodollar rate (grossed-up for reserve requirements) plus a spread that ranges from 0.625% to 1.375%, depending on the Citadel Broadcasting’s leverage ratio.

Citadel Broadcasting’s Senior Credit Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments or loans, enter into derivative contracts, or change the nature of its business. Citadel Broadcasting’s Senior Credit Facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. The covenant restricting the payment of dividends by Citadel Broadcasting, which is subject to a number of specific exceptions, as well as the covenants restricting transactions with affiliates and investments, generally limit the ability of Citadel Broadcasting to transfer funds to the Company. As of December 31, 2006, Citadel Broadcasting’s net assets would be restricted pursuant to its Senior Credit Facility; such restriction approximates the Company’s consolidated equity. As of December 31, 2006, these restrictions would not limit Citadel Broadcasting’s ability to borrow under its Senior Credit Facility to make distributions from such borrowings to the Company to meet liquidity needs. At December 31, 2006, Citadel Broadcasting was in compliance with all covenants under its Senior Credit Facility.

The Company has received a commitment from a lender, which commitment is subject to customary closing conditions, to provide debt financing to the Company in connection with its payment of the special distribution, the refinancing of Citadel Broadcasting’s Senior Credit Facility, the refinancing of ABC Radio’s debt and the completion of the Merger.

If Citadel Broadcasting’s existing Senior Credit Facility is not refinanced at or prior to closing of the Merger, the debt under that facility could accelerate as a result of the Merger. Accordingly, if financing is unavailable to the Company in connection with the Merger, the Company may be unable to pay the special distribution expected to be declared and payable immediately prior to the closing of the Merger, refinance its existing debt (upon such acceleration or otherwise) or refinance the ABC Radio debt expected to be assumed by the Company in connection with the Merger.

See discussion below in Note 8, Subordinated Debt and Convertible Subordinated Notes.

8. Subordinated Debt and Convertible Subordinated Notes

On February 18, 2004, the Company sold 9,630,000 shares of the Company’s common stock at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discounts of approximately $6.6 million. The Company used all of the net proceeds from these transactions to retire the $500.0 million of 6% Debentures it issued in June 2001 (“6% Debentures”). In connection with the repayment of the 6% Debentures, the Company wrote off deferred financing costs of approximately $10.6 million, which is presented as write off of deferred financing costs due to extinguishment of debt on the accompanying consolidated statements of operations. The convertible subordinated notes are due in February of 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion price was adjusted to be $25.16 per share of our common stock, effective immediately after November 30, 2005, as a result of the declared dividend to shareholders of record on November 30, 2005 on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to any subsequent dividends

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

declared, since, in lieu of such adjustment, holders of the convertible notes will be entitled to the dividend amount upon conversion.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible notes, if any, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This derivative financial instrument is initially measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the option using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) 5% as the risk free rate of return, (3) the Company’s current common stock price during the expected term, which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in theses assumptions may significantly affect the Company’s financial position and results of operations. The derivative liability estimated fair value of $2.5 million is classified as a non-current liability based on the expected maturity date of the convertible subordinated note.

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

On April 24, 2006, the Company received a second letter from the same attorney which states that we failed to cure the alleged default during the more than 60 days that had elapsed since our receipt of the first letter. The second letter alleges that as a result, an event or default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the convertible subordinated notes, and the accrued and unpaid interest, due and payable immediately.

The Company does not believe that any of the transactions or agreements contemplated by the ABC Merger Agreement or the other agreements relating to the transactions contemplated by the Merger will or do constitute a “fundamental change” under the indenture or that any event of default has occurred. Therefore, the Company does not believe that any event of default, as defined by the indenture, has occurred or is continuing and does not believe that any holders have a right to declare obligations under the convertible subordinated notes due and payable.

On July 17, 2006, the Company filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York. The complaint filed by the Company seeks a judgment

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

declaring that the ABC Radio Merger Agreement and other agreements relating to the transactions do not constitute a fundamental change for the purposes of this indenture.

If any of the events described in the letters were to be an event of default and were continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under Citadel Broadcasting Company’s Senior Credit Facility. If the convertible subordinated notes or Citadel Broadcasting Company’s Senior Credit Facility were to become due and payable, the Company would seek additional funding in the credit or capital markets, and there can be no assurance that the Company will be able to obtain financing on terms acceptable to the Company.

See additional discussion at Note 16.

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Stock Repurchase Plan

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of its outstanding common stock. As of December 31, 2006, the Company had repurchased approximately 25.0 million shares of common stock for an aggregate amount of approximately $325.9 million under these repurchase programs. As of December 31, 2006, net of shares held in treasury, the Company had 113,439,059 shares of common stock outstanding.

Dividends

Beginning in October 2005, the Company’s board of directors declared a quarterly dividend to holders of common stock of the Company. The following table sets forth the cash dividends paid in 2006.

Record Date	Payment Date	Dividend Per Share
November 30, 2005	January 18, 2006	$0.18
March 30, 2006	April 18, 2006	0.18
June 30, 2006	July 18, 2006	0.18
October 5, 2006	October 20, 2006	0.18

For the year ended December 31, 2006, the Company paid dividends of $82.7 million, or $0.72 per share. In January 2007, the Company’s board of directors declared a quarterly dividend of $0.18 per share to shareholders of record as of February 12, 2007, which $20.3 million was paid February 27, 2007.

10. Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective approach. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. In addition, under the modified prospective approach, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Therefore, the amount of compensation costs to be recognized over the requisite service period on a prospective basis after January 1, 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on their fair values measured at the grant date, (ii) compensation costs of all share-based payments granted subsequent to January 1, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to January 1, 2006 measured as of the date of such modification.

SFAS No. 123R requires companies when recording compensation cost for equity awards to estimate at the date of grant the number of equity awards granted that are expected to be forfeited and to subsequently adjust the estimated forfeitures to reflect actual forfeitures.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. SFAS No. 123R requires compensation cost to be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. Through December 31, 2006, the Company has recognized pre-tax compensation cost of $61.4 million and related deferred tax assets for such awards of $20.4 million on a cumulative basis. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R) when the restrictions lapse or stock options are exercised or expire. As of December 31, 2006, the underlying fair value of equity awards since the date of grant have declined in value and, based on a preliminary analysis, the Company currently does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized. SFAS No. 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require the Company to change the classification in the consolidated condensed statements of cash flows of any tax benefits realized upon the exercise of stock options or issuance of nonvested share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are required to be reported as a financing cash inflow rather than as a reduction of income taxes paid in operating cash flows in the consolidated condensed statements of cash flows.

Total share-based compensation expense recognized under SFAS No. 123R was $17.4 million on a pre-tax basis, or $(0.12), net of tax, per basic and diluted share for the year ended December 31, 2006. The associated tax benefit for the year ended December 31, 2006 was $3.8 million.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Stock options are generally granted with an exercise price equal to the common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, with expected volatility determined based on the historical volatility market price of shares of the Company’s common stock. Beginning in 2005, the Company utilized guidance in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which was issued by the SEC on March 29, 2005 to determine the expected term of options granted. Prior to 2005, grants of stock options were estimated to have an expected term of five years. The following assumptions were utilized for the year ended December 31, 2006: risk-free interest rate of approximately 5%; dividend yield of approximately 7%; expected life of approximately six years; and volatility of approximately 27%. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2005: risk-free interest rate of approximately 4%; dividend yield of zero; expected life of approximately six years; and volatility of approximately 29%. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2004: risk-free interest rate of approximately 3%; dividend yield of $0.0; expected life of five years; and volatility of approximately 30%.

Effective September 20, 2005, the Company, pursuant to the Plan, granted to its chief executive officer 1,250,000 nonvested shares of common stock of the Company that initially vested in one-third installments annually, beginning on September 20, 2006. Deferred compensation of approximately $16.7 million determined based on the market price of the underlying stock at the date of grant was recorded and was being recognized as compensation expense over the vesting period of the shares. The balance of deferred compensation related to the unearned portion of this award as of January 1, 2006, which was reflected as a contra equity account, was eliminated against additional paid-in capital pursuant to SFAS No. 123R. On March 16, 2006, the compensation committee of the Company’s board of directors approved the modification of these 1,250,000 shares of nonvested stock to subject them to additional criteria based on the Company’s attainment of certain revenue-related performance objectives and to extend the applicable vesting dates to January 1, 2007, October 1, 2007 and October 1, 2008. Stockholder approval was obtained at the annual meeting of stockholders of the Company on May 24, 2006. The remaining unrecognized compensation as of the date of modification of approximately $11.7 million measured pursuant to SFAS No. 123R is being recognized over the requisite service period or performance period of the award, which is expected to be one to three years. Total unrecognized, pre-tax compensation cost related to these nonvested performance-vesting shares of the Company as of December 31, 2006 was approximately $8.1 million.

On March 16, 2006, the compensation committee also granted to the Company’s chief executive officer and certain other executive officers, 1,131,994 and 150,000, respectively, nonvested performance-vesting shares, which are also subject to the Company’s attainment of certain revenue-related performance objectives and

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

continued employment, and vest in two equal annual installments beginning on March 16, 2007. The compensation committee also approved the cancellation of options to purchase 400,000 shares of common stock of the Company granted to the Company’s chief executive officer at an exercise price of $16.94 under the Plan on March 26, 2004. The Company obtained stockholder approval at the annual meeting of stockholders of the Company on May 24, 2006 for these grants and cancellations. The related incremental compensation cost of these awards determined based on the market price of the underlying stock at the date of grant is being recognized as expense over the requisite service period or performance period of the award, which is expected to be approximately two years. Total unrecognized pre-tax compensation cost related to these nonvested performance-vesting shares of the Company as of December 31, 2006 was approximately $9.0 million.

Compensation cost has been recognized for share-based awards that vest upon satisfaction of service and performance criteria since, based on an analysis of historical performance, management of the Company believes that the required service will be rendered and the performance condition specified in the nonvested performance-vesting shares will be achieved.

In March 2002, the Company granted 4,150,000 options to purchase shares of Class A common stock to its chief executive officer. The options had a term of ten years and a per share exercise price of $3.50. These options were generally only exercisable by the chief executive officer during his lifetime and were not transferable. In addition, the chief executive officer was required to enter into a shareholder’s agreement, which generally provides that the shares of Class A common stock issued upon exercise of the options may not be sold, assigned or otherwise transferred, except by will or in accordance with the shareholder’s agreement. At the grant date, the fair value of the Class A common stock was $13.05 per share. The total amount of deferred compensation recorded was approximately $39.6 million. The deferred compensation has been charged to compensation expense over the vesting period of the options. The chief executive officer was fully vested in these options as of December 31, 2005. During the years ended December 31, 2005 and 2004, such expense was approximately $0.6 million, and $4.2 million, respectively.

During 2006 the compensation committee approved the cancellation of the fully vested options to purchase 4,150,000 shares of common stock of the Company at an exercise price of $3.50 per share and the replacement of them with 2,868,006 fully vested stock units with deferred distribution dates (the “Undelivered Shares”). Stockholder approval was obtained for this at the annual meeting of stockholders held on May 24, 2006. The incremental pre-tax fair value of approximately $0.2 million measured pursuant to SFAS No. 123R attributed to this exchange of awards was determined based on the market price of the underlying stock at the date of grant and was recognized as compensation cost immediately on the date of modification.

In December 2006, the compensation committee approved a payment to the Company’s chief executive officer for the tax differential between ordinary income and dividend income tax rates during the years ended December 31, 2006, 2007 and 2008, in respect of dividends and distributions, if any, the chief executive officer receives in respect of any unvested portion of the 1,131,994 performance-vesting shares granted as of March 16, 2006 and any Undelivered Shares that have not yet been distributed. The amount of such payment for 2006 will be approximately $0.8 million and at the Company’s discretion can be paid in cash or additional shares of common stock of the Company. For the 2006 payment, the Company has determined the payment will be made in common stock. The 2007 and 2008 payments will be calculated as the product of 0.3738 and the aggregate amount of any such dividends and distributions received in respect of any unvested portion of the 1,131,994 performance-vesting shares granted as of March 16, 2006 and any Undelivered Shares that have not yet been distributed.

During 2006, the Company granted to certain executive officers and members of the board of directors a total of 205,000 nonvested shares that vest in three equal annual installments. The related incremental

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

compensation cost of these awards determined based on the market price of the underlying stock at the date of grant is being recognized as expense on a straight-line basis over the requisite service period. Total unrecognized, pre-tax compensation costs related to the nonvested shares outstanding as of December 31, 2006 were approximately $1.5 million and are expected to be recognized over a weighted average period of 2.4 years.

During 2006, the Company also granted to certain employees, who are not executive officers or directors, a total of 191,500 nonvested shares that vest in three equal annual installments. The related incremental compensation cost of these awards determined based on the market price of the underlying stock at the date of grant is being recognized as expense on a straight-line basis over the requisite service period. Total unrecognized, pre-tax compensation costs related to the nonvested shares outstanding as of December 31, 2006 were approximately $1.4 million and are expected to be recognized over a weighted average period of 2.7 years.

As of December 31, 2006, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the Plan was 2,682,566, not including shares underlying outstanding grants. Total unrecognized, pre-tax compensation cost related to nonvested stock options of the Company as of December 31, 2006 was approximately $2.7 million. This cost is expected to be recognized over a weighted average period of approximately two years.

The following table summarizes stock option activity for the Company:

	Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding at January 1, 2006	9,169	$10.43
Granted	165	9.75
Exercised	—	—
Forfeited	(509)	16.46
Canceled or modified	(4,446)	4.38

Outstanding at December 31, 2006	4,379	15.86	7.2	$32

Vested or expected to vest at December 31, 2006	4,125	$15.84	7.2	$32

Exercisable at December 31, 2006	2,267	$16.54	6.6	$—

The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $1.28, $5.12 and $5.91 per share, respectively. The total intrinsic value of options exercised during the year ended December 31, 2004 was approximately $50,000. No options were exercised during the years ended December 31, 2006 and 2005.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Activity related to shares of nonvested stock and nonvested stock units is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value	Total Fair Value of Shares Vested (in thousands)
Shares of Nonvested Common Stock Awards
Unvested awards at January 1, 2006	1,250	$13.32
Granted	1,678	10.92
Awards vested	—	—	$—
Forfeited	(22)	9.49

Unvested awards at December 31, 2006	2,906	$11.96

Shares of Nonvested Common Stock Units
Unvested awards at January 1, 2006	—	$—
Granted	2,868	11.33
Awards vested	(2,868)	11.33	$32,494
Forfeited	—	—

Unvested awards at December 31, 2006	—	$—

11. Non-cash Charge Related to Contract Obligations

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

12. Income Taxes

The components of the income tax (benefit) expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
	(in thousands)
Current tax expense:
Federal	$604	$760	$668
State	1,887	2,101	1,888

	2,491	2,861	2,556
Deferred tax (benefit) expense:
Federal	(18,356)	38,692	(60,547)
State	(4,248)	10,943	(5,822)

	(22,604)	49,635	(66,369)

Total income tax (benefit) expense	$(20,113)	$52,496	$(63,813)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The income tax benefit for the year ended December 31, 2006 was primarily the result of the approximately $67.3 million deferred tax benefit related to the asset impairment (see Note 5). This benefit was adversely impacted by a partial write-off of non-deductible goodwill. Excluding the effects of the asset impairment, the effective tax rate for the year ended December 31, 2006 is 45%. The effective tax rate in 2006, exclusive of the effects of the asset impairment differs from the federal rate of 35% primarily due to state taxes, non-deductible compensation, and other non-deductible expenses.

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

At December 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of approximately $117.7 million. The federal net operating loss carryforwards expire as follows:

Year of Expiration	Net Operating Loss Carryforward
(In millions)
December 31, 2020	$81.4
December 31, 2021	17.1
December 31, 2022	19.2

Total federal loss carryforwards	$117.7

For state income tax purposes, the Company has approximately $52.5 million in net operating loss carryforwards. The net operating loss carryforwards expire in 2007 through 2021. The determination of the state net operating loss carryforwards is dependent upon the federal net operating loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of the state net operating loss carryforwards. Utilization of such federal and state net operating losses is subject to certain limitations under federal and state income tax laws.

In the event that the Company completes the Merger described in Note 1, certain restrictions pursuant to section 382 of the United States tax code may limit the combined company’s ability to subsequently utilize these tax attributes following the merger. Upon completion of the Merger, the Company will evaluate the deferred tax asset based on the operations of the combined company and determine whether a change in the valuation allowance will be required to reduce the deferred tax asset to the amount that is more likely than not to be realized.

The Company’s state tax rate could also increase subsequent to the closing date of the Merger as a result of a change in the jurisdictions in which the combined company will conduct its business. As of the closing date of the Merger, the Company will evaluate whether to recognize immediately in earnings the change, if any, in the state deferred tax rate expected to be applied to its existing net taxable temporary differences.

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

tax benefit resulting from the reduction of the previously recorded valuation allowance against net deferred tax assets.

Reconciliations of the income tax (benefit) expense as compared to the tax (benefit) expense calculated by applying the federal statutory rate of 35% for the years ended December 31, 2006, 2005 and 2004 to the (loss) income before income taxes are as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
	(in thousands)
Federal statutory rate applied to the (loss) income from continuing operations before income taxes	$(23,845)	$42,789	$3,764
State tax expense, net of federal benefit/tax	(1,348)	7,295	1,544
Non-deductible compensation	2,375	—	—
Other permanent differences	1,296	260	443
Change in federal and state valuation allowance	—	(698)	(71,785)
Non-deductible goodwill	933	589	2,244
State rate change	—	1,836	—
Other	476	425	(23)

	$(20,113)	$52,496	$(63,813)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance at December 31 are as follows:

	2006	2005
	(in thousands)
Deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$896	$1,165
Net operating loss carryforwards	43,212	55,505
Accrued liabilities and other obligations not currently deductible	11,624	12,842
Compensation related to stock-based awards	20,429	16,688
Other	2,403	1,795

Total deferred tax assets	78,564	87,995
Valuation allowance	—	—

Net deferred tax assets	78,564	87,995

Deferred tax liabilities:
Property and equipment	(4,672)	(5,843)
Intangible assets	(324,108)	(355,873)

Total deferred tax liabilities	(328,780)	(361,716)

Net deferred tax liabilities	$(250,216)	$(273,721)

At December 31, 2006, the Company has an alternative minimum tax (“AMT”) credit carryforward of approximately $2.3 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations. As of December 31,

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

2006, the Company maintains a reserve of approximately $4.3 million related to various income tax contingencies.

13. Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2004	$3,752	$3,008	$(3,383)	$3,377
Year ended December 31, 2005	3,377	2,641	(3,101)	2,917
Year ended December 31, 2006	2,917	3,872	(4,332)	2,457

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

Convertible Subordinated Notes: Based on a model that takes into account various factors, the estimated fair value of the Company’s convertible subordinated notes at December 31, 2006 and 2005 was $273.9 million and $253.4 million, respectively, compared to the Company’s carrying value of $330.0 million.

15. Related Party Transactions

The Company reimburses FL&Co. and its affiliates for expenses paid on the Company’s behalf and receives reimbursements from FL&Co. for expenses paid by the Company on its behalf, including travel and related expenses, and office and other miscellaneous expenses. During the years ended December 31, 2006, 2005 and 2004, the Company reimbursed FL&Co. and its affiliates a net amount of approximately $1.9 million, $2.2 million, and $1.7 million, respectively. FL&Co. also provided use of office space to certain of the Company’s executive officers and employees at no cost.

FL Aviation Corp., an affiliate of FL&Co., operates and maintains the Company’s corporate aircraft at cost. In connection therewith, the Company reimburses all costs incurred by FL Aviation Corp. in operating the aircraft, and amounts related to these reimbursements are included in the annual amounts above.

16. Commitments and Contingencies

As described in Note 1, the Company has entered into an Agreement and Plan of Merger with TWDC and ABC Radio, a subsidiary of TWDC. Pursuant to and subject to the terms and conditions contained in the ABC

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Radio Merger Agreement, the Company will combine its business with the business of ABC Radio, which includes 22 radio stations and the ABC Radio Network. Prior to the Merger, TWDC will distribute ownership of ABC Radio to TWDC shareholders in a spin-off transaction. As of November 19, 2006, the transaction was expected to be valued at approximately $2.6 billion, which was comprised of approximately $1.5 billion in Company common stock to be received by TWDC shareholders and cash to be retained by TWDC. The cash amount represents the proceeds of debt to be incurred by ABC Radio prior to the spin-off from TWDC, which debt is expected to be refinanced by the Company at or following the closing. The amount of the cash to be retained by TWDC is expected to be between $1.1 billion and $1.35 billion depending on the market price of the Company’s common stock over a measurement period ending prior to closing.

Pursuant to the ABC Radio Merger Agreement, the Company is expected to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The amount of the distribution will be determined based on the market price of the Company’s common stock over a measurement period ending prior to closing.

The Company could also incur significant costs and expenses in connections with the integration of the ABC Radio business.

In connection with the Company’s prior acquisition of a radio station in Salt Lake City, UT, the Company entered into an Unconditional Guaranty Agreement, dated May 3, 2004, to guarantee up to $20.0 million of financing on behalf of the seller. As of December 31, 2005, the guarantee was reduced to $9.7 million. On February 3, 2006, the lender notified the seller of a default under its financing, and a demand was made by the lender for payment of the outstanding balance. On June 30, 2006, the Company entered into an agreement with the lender and acquired the note receivable for approximately $9.65 million, plus accrued and unpaid interest and fees from the lender. The note receivable is collateralized by the underlying station assets. As of December 31, 2006, the estimated fair value of the underlying collateral less cost to sell is expected to be at least equal to the carrying amount of the note receivable. As a result of acquiring the note, the Company has an attributable interest for FCC purposes in the underlying station. On February 22, 2007, the Company filed suit in New York Supreme Court against two guarantors of the note seeking summary judgment.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths at a Rhode Island nightclub. The complaint contains multiple causes of action, only a small number of which are brought against the Company, which assert claims, based on theories of joint venture liability and negligence. The Company’s involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. On October 3, 2003, the action was transferred to the United States District Court, District of Rhode Island, where it subsequently was consolidated with suits on behalf of some 240 other concertgoers (in which the Company was not sued) for the purposes of pre-trial discovery and motion practice. On January 27, 2005, the Company filed an Answer to the complaint, substantially denying plaintiffs’ allegations against the Company. On February 18, 2005, an identical suit was filed on behalf of one additional concertgoer. On January 5 and 31, 2006, substantially identical suits were filed on behalf of two additional concertgoers. The Company believes that plaintiffs’ claims against the Company are without merit and intends to defend these claims vigorously.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Several defendants in the various actions filed motions to dismiss on a variety of legal grounds, some of which were granted. The Court’s Scheduling Order only recently allowed defendants to file motions for summary judgment, and the Company intends to file such a motion shortly, on some of the same grounds. The Company does not believe that the outcome of the litigation regarding the Rhode Island night club matters will have a material adverse impact on its financial position, results of operations or cash flows.

In February 2005, the Company received a subpoena from the Attorney General of the State of New York as have several other radio broadcasting companies and record companies operating in the State of New York. These subpoenas were issued in connection with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations. We have cooperated with this investigation and continue to do so. In connection with this investigation, the New York Attorney General has entered into settlement agreements with several record companies and two radio broadcasters, which included both business practice reforms and financial penalties. The New York Attorney General previously announced that it may take action against a number of radio companies, including us. To date, no action has been taken against the Company.

The FCC has announced increased enforcement activity in the area of sponsorship identification, and on April 19, 2006, the Company received a letter of inquiry and request for information from the FCC. The Company has been cooperating with the FCC in this investigation and has produced documents and other information requested by the FCC. The Company believes that it is likely this matter will be resolved with the FCC and has recognized a liability of $2.0 million for the potential costs associated with this matter.

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

On July 17, 2006, the Company filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York seeking a judgment declaring that the ABC Radio Merger Agreement and the other agreements relating to the ABC Radio transaction do not constitute a fundamental change for purposes of the indenture. On September 1, 2006, the Company, The Bank of New York and HSBC Bank USA, National Association ("HSBC") entered into an Agreement of Resignation, Appointment and Acceptance with respect to the Company’s convertible subordinated notes. Pursuant to the terms of that agreement, The Bank of New York resigned as trustee under the indenture and HSBC accepted its appointment as trustee under the indenture assuming all of the rights, powers, trusts and duties of The Bank of New York. On September 15, 2006, the Company received a letter alleging that the beneficial owners of a majority in aggregate

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

principal amount of the Company’s outstanding convertible subordinated notes had (i) purportedly removed HSBC as trustee under that indenture by an Instrument of Removal, dated September 13, 2006, and (ii) purportedly appointed Wilmington Trust Company as replacement successor trustee, by separate Instrument of Appointment of Replacement Successor Trustee, dated as of September 13, 2006. Again, on December 8, 2006, the beneficial owners of an alleged majority in aggregate principal amount of the Company’s outstanding convertible subordinated notes (i) purportedly removed HSBC as trustee under that indenture by an Instrument of Removal of Trustee, dated December 8, 2006, and (ii) purportedly appointed Wilmington Trust Company as replacement successor trustee, by separate Instrument of Appointment of Successor Trustee, dated as of December 8, 2006.

On January 5, 2007, Wilmington Trust filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the judge granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. The Company filed an amended complaint on March 8, 2007.

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

The Company is involved in certain other claims and lawsuits arising in the ordinary course of our business. The Company believes that such litigation and claims will be resolved without a material adverse impact on our results of operations, cash flows or financial condition.

Lease Commitments

The Company leases certain studio buildings, tower sites, transmitters and equipment, vehicles and office equipment. The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006:

Year Ended	Commitments	Sublease Rentals	Net Lease Commitments
	(in thousands)
2007	$7,531	$(423)	$7,108
2008	6,725	(327)	6,398
2009	6,061	(190)	5,871
2010	5,212	(170)	5,042
2011	4,364	(150)	4,214
Thereafter	26,541	(597)	25,944

	$56,434	$(1,857)	$54,577

Total rental expense was approximately $7.6 million, $6.5 million, and $7.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Contractual Commitments

The Company has entered into binding contracts in the normal course of business related to sports broadcasting, employment of personnel, and other goods and services utilized in our operations.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan for all employees who are at least 21 years of age and, if full time, have completed 60 days of service, or, if part time, have worked at least 1,000 hours. Under the 401(k) plan, eligible employees can contribute up to 20% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Code. Participants vest immediately in their contributions, and participants’ rights to amounts contributed by the Company vest on a graded schedule over a five-year period. Each year, for participants who have completed one year of service, the Company may, at the discretion of the board of directors, contribute a matching contribution equal to 100% of the participants’ elective deferral contribution up to 2% of their regular annual earnings. The Company may also make discretionary contributions as approved by the board of directors. For the years ended December 31, 2006, 2005, and 2004, the Company made matching contributions to the 401(k) plan of approximately $0.7 million, $0.7 million, and $1.0 million, respectively.

17. Subsequent Events

In January 2007, the Company declared a dividend on its common stock in the amount of $0.18 per share to shareholders of record on February 12, 2007 and the Company paid the dividend of $20.3 million on February 27, 2007.

In the first quarter of 2007, the compensation committee of the Company’s board of directors determined that specified performance goals were met for the 2006 performance period. Based on non-cash stock-based compensation expense recognized and the expected tax benefit associated with the vesting of performance-vesting shares and the distribution of Undelivered Shares, the Company expects to reverse a portion of its deferred tax asset in the amount of approximately $2.8 million.

Additionally, on February 22, 2007, the board of directors authorized an additional 8,000,000 shares of common stock of the Company to be available for issuance under the Plan subject to subsequent shareholder approval.

18. Parent Company Only Financial Statements

As a result of limitations on, and prohibitions of, distributions, the net assets of Citadel Broadcasting are restricted from distribution to Citadel Broadcasting Corporation, the parent company. The following condensed parent-only financial statements account for the investment in Citadel Broadcasting. The financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

CITADEL BROADCASTING CORPORATION (Parent Company Only)

Condensed Balance Sheets

(in thousands, except share amounts)

	December 31,
	2006	2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	2,320	2,320
Accounts receivable from subsidiary	316	316
Other	—	22

Total current assets	2,636	2,658
Note receivable from subsidiary	103,125	103,125
Investment in subsidiary	1,347,539	1,549,092
Other assets, net	4,365	5,423

Total assets	$1,457,665	$1,660,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$2,855	$55,599
Long-term liabilities:
Convertible subordinated notes (net of discount of $2,037 and $0 as of December 31, 2006 and 2005, respectively)	327,963	330,000
Other long-term liabilities, less current portion	2,539	—

Total liabilities	333,357	385,599

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value—authorized, 200,000,000 shares at December 31, 2006 and 2005; no shares issued or outstanding at December 31, 2006 and 2005	—	—
Common stock, $.01 par value—authorized, 500,000,000 shares at December 31, 2006 and 2005; issued, 138,276,712 and 133,752,212 shares at December 31, 2006 and 2005; outstanding, 113,439,059 and 114,026,626 shares at December 31, 2006 and 2005, respectively	1,383	1,338
Additional paid-in capital	1,582,858	1,641,370
Treasury stock, at cost, 24,837,653 and 19,725,586 shares at December 31, 2006 and 2005, respectively	(323,879)	(266,162)
Deferred compensation	—	(13,807)
Accumulated deficit	(136,054)	(88,040)

Total shareholders’ equity	1,124,308	1,274,699

Total liabilities and shareholders’ equity	$1,457,665	$1,660,298

CITADEL BROADCASTING CORPORATION (Parent Company Only)

Condensed Statements of Operations

(in thousands)

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
Interest income	$6,188	$6,188	$9,279
Management fee income	1,058	1,058	926

Revenues	7,246	7,246	10,205
Interest expense	7,748	7,246	10,205

(Loss) income before equity in (loss) earnings of subsidiary, net of tax	(502)	—	—
Equity in (loss) earnings of subsidiary, net of tax	(47,325)	69,918	74,399

(Loss) income before income taxes	(47,827)	69,918	74,399
Income tax expense (benefit)	187	161	(169)

Net (loss) income	$(48,014)	$69,757	$74,568

CITADEL BROADCASTING CORPORATION (Parent Company Only)

Condensed Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(48,014)	$69,757	$74,568
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) of subsidiary	47,325	(69,918)	(74,399)
Non-cash debt related expenses	1,560	1,058	926
Changes in operating assets and liabilities:
Accounts receivable and other assets	22	(4)	(2,654)
Accounts payable, accrued liabilities and other obligations	—	—	2,308

Net cash provided by operating activities	893	893	749

Cash flows from investing activities:
Net (payment to) payment from subsidiary	172,417	127,069	106,122

Net cash provided by investing activities	172,417	127,069	106,122

Cash flows from financing activities:
Purchase of shares held in treasury	(90,683)	(127,933)	(106,782)
Dividends paid to holders of common stock	(82,743)	—	—
Repayment of shareholder notes	116	51	1,283
Exercise of stock options, net of costs incurred	—	(13)	367
Net repurchases of unvested shares of common stock	—	(67)	—
Proceeds from public stock offerings, net of costs incurred	—	—	175,669
Retirement of subordinated debt	—	—	(500,000)
Issuance of convertible subordinated notes	—	—	330,000
Debt issuance costs	—	—	(7,408)

Net cash used in financing activities	(173,310)	(127,962)	(106,871)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

19. Quarterly Financial Data (unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2006:
Net broadcasting revenue	$93,999	$112,454	$112,517	$113,960
Operating income (loss)(a)	23,488	(109,884)	40,342	10,838
Net income (loss)	9,525	(74,826)	18,366	(1,079)

Basic net income (loss) per common share	$0.09	$(0.67)	$0.16	$(0.01)

Diluted net income (loss) per common share	$0.08	$(0.67)	$0.15	$(0.01)

Weighted average common shares outstanding—Basic	111,595	111,668	111,378	111,175

Weighted average common shares outstanding—Diluted	127,362	111,668	124,622	111,175

2005:
Net broadcasting revenue	$92,035	$109,913	$109,632	$108,327
Operating income	26,092	41,509	40,840	34,949
Net income	11,885	21,518	20,509	15,845

Basic net income per common share	$0.10	$0.18	$0.17	$0.14

Diluted net income per common share	$0.09	$0.16	$0.16	$0.13

Weighted average common shares outstanding—Basic	123,205	121,688	117,582	114,723

Weighted average common shares outstanding—Diluted	139,157	137,613	132,268	130,975

(a)	In accordance with SFAS No. 142, the Company conducted an interim impairment test during the quarter ended June 30, 2006 and its annual impairment test of indefinite-lived intangible assets as of the October 1 annual testing date. The analysis resulted in a non cash impairment charge of $149.8 million in the second quarter and $24.2 million in the fourth quarter on a pre-tax basis to reduce the carrying amount of FCC licenses and goodwill.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors.

Based on their evaluation as of December 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Citadel Broadcasting Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Citadel Broadcasting Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 15, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders.

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, senior financial management and all other employees. Our Code of Business Conduct and Ethics can be found on our website located at www.citadelbroadcasting.com. Each of our Audit Committee and Compensation Committee has a committee charter as required by the rules of the New York Stock Exchange and each charter can be found on our website.

On June 21, 2006, our chief executive officer submitted to the New York Stock Exchange the “CEO Certification” required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. The New York Stock Exchange also requires our Board of Directors to establish certain Corporate Governance Guidelines, which can be found on our website located at www.citadelbroadcasting.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents incorporated by reference or filed with this report:

(1)	Audited consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004.

(2)	Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2001, by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.2	Letter Agreement, dated January 15, 2001, by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.3	Amendment No. 1, dated March 13, 2001, to Merger Agreement dated as of January 15, 2001, by and among the Registrant, Citadel Communications Corporation and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-1 (No. 333-89844)).

2.4	Letter Agreement, dated March 22, 2001, by and among Citadel Communications Corporation, the Registrant and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.5	Agreement and Plan of Merger, dated February 6, 2006, by and among Citadel Broadcasting Corporation, Alphabet Acquisition Corp., The Walt Disney Company and ABC Chicago FM Radio, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2006).

2.6	Amendment No. 1 to the Agreement and Plan of Merger, dated November 19, 2006, by and among the Citadel Broadcasting Corporation, Alphabet Acquisition Corp., The Walt Disney Company and ABC Chicago FM Radio Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006).

2.7	Separation Agreement, dated February 6, 2006, by and between The Walt Disney Company and ABC Chicago FM Radio, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2006).

2.8	Amendment No. 1 to the Separation Agreement, dated November 19, 2006, by and between The Walt Disney Company and ABC Chicago FM Radio, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006).

3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

3.2	Form of Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

No.	Description
4.2	Indenture, dated as of February 18, 2004, between Registrant and the Bank of New York, as trustee, in respect of Registrant’s 1.875% Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report for the year ended December 31, 2003 on Form 10-K).

10.1	The Registrant’s Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2005).

10.2	The Registrant’s Form of Restricted Stock Agreement under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarterly period ended June 30, 2006 on Form 10-Q).

10.3	The Registrant’s Form of Stock Option Agreement under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report for the quarterly period ended June 30, 2006 on Form 10-Q).

10.4	The Registrant’s Form of Performance Share Agreement under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarterly period ended March 31, 2006 on Form 10-Q).

10.5	Management Rights Letter, dated June 26, 2001 between the Registrant, Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.6	Registration Rights Agreement, dated June 26, 2001, among the Registrant, Citadel Communications Corporation, Citadel Broadcasting Company, Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Lawrence R. Wilson and Rio Bravo Enterprise Associates, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.7	Registration Rights Agreement, dated as of February 18, 2004, between the Registrant and the initial purchasers of the Registrant’s 1.875% Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s annual report for the year ended December 31, 2003 on Form 10-K).

10.8	Aircraft Management Agreement, dated October 1, 2002, as amended by Amendment No. 1 dated February 27, 2003, between the Registrant and FL Aviation Corp. (FL) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-112270)).

10.9	Credit Agreement, dated as of August 17, 2004, among Citadel Broadcasting Company, the Registrant, certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Wachovia Bank, National Association, as Syndication Agents, and Suntrust Bank and Harris Nesbitt Financing, Inc. (d/b/a Harris Nesbitt), as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarterly period ended September 30, 2004 on Form 10-Q).

10.10	Financing Commitment Letter, dated December 20, 2006, by and among Citadel Broadcasting Corporation, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (No. 333-139577)).

No.	Description
10.11	Support Agreement, dated February 6, 2006, by and among Citadel Broadcasting Corporation, The Walt Disney Company, ABC Chicago FM Radio, Inc., and the Principal Stockholders listed therin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2006).

10.12	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.13	Indemnification Agreement, dated April 10, 2006, by and between Citadel Broadcasting Corporation and Wayne T. Smith (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2006).

10.14	Indemnification Agreement, dated February 28, 2007, by and between Citadel Broadcasting Corporation and Michael J. Regan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.15	Letter, dated February 15, 2002, from Theodore J. Forstmann to Farid Suleman setting forth the terms of Mr. Suleman’s employment as chief executive officer of the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.16	Letter, dated July 17, 2003, from the Registrant to Farid Suleman clarifying certain terms of Mr. Suleman’s employment (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.17	Stock Option Agreement, dated April 23, 2002, between the Registrant and Farid Suleman (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.18	Letter Agreement, dated June 4, 2002, between the Registrant and Farid Suleman amending the Stock Option Agreement dated April 23, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.19	Agreement with respect to the 2002 Stock Option Agreement, dated as of March 16, 2006, by and between the Registrant and Farid Suleman (incorporated by reference to the form of such agreement attached as Appendix C of the Registrant’s Proxy Statement included in the Registrant’s Definitive Schedule 14A filed with the SEC on April 17, 2006).

10.20	Stockholder’s Agreement, dated April 23, 2002, between the Registrant and Farid Suleman (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.21	Letter Agreement, dated April 10, 2002, among Lawrence R. Wilson, Molly and Associates, LLC, Rio Bravo Limited, LLC and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.22	Stockholder’s Agreement, dated May 21, 2003, between the Registrant and Judith A. Ellis (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.23	Stockholder’s Agreement, dated June 26, 2001, between the Registrant and Randy L. Taylor (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.24	Letter Agreement, dated August 29, 2006, between Citadel Broadcasting Company and Randy L. Taylor (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarterly period ended September 30, 2006 on Form 10-Q).

No.	Description
10.25	Memorandum, dated November 6, 2006, between the Registrant and Randy L. Taylor (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report for the quarterly period ended September 30, 2006 on Form 10-Q).

10.26	Employment Agreement, dated May 26, 2006, by and between Citadel Broadcasting Corporation and Robert G. Freedline (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2006).

10.27	Summary of Employment Arrangement, dated May 15, 2006, by and between Citadel Broadcasting Corporation and Jacquelyn J. Orr (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2006).

10.28	Summary of Independent Director Compensation Arrangement, dated May 24, 2006 (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2006).

21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form S-1 (No. 33-89844)).

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signature	Title	Date

/S/ FARID SULEMAN Farid Suleman	Chief Executive Officer and Chairman (principal executive officer)	March 15, 2007

/S/ ROBERT G. FREEDLINE Robert G. Freedline	Chief Financial Officer (principal financial officer)	March 15, 2007

/S/ RANDY L. TAYLOR Randy L. Taylor	Vice President—Finance (principal accounting officer)	March 15, 2007

/S/ KATHERINE BROWN Katherine Brown	Director	March 15, 2007

/S/ J. ANTHONY FORSTMANN J. Anthony Forstmann	Director	March 15, 2007

/S/ THEODORE J. FORSTMANN Theodore J. Forstmann	Director	March 15, 2007

/S/ MICHAEL A. MILES Michael A. Miles	Director	March 15, 2007

/S/ MICHAEL J. REGAN Michael J. Regan	Director	March 15, 2007

/S/ CHARLES P. ROSE, JR. Charles P. Rose, Jr.	Director	March 15, 2007

/S/ HERBERT J. SIEGEL Herbert J. Siegel	Director	March 15, 2007

/S/ WAYNE T. SMITH Wayne T. Smith	Director	March 15, 2007