Form 10-Q
period 2007-03-31
CITADEL BROADCASTING CORP
filed 2007-05-10
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 7, 2007, net of shares held in treasury, there were 112,133,256 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

March 31, 2007

FORWARD-LOOKING INFORMATION

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Citadel Broadcasting Corporation and its subsidiaries (collectively, the “Company”), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “will,” and similar expressions, whether in the negative or the affirmative. All statements other than the statements of historical fact are “forward-looking” statements for the purpose of federal and state securities laws, including, without limitation, any projections on pro forma statements of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the proposed business combination with ABC Radio; any statements regarding future economic conditions or performance; any statements of belief; and any assumptions underlying any of the foregoing. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the U.S.; fluctuations in interest rates; changes in market conditions that could impair the Company’s goodwill or intangible assets; changes in industry conditions; changes in governmental regulations; changes in policies or actions or in regulatory bodies; changes in uncertain tax positions and tax rates; changes in dividend policy; changes in capital expenditure requirements; the risk that the proposed business combination with ABC Radio may be delayed or not close or may be less favorable for the Company than originally expected; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

All forward-looking statements in this report are qualified by these cautionary statements. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,310	$3,747
Accounts receivable, net	65,628	77,852
Prepaid expenses and other current assets (including deferred income tax assets of $6,552 and $7,512 as of March 31, 2007 and December 31, 2006, respectively)	10,711	9,585

Total current assets	79,649	91,184

Property and equipment, net	79,406	83,934
FCC licenses	1,327,305	1,327,305
Goodwill	639,747	637,742
Other assets, net	33,847	33,531

Total assets	$2,159,954	$2,173,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$31,039	$40,746
Long-term liabilities:
Senior debt	412,000	401,000
Convertible subordinated notes (net of discount of $1,910 and $2,037 as of March 31, 2007 and December 31, 2006, respectively)	328,090	327,963
Other long-term liabilities, less current portion	19,963	21,951
Deferred income tax liabilities	272,244	257,728

Total liabilities	1,063,336	1,049,388

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at March 31, 2007 and December 31, 2006; no shares issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value – authorized, 500,000,000 shares at March 31, 2007 and December 31, 2006; issued, 138,947,785 and 138,276,712 shares at March 31, 2007 and December 31, 2006, respectively; outstanding, 112,383,856 and 113,439,059 shares at March 31, 2007 and December 31, 2006, respectively	1,389	1,383
Additional paid-in capital	1,568,062	1,582,858
Treasury stock, at cost, 26,563,929 and 24,837,653 shares at March 31, 2007 and December 31, 2006, respectively	(340,641)	(323,879)
Accumulated deficit	(132,192)	(136,054)

Total shareholders’ equity	1,096,618	1,124,308

Total liabilities and shareholders’ equity	$2,159,954	$2,173,696

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net broadcasting revenue	$92,920	$93,999

Operating Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	28,385	28,519
Selling, general and administrative	29,508	30,061
Corporate general and administrative	10,218	6,075
Local marketing agreement fees	326	313
Depreciation and amortization	2,804	5,533
Other, net	(3,895)	10

Operating expenses	67,346	70,511

Operating income	25,574	23,488

Interest expense, net	7,474	6,857

Income before income taxes	18,100	16,631
Income tax expense	11,338	7,106

Net income	$6,762	$9,525

Net income per share—basic	$0.06	$0.09

Net income per share—diluted	$0.06	$0.08

Dividends declared per share	$0.18	$0.18

Weighted average common shares outstanding:
Basic	110,489	111,595

Diluted	124,359	127,362

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$6,762	$9,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,804	5,533
Non-cash debt related amounts	(332)	458
Provision for bad debts	647	665
(Gain) loss on sale of assets	(3,876)	8
Deferred income taxes	10,839	6,283
Stock-based compensation expense	5,333	4,195
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,540	6,434
Prepaid expenses and other current assets	(2,348)	(1,340)
Accounts payable, accrued liabilities and other obligations	(6,532)	(5,170)

Net cash provided by operating activities	24,837	26,591

Cash flows from investing activities:
Capital expenditures	(2,051)	(2,162)
Cash paid to acquire stations	—	(9,012)
Proceeds from sale of assets	7,445	1
Other assets, net	(3,784)	(1,222)

Net cash provided by (used in) investing activities	1,610	(12,395)

Cash flows from financing activities:
Proceeds from senior debt	36,000	75,000
Principal payments on senior debt	(25,000)	(12,500)
Purchase of shares held in treasury	(17,527)	(58,219)
Dividends paid to holders of common stock	(20,362)	(20,903)
Principal payments on other long-term obligations	(24)	(107)
Repayment of shareholder notes	29	29

Net cash used in financing activities	(26,884)	(16,700)

Net decrease in cash and cash equivalents	(437)	(2,504)
Cash and cash equivalents, beginning of period	3,747	4,220

Cash and cash equivalents, end of period	$3,310	$1,716

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Supplemental schedule of cash flow information

Cash Payments:
Interest	$9,461	$7,353
Income taxes	437	219
Barter Transactions:
Equipment purchases through barter	32	23
Barter Revenue—included in net broadcasting revenue	2,089	2,009
Barter Expenses—included in cost of revenues	2,061	1,940
Other Non-Cash Transactions:
Accrual of capital expenditures	593	—
Accrual of other assets	632	—
Accrual of treasury stock repurchases	689	14,052
Dividends declared but not paid	—	19,983
Accrual of dividend gross-up obligation	269	—
Issuance of treasury shares for 401(k) plan employer match	650	—
FIN 48 liability	4,906	—

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

1. BASIS OF PRESENTATION

Description of the Company

In January 2001, Citadel Broadcasting Corporation, formed by affiliates of Forstmann Little & Co. (“FL&Co.”), entered into an agreement with Citadel Communications Corporation (“Citadel Communications”) to acquire substantially all of the outstanding common stock of Citadel Communications (the “2001 Acquisition”) in a leveraged buyout transaction. Citadel Broadcasting Company, a wholly-owned subsidiary of Citadel Communications, is referred to as “Citadel Broadcasting,” and in July 2004, Citadel Communications was liquidated into Citadel Broadcasting Corporation (the “Company”).

In connection with the ABC Radio Merger Agreement, Alphabet Acquisition Corp. was incorporated in Delaware on January 24, 2006 and is a wholly-owned subsidiary of Citadel Broadcasting Corporation.

On February 6, 2006, the Company and Alphabet Acquisition Corp., a wholly-owned subsidiary, entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”) and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Merger”). The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. In these notes to the consolidated condensed financial statements, the Company refers to the Agreement and Plan of Merger, as amended, as the “ABC Radio Merger Agreement.” Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, the Company will combine its business with ABC Radio, which includes 22 radio stations and the ABC Radio Network. The combination is structured as a reverse Morris Trust transaction. Prior to the Merger, TWDC will distribute ownership of ABC Radio to TWDC shareholders in a spin-off transaction. As of November 19, 2006, the transaction was expected to be valued at approximately $2.6 billion, which was comprised of $1.5 billion in Company common stock to be received by TWDC shareholders and cash to be retained by TWDC. The cash amount represents the proceeds of debt to be incurred by ABC Radio prior to the spin-off from TWDC, which debt is expected to be refinanced by the Company at or following the closing. The amount of the cash to be retained by TWDC is expected to be between $1.1 billion and $1.35 billion depending on the market price of the Company’s common stock over a measurement period ending prior to closing. Immediately after closing of the merger transactions and subject to adjustments described in the ABC Radio Merger Agreement, the holders of TWDC common stock are expected to own approximately 57% of the common stock of the combined company. This percentage is calculated based on the number of shares of the Company’s common stock currently deemed outstanding for this purpose. The number of shares is determined on a partially diluted basis, as agreed to in the ABC Radio Merger Agreement, and includes some shares of the Company’s stock that are issuable upon the exercise or conversion of other securities, but excludes any shares of the Company’s common stock issuable upon conversion of the Company’s convertible subordinated notes. Final determination of such amounts will be based on the number of shares of the Company’s common stock deemed for such purposes to be outstanding on the closing date of the Merger and the market price of the Company’s stock during a measurement period ending prior to closing. The Merger and the issuance of the Company’s common stock in the Merger have been approved by written consent of holders of record of a majority of the Company’s common stock.

Pursuant to the ABC Radio Merger Agreement, the Company is expected to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The amount of the distribution will be determined based on the market price of the Company’s common stock over a measurement period ending prior to closing and the number of shares of the Company’s common stock deemed to be outstanding for such purposes.

For illustrative purposes, assuming the Company’s shares deemed outstanding for purposes of measuring the Merger consideration as of the closing remains unchanged from the shares deemed outstanding as of May 7, 2007 and TWDC has made its election to exclude from this determination the shares of Company common stock issuable upon conversion of the Company’s convertible subordinated notes and further assuming the average closing price of the Company’s common stock during the measurement period prior to the Merger closing equals $9.05, which was the closing price of the Company’s common stock on the New York Stock Exchange on the above date, then the proceeds of debt to be incurred by ABC Radio prior to the spin-off would be $1.35 billion. Under these same assumptions, the special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of a record date to be set prior to the closing of the Merger would be $2.46 per share.

The Company has received a commitment from several lenders, which commitment is subject to customary closing conditions, to provide debt financing to the Company in connection with the payment of the special distribution, the refinancing of Citadel Broadcasting Company’s Senior Credit Facility, the refinancing of ABC Radio’s debt and the completion of the Merger.

Consummation of the Merger is subject to customary closing conditions, including the absence of certain legal impediments to the consummation of the Merger, the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the effectiveness of certain filings with the Securities and Exchange Commission (“SEC”), the receipt of consent to, or rulings on, the transactions from the Federal Communications Commission (“FCC”) and the Internal Revenue Service (“IRS”), and the receipt of certain legal opinions on tax matters. On March 22, 2007, the FCC adopted an Order granting the transfers of control of the ABC radio stations and renewal applications, which Order became effective on April 4, 2007. In granting its approval of the Merger, the FCC has required the Company to divest up to eleven stations in seven markets and place the stations in trust immediately upon closing. The Company does not believe these divestitures will be material to its ongoing business. On April 17, 2006, Citadel and ABC Radio Holdings, Inc. received from the Federal Trade Commission (“FTC”)

notice of early termination of the waiting period under the Hart-Scott-Rodino Act. On May 4, 2007, the IRS issued to TWDC the necessary ruling for the Merger to be completed as a reverse Morris Trust transaction. The parties expect that ABC Radio Holdings, Inc. shall also receive a ruling from the IRS that is substantially similar in all material respects to the ruling provided to TWDC; however, the ruling to ABC Radio Holdings, Inc. has not been issued yet by the IRS.

On December 21, 2006, the Company filed a Registration Statement on Form S-4 with the SEC, as amended February 14, April 5, April 26, May 7, and May 8, 2007, containing a preliminary information statement/prospectus regarding the proposed business combination with the ABC Radio business. The Registration Statement was declared effective by the SEC on May 8, 2007 and mailing of the information statement/prospectus commenced on May 9, 2007. The proposed closing of the Merger, assuming all closing conditions are satisfied or waived, would occur in June 2007.

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

Description of the Business

Citadel Broadcasting Corporation was incorporated in Delaware and owns all of the issued and outstanding common stock of Citadel Broadcasting. Citadel Broadcasting owns and operates radio stations and holds FCC licenses in 24 states. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

Principles of Consolidation and Presentation

The accompanying unaudited consolidated condensed financial statements of the Company include Citadel Broadcasting Corporation, Citadel Broadcasting, and Alphabet Acquisition Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform them to the current year presentation. The provision for bad debts has been presented separately from the change in accounts receivable in the accompanying unaudited consolidated condensed statements of cash flows.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when determining the value of certain fully vested stock units and when employing the Black-Scholes valuation model to estimate the fair value of stock options and the fair value of the derivative financial instrument. Actual results could differ significantly from those estimates.

Allowance for Estimated Uncollectible Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net, on the accompanying consolidated condensed balance sheets consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Trade receivables	$68,543	$80,309
Allowance for estimated uncollectible accounts	(2,915)	(2,457)

Accounts receivable, net	$65,628	$77,852

Derivative Instruments and Hedging Activities

The Company has valued its obligation to settle dividends in cash upon the conversion of its convertible subordinated notes, if any, in accordance with Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company measures the estimated fair value of the derivative financial instrument as of each reporting date, and any increase or decrease in fair value of the derivative liability is recognized immediately in earnings. For the three months ended March 31, 2007, the Company recognized a decrease in the estimated fair value of the financial derivative instrument liability in the amount of $0.9 million, which is included in interest expense, net, and the estimated fair value of the derivative liability as of March 31, 2007 is $1.6 million, which is included in other long-term liabilities.

Debt Issuance Costs and Debt Discount

The costs related to the issuance of debt are capitalized as other assets and amortized to interest expense using the effective interest rate method over the term of the related debt. For the three months ended March 31, 2007 and 2006 the amortization of debt issuance costs was $0.5 million. The discount recorded as a reduction to the convertible subordinated notes is amortized to interest expense over the term of the notes. For the three months ended March 31, 2007, the amortization of the discount was $0.1 million.

Adoption of New Accounting Standards

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition of income tax positions, tax positions in interim periods, and income tax disclosures. See Note 2 for additional information.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurement. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to measure certain financial assets and liabilities at fair value and for entities which elect the fair value option, unrealized gains and losses will be reported in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis. The provisions of SFAS No. 159 are effective for the Company as of January 1, 2008. The application of SFAS No. 159 requires prospective application, and the difference between the carrying amount and fair value is to be included in a cumulative effect adjustment to the opening balance of retained earnings. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its consolidated financial condition and results of operations.

2. INCOME TAXES

The effective tax rate of approximately 62.6% for the three months ended March 31, 2007 differs from the federal tax rate of 35% as the result of a $2.9 million non-cash write-down of the Company’s deferred tax asset (as further described below), certain non-deductible compensation costs, state taxes and other non-deductible expenses. In the first quarter of 2007, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, certain restrictions lapsed with respect to restricted stock units. As a result, in the first quarter of 2007, the Company recognized a $2.9 million non-cash write-down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards.

State taxes and non-deductible expenses caused the effective tax rate of approximately 42.7% for the three months ended March 31, 2006 to differ from the federal rate of 35%.

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing an additional estimated reduction in its deferred tax assets of approximately $4.9 million, of which approximately $2.9 million was recorded as an adjustment to the opening balance of accumulated deficit as of January 1, 2007 and approximately $2.0 million was recorded as an increase to goodwill related to uncertain tax positions from a prior acquisition. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions is approximately $9.2 million. Approximately $0.3 million of the uncertain tax positions is included in other long-term liabilities in the consolidated condensed balance sheets as of March 31, 2007, and approximately $8.9 million is reported as a deferred tax liability reducing the Company’s deferred tax asset for its net operating loss. If the Company’s positions are sustained by the taxing authorities in favor of the Company and it is more likely than not that the Company will realize the tax benefits, then approximately $5.2 million would be recognized as a reduction of goodwill, and approximately $4.0 million would reduce the Company’s effective tax rate. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through January 1, 2008.

The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense. As of January 1, 2007, the Company’s accrued interest related to uncertain tax positions is immaterial as a result of the Company’s net operating loss carryforward position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has a number of federal and state income tax years still open for examination as a result of the net operating loss carryforwards. Accordingly, the Company is subject to examination for both U.S. federal and certain state tax return purposes for the years 1993 to present.

In the event that the Company completes the Merger described in Note 1, certain restrictions pursuant to Internal Revenue Code Section 382 may limit the combined company’s ability to subsequently utilize these tax attributes following the Merger. Upon completion of the Merger, the Company will evaluate the deferred tax asset based on the operations of the combined company and determine whether a change in the valuation allowance will be required to reduce the deferred tax asset to the amount that is more likely than not to be realized.

The Company’s state tax rate could also increase subsequent to the closing of the Merger as a result of a change in the jurisdictions in which the combined company will conduct its business. As of the closing date of the Merger, the Company will evaluate whether to recognize immediately in earnings the change, if any, in the state deferred tax rate expected to be applied to its existing net taxable temporary differences.

3. INTANGIBLE ASSETS

Indefinite-Lived Intangibles and Goodwill

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

The Company determines the fair value of the FCC licenses for each of its reporting units by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are FCC licenses. The fair value of FCC licenses for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values.

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

SFAS No. 142 also requires the Company to test goodwill on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet. The Company performs its annual impairment test as of October 1 in the fourth quarter of each year by (1) determining the reporting unit; and (2) comparing the fair value of each reporting unit with the amount reflected in the balance sheet. If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations, to the amount reflected in the balance sheet.

To determine the fair value, the Company uses an income and/or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. If actual market conditions are less favorable than those projected by the industry or the Company, including the expected economic recovery in the New Orleans market from the affects of Hurricane Katrina, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses or goodwill below the amounts reflected in the balance sheet, which as of March 31, 2007 includes approximately $54.6 million related to these intangible assets in the New Orleans market, the Company may be required to recognize impairment charges in future periods, which could have a material impact on its financial condition or results of operations.

The Company’s reporting unit is the radio market, and the Company compares the carrying amount of the FCC licenses and goodwill in each market to the estimated fair value of that market’s FCC licenses and goodwill, respectively.

The changes in the carrying amounts of FCC licenses and goodwill for the period ended March 31, 2007 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, January 1, 2007	$1,327,305	$637,742
Station purchase price adjustment	—	2,005

Balance March 31, 2007	$1,327,305	$639,747

As discussed in Note 2, the Company adjusted the estimated value of its uncertain tax positions, and as a result, approximately $2.0 million was recorded as an increase in goodwill.

Definite-Lived Intangible Assets

Definite-lived intangible assets are included within other assets, net, in the accompanying consolidated condensed balance sheets, and the balance as of March 31, 2007 and December 31, 2006 was $2.0 million and $2.2 million, respectively. The amount of amortization expense for definite-lived intangible assets was $0.1 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. The Company estimates the following amount of amortization expense over the next five years related to definite-lived intangible assets: approximately $0.4 million in 2007 (including approximately $0.3 million in the remainder of 2007), $0.3 million in 2008 and approximately $0.2 million in each of the three following years.

4. ACQUISITIONS AND DISPOSITIONS

Pending Acquisitions and Dispositions

As discussed in Note 1, the Company has entered into the ABC Radio Merger Agreement, pursuant to which the Company expects to combine its business with the business of ABC Radio, which includes 22 radio stations and the ABC Radio Network. The FCC has determined that the Merger results in a substantial change in control (as defined under the FCC’s rules and policies), and as a result, the Company will be required to divest 11 stations that exceed the applicable ownership limits and place the stations in trust immediately upon closing of the Merger. The 11 stations that must be divested are as follows: WCLZ(FM) and WCYI(FM), Portland, ME; KNEK-FM, Lafayette, LA; WYLZ(FM), Saginaw/Bay City, MI; WMGL(FM), Charleston, SC; KVLO(FM), KPZK-FM and KARN-FM, Little Rock, AR; KBZU(FM), Albuquerque, NM; and WWLS-FM and KINB(FM), Oklahoma City, OK.

The Company has entered into an agreement for the sale of its two stations in the Ithaca, NY market for approximately $4.0 million.

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

6. SENIOR DEBT

In August 2004, Citadel Broadcasting entered into a senior credit agreement that provides for $600.0 million in revolving loans through January 15, 2010 (“Senior Credit Facility”). Citadel Broadcasting is the primary borrower under its Senior Credit Facility. The Company has guaranteed the performance of Citadel Broadcasting thereunder. The Company has also pledged to its lenders all of the equity interests in and intercompany notes issued by Citadel Broadcasting.

Below is a table that sets forth the rates and the amounts borrowed under Citadel Broadcasting’s Senior Credit Facility as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Revolving Loan	$412,000	6.07 to 6.11%	$401,000	6.10 to 6.12%

The amount available under Citadel Broadcasting’s Senior Credit Facility at March 31, 2007 was $185.8 million in the form of revolving credit commitments. This considers approximately $2.2 million in letters of credit outstanding as of March 31, 2007. Citadel Broadcasting’s ability to borrow under its Senior Credit Facility is limited by its ability to comply with several financial covenants as well as a requirement that it make various representations and warranties at the time of borrowing.

At Citadel Broadcasting’s election, interest on any outstanding principal accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5%, in each case, plus a spread that ranges from 0.00% to 0.375%, depending on Citadel Broadcasting’s leverage ratio; or (b) the Eurodollar rate (grossed-up for reserve requirements), plus a spread that ranges from 0.625% to 1.375%, depending on Citadel Broadcasting’s leverage ratio.

Citadel Broadcasting’s Senior Credit Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments or loans, enter into derivative contracts, or change the nature of its business. Citadel Broadcasting’s Senior Credit Facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. The covenant restricting the payment of dividends by Citadel Broadcasting, which is subject to a number of specific exceptions, as well as the covenants restricting transactions with affiliates and investments, generally limit the ability of Citadel Broadcasting to transfer funds to the Company. As of March 31, 2007, Citadel Broadcasting’s net assets would be restricted pursuant to its Senior Credit Facility; such restriction approximates the Company’s consolidated equity. As of March 31, 2007, these restrictions would not limit Citadel Broadcasting’s ability to borrow under its Senior Credit Facility to make distributions from such borrowings to the Company to meet its liquidity needs. At March 31, 2007, Citadel Broadcasting was in compliance with all covenants under its Senior Credit Facility.

The Company has received a commitment from several lenders, which commitment is subject to customary closing conditions, to provide debt financing to the Company in connection with its payment of the special distribution, the refinancing of Citadel Broadcasting’s Senior Credit Facility, the refinancing of ABC Radio’s debt and the completion of the Merger.

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

See discussion below in Note 7, Subordinated Debt and Convertible Subordinated Notes.

7. SUBORDINATED DEBT AND CONVERTIBLE SUBORDINATED NOTES

On February 18, 2004, the Company sold 9,630,000 shares of common stock at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discounts of approximately $6.6 million. The convertible subordinated notes are due February of 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion price was adjusted to $25.16 per share of the Company’s common stock, effective immediately after November 30, 2005, as a result of the declared dividend to shareholders of record of the Company’s common stock on November 30, 2005 in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to any subsequent dividends declared, since, in lieu of such adjustment, holders of the convertible subordinated notes will be entitled to the dividend amount upon conversion.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This derivative financial instrument is initially measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the conversion option using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) 5% as the risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term, which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial condition and results of operations. The derivative liability estimated fair value of $1.6 million is classified as non-current liability based on the expected maturity date of the convertible subordinated notes.

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

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of approximately $102.0 million of the principal amount of the Company’s convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and from other agreements relating to the ABC Radio transaction. Specifically, the letter alleges that certain transactions and agreements contemplated by the ABC Radio Merger Agreement will or do constitute a fundamental change under the indenture.

On April 24, 2006, the Company received a second letter from the same attorney in which he claimed to represent holders of more than $109.0 million of the principal amount of the Company’s convertible subordinated notes and which letter claimed that the Company failed to cure the alleged defaults during the more than 60 days that elapsed since the Company’s receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the convertible subordinated notes, and the accrued and unpaid interest, due and payable immediately.

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

On July 17, 2006, the Company filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York seeking a judgment declaring that the ABC Radio Merger Agreement and the other agreements relating to the ABC Radio transaction do not constitute a fundamental change for purposes of the indenture. On January 5, 2007, Wilmington Trust Company filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the Court granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. The Company filed an amended complaint on March 8, 2007 against the trustee as the defendant in the action. Wilmington Trust Company served counter-claims against the Company on March 15, 2007. Discovery is ongoing.

See additional discussion at Note 11.

8. SHAREHOLDERS’ EQUITY

Stock Repurchase Plan

On June 29, 2004 and November 3, 2004 the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of March 31, 2007, the Company had repurchased approximately 25.9 million shares of common stock for an aggregate amount of approximately $335.0 million under these repurchase programs. In addition, the Company has acquired approximately 0.9 million shares of common stock for approximately $8.6 million during the first quarter of 2007 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. As of March 31, 2007, net of shares held in treasury, the Company had 112,383,856 shares of common stock outstanding.

Dividends

Beginning in the fourth quarter of 2005, the Company’s board of directors declared a quarterly dividend to holders of common stock of the Company. The 2007 first quarterly dividend of $0.18 per share of common stock of the Company was declared to shareholders of record as of February 12, 2007. The following table sets forth the cash dividends declared and paid in 2007 and 2006.

Record Date	Payment Date	Dividend Per Share
November 30, 2005	January 18, 2006	$0.18
March 30, 2006	April 18, 2006	0.18
June 30, 2006	July 18, 2006	0.18
October 5, 2006	October 20, 2006	0.18
February 12, 2007	February 27, 2007	0.18

Dividends paid during the three months ended March 31, 2007 and the year ended December 31, 2006 totaled $20.4 million and $82.7 million, respectively.

9. STOCK-BASED COMPENSATION

Adoption of SFAS No. 123R

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. SFAS No. 123R also requires companies when recording compensation cost for equity awards to estimate at the date of grant the number of equity awards granted that are expected to be forfeited and to subsequently adjust the estimated forfeitures to reflect actual forfeitures.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in shareholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool when the restrictions lapse or stock options are exercised or expire. As of March 31, 2007, the underlying fair value of equity awards since the date of grant has declined in value and the Company currently does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

Total stock-based compensation expense recognized under SFAS No. 123R was $5.3 million on a pre-tax basis, or $(0.06) net of tax, per basic share for the three months ended March 31, 2007. The associated tax expense for the three months ended March 31, 2007 was $1.8 million, which includes a $2.9 million non-cash write-down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Included in stock-based compensation expense for the 2007 quarter is approximately $0.5 million related to dividends paid on nonvested shares of common stock that the Company estimates will not ultimately vest. Total stock-based compensation expense for the three months ended March 31, 2006 was $4.2 million on a pre-tax basis, with an associated tax benefit of $1.7 million, or $(0.02), net of tax, per basic share.

Long-Term Incentive Plans

Stock options are generally granted with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment or service as a director or independent contractor. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2007: risk-free interest rate of approximately 5%; dividend yield of approximately 7%; expected life of approximately six years; and volatility of approximately 27%. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2006: risk-free interest rate of approximately 4%; dividend yield of zero; expected life of approximately six years; and volatility of approximately 29%.

Effective September 20, 2005, the Company, pursuant to the Plan, granted to a senior executive officer of the Company 1,250,000 nonvested shares of common stock of the Company that initially vested in one-third installments annually, beginning on September 20, 2006. On March 16, 2006, the compensation committee of the Company’s board of directors approved the modification of these 1,250,000 shares of nonvested stock to subject them to additional criteria based on the Company’s attainment of certain revenue-related performance objectives and to extend the applicable vesting dates. Stockholder approval was obtained at the annual meeting of stockholders of the Company on May 24, 2006. The nonvested shares outstanding as of March 31, 2007 are expected to vest in two equal portions on October 1, 2007 and 2008, and the related remaining unrecognized compensation is expected to be recognized as expense as the performance objectives are achieved over the longer of the requisite service period or performance period of the award, which is expected to be one to two years.

On March 16, 2006, the compensation committee also granted to certain of the Company’s senior executive officers 1,281,994 nonvested performance-vesting shares, which are also subject to the Company’s attainment of certain revenue-related performance objectives and the continued employment of the individuals through the remaining vesting date of March 16, 2008. The related unrecognized compensation at March 31, 2007 will be recognized when it is probable that the performance objectives are achieved over the longer of the requisite service period or performance period of the award, which is expected to be approximately one year.

Compensation cost has been recognized for certain stock-based awards that vest upon satisfaction of service criteria and performance objectives since, based on an analysis of historical performance and preliminary results for the first three months of 2007, management of the Company believes that the required service will be rendered and the performance condition specified in certain of the nonvested performance-vesting share awards will be achieved. The Company suspended the recognition of stock-based compensation expense related to certain performance-vesting stock awards, including the awards granted on March 16, 2006, since the related performance objectives were not achieved for the first three months of 2007 and it was not probable that the performance objective would be achieved. If in a subsequent period, the Company determines that the applicable performance objectives are probable and expected to be achieved, approximately $1.5 million of additional expense would be recognized at that time related to the stock-based compensation expense that was not recognized relative to these nonvested share awards in the first quarter of 2007.

During 2006, the compensation committee approved the cancellation of the fully vested options to purchase 4,150,000 shares of common stock of the Company that had been granted to a senior executive officer of the Company in March 2002 at an exercise price of $3.50 per share and their replacement with 2,868,006 fully vested stock units with deferred distribution dates (the “Undelivered Shares”). The Company obtained stockholder approval at the annual meeting of stockholders held on May 24, 2006. The incremental pre-tax fair value of approximately $0.2 million, measured pursuant to SFAS No. 123R, attributed to this exchange of awards was determined based on the market price of the underlying stock at the date of grant and was recognized as compensation cost immediately on the date of modification.

In December 2006, the compensation committee approved a payment to a senior executive officer of the Company for the tax differential between ordinary income and dividend income tax rates during the years ended December 31, 2006, 2007 and 2008, in respect of dividends and distributions, if any, the senior executive officer receives in respect of any unvested portion of the performance-vesting shares granted as of March 16, 2006 and any Undelivered Shares that have not yet been distributed. At the Company’s discretion, such payments can be paid in cash or additional shares of common stock of the Company. The amount of such payment for 2006 was $0.8 million and was paid in shares of common stock of the Company during the first quarter of 2007. The 2007 and 2008 payments are to be calculated as the product of 0.3738 and the aggregate amount of any such dividends and distributions received in respect of any of the remaining unvested portion of the 565,997 performance-vesting shares granted as of March 16, 2006 and any Undelivered Shares that have not yet been distributed. The calculated payment amount for the first three months of 2007 is approximately $0.3 million and as of March 31, 2007, the Company expects that the 2007 payment will be made through the issuance of shares of common stock of the Company.

As of March 31, 2007, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the Plan was approximately 2.5 million, not including shares underlying outstanding grants. As of March 31, 2007, unrecognized pre-tax compensation cost related to the nonvested portion of the grant of 1,250,000 performance-vesting shares was approximately $5.9 million and is expected to vest over approximately 1.5 years. The unrecognized pre-tax compensation cost related to the remaining performance-vesting nonvested shares was approximately $8.4 million as of March 31, 2007, and will be expensed, if it is probable that the performance objectives are expected to be achieved, over a weighted average period of approximately 1.3 years. Unrecognized pre-tax compensation cost related to nonvested time-vesting arrangements and nonvested stock options of the Company as of March 31, 2007 was $6.4 million and $2.1 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years and 1.4 years, respectively.

The following table summarizes stock option activity for the Company for the three months ended March 31, 2007:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding at January 1, 2007	4,379	$15.86
Granted	10	$10.07
Exercised	—	$—
Forfeited	(58)	$15.77
Cancelled or Modified	(77)	$16.75

Outstanding at March 31, 2007	4,254	$15.83	6.8	$1

Vested or expected to vest at March 31, 2007	4,158	$15.86	7.0	$1
Exercisable at March 31, 2007	2,940	$16.41	6.4	$—

The weighted average grant-date fair value of options granted during the period ended March 31, 2007 was $1.38. No options were granted during the same period in 2006 or exercised during the quarters ended March 31, 2007 or 2006.

Activity related to shares of nonvested stock is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Unvested awards at January 1, 2007	2,906	$11.96
Granted	593	$9.75
Awards vested	(1,057)	$12.11
Forfeited	(8)	$9.39

Unvested awards at March 31, 2007	2,434	$11.37

The total fair value of awards of nonvested shares of common stock that vested during the first quarter of 2007 was $12.8 million.

10. NET INCOME PER SHARE

Net income per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net income per share. Basic net income per share excludes dilution is computed for both quarters presented by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. During the three months ended March 31, 2007 and 2006, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), (2) the effect of nonvested shares of common stock outstanding, and (3) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense, net of tax incurred, on the convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006:

	March 31,
	2007	2006
	(In thousands, except per share data)
NUMERATOR:
Income available to common shareholders	$6,762	$9,525
Effect of dilutive securities:
Convertible subordinated notes	939	936

Numerator for net income per common share—diluted	$7,701	$10,461

DENOMINATOR:
Weighted average common shares	110,489	111,595
Effect of dilutive securities:
Options	5	2,457
Nonvested shares	749	194
Convertible subordinated notes	13,116	13,116

Denominator for net income per common share—diluted	124,359	127,362

Net income per common share:
Basic	$0.06	$0.09

Diluted	$0.06	$0.08

Options to purchase approximately 4.2 million and 4.5 million shares of common stock for the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

11. COMMITMENTS AND CONTINGENCIES

As described in Note 1, the Company has entered into an Agreement and Plan of Merger with TWDC and ABC Radio, a subsidiary of TWDC. Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, the Company will combine its business with the business of ABC Radio, which includes 22 radio stations and the ABC Radio Network. Prior to the Merger, TWDC will distribute ownership of ABC Radio to TWDC shareholders in a spin-off transaction. As of November 19, 2006, the transaction was expected to be valued at approximately $2.6 billion, which was comprised of approximately $1.5 billion in Company common stock to be received by TWDC shareholders and cash to be retained by TWDC. The cash amount represents the proceeds of debt to be incurred by ABC Radio prior to the spin-off from TWDC, which debt is expected to be refinanced by the Company at or following the closing. The amount of the cash to be retained by TWDC is expected to be between $1.1 billion and $1.35 billion depending on the market price of the Company’s common stock over a measurement period ending prior to closing.

Pursuant to the ABC Radio Merger Agreement, the Company is expected to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The amount of the distribution will be determined based on the market price of the Company’s common stock over a measurement period ending prior to closing and the number of shares of the Company’s common stock deemed to be outstanding for such purposes.

For illustrative purposes, assuming the Company’s shares deemed outstanding for purposes of measuring the Merger consideration as of the closing remains unchanged from the shares deemed outstanding as of May 7, 2007 and TWDC has made its election to exclude from this determination the shares of Company common stock issuable upon conversion of the Company’s convertible subordinated notes and further assuming the average closing price of the Company’s common stock during the measurement period prior to the Merger closing equals $9.05 which was the closing price of the Company’s common stock on the New York Stock Exchange on the above date, then the proceeds of debt to be incurred by ABC Radio prior to the spin-off would be $1.35 billion. Under these same assumptions, the special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of a record date to be set prior to the closing of the Merger would be $2.46 per share.

The Company could also incur significant costs and expenses in connection with the integration of the ABC Radio business.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths at a Rhode Island nightclub. The complaint contains multiple causes of action, only a small number of which are brought against the Company, which assert claims, based on theories of joint venture liability and negligence. The Company’s involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. On October 3, 2003, the action was transferred to the United States District Court, District of Rhode Island, where it subsequently was consolidated with suits on behalf of some 240 other concertgoers (in which the Company was not sued) for the purposes of pre-trial discovery and motion practice. On January 27, 2005, the Company filed an answer to the complaint, substantially denying plaintiffs’ allegations against the Company. On February 18, 2005, an identical suit was filed on behalf of one additional concertgoer. On January 5 and 31, 2006, substantially identical suits were filed on behalf of two additional concertgoers. The Company believes that plaintiffs’ claims against the Company are without merit and intends to defend these claims vigorously. Several defendants in the various actions filed motions to dismiss on a variety of legal grounds, some of which were granted. The Court’s Scheduling Order only recently allowed defendants to file motions for summary judgment, and the Company has filed its motion for summary judgment on some of the same grounds. The Company does not believe that the outcome of the litigation regarding the Rhode Island night club matters will have a material adverse impact on its financial condition, results of operations or cash flows.

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

The FCC has announced increased enforcement activity in the area of sponsorship identification, and on April 19, 2006, the Company received a letter of inquiry and request for information from the FCC. The FCC issued a Consent Decree resolving the matter on April 13, 2007, which includes a voluntary contribution by the Company to the U.S. Treasury of $2.0 million within thirty days of the FCC’s order becoming a Final Order. In the year ended December 31, 2006, the Company recognized a liability for the potential cost associated with this matter.

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of approximately $102.0 million of the principal amount of the Company’s convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and from other agreements relating to the ABC Radio transaction. Specifically, the letter alleges that certain transactions and agreements contemplated by the ABC Radio Merger Agreement will or do constitute a fundamental change under the indenture. On April 24, 2006, the Company received a second letter from the same attorney in which he claimed to represent holders of more than $109.0 million of the principal amount of the Company’s convertible subordinated notes and which letter claimed that the Company failed to cure the alleged defaults during the more than 60 days that elapsed since the Company’s receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the convertible subordinated notes, and the accrued and unpaid interest, due and payable immediately. The Company continues to believe that none of the transactions or agreements contemplated by the ABC Radio Merger Agreement nor the other agreements relating to the ABC Radio transaction will or do constitute a fundamental change under the indenture. Therefore, the Company does not believe that any event of default, as defined in the indenture, has occurred or is continuing and does not believe that any holders have a right to declare obligations under the convertible subordinated notes due and payable.

On July 17, 2006, the Company filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York seeking a judgment declaring that the ABC Radio Merger Agreement and the other agreements relating to the ABC Radio transaction do not constitute a fundamental change for purposes of the indenture. On January 5, 2007, Wilmington Trust Company, the trustee under the indenture, filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the Court granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. The Company filed an amended complaint on March 8, 2007 against the trustee as the sole defendant in the action. Wilmington Trust Company served counter-claims against the Company on March 15, 2007. Discovery in this action is ongoing.

If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest at the statutory rate of 9% as of April 24, 2006 on all convertible subordinated notes to be due and payable, and there could be an event of default under Citadel Broadcasting Company’s Senior Credit Facility. If the convertible subordinated notes or Citadel Broadcasting Company’s Senior Credit Facility were to become due and payable, the Company would seek additional funding in the credit or capital markets, and there can be no assurance that the Company will be able to obtain financing on terms acceptable to the Company.

The Company is involved in certain other claims and lawsuits arising in the ordinary course of its business. The Company believes that such litigation and claims will be resolved without a material adverse impact on its results of operations, cash flows or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Citadel Broadcasting Corporation and its subsidiaries (collectively, the “Company”), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “will,” and similar expressions, whether in the negative or the affirmative. All statements other than the statements of historical fact are “forward-looking” statements for the purpose of federal and state securities laws, including, without limitation, any projections on pro forma statements of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the proposed business combination with ABC Radio; any statements regarding future economic conditions or performance; any statements of belief; and any assumptions underlying any of the foregoing. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the U.S.; fluctuations in interest rates; changes in market conditions that could impair the Company’s goodwill or intangible assets; changes in industry conditions; changes in governmental regulations; changes in policies or actions or in regulatory bodies; changes in uncertain tax positions and tax rates; changes in dividend policy; changes in capital expenditure requirements; the risk that the proposed business combination with ABC Radio may be delayed or not close or may be less favorable for the Company than originally expected; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

All forward-looking statements in this report are qualified by these cautionary statements. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

Additional Information about the Transaction with ABC Radio and Where to Find It

On December 21, 2006, the Company filed a Registration Statement on Form S-4 with the SEC, as amended on February 14, April 5, April 26, May 7, and May 8, 2007, containing a preliminary information statement/prospectus regarding the proposed business combination with the ABC Radio business. The Registration Statement was declared effective by the SEC on May 8, 2007, and mailing of the information statement/prospectus commenced on May 9, 2007. The proposed closing of the Merger, assuming all closing conditions are satisfied or waived, would occur in June 2007. Investors are urged to read the information statement/prospectus and any other relevant materials filed by the Company or TWDC with the SEC when they become available because they contain, or will contain, important information, including information about the Company, the ABC Radio business and the proposed combination. The information statement/prospectus and other documents which are filed by Citadel and TWDC with the SEC are available free of charge at the SEC’s website, www.sec.gov, or by directing a written request to Citadel Broadcasting Corporation, City Center West, Suite 400, 7201 West Lake Mead Blvd., Las Vegas, Nevada 89128, Attention: Investor Relations.

Overview

Citadel is the sixth largest radio broadcasting company in the United States based on net broadcasting revenue. As of April 30, 2007, the Company owned and operated 165 FM and 58 AM radio stations in 46 markets located in 24 states across the country. The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market.

In connection with the ABC Radio Merger Agreement, Alphabet Acquisition Corp. was incorporated in Delaware on January 24, 2006 and is a wholly-owned subsidiary of Citadel Broadcasting Corporation.

On February 6, 2006, the Company and Alphabet Acquisition Corp., a wholly-owned subsidiary, entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”) and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Merger”). The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. In these notes to the consolidated condensed financial statements, the Company refers to the Agreement and Plan of Merger, as amended, as the “ABC Radio Merger Agreement.” Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, the Company will combine its business with ABC Radio, which includes 22 radio stations and the ABC Radio Network. The combination is structured as a reverse Morris Trust transaction. Prior to the Merger, TWDC will distribute ownership of ABC Radio to TWDC shareholders in a spin-off transaction. As of November 19, 2006, the transaction was expected to be valued at approximately $2.6 billion, which was comprised of $1.5 billion in Company common stock to be received by TWDC shareholders and cash to be retained by TWDC. The cash amount represents the proceeds of debt to be incurred by ABC Radio prior to the spin-off from TWDC, which debt is expected to be refinanced by the Company at or following the closing. The amount of the cash to be retained by TWDC is expected to be between $1.1 billion and $1.35 billion depending on the market price of the Company’s common stock over a measurement period ending prior to closing. Immediately after closing of the Merger transactions and subject to adjustments described in the ABC Radio Merger Agreement, the holders of TWDC common stock are expected to own approximately 57% of the common stock of the combined company. This percentage is calculated based on the number of shares of the Company’s common stock currently deemed outstanding for this purpose. The number of shares is determined on a partially diluted basis, as agreed to in the ABC Radio Merger Agreement, and includes some shares of the Company’s stock that are issuable upon the exercise or conversion of other securities, but excludes any shares of the Company’s common stock issuable upon conversion of the Company’s convertible subordinated notes. Final determination of such amounts will be based on the number of shares of the Company’s common stock deemed for such purposes to be outstanding on the closing date of the Merger and the market price of the Company’s stock during a measurement period ending prior to closing. The Merger and the issuance of the Company’s common stock in the Merger have been approved by written consent of holders of record of a majority of the Company’s common stock.

Pursuant to the ABC Radio Merger Agreement, the Company is expected to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. The amount of the distribution will be determined based on the market price of the Company’s common stock over a measurement period ending prior to closing and the number of shares of the Company’s common stock deemed to be outstanding for such purposes.

For illustrative purposes, assuming the Company’s shares deemed outstanding for purposes of measuring the Merger consideration as of the closing remains unchanged from the shares deemed outstanding as of May 7, 2007 and TWDC has made its election to exclude from this determination the shares of Company common stock issuable upon conversion of the Company’s convertible subordinated notes and further assuming the average closing price of the Company’s common stock during the measurement period prior to the Merger closing equals $9.05, which was the closing price of the Company’s common stock on the New York Stock Exchange on the above date, then the proceeds of debt to be incurred by ABC Radio prior to the spin-off would be $1.35 billion. Under these same assumptions, the special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of a record date to be set prior to the closing of the Merger would be $2.46 per share.

The Company has received a commitment from several lenders, which commitment is subject to customary closing conditions, to provide debt financing to the Company in connection with the payment of the special distribution, the refinancing of Citadel Broadcasting Company’s Senior Credit Facility, the refinancing of ABC Radio’s debt and the completion of the Merger.

Consummation of the Merger is subject to customary closing conditions, including the absence of certain legal impediments to the consummation of the Merger, the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the effectiveness of certain filings with the SEC, the receipt of consent to, or rulings on, the transactions from the Federal Communications Commission (“FCC”) and the Internal Revenue Service (“IRS”), and the receipt of certain legal opinions on tax matters. On March 22, 2007, the FCC adopted an Order granting the transfers of control of the ABC radio stations and renewal applications, which Order became effective on April 4, 2007. In granting its approval of the Merger, the FCC has required the Company divest up to eleven stations in seven markets and place the stations in trust immediately upon closing. The Company does not believe these divestitures will be material to its ongoing business. On April 17, 2006, Citadel and ABC Radio Holdings, Inc. received from the Federal Trade Commission (“FTC”) notice of early termination of the waiting period under the Hart-Scott-Rodino Act. On May 4, 2007, the IRS issued to TWDC the necessary ruling for the Merger to be completed as a reverse Morris Trust transaction. The parties expect that ABC Radio Holdings, Inc. shall also receive a ruling from the IRS that is substantially similar in all material respects to the ruling provided to TWDC; however, the ruling to ABC Radio Holdings, Inc. has not been issued yet by the IRS.

On December 21, 2006, the Company filed a Registration Statement on Form S-4 with the SEC, as amended February 14, April 5, April 26, May 7, and May 8, 2007, containing a preliminary information statement/prospectus regarding the proposed business combination with the ABC Radio business. The Registration Statement was declared effective by the SEC on May 8, 2007 and mailing of the information statement/prospectus commenced on May 9, 2007. The proposed closing of the Merger, assuming all closing conditions being satisfied or waived, would occur in June 2007.

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

The fair value of FCC licenses for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a reporting unit basis are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a reporting unit basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given market, the carrying amount of FCC license in that market is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition or results of operations.

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

As more fully set forth in the Company’s “Critical Accounting Policies” in Item 7 in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, FCC licenses and goodwill represent a substantial portion of our total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the stations in our 46 markets. If actual market conditions are less favorable than those projected by the industry or us, including the expected economic recovery in our New Orleans market from the affects of Hurricane Katrina, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition or results of operations.

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

Additionally, as opportunities arise, we may, on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. This could have an immediate negative impact on a station’s ratings, and there are no guarantees that the modification or change to a station’s format will be beneficial at some future time. Our management is continually focused on these opportunities as well as the risks and uncertainties associated with any change to a station’s format. We believe that the diversification of formats at our stations helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format. We strive to develop strong listener loyalty as audience ratings in local markets are crucial to our stations’ financial success.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Broadcasting Revenue

	March 31, 2007	March 31, 2006	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$81.5	$81.6	$(0.1)	-0.1%
National	11.4	12.4	(1.0)	-8.1%

Net broadcasting revenue	$92.9	$94.0	$(1.1)	-1.2%

The decrease in net broadcasting revenue of approximately $1.1 million, or 1.2%, was primarily a result of lower revenues associated with format and signal changes in the Birmingham, AL and Oklahoma City, OK markets as well as lower revenue in the Providence, RI market, partially offset by increased revenues in the Knoxville, TN, Memphis, TN, and Salt Lake City, UT markets.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires the cost of all new grants of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date over the requisite service period.

For the three months ended March 31, 2007, total stock-based compensation expense was $5.3 million on a pre-tax basis, with an associated tax expense of $1.8 million, or $(0.06), net of tax, per basic share. The related tax expense in the 2007 quarter includes a $2.9 million non-cash write-down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Total stock-based compensation expense for the three months ended March 31, 2006 was $4.2 million on a pre-tax basis, with an associated tax benefit of $1.7 million, or $(0.02), net of tax, per basic share. As of March 31, 2007, unrecognized pre-tax compensation cost related to the nonvested portion of the grant of 1,250,000 performance-vesting shares was approximately $5.9 million and is expected to vest over approximately 1.5 years. The unrecognized pre-tax compensation cost related to the remaining performance-vesting nonvested shares was approximately $8.4 million as of March 31, 2007 and will be expensed, if it is probable that the performance objectives are expected to be achieved, over a weighted average period of approximately 1.3 years. Unrecognized pre-tax compensation cost related to nonvested time-vesting arrangements and nonvested stock options of the Company as of March 31, 2007 is $6.4 million and $2.1 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years and 1.4 years, respectively.

Total stock-based compensation expense recognized for the three months ended March 31, 2007 and 2006 is as follows:

	March 31, 2007	March 31, 2006	$ Change
	(Amounts in millions)
Stock-based compensation expense:
Cost of revenues	$0.1	$0.6	$(0.5)
Selling, general and administrative	0.2	0.7	(0.5)
Corporate general and administrative	5.0	2.9	2.1

Total stock-based compensation expense:	$5.3	$4.2	$1.1

Cost of Revenues

	March 31, 2007	March 31, 2006	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$28.4	$28.5	$(0.1)	-0.4%

Cost of revenues decreased by approximately $0.1 million for the three months ended March 31, 2007 as compared to the same period in 2006 as a result of a decrease of approximately $0.5 million in stock-based compensation expense offset in part by increased programming and technical costs.

Selling, General and Administrative

	March 31, 2007	March 31, 2006	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$29.5	$30.1	$(0.6)	-2.0%

Selling, general and administrative expenses for the three months ended March 31, 2007 decreased $0.6 million, or 2.0%, from the three months ended March 31, 2006, which was primarily associated with the $0.5 million decrease in stock-based compensation expense.

Corporate General and Administrative

	March 31, 2007	March 31, 2006	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$10.2	$6.1	$4.1	67.2%

Corporate general and administrative expenses increased $4.1 million, or 67.2%, to $10.2 million for the three months ended March 31, 2007 from $6.1 million for the three months ended March 31, 2006. The increase in the corporate general and administrative expense includes an increase of approximately $2.1 million in stock-based compensation, approximately $0.4 million in sponsorship identification investigation costs and ABC Radio Merger related costs, and primarily costs associated with higher staffing in anticipation of the Merger with ABC Radio.

The Company expects that the amounts of corporate general and administrative expenses in future periods will be higher when compared to prior year periods as a result of the expected increase in staffing in connection with the anticipated Merger with ABC Radio and payments to a senior executive officer of the Company for the tax differential between ordinary income and dividend income tax rates during the years ended December 31, 2007 and 2008, in respect of dividends and distributions, if any, the senior executive officer receives in respect of certain unvested equity awards, as well as potential additional grants of stock-based equity awards, if any.

Depreciation and Amortization

	March 31, 2007	March 31, 2006	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$2.7	$5.1	$(2.4)	-47.1%
Amortization	0.1	0.4	(0.3)	-75.0%

Total depreciation and amortization	$2.8	$5.5	$(2.7)	-49.1%

Depreciation and amortization expense of $2.8 million in the three months ended March 31, 2007 decreased $2.7 million from $5.5 million for the three months ended March 31, 2006. This decrease is composed of reduction in depreciation expense related to the Company’s towers, transmitters and studio equipment that were recorded as part of the acquisition of the Company in June 2001, as these assets are now substantially fully depreciated. Depreciation and amortization expense, exclusive of any significant station acquisitions or dispositions, is expected to be between $11.0 million and $12.0 million for the year ending December 31, 2007 as a result of the substantially fully depreciated assets.

Operating Income

Operating income increased by $2.1 million, or 8.9%, to $25.6 million for the three months ended March 31, 2007 from $23.5 million for the three months ended March 31, 2006. The increase was driven by a $3.9 million gain on sale of certain assets and the decrease in depreciation and amortization of $2.7 million, offset by the increase in corporate general and administrative expenses of $4.1 million.

Interest Expense, Net

	March 31, 2007	March 31, 2006	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$7.5	$6.9	$0.6	8.7%

Net interest expense was $7.5 million for the three months ended March 31, 2007, an increase of $0.6 million, or 8.7%, as compared to $6.9 million for the three months ended March 31, 2006. The increase in net interest expense resulted from higher overall interest rates under Citadel Broadcasting Company’s Senior Credit Facility during the quarter ended March 31, 2007 as compared to the same period in 2006, as well as an increase in outstanding borrowings. The increase in outstanding borrowings was primarily the result of the repurchase of shares of outstanding common stock of the Company pursuant to its stock repurchase program since the first quarter of 2006. Higher overall interest rates are expected to cause interest expense incurred during 2007 to continue to be higher than comparable periods in the prior year.

As more fully described in Note 11 to the accompanying consolidated condensed financial statements, we have received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of our convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and other agreements relating to the ABC transaction. If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under Citadel Broadcasting Company’s Senior Credit Facility. In the event we were required to refinance our convertible subordinated notes, we would expect our interest expense to increase significantly.

Additionally, in the event the Company completes the Merger with ABC Radio described in the “Overview” section above, the Company expects to refinance Citadel Broadcasting Company’s Senior Credit Facility with the proceeds of the debt financing expected to be provided under the commitment described more fully in the “Liquidity and Capital Resources” section below, which will result in substantially higher interest expense in future periods as a result of the increase in indebtedness resulting from the Merger. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company may write off all or a portion of its existing deferred financing costs with a carrying value of approximately $2.2 million if Citadel Broadcasting Company’s Senior Credit Facility is refinanced.

Income Tax Expense

	March 31, 2007	March 31, 2006	$ Change
	(Amounts in millions)
Income tax expense	$11.3	$7.1	$4.2

The effective tax rate of approximately 62.6% for the three months ended March 31, 2007 differs from the federal tax rate of 35% as the result of a non-cash write-down of the Company’s deferred tax asset (as further described below), certain non-deductible compensation costs, state taxes and other non-deductible expenses. In the first quarter of 2007, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, certain restrictions lapsed with respect to restricted stock units. As a result, in the first quarter of 2007, the Company recognized a $2.9 million non-cash write-down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards.

State taxes and non-deductible expenses caused the effective tax rate of approximately 42.7% for the three months ended March 31, 2006 to differ from the federal rate of 35%.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised or expire. As of March 31, 2007, the underlying fair value of equity awards since the date of grant have declined in value and the Company does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire in future periods, the Company may be required to immediately recognize additional non-cash write downs of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the stock-based compensation cost previously recognized in the financial statements to the amount that is realized.

The Company has recognized a deferred tax asset for certain net operating loss carryforwards for federal and state income tax purposes. In the event that the Company completes the Merger described in the “Overview” section above, certain restrictions pursuant to Internal Revenue Code Section 382 may limit the combined company’s ability to subsequently utilize these tax attributes following the merger. Upon completion of the Merger, the Company will evaluate the deferred tax asset based on operations of the combined company and determine whether a change in the valuation allowance is required.

The Company’s state tax rate could also increase subsequent to the closing of the Merger as a result of a change in the jurisdictions in which the combined company will conduct its business. As a result, upon completion of the Merger, we will assess whether a higher state tax rate will be required to be applied to the combined company’s taxable income, which could increase the Company’s effective tax rate and cash taxes on a prospective basis. In addition, as of the closing date of the Merger, we will also evaluate whether to immediately recognize in earnings the change, if any, in the state deferred tax rate expected to be applied to our existing net taxable temporary differences.

Net Income

Net income decreased by approximately $2.7 million to $6.8 million, or $0.06 per basic share, for the three months ended March 31, 2007 compared to $9.5 million, or $0.09 per basic share, for the three months ended March 31, 2006 as a result of the factors described above. Included in net income for the three months ended March 31, 2007 was $7.1 million, net of tax, or $(0.06) per basic share, related to stock-based compensation expense and gain on sale of certain assets of $2.4 million, net of tax, or $0.02 per basic share. Net income for the three months ended March 31, 2006 includes $2.5 million, net of tax, or $(0.02) per basic share, of stock-based compensation expense.

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

Net Income Per Share

Basic income per share decreased by approximately $0.03, from income per basic share of $0.09 for the 2006 first quarter to $0.06 for the 2007 first quarter. During the three months ended March 31, 2007 and 2006, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the quarter ended March 31, 2007 includes approximately 5,000 and 0.7 million shares because of outstanding stock options and nonvested shares, respectively, and diluted shares outstanding for the quarter ended March 31, 2006 includes approximately 2.5 million shares and 0.2 million shares related to outstanding stock options and nonvested shares, respectively. Additionally, diluted shares outstanding in both the 2007 and 2006 quarters includes approximately 13.1 million shares related to our convertible subordinated notes, as the computation of diluted shares assumes the notes are converted into shares as of the beginning of the period.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations of Citadel Broadcasting Company, undrawn commitments expected to be available under Citadel Broadcasting Company’s Senior Credit Facility (as more fully described in the “Subordinated Debt and Convertible Subordinated Notes” section below) and proceeds generated from the sale of our debt and equity securities.

Pending Transaction with ABC Radio

Upon completion of the Merger, our financial leverage will be substantially increased. We have received a commitment from several lenders, which commitment is subject to customary closing conditions, to provide debt financing in connection with the payment of the special distribution, the refinancing of Citadel Broadcasting Company’s Senior Credit Facility, the refinancing of ABC Radio’s debt to be incurred just prior to the Merger of between approximately $1.1 billion and $1.35 billion that we are expected to assume in connection with the Merger, and the completion of the Merger, including deferred financing fees, a transaction fee, and other costs. See further discussion of the Merger in the Overview section above.

The ABC Radio Merger Agreement also imposes certain restrictions on our ability to conduct acquisitions and make dispositions prior to the closing date. Additionally, we are limited in our ability to issue equity instruments prior to and after the closing. These restrictions, coupled with the substantial increase in indebtedness after the closing, could require us to dedicate a substantial portion of our cash flow from operations to debt service and could have an impact on us. For example, these restrictions and obligations could among others:

•	limit our ability to compete, expand and make capital improvements;

•	increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions;

•	impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes; and

•	limit or prohibit our ability to pay dividends or make other distributions.

Operating Activities

	March 31, 2007	March 31, 2006	$ Change
	(Amounts in millions)
Net cash provided by operating activities	$24.8	$26.6	$(1.8)

Net cash provided by operating activities was $24.8 million for the three months ended March 31, 2007 compared to $26.6 million for the same period in 2006. The decrease of approximately $1.8 million is comprised of an increase in cash interest payments of approximately $2.1 million and an increase in corporate general and administrative expenses of approximately $2.0 million (excluding the increase of approximately $2.1 million representing stock-based compensation expense on a pre-tax basis), offset by overall positive changes in operating assets and liabilities, net of acquisitions.

Investing Activities

	March 31, 2007	March 31, 2006	$ Change
	(Amounts in millions)
Net cash provided by (used in) investing activities	$1.6	$(12.4)	$14.0

Net cash provided by investing activities for the three months ended March 31, 2007 was $1.6 million compared to net cash used in investing activities of $12.4 million for the three months ended March 31, 2006. The overall change of $14.0 million is caused by cash used in 2006 for station acquisitions of approximately $9.0 million and an increase in proceeds from the sale of assets of $7.4 million.

Financing Activities

	March 31, 2007	March 31, 2006	$ Change
	(Amounts in millions)
Net cash used in financing activities	$(26.9)	$(16.7)	$(10.2)

Net cash used in financing activities was $26.9 million, increased by $10.2 million for the three months ended March 31, 2007 compared to $16.7 million for the same period in 2006. This increase in cash used in financing activities is primarily attributable to the increase in Citadel Broadcasting Company’s net borrowings under its Senior Credit Facility of approximately $11.0 million to partially fund approximately $17.5 million of repurchases of outstanding common stock of the Company for the three months ended March 31, 2007. For the three months ended March 31, 2006, Citadel Broadcasting Company increased its net borrowings under its Senior Credit Facility by approximately $62.5 million to fund approximately $58.2 million of repurchases of outstanding common stock of the Company.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. During the three months ended March 31, 2007, we entered into agreements to repurchase approximately 0.9 million shares of our common stock for an aggregate amount of approximately $9.1 million. Cash paid for repurchases settled in the current three-month period was approximately $8.9 million. In addition, we acquired approximately 0.9 million shares of common stock for approximately $8.6 million during the first quarter of 2007 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. During the same period of 2006, we repurchased approximately 3.3 million shares of our common stock for an aggregate amount of approximately $58.2 million. Additionally, we paid dividends to holders of our common stock during the first three months of 2007 and 2006 of approximately $20.4 million and $20.9 million, respectively.

Pursuant to the ABC Radio Merger Agreement, the Company is also expected to declare a special distribution payable immediately prior to the closing of the Merger to holders of common stock of the Company of record at a date to be set prior to the closing of the Merger. See additional discussion of the Merger in the “Overview” section above.

During the three months ended March 31, 2006, we completed acquisitions of five radio stations for a cash purchase price of approximately $9.0 million. We funded these acquisitions through cash flows from operating activities and borrowings under Citadel Broadcasting Company’s Senior Credit Facility. The Company did not complete any station acquisitions during the three months ended March 31, 2007.

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, capital expenditures and acquisitions of additional radio stations as discussed above. Our capital expenditures totaled $2.1 million during the three months ended March 31, 2007, as compared to $2.2 million during the three months ended March 31, 2006. For the fiscal year ending December 31, 2007, we estimate that capital expenditures necessary for our existing facilities will be approximately $10.0 to $12.0 million. We believe that cash flows from Citadel Broadcasting Company’s operating activities, together with availability under Citadel Broadcasting Company’s revolving credit facility, should be sufficient for us to fund our existing operations for at least the next 12 months.

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

Upon completion of the pending Merger, we intend to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest some of our stations. Depending on market conditions, we would expect to generate between $100 and $200 million in gross sale proceeds over the next 12 to 24 months, which includes, among others, the stations that may be required to be divested as a result of the pending merger as further described above. In light of the pending Merger, we do not currently intend to make any other significant acquisitions in 2007.

Senior Debt

In August 2004, the Company’s operating subsidiary, Citadel Broadcasting Company, entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010 (“Senior Credit Facility”). Citadel Broadcasting Company is the primary borrower under its Senior Credit Facility. As of March 31, 2007, our Senior Credit Facility consisted of the following:

	Commitment	Balance Outstanding (as of March 31, 2007)
	(in thousands)
Revolving credit facility	$600,000	$412,000

Availability. The amount available under Citadel Broadcasting Company’s Senior Credit Facility at March 31, 2007 was $185.8 million in the form of revolving credit commitments. This availability has been reduced by approximately $2.2 million in letters of credit outstanding as of March 31, 2007.

Interest. At Citadel Broadcasting Company’s election, interest on any outstanding principal accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5%, in each case, plus a spread that ranges from 0.00% to 0.375%, depending on our leverage ratio; or (b) the Eurodollar rate (grossed-up for reserve requirements), plus a spread that ranges from 0.625% to 1.375%, depending on our leverage ratio.

Maturity and Amortization. The revolving loans are due in full on January 15, 2010. See further discussion below regarding maturity.

Security and Guarantees. Our operating subsidiary, Citadel Broadcasting Company, is the primary borrower under its Senior Credit Facility. We have guaranteed the performance of Citadel Broadcasting Company thereunder. We have pledged to our lenders all of the equity interests in and intercompany notes issued by Citadel Broadcasting Company.

Covenants. Citadel Broadcasting Company’s Senior Credit Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, make acquisitions, declare or pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, consolidate, merge or effect asset sales, make investments, loans, enter into derivative contracts, or change the nature of our business. Citadel Broadcasting Company’s Senior Credit Facility also contains covenants related to the satisfaction of financial ratios and compliance with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. The covenant restricting the payment of dividends by Citadel Broadcasting Company, which is subject to a number of specific exceptions, as well as the covenants restricting transactions with affiliates and investments, generally limits the ability of Citadel Broadcasting Company to transfer funds to the Company. As of March 31, 2007, Citadel Broadcasting Company’s net assets would be restricted pursuant to its Senior Credit Facility; such restriction approximates our consolidated equity. As of March 31, 2007, these restrictions would not limit Citadel Broadcasting Company’s ability to borrow under its Senior Credit Facility to make distributions from such borrowings to the Company to meet its liquidity needs. At March 31 2007, Citadel Broadcasting Company was in compliance with all covenants under its Senior Credit Facility.

In the event the Company completes the Merger described in the “Overview” section above, the Company expects to refinance Citadel Broadcasting Company’s Senior Credit Facility with the proceeds of the debt financing expected to be provided under the commitment described in the “Overview” section above. If Citadel Broadcasting Company’s Senior Credit Facility is not refinanced at or prior to the Merger, the debt thereunder could accelerate as a result of the Merger.

See discussion below in the “Subordinated Debt and Convertible Subordinated Notes” section.

Subordinated Debt and Convertible Subordinated Notes

On February 18, 2004, we sold 9,630,000 shares of our common stock at $19.00 per share, before underwriting discount of $0.66 per share. Additionally, we concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discount of approximately $6.6 million. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% Subordinated Debentures issued in June 2001. The convertible subordinated notes are due 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion rate was adjusted to 39.7456 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.16 per share of common stock of the Company, effective immediately after November 30, 2005, as a result of the payment to shareholders of record on November 30, 2005 of a dividend on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to the dividend declared to shareholders of record on March 30, 2006, June 30, 2006, October 5, 2006 or February 17, 2007, since, in lieu of such adjustment, holders of our convertible notes will be entitled to the dividend amount upon conversion.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This derivative financial instrument is initially measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the option using the following assumptions: (1) February 15, 2011 as the term of the instrument, (2) 5% as the risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial condition and results of operations. The derivative liability estimated fair value of $1.6 million is classified as non current liability based on the expected maturity date of the convertible subordinated notes.

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

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of approximately $102.0 million of the principal amount of the Company’s convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and from other agreements relating to the ABC Radio transaction. Specifically, the letter alleges that certain transactions and agreements contemplated by the ABC Radio Merger Agreement will or do constitute a fundamental change under the indenture. On April 24, 2006, the Company received a second letter from the same attorney in which he claimed to represent holders of more than $109.0 million of the principal amount of the Company’s convertible subordinated notes and which letter claimed that the Company failed to cure the alleged defaults during the more than 60 days that elapsed since the Company’s receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the convertible subordinated notes, and the accrued and unpaid interest, due and payable immediately. The Company continues to believe that none of the transactions or agreements contemplated by the ABC Radio Merger Agreement nor the other agreements relating to the ABC Radio transaction will or do constitute a fundamental change under the indenture. Therefore, the Company does not believe that any event of default, as defined in the indenture, has occurred or is continuing and does not believe that any holders have a right to declare obligations under the convertible subordinated notes due and payable.

On July 17, 2006, the Company filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York seeking a judgment declaring that the ABC Radio Merger Agreement and the other agreements relating to the ABC Radio transaction do not constitute a fundamental change for purposes of the indenture. On January 5, 2007, Wilmington Trust Company, the trustee under the indenture, filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the Court granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. The Company filed an amended complaint on March 8, 2007 against the trustee as the sole defendant in the action. Wilmington Trust Company served counter-claims against the Company on March 15, 2007. Discovery is ongoing.

If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under Citadel Broadcasting Company’s Senior Credit Facility. If the convertible subordinated notes or Citadel Broadcasting Company’s Senior Credit Facility were to become due and payable, the Company would seek additional funding in the credit or capital markets, and there can be no assurance that the Company would be able to obtain financing on terms acceptable to the Company.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition of income tax positions, tax positions in interim periods, and income tax disclosures. See the notes to the consolidated condensed financial statements in Item 1 for further detail regarding the adoption of this standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurement. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial condition and results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to measure certain financial assets and liabilities at fair value and for entities which elect the fair value option, unrealized gains and losses will be reported in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis. The provisions of SFAS 159 are effective for the Company as of January 1, 2008. The application of SFAS 159 requires prospective application, and the difference between the carrying amount and fair value is to be included in a cumulative effect adjustment to the opening balance of retained earnings. The Company does not believe the adoption of SFAS 159 will have a material impact on the Company’s consolidated financial condition and results of operations.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. These estimates and assumptions, as more fully disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006, relate in particular to the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets, the identification and quantification of income tax liabilities as result of uncertain tax positions and the determination of the allowance for estimated uncollectible accounts and notes receivable. We also use assumptions when determining the value of certain fully vested stock units and when employing the Black-Scholes valuation model to estimate the fair value of stock options and the fair value of the derivative convertible subordinated note instrument. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable judgments. Actual results could differ significantly from these estimates under different assumptions and conditions. There have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2006.

Contractual and Commercial Commitments

In August 2004, Citadel Broadcasting Company entered into a new Senior Credit Facility that provides for $600.0 million in revolving loans through January 15, 2010. As of March 31, 2007, Citadel Broadcasting Company had $412.0 million outstanding under the revolving portion of its Senior Credit Facility and the Company had $330.0 million outstanding under the Company’s convertible notes.

	Payments Due by Period
	(in millions)
Contractual Obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Senior Credit Facility	$412.0	$—	$412.0	$—	$—
Convertible subordinated notes	330.0	—	—	330.0	—

See related discussion of these contractual commitments in the “Subordinated Debt and Convertible Subordinated Notes” above. The above schedule does not include payments that could be made related to our unrecognized tax benefits liability, which amounted to approximately $9.2 million as of January 1, 2007, the date we adopted FIN 48. The timing and amount of any such payments is dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months. There have been no other significant changes in our contractual and commercial commitments as of March 31, 2007 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our financial condition and operating results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our credit agreement, which bears interest based on variable rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $412.0 million of variable rate debt that was outstanding as of March 31, 2007. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $4.1 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of March 31, 2007.

As discussed above under the heading “Subordinated Debt and Convertible Subordinated Notes,” we have recorded the fair value of the derivative convertible subordinated note instrument due to our obligation to settle dividends in cash upon conversion, if any, of the convertible subordinated notes. At each subsequent reporting date, we measure the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. We measure the fair value of the option using the following assumptions; (1) February 15, 2011 as the expiration of the instrument, (2) 5% as the risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Changes in these assumptions can significantly change the estimated fair value of the derivative. Assuming a hypothetical increase of $1.00 in our common stock price while holding all other valuation assumptions unchanged, the estimated fair value of the derivative liability would increase, and income before tax would decrease by $1.2 million.

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

Based on their evaluations as of March 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Controls over Financial Reporting

As of March 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in certain legal actions and claims that arose in the ordinary course of our business. Management believes that such litigation and claims will be resolved without a material effect on our financial condition, results of operations or cash flows.

See Item 1, Financial Statements, Note 11 to Citadel Broadcasting Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, as well as those matters discussed in Part II, Item 8, Financial Statements, Note 16 in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 for more information regarding specific legal actions and claims brought against us, which information is incorporated by reference into this section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes stock repurchase information for the quarter ended March 31, 2007.

REGISTRANT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2007 through January 31, 2007	273,664	$10.05	273,664	$72,585,757
February 1, 2007 through February 28, 2007	257,986	10.51	257,986	69,874,806
March 1, 2007 through March 31, 2007	372,447	9.69	372,447	66,265,017

Total	904,097	$10.03	904,097

Notes:

1)	On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of its outstanding common stock. No assurance can be given as to the time period over which the shares will be repurchased or as to whether and to what extent the share repurchase will be consummated.

2)	The Company has acquired approximately 0.9 million shares of common stock for approximately $8.6 million during the first quarter of 2007 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. Accordingly, these amounts are excluded from the table above.

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: May 10, 2007	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	By:	/s/ ROBERT G. FREEDLINE
Robert G. Freedline
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2007	By:	/s/ RANDY L. TAYLOR
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