Form 10-Q
period 2007-06-30
CITADEL BROADCASTING CORP
filed 2007-08-09
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, net of shares held in treasury, there were 263,938,849 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

June 30, 2007

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

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “will,” and similar expressions, whether in the negative or the affirmative. All statements other than the statements of historical fact are “forward-looking” statements for the purpose of federal and state securities laws, including, without limitation, any projections on pro forma statements of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the expected effect of the business combination with ABC Radio Holdings, Inc.; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any assumptions underlying any of the foregoing. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the U.S.; fluctuations in interest rates; changes in market conditions that could impair the Company’s goodwill or intangible assets; changes in industry conditions; changes in governmental regulations; changes in policies or actions or in regulatory bodies; changes in uncertain tax positions and tax rates; changes in dividend policy; changes in capital expenditure requirements; the risk that the business combination with ABC Radio Holdings, Inc. may be less favorable for the Company than originally expected; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

All forward-looking statements in this report are qualified by these cautionary statements. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$84,173	$3,747
Accounts receivable, net	201,655	77,852
Prepaid expenses and other current assets (including deferred income tax assets of $11,655 and $7,512 as of June 30, 2007 and December 31, 2006, respectively)	27,476	9,585

Total current assets	313,304	91,184

Property and equipment, net	135,906	83,934
FCC licenses	2,755,180	1,327,305
Goodwill	2,049,607	637,742
Customer relationships, net	79,777	—
Other assets, net	63,735	33,531

Total assets	$5,397,509	$2,173,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$102,263	$40,746
Long-term liabilities:
Senior debt	2,135,000	401,000
Convertible subordinated notes (net of discount of $1,782 and $2,037 as of June 30, 2007 and December 31, 2006, respectively)	328,218	327,963
Other long-term liabilities, less current portion	20,610	21,951
Deferred income tax liabilities	869,310	257,728

Total liabilities	3,455,401	1,049,388

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at June 30, 2007 and December 31, 2006; no shares issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value – authorized, 500,000,000 shares at June 30, 2007 and December 31, 2006; issued, 290,774,189 and 138,276,712 shares at June 30, 2007 and December 31, 2006, respectively; outstanding, 263,938,849 and 113,439,059 shares at June 30, 2007 and December 31, 2006, respectively	2,908	1,383
Additional paid-in capital	2,411,539	1,582,858
Treasury stock, at cost, 26,835,340 and 24,837,653 shares at June 30, 2007 and December 31, 2006, respectively	(343,042)	(323,879)
Accumulated other comprehensive loss	(902)	—
Accumulated deficit	(128,395)	(136,054)

Total shareholders’ equity	1,942,108	1,124,308

Total liabilities and shareholders’ equity	$5,397,509	$2,173,696

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$141,157	$112,454	$234,077	$206,453

Operating Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	40,355	28,473	67,777	56,012
Selling, general and administrative	39,634	32,529	70,105	63,570
Corporate general and administrative	12,468	6,425	22,686	12,500
Local marketing agreement fees	334	314	660	627
Asset impairment and disposal charges	13,586	149,769	13,586	149,769
Depreciation and amortization	4,494	5,476	7,298	11,009
Other, net	348	(648)	(3,547)	(638)

Operating expenses	111,219	222,338	178,565	292,849

Operating income (loss)	29,938	(109,884)	55,512	(86,396)

Interest expense, net	13,828	8,441	21,302	15,298
Write off of deferred financing costs upon extinguishment of debt	555	—	555	—

Income (loss) before income taxes	15,555	(118,325)	33,655	(101,694)

Income tax expense (benefit)	11,762	(43,499)	23,100	(36,393)

Net income (loss)	$3,793	$(74,826)	10,555	$(65,301)

Net income (loss) per share – basic	$0.03	$(0.67)	$0.08	$(0.58)

Net income (loss) per share – diluted	$0.03	$(0.67)	$0.08	$(0.58)

Dividends declared per share	$—	$0.18	$0.18	$0.36

Special distribution declared per share	$2.4631	$—	$2.4631	$—

Weighted average common shares outstanding:
Basic	141,442	111,668	126,051	111,632

Diluted	142,486	111,668	127,006	111,632

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$10,555	$(65,301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,298	11,009
Write off of deferred financing costs	555	—
Asset impairment	13,586	149,769
Non-cash debt related amounts	(782)	918
Provision for bad debts	1,206	1,702
Gain on sale of assets	(3,598)	(638)
Deferred income taxes	22,201	(38,020)
Stock-based compensation expense	11,203	8,242
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,541)	(6,526)
Prepaid expenses and other current assets	(1,262)	(801)
Accounts payable, accrued liabilities and other obligations	16,179	1,132

Net cash provided by operating activities	66,600	61,486

Cash flows from investing activities:
ABC Radio merger acquisition costs	(21,791)	—
Capital expenditures	(3,967)	(4,213)
Cash paid to acquire stations	—	(9,031)
Proceeds from sale of assets	7,446	523
Purchase of a note receivable	—	(9,650)
Other assets, net	90	(1,869)

Net cash used in investing activities	(18,222)	(24,240)

Cash flows from financing activities:
Proceeds from senior credit and term facility	2,135,000	—
Debt issuance costs	(32,425)	—
Repayment of ABC Radio indebtedness	(1,351,855)	—
Borrowings from senior credit facility	40,000	105,000
Principal payments on senior credit facility	(441,000)	(28,500)
Purchase of shares held in treasury	(21,057)	(71,497)
Dividends paid to holders of common stock	(296,821)	(40,886)
Principal payments on other long-term obligations	(52)	(209)
Repayment of shareholder notes	258	59

Net cash provided by (used in) financing activities	32,048	(36,033)

Net increase in cash and cash equivalents	80,426	1,213
Cash and cash equivalents, beginning of period	3,747	4,220

Cash and cash equivalents, end of period	$84,173	$5,433

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Supplemental schedule of cash flow information

Cash Payments:
Interest	$17,210	$13,139
Income taxes	1,223	1,300
Barter Transactions:
Equipment purchases through barter	46	158
Barter Revenue – included in gross broadcasting revenue	4,960	4,086
Barter Expenses – included in cost of revenues and selling, general and administrative expense	4,573	3,925
Other Non-Cash Transactions:
Accrual of capital expenditures	790	—
Accrual of other assets	4,088	—
Accrual for debt issuance costs	1,148	—
Accrual of treasury stock repurchases	—	11,566
Dividends declared but not paid	—	21,286
Accrual of dividend gross-up obligation	807	—
Issuance of treasury shares for 401(k) plan employer match	650	—
FIN 48 liability	287	—
Change in fair value of derivative	2,182	—
Change in fair value of interest rate swap liability, net of tax	902	—

See Note 2 for information related to the ABC Radio merger

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

1. BASIS OF PRESENTATION

Description of the Company

In January 2001, Citadel Broadcasting Corporation, a Delaware corporation, was formed by affiliates of Forstmann Little & Co. (“FL&Co.”) and entered into an agreement with Citadel Communications Corporation (“Citadel Communications”) to acquire substantially all of the outstanding common stock of Citadel Communications (the “2001 Acquisition”) in a leveraged buyout transaction. Citadel Broadcasting Company, a Nevada company and wholly-owned subsidiary of Citadel Communications, is referred to as “Citadel Broadcasting,” and in July 2004, Citadel Communications was liquidated into Citadel Broadcasting Corporation (the “Company”).

On February 6, 2006, the Company and Alphabet Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”) and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Merger”). The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. The Company refers to the Agreement and Plan of Merger, as amended, as the “ABC Radio Merger Agreement.”

The Company, Merger Sub, TWDC and ABC Radio consummated the previously disclosed (i) separation of the ABC Radio Network business and 22 ABC radio stations (collectively, the “ABC Radio Business”) from TWDC and its subsidiaries, (ii) spin-off of ABC Radio, which holds the ABC Radio Business, and (iii) merger of Merger Sub with and into ABC Radio, with ABC Radio surviving as a wholly-owned subsidiary of the Company (the “Merger”).

Prior to June 12, 2007, pursuant to the Separation Agreement by and between TWDC and ABC Radio, dated as of February 6, 2006 and amended on November 19, 2006 (the “Separation Agreement”), TWDC consummated a series of transactions to effect the transfer to ABC Radio and its subsidiaries of all of the assets relating to the ABC Radio Business and the transfer to other TWDC’s subsidiaries and affiliates the remaining assets not relating to the ABC Radio Business. In connection with those transactions, TWDC or one of its affiliates retained cash from the proceeds of debt incurred by ABC Radio on June 5, 2007 in the amount of $1.35 billion (the “ABC Radio Debt”). Following these restructuring transactions by TWDC, and immediately prior to the effective time of the Merger on June 12, 2007, TWDC distributed all of the outstanding common stock of ABC Radio pro rata to TWDC’s stockholders through a spin-off (the “Spin-Off”). In the Spin-Off, each TWDC stockholder received approximately 0.0768 shares of ABC Radio common stock for each share of TWDC common stock that was owned on June 6, 2007, the TWDC record date for purposes of the Spin-Off.

Immediately following the Spin-Off and pursuant to the ABC Radio Merger Agreement, on June 12, 2007, Merger Sub was merged with and into ABC Radio, with ABC Radio continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company. Immediately thereafter, the separate corporate existence of Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The Merger became effective on June 12, 2007, at which time each share of ABC Radio common stock was converted into the right to receive one share of the Company’s common stock. As a result, the Company issued 151,707,199 shares of its common stock to TWDC’s stockholders. Immediately following the Merger, the Company’s pre-merger stockholders owned approximately 42.5%, and TWDC’s stockholders owned approximately 57.5%, of the outstanding common stock of the Company.

Also, on June 12, 2007, to effectuate the Merger, the Company entered into a new credit agreement with several lenders to provide debt financing to the Company in connection with the payment of the special distribution on June 12, 2007 immediately prior to the closing in the amount of $2.4631 per share to all pre-merger holders of record of Company common stock as of June 8, 2007 (“Special Distribution”), the refinancing of Citadel Broadcasting Company’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the Merger. Accordingly, the Company’s consolidated condensed balance sheet as of June 30, 2007 includes the acquired assets and assumed liabilities of ABC Radio. The Company’s consolidated condensed statements of operations and of cash flows also include the operating results of the ABC Radio Business subsequent to the closing date of June 12, 2007.

In connection with the consummation of the transactions contemplated by the Separation Agreement and the ABC Radio Merger Agreement, the Company, TWDC, and ABC Radio entered into a Tax Sharing and Indemnification Agreement (the “Tax Sharing and Indemnification Agreement”) as of June 12, 2007 that allocates (i) the responsibility for filing tax returns and preparing other tax-related information and (ii) the liability for payment and the benefit of refund or other recovery of taxes. The Tax Sharing and Indemnification Agreement also provides for certain additional representations, warranties, covenants and indemnification provisions relating to the preservation of the tax-free status of TWDC’s internal restructuring and the distribution of ABC Radio common stock to the stockholders of TWDC in the Spin-Off.

Description of the Business

Citadel Broadcasting and ABC Radio own and operate radio stations and hold Federal Communications Commission (“FCC”) licenses in 28 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment (“Radio Markets”) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). In addition to owning and operating radio stations, ABC Radio also owns and operates the ABC Radio Network (“Radio Network”), which produces and distributes a variety of radio programming and formats and syndicates across approximately 4,000 station affiliates and 8,500 program affiliations, and is a separate reportable segment as defined by SFAS No. 131.

Principles of Consolidation and Presentation

The accompanying unaudited consolidated condensed financial statements of the Company include Citadel Broadcasting Corporation, Citadel Broadcasting, ABC Radio and their consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In connection with the Merger, the Company is required to divest of certain stations to comply with FCC ownership limits, and therefore, these stations were placed in a trust as of the closing date of the Merger. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities and any excess cash flow generated by the trust is distributed to the Company. The Company consolidates the trust in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses consolidation by a business enterprise of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) hold a significant variable interest in, or have significant involvement with, an existing VIE.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The provision for bad debts has been presented separately from the change in accounts receivable in the accompanying unaudited consolidated condensed statements of cash flows. Barter expenses relating to selling, general and administrative activities were reclassified from cost of revenues to selling, general and administrative in the accompanying unaudited consolidated statements of operations.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when determining the value of certain fully vested stock units and when employing the Black-Scholes valuation model to estimate the fair value of stock options and the fair value of the derivative financial instrument. For the initial purchase price allocation for the Merger, the Company made estimates and assumptions for the preliminary determination of values of the assets acquired and liabilities assumed, and the final allocation may be significantly different from the preliminary allocation. The Company also uses estimates for determining the estimated fair value of its interest rate swap. Actual results could differ significantly from those estimates.

Allowance for Estimated Uncollectible Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net, on the accompanying consolidated condensed balance sheets consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Trade receivables	$209,159	$80,309
Allowance for estimated uncollectible accounts	(7,504)	(2,457)

Accounts receivable, net	$201,655	$77,852

Derivative Instruments and Hedging Activities

The Company has valued its obligation to settle dividends in cash upon the conversion of its convertible subordinated notes, if any, in accordance with Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) . The Company measures the estimated fair value of the derivative financial instrument as of each reporting date, and any increase or decrease in fair value of the derivative liability is recognized immediately in earnings. For the three and six months ended June 30, 2007, the Company recognized a decrease in the estimated fair value of the financial derivative instrument liability in the amount of $1.3 million and $2.2 million, respectively, which is included in interest expense, net, and the estimated fair value of the derivative liability as of June 30, 2007 is $0.4 million, which is included in other long-term liabilities.

The Company is exposed to fluctuations in interest rates, primarily attributable to borrowings under its credit and term facility (see Note 7). The Company actively monitors these fluctuations and from time to time may enter into derivative instruments to mitigate the variability of interest payments in accordance with its risk management strategy. The Company accounts for interest rate swap arrangements in accordance with SFAS No. 133. The accounting for changes in the fair values of such derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense. See Note 9 for further discussion.

Debt Issuance Costs and Debt Discount

The costs related to the issuance of debt are capitalized as other assets and amortized to interest expense using the effective interest rate method over the term of the related debt. As further discussed at Note 7, in connection with the Merger, the Company entered into a new credit arrangement replacing Citadel Broadcasting’s senior credit agreement. In connection with the new credit arrangement, the Company incurred approximately $33.6 million of debt issuance costs. For the three months ended June 30, 2007 and 2006 the amortization of debt issuance costs was $0.7 million and $0.5 million, respectively, and for the six months ended June 30, 2007 and 2006 the amortization of debt issuance costs was $1.1 million and $0.9 million, respectively. In accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the Company determined that of the $2.0 million in remaining debt issuance costs relating to Citadel Broadcasting’s senior credit agreement, $0.6 million should be written off during the three months ended June 30, 2007 in connection with the modification of debt. The remaining costs will be amortized over the respective terms of the related components of the Company’s new credit arrangement. The discount recorded as a reduction to the convertible subordinated notes is amortized to interest expense over the term of the notes. For the three and six months ended June 30, 2007, the amortization of the discount was $0.1 million and $0.3 million, respectively.

Adoption of New Accounting Standards

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition of income tax positions, tax positions in interim periods, and income tax disclosures. See Note 3 for additional information.

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

In June 2007, the EITF issued Topic No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 requires the realized tax benefit for dividends paid on share-based payment awards expected to vest to be credited to the Company’s additional paid-in capital account. The application of EITF 06-11 shall be applied prospectively to income tax benefits of dividends declared on affected securities in fiscal years beginning after December 15, 2007. Earlier application is permitted. The Company is currently evaluating the impact of adopting EITF 06-11 on its consolidated financial condition and results of operations.

2. ABC RADIO MERGER TRANSACTION

As discussed at Note 1, the Company completed the Merger on June 12, 2007. In connection with the Merger, the Company issued 151,707,199 shares of its common stock to TWDC’s stockholders. In accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the date to be utilized for financial accounting purposes to value the shares of the Company’s common stock issued as part of the Merger that were determined based on a formula and whose value could have varied based on the average closing price of the Company’s common stock is the date on which the average stock price dropped below the collar mechanism contained in the ABC Radio Merger Agreement prior to the closing date of June 12, 2007. For the purpose of determining the fair value of the 151,707,199 shares issued, the Company calculated the price of approximately $7.24 per share based on $9.70 (the average price two days before and two days after the date on which the Company’s stock price fell outside the collar range) less the Special Distribution of approximately $2.46 per share that was paid to the Company’s pre-merger stockholders of record on June 8, 2007. In consideration for the Merger, the Company assumed the ABC Radio Debt in the amount of $1.35 billion, and immediately refinanced the debt assumed subsequent to the closing of the Merger (see Note 7 for further discussion). The total consideration provided by the Company for the Merger of the fair value of the Company’s stock, assumption of the ABC Radio Debt and direct transaction costs has been preliminarily allocated as outlined in the table below.

SFAS No. 141, Business Combinations, requires the use of the purchase method of accounting for business combinations. In applying the purchase method, it is necessary to identify both the accounting acquiree and the accounting acquirer. In a business combination effected through an exchange of equity interests, such as the Merger, the entity that issues the shares (the Company in this case) is generally the acquiring entity. In identifying the acquiring entity in a combination effected through an exchange of equity interests, however, all pertinent facts and circumstances must be considered, including the following:

•

The relative voting interests in the combined entity after the combination. In this case, stockholders of TWDC, the sole stockholder of ABC Radio, received approximately 57.5% of the equity ownership and associated voting rights in the Company.

•

The composition of the governing body of the combined entity. In this case the composition of the board of directors of the Company is comprised of the members of the board of directors of the Company immediately prior to the consummation of the Merger.

•

The composition of the senior management of the combined entity. In this case, the senior management of the Company is comprised of the members of senior management of the Company immediately prior to consummation of the Merger.

•

The existence of large minority voting interest when no other stockholder has a significant interest. In this case, the stockholders of the Company that are affiliated with PL & Co. hold an approximate 29% voting interest of the outstanding common stock of the Company after the Merger, which we believe is larger than that of any other holder.

While ABC Radio is the legal acquirer and surviving company in the Merger, the Company is the accounting acquirer in this combination based on the facts and circumstances outlined above. As of June 12, 2007, the date of consummation of the Merger, the Company applied purchase accounting to the assets and liabilities of ABC Radio, and the historical financial statements of the combined company will be those of the Company.

In accordance with SFAS No. 141, the Merger will be treated as a purchase of the ABC Radio Business by the Company as the accounting acquirer. Accordingly, goodwill arising from the Merger will be determined as the excess of the purchase price for the ABC Radio Business over the fair value of its net assets. The preliminary adjustments to net assets and goodwill as presented in these unaudited pro forma combined condensed financial statements are based upon various estimates.

The final determination of the fair market value of the assets acquired and liabilities assumed and the final allocation of the purchase price consideration may differ significantly from the preliminary allocation.

In thousands, except per share amounts
Fair value of common stock issued:
Number of shares issued	151,707
Per share value	$7.2369

Total	$1,097,890
Value of converted equity awards	17,627
Direct transaction costs	29,707

Total purchase price consideration	$1,145,224

Current assets	$132,377
Property and equipment	57,519
FCC licenses	1,440,300
Other intangible assets	81,200
Other assets	6,452
Accounts payable, accrued liabilities and other liabilities	(47,114)
Deferred income tax liabilities	(585,296)
ABC Radio debt assumed	(1,350,000)
Other long-term liabilities	(819)

Fair value of liabilities assumed in excess of fair value of net assets acquired	(265,381)

Goodwill	$1,410,605

As further discussed at Note 4, intangible assets presented in the table above reflect a preliminary allocation to ABC Radio assets acquired, including FCC licenses and goodwill, which are not subject to amortization, and customer-related intangible assets that are being amortized in relation to the economic benefits of such assets over a total estimated useful life of approximately seven years. The Company will finalize the determination of the fair market value of the assets acquired and liabilities assumed and the allocation of the purchase price consideration subsequent to the Merger. Changes in the allocation of amounts to definite-lived intangibles could result in a significant change in the amount of amortization expense recognized relative to such intangible assets in future periods.

The following summarized unaudited pro forma results of operations for the three and six months ended June 30, 2007 and 2006 assume that the Merger occurred as of January 1 of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred as of January 1 of each period presented or which may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net revenue	$251,500	$260,998	$465,392	$477,010
Net income (loss)	1,635	(68,519)	(2,821)	(71,911)
Basic net income (loss) per common share	$0.01	$(0.26)	$0.01	$(0.27)
Diluted net income (loss) per common share	$0.01	$(0.26)	$0.01	$(0.27)

3. INCOME TAXES

The effective tax rate of approximately 75.6% for the three months ended June 30, 2007 differs from the federal tax rate of 35% as the result of a $2.3 million state income tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate upon the completion of the Merger as a result of a change in the jurisdictions in which the Company will conduct business, certain non-deductible compensation costs, and other non-deductible expenses.

The effective tax rate of approximately 68.6% for the six months ended June 30, 2007 differs from the federal rate of 35% as a result of a $2.9 million non-cash write down of the Company’s deferred tax asset (as further discussed below), state income tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate upon the completion of the Merger as a result of a change in the jurisdictions in which the Company will conduct business, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2007, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, certain restrictions lapsed with respect to restricted stock units. As a result, in the first quarter of 2007, the Company recognized a $2.9 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards.

State taxes, the write off of non-deductible goodwill associated with a radio station disposition and non-deductible expenses caused the effective tax rate of approximately 45% (excluding the effects of the asset impairment) for the three and six months ended June 30, 2006 to differ from the federal rate of 35%.

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

As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing an additional estimated reduction in its deferred tax assets of approximately $4.9 million, of which approximately $2.9 million was recorded as an adjustment to the opening balance of accumulated deficit as of January 1, 2007, and approximately $2.0 million was recorded as an increase to goodwill related to uncertain tax positions from a prior acquisition. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was approximately $9.2 million at January 1, 2007. Approximately $0.3 million of the uncertain tax positions is included in other long-term liabilities in the consolidated condensed balance sheets as of June 30, 2007, and approximately $9.3 million is reported as a deferred tax liability, reducing the Company’s deferred tax asset for its net operating loss. If the Company’s positions are sustained by the taxing authorities in favor of the Company and it is more likely than not that the Company will realize the tax benefits, then approximately $5.2 million would be recognized as a reduction of goodwill, and approximately $4.0 million would reduce the Company’s effective tax rate. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through January 1, 2008.

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

As a result of the Merger described at Note 1, certain restrictions pursuant to Internal Revenue Code Section 382 may limit the combined company’s ability to subsequently utilize these tax attributes following the Merger. The Company will continue to evaluate the deferred tax asset based on the operations of the combined company and will determine whether a change in the valuation allowance will be required to reduce the deferred tax asset to the amount that is more likely than not to be realized.

4. INTANGIBLE ASSETS

Indefinite-Lived Intangibles and Goodwill

Intangible assets consist primarily of FCC broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Upon the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the Company ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Definite-lived intangible assets are amortized in relation to the economic benefits of such assets over their total estimated useful lives.

The Company operates its business in two operating segments, the Radio Markets and Radio Network. Each geographic market where the Company conducts its operations within the Radio Market segment is a reporting unit, and the Radio Network is also a reporting unit pursuant to SFAS No. 142. The Company determines the fair value of the FCC licenses for each of its reporting units within its Radio Market by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are FCC licenses. The fair value of FCC licenses for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) the forecasted growth rate of each Radio Market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values.

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

SFAS No. 142 also requires the Company to test goodwill at its reporting units within its Radio Market segment and Radio Network on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet. The Company performs its annual impairment test as of October 1 in the fourth quarter of each year by (1) determining the reporting unit; and (2) comparing the fair value of each reporting unit with the amount reflected in the balance sheet. If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet.

To determine the fair value, the Company uses an income and/or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. If actual market conditions within a reporting unit are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses or goodwill below the carrying amounts by the respective reporting unit, the Company may be required to recognize impairment charges in future periods, which could have a material impact on its consolidated financial condition or results of operations.

On February 6, 2006, the Company entered into the ABC Radio Merger Agreement. Subsequent to entering into the ABC Radio Merger Agreement, the operating results of the ABC Radio Business declined. The ABC Radio Merger Agreement was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill totaling approximately $2.9 billion represent a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows expected to be generated by the ABC Radio Business. Because of a decline in the results of operations of the ABC Radio Business, the purchase price multiple implicit in the Merger transaction has increased. If market conditions and operational performance for the respective reporting units within the ABC Radio merged business were to continue to deteriorate or if events occur or circumstances change that would, more likely than not, reduce the fair value of the FCC licenses and goodwill for the respective reporting units below their respective reporting units carrying amounts, the Company may be required to recognize non-cash impairment charges in future periods, which could have a material adverse impact on the Company’s financial condition or results of operations.

In addition, the Company’s New Orleans market continues to be impacted by the lingering effects of Hurricane Katrina, and another radio market has been adversely impacted by a programming change completed in January of 2007. If these reporting units’ operating results do not improve to the levels anticipated by management, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses or goodwill below the respective reporting units’ carrying amounts, which as of June 30, 2007 includes approximately $157.1 million related to these intangible assets in these markets, the Company may be required to recognize impairment charges in future periods, which could have a material impact on the Company’s financial condition or results of operations.

During the quarter ended June 30, 2007, the Company recognized a non-cash impairment charge of $13.6 million to write down the carrying amounts related to certain of the eleven stations required to be transferred into a divestiture trust upon the closing of the Merger, and the Company entered into a definitive sales agreement for one market.

During the quarter ended June 30, 2006, the Company conducted an interim impairment test for eleven of its reporting units. The fair values for FCC licenses and goodwill for the reporting units were estimated using the income and market approach. The analysis resulted in a non-cash impairment charge of $149.8 million on a pre-tax basis.

The changes in the carrying amounts of FCC licenses and goodwill for the period ended June 30, 2007 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, January 1, 2007	$1,327,305	$637,742
Acquisitions	1,440,300	1,410,605
Write down of certain stations to be disposed	(12,355)	(745)
Station purchase price adjustment	(70)	2,005

Balance June 30, 2007	$2,755,180	$2,049,607

As discussed at Note 1, the Company completed the Merger on June 12, 2007. In connection with the purchase price allocation, the Company has preliminarily allocated approximately $1,440.3 million to the value of the FCC licenses and $1,410.6 million to the value of goodwill.

As discussed at Note 3, the Company adjusted the estimated value of its uncertain tax positions, and as a result, approximately $2.0 million was recorded as an increase in goodwill.

Definite-Lived Intangible Assets

In connection with the Merger, the Company has preliminarily allocated $81.2 million to customer relationships that the Company estimates to have a seven-year useful life. Other definite-lived intangible assets are included within other assets, net, in the accompanying consolidated condensed balance sheets, and the balance as of June 30, 2007 and December 31, 2006 was $3.0 million and $2.2 million, respectively. The amount of amortization expense for definite-lived intangible assets was $1.6 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively, and $1.7 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively. Excluding the amortization expense relating to the customer relationships, which will be recognized over the next seven years in relation to the economic benefits of such asset, the Company estimates the following amount of amortization expense over the next five years related to definite-lived intangible assets: approximately $0.4 million in 2007 (including approximately $0.2 million in the remainder of 2007), $0.3 million in 2008 and approximately $0.2 million in each of the three following years. Amortization expense over the next five years for the customer relationships are as follows:

Amortization Expense
(in thousands)
2007	$13,784
2008	19,986
2009	15,336
2010	11,725
2011	8,454

$69,285

Intangible assets reflected in the accompanying consolidated condensed balance sheet as of June 30, 2007 reflect a preliminary allocation to ABC Radio assets acquired, including FCC licenses and goodwill, which are not subject to amortization, and customer-related intangible assets that are being amortized in relation to the economic benefits of such asset over a total estimated useful life of approximately seven years. The Company will finalize the determination of the fair market value of the assets acquired and liabilities assumed, and the allocation of the purchase price consideration subsequent to the Merger. Pursuant to SFAS No. 141, other intangible assets shall be recognized if they (i) arise from contractual or other legal rights, regardless of whether those rights are transferable or separable from the ABC Radio Business or from other rights and obligations, or (ii) can be separated or divided from the ABC Radio Business and sold, transferred, licensed, rented, or exchanged, regardless of whether there is an intent to do so. In addition, other intangible assets that may be recognized include trademarks and trade names, customer-related intangible assets, such as backlog, and contract-based intangible assets, such as advertising contracts, affiliation agreements, lease agreements, or broadcast programming rights. Subsequent to the closing of the Merger, the Company will determine the final allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed as of the closing date of the Merger. Since the other intangible assets discussed above are expected to have definite lives and would be subject to amortization, amortization expense recognized in periods subsequent to the closing of the Merger is expected to increase, which could have a material impact on the Company’s financial condition or results of operations after the Merger. The Company estimates that for every $100 million of definite-lived intangible assets that are acquired, amortization expense would increase by approximately $20 million to $33 million annually, and net income would decrease by approximately $12 million to $20 million annually, based on estimated useful lives of such intangibles of three to five years and the straight-line method of amortization. Every additional $100 million of definite-lived intangible assets with useful lives similar to that discussed at Note 2 would be expected to increase amortization by approximately $29 million in the first twelve months after acquisition.

5. DISPOSITIONS

Pending Dispositions

As discussed at Note 1, the Company completed the Merger on June 12, 2007. The FCC has determined that the Merger results in a substantial change in control (as defined under the FCC’s rules and policies), and as a result, the Company is required to divest eleven stations that exceed the applicable ownership limits. The Company placed the stations in trust immediately upon the closing of the Merger.

The Company has entered into an agreement for the sale of its Spokane, WA market for approximately $22.5 million, and previously signed an agreement for the sale of its Ithaca, NY stations.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has recognized a non-cash expense of approximately $13.6 million, which is presented as an asset impairment and disposal charge in the accompanying consolidated condensed statement of operations to adjust certain of these assets’ carrying amounts to their estimated fair market value.

6. OTHER LONG-TERM LIABILITIES

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

7. SENIOR DEBT

In connection with the Merger, as discussed at Note 1, the Company entered into a senior credit and term agreement that provides for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013 (“Tranche A Term Loans”), and $1,535 million term loans maturing in June 2014 (“Tranche B Term Loans”) (collectively, the “Senior Credit and Term Facility”). The Senior Credit and Term Facility is guaranteed by the Company’s operating subsidiaries.

On June 12, 2007, the Company borrowed $600 million under the Tranche A Term Loans and $1,535 million under the Tranche B Term Loans and used the proceeds to repay the outstanding balance and accrued interest of approximately $402 million under the senior credit agreement that Citadel Broadcasting entered into in August 2004 that previously provided for $600 million in revolving loans through January 15, 2010 (the “Senior Credit Facility”) and the ABC Radio Debt plus accrued interest of approximately $1,352 million. In addition, the Company used borrowings under the Senior Credit and Term Facility to fund the Special Distribution of approximately $276.5 million paid to the Company’s pre-merger stockholders, as further discussed at Note 10, and the remaining proceeds were used to fund merger-related costs or retained by the Company for working capital purposes. The Senior Credit Facility was repaid in full in connection with the refinancing.

At the Company’s election, interest on outstanding principal for the revolving loans and Tranche A Loans accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranges from 0.00% to 0.50%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranges from 0.75% to 1.50%, depending on the Company’s leverage ratio.

For the outstanding principal for Tranche B Term Loans, the Company may elect interest to accrue at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranges from 0.50% to 0.75%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranges from 1.50% to 1.75%, depending on the Company’s leverage ratio.

Below is a table that sets forth the rates and the amounts borrowed under the Company’s Senior Credit and Term Facility as of June 30, 2007 and Citadel Broadcasting’s Senior Credit Facility as of December 31, 2006:

	June 30, 2007		December 31, 2006
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Tranche A Term Loans	$600,000	6.82%	$—	—
Tranche B Term Loans	1,535,000	6.95%	—	—
Senior Credit Facility	—	—	401,000	6.10 to 6.12%

As of June 30, 2007, the Company had $197.8 million available in revolving loan commitments available under the Senior Credit and Term Facility.

The Company’s Senior Credit and Term Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, prohibit fundamental changes and limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, enter into sale and leaseback transactions, or make investments, loans and advancements. The Company’s Senior Credit and Term Facility also contains covenants related to the satisfaction of a consolidated maximum net leverage ratio, as more fully described therein, which is 8.5 to 1.0 through September 30, 2008. The Company was in compliance with its financial covenant as of June 30, 2007.

See additional discussion at Note 8.

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

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19 and SFAS No. 133. This derivative financial instrument is initially measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the conversion option using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) 5% as the risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term, which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial condition and results of operations. The derivative liability estimated fair value of $0.4 million is classified as non-current liability based on the expected maturity date of the convertible subordinated notes.

The Company may redeem the notes at any time prior to maturity if the closing price of the common stock of the Company has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holders. Holders may require the Company to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the convertible subordinated notes).

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of approximately $102.0 million of the principal amount of the Company’s convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and from other agreements relating to the ABC Radio transaction. Specifically, the letter alleges that certain transactions and agreements contemplated by the ABC Radio Merger Agreement do or did constitute a fundamental change under the indenture. On April 24, 2006, the Company received a second letter from the same attorney in which he claimed to represent holders of more than $109.0 million of the principal amount of the Company’s convertible subordinated notes and which letter claimed that the Company failed to cure the alleged defaults during the more than 60 days that elapsed since the Company’s receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the convertible subordinated notes, and the accrued and unpaid interest, due and payable immediately. The Company continues to believe that none of the transactions or agreements contemplated by the ABC Radio Merger Agreement or the other agreements relating to the ABC Radio transaction do or did constitute a fundamental change under the indenture. Therefore, the Company does not believe that any event of default, as defined in the indenture, has occurred or is continuing and does not believe that any holders have a right to declare obligations under the convertible subordinated notes due and payable.

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

If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest thereon up to the maximum statutory rate of 9% commencing as of April 24, 2006 through the date of payment on all convertible subordinated notes to be immediately due and payable. If the convertible subordinated notes were to become due and payable, the Company would seek additional funding in the credit or capital markets, and there can be no assurance that the Company will be able to obtain financing on terms acceptable to the Company.

See additional discussion at Note 15.

9. INTEREST RATE SWAP

During the quarter ended June 30, 2007, the Company entered into an interest rate swap agreement. The agreement is an amortizing swap agreement with an initial notional amount of $1,067.5 million on which the Company pays a fixed rate of 5.394% and receives a variable rate from the counterparty based on a three-month London Interbank Offered Rate (“LIBOR”), for which measurement and settlement is performed quarterly. This agreement is used to manage the Company’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates, and the Company has designated the swap as a cash flow hedge in accordance with SFAS No. 133. The counterparty to this interest rate swap agreement is a major financial institution, and the Company does not anticipate nonperformance by this counterparty. Changes in the fair value of the interest rate swap that are effective are recorded in other comprehensive income (loss) on the accompanying consolidated condensed balance sheets. As of June 30, 2007, the fair value of the swap is estimated to be a liability of approximately $1.5 million and is classified as non-current, and the change in fair value for the period ended June 30, 2007 was $1.5 million.

10. SHAREHOLDERS’ EQUITY

As further discussed at Note 1, the Company issued 151,707,199 shares of its common stock to TWDC’s stockholders in connection with the Merger.

Stock Repurchase Plan

On June 29, 2004 and November 3, 2004 the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of June 30, 2007, the Company had repurchased approximately 26.2 million shares of common stock for an aggregate amount of approximately $337.6 million under these repurchase programs. In addition, the Company has acquired approximately 0.9 million shares of common stock for approximately $8.9 million during the six months ended June 30, 2007 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. As of June 30, 2007, net of shares held in treasury, the Company had 263,938,849 shares of common stock outstanding.

Dividends

Beginning in the fourth quarter of 2005, the Company’s board of directors declared a quarterly dividend to holders of common stock of the Company. There were no quarterly dividends declared or paid during the three months ended June 30, 2007, excluding the Special Distribution discussed below. The following table sets forth the cash dividends declared and paid in 2007 and 2006.

Declared Date	Record Date	Payment Date	Dividend Per Share
October 5, 2005	November 30, 2005	January 18, 2006	$0.18
January 31, 2006	March 30, 2006	April 18, 2006	0.18
May 31, 2006	June 30, 2006	July 18, 2006	0.18
August 1, 2006	October 5, 2006	October 20, 2006	0.18
January 29, 2007	February 12, 2007	February 27, 2007	0.18

Dividends paid during the six months ended June 30, 2007 and the year ended December 31, 2006 totaled $20.4 million and $82.7 million, respectively.

Special Distribution

Pursuant to the ABC Radio Merger Agreement, immediately prior to the closing of the Merger, the Company also declared a special distribution of $276.5 million, or $2.4631 per share, payable immediately prior to the closing of the Merger to holders of the Company’s common stock of record on June 8, 2007. The amount of the distribution was determined based on the market price of the Company’s common stock over a measurement period ending prior to the closing and the number of shares of the Company’s common stock deemed to be outstanding for such purposes.

11. COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of net income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income (loss) consists of gains or losses on derivative instruments that qualify for cash flow hedge treatment.

The following table sets forth the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$3,793	$(74,826)	$10,555	$(65,301)
Other comprehensive income (loss) (net of tax provision of $592 in 2007 and $0 in 2006):
Derivative and hedging activities	(902)	—	(902)	—

Comprehensive income (loss)	$2,891	$(74,826)	$9,653	$(65,301)

12. STOCK-BASED COMPENSATION

Adoption of SFAS No. 123R

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. SFAS No. 123R also requires companies, when recording compensation cost for equity awards, to estimate at the date of grant the number of equity awards granted that are expected to be forfeited and to subsequently adjust the estimated forfeitures to reflect actual forfeitures.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in shareholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool when the restrictions lapse or stock options are exercised or expire. As of June 30, 2007, the underlying fair value of equity awards since the date of grant has declined in value, and the Company does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

Long-Term Incentive Plans

Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan

Stock options are generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan (the “2002 Long-Term Incentive Plan”) with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment or service as a director or independent contractor. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended June 30, 2007: risk-free interest rate of approximately 5%; dividend yield of approximately 3%; expected life of approximately six years; and volatility of approximately 27%. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended June 30, 2006: risk-free interest rate of approximately 5%; dividend yield of approximately 7%; expected life of approximately six years; and volatility of approximately 27%.

On March 16, 2006, the compensation committee of the Company’s board of directors approved (i) the modification of 1,250,000 shares of nonvested stock, originally granted on September 20, 2005 to a senior executive officer of the Company, to subject them to additional criteria based on the Company’s attainment of certain revenue-related performance objectives and to extend the applicable vesting dates, (ii) the issuance of 1,281,994 nonvested performance-vesting shares to certain of the Company’s senior executive officers, which are also subject to the Company’s attainment of certain revenue-related performance objectives and the continued employment of the individuals, and (iii) the cancellation of the fully vested options to purchase 4,150,000 shares of common stock of the Company that had been granted to a senior executive officer of the Company in March 2002 at an exercise price of $3.50 per share and their replacement with 2,868,006 fully vested stock units with deferred distribution dates (the “Undelivered Shares”). The incremental pre-tax fair value of approximately $0.2 million, measured pursuant to SFAS No. 123R, attributed to the exchange of awards related to the Undelivered Shares was determined based on the market price of the underlying stock at the date of grant and was recognized as compensation cost immediately on the date of modification. The Company obtained stockholder approval for these items at the annual meeting of stockholders held on May 24, 2006.

In December 2006, the compensation committee approved a payment to a senior executive officer of the Company for the tax differential between ordinary income and dividend income tax rates during the years ended December 31, 2006, 2007 and 2008, in respect of dividends and distributions, if any, the senior executive officer receives in respect of any nonvested portion of the performance-vesting shares granted as of March 16, 2006 and any Undelivered Shares that have not yet been distributed. At the Company’s discretion, such payments can be paid in cash or additional shares of common stock of the Company. During the three months ended June 30, 2007, the Company paid approximately $1.8 million in cash and during the three and six months ended June 30, 2007, the Company paid approximately $0.3 million and $1.1 million, respectively, in shares of common stock of the Company for this tax differential payment. Any remaining payments in 2007 and 2008 are to be calculated as the product of 0.3738 and the aggregate amount of any such dividends and distributions received in respect of any of the remaining nonvested portion of certain of the performance-vesting shares granted as of March 16, 2006 and any Undelivered Shares that have not yet been distributed.

In May 2007, the Company, with the approval of its stockholders, (i) approved the material terms of the performance objectives that may apply to performance-based awards under the 2002 Long-Term Incentive Plan, and (ii) authorized the issuance of 8,000,000 shares of common stock, in addition to the previously authorized 10,000,000 shares of common stock, for issuance under the 2002 Long-Term Incentive Plan.

Conversion of ABC Radio Awards

In accordance with the terms of the ABC Radio Merger Agreement, each restricted stock unit or option to acquire shares of TWDC common stock (“TWDC RSU” or “TWDC Option”) that was outstanding under The Walt Disney Company Amended and Restated 1995 Stock Incentive Plan and The Walt Disney Company Amended and Restated 2005 Stock Incentive Plan (collectively, the “TWDC Plans”) immediately before the effective time of the Merger and held by an employee of ABC Radio who became an employee of the Company after the Merger and who chose to have his or her TWDC RSU or TWDC Option assumed by the Company was adjusted so that immediately after the effective time of the Merger, each such employee held a restricted stock unit with respect to, or an option to purchase, Company common stock. The number of shares of common stock of the Company underlying the converted options and restricted stock units, as well as the exercise price of the converted TWDC Options, was determined based on a ratio of TWDC’s and the Company’s closing stock prices as set forth in the ABC Radio Merger Agreement. As of June 12, 2007, certain transferred employees of ABC Radio who held TWDC Options or TWDC RSUs elected to convert such options and restricted stock units in connection with the Merger. TWDC Options and TWDC RSUs have been converted into options to purchase approximately 9.2 million shares of the Company’s common stock and restricted stock units relating to approximately 3.2 million shares of the Company’s common stock.

In accordance with SFAS No. 123R and related guidance, vested stock options or awards issued by an acquirer in exchange for outstanding awards held by employees of the acquiree, as well as the value of nonvested stock options or awards to the extent that the employee has provided service towards vesting, are considered to be part of the purchase price paid by the acquirer for the acquiree. Based on the application of the underlying guidance, the Company has recognized additional purchase price consideration in the form of the aggregate fair value attributed to the conversion of the TWDC Options and TWDC RSUs of approximately $17.6 million.

Each Company option and restricted stock unit resulting from this conversion has substantially the same terms and conditions as the corresponding TWDC Option and TWDC RSU had in effect at the effective time of the Merger, including vesting and term of exercise, except that references to TWDC have been changed to refer to the Company and the exercise price per share of each TWDC Option was converted to an equivalent exercise price per share of the Company’s common stock through the application of the option ratio as defined in the ABC Radio Merger Agreement. The fair value of options assumed was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of approximately 5%; dividend yield of approximately 5%; expected life of up to approximately five years, which was determined based on the remaining term of each converted grant; and volatility of approximately 27%.

As a result of the assumption of equity awards underlying the converted TWDC Options and TWDC RSUs, the Company recognized compensation expense of $0.5 million for the period from June 12, 2007 to June 30, 2007. As of June 30, 2007, unrecognized compensation expense related to the nonvested portion of the converted TWDC Options and TWDC RSUs was approximately $17.6 million and is expected to be recognized over a weighted-average period of approximately 2.6 years.

On July 17, 2007, the Company registered 15,000,000 shares of common stock, representing the shares of common stock subject to issuance upon (i) the exercise of the converted TWDC Options or (ii) the vesting of converted TWDC RSUs that had been outstanding under the TWDC Plans.

Disclosures – All Plans

Total stock-based compensation expense recognized under SFAS No. 123R was $5.9 million and $11.2 million on a pre-tax basis, or $(0.03) and $(0.09) net of tax, per basic share for the three and six months ended June 30, 2007, respectively. The associated tax (benefit) expense for the three and six months ended June 30, 2007 was $(1.0) million and $0.7 million, respectively. The expense for the six months ended June 30, 2007 includes a $2.9 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Included in stock-based compensation expense for the three months ended June 30, 2007 is approximately $1.5 million of previously suspended stock-based compensation expense for certain performance-vesting stock awards related to the first three months of 2007, which has been recognized on a cumulative basis since management of the Company believes that the required service will be rendered and the performance condition in certain of the nonvested performance-vesting share awards will be achieved. Total stock-based compensation expense for the three and six months ended June 30, 2006 was $4.0 million and $8.2 million, respectively, on a pre-tax basis, with an associated tax benefit of $0.1 million and $1.8 million, respectively, or $(0.04) and $(0.06), net of tax, per basic share, respectively.

As of June 30, 2007, the total number of shares of common stock that remain authorized, reserved, and available for issuance under all plans was approximately 16.1 million, not including shares underlying outstanding grants. As of June 30, 2007, unrecognized pre-tax compensation cost related to the nonvested performance-vesting shares was approximately $10.6 million, and will be expensed, if it is probable that the performance objectives are expected to be achieved, over a weighted average period of approximately 1.1 year. Unrecognized pre-tax compensation cost related to nonvested time-vesting arrangements and nonvested stock options of the Company as of June 30, 2007 was $26.2 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

The following table summarizes stock option activity for the Company for the six months ended June 30, 2007:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding at January 1, 2007	4,379	$15.86
Granted	542	7.02
Assumed	9,198	5.37
Exercised	—	—
Forfeited	(320)	10.67
Cancelled or modified	(253)	15.37

Outstanding at June 30, 2007	13,546	$8.51	5.7	$10,555

Vested or expected to vest at June 30, 2007	12,381	$8.75	5.7	$9,420

Exercisable at June 30, 2007	5,334	$11.44	5.0	$10,467

The weighted average grant-date fair value of options granted and assumed during the six months ended June 30, 2007 and 2006 is $1.32 and $2.08 per share, respectively. No options were exercised during the six months ended June 30, 2007 or 2006.

Activity related to shares of nonvested stock is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Nonvested awards at January 1, 2007	2,906	$11.96
Granted	727	9.53
Awards vested	(1,119)	11.99
Forfeited	(20)	9.58

Nonvested awards at June 30, 2007	2,494	$11.26

Shares of Nonvested Common Stock Units
Nonvested awards at January 1, 2007	—	$—
Assumed	3,171	5.90
Awards vested	—	—
Forfeited	—	—

Nonvested awards at June 30, 2007	3,171	$5.90

The total fair value of awards of nonvested shares of common stock that vested during the first six months of 2007 was $13.4 million.

13. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution and is computed for all periods presented by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. During the three and six months ended June 30, 2007, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) the effect of nonvested shares of common stock outstanding. Anti-dilutive instruments are not considered in this calculation.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(in thousands, except per share data)
NUMERATOR:
Income available to common shareholders	$3,793	$10,555

DENOMINATOR:
Weighted average common shares	141,442	126,051
Effect of dilutive securities:
Options	562	346
Nonvested shares	482	609
Convertible subordinated notes	—	—

Denominator for net income per common share – diluted	142,486	127,006

Net income per common share:
Basic	$0.03	$0.08

Diluted	$0.03	$0.08

The conversion of the Company’s convertible subordinated notes into approximately 13.1 million shares of common stock and options to purchase approximately 4.2 million shares of common stock for the three and six months ended June 30, 2007, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

The effects of the following items were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2006 as their effect is antidilutive during those periods:

•	options to purchase approximately 4.5 million shares of common stock of the Company outstanding for both the three and six-month periods ended June 30, 2006;

•	approximately 2.6 million and 2.0 million nonvested shares of common stock outstanding for the three and six-month periods ended June 30, 2006, respectively; and

•

the conversion of the Company’s convertible subordinated notes into approximately 13.1 million shares of common stock of the Company, along with the related interest expense impact, net of tax, for both the three and six-month periods ended June 30, 2006.

14. REPORTABLE SEGMENTS

With the closing of the Merger as discussed at Note 1, the Company now operates two reportable segments, Radio Markets and Radio Network, as there is discrete financial information available and the operating results are reviewed by the chief operating decision maker. The Radio Markets’ revenue is primarily derived from the sale of broadcasting time to local, regional and national advertisers. Revenues for the Radio Network are generated primarily through national advertising. The Company presents segment operating income before depreciation and amortization (“Segment OIBDA”) as the primary measure of profit and loss for its operating segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
Radio Markets	$130,560	$112,454	$223,480	$206,453
Radio Network	11,025	—	11,025	—

Net revenues	$141,585	$112,454	$234,505	$206,453

Intersegment revenues:
Radio Markets	$—	$—	$—	$—
Radio Network	428	—	428	—

Total intersegment revenues	$428	$—	$428	$—

Segment OIBDA:
Radio Markets	$44,417	$(98,631)	$79,118	$(63,525)
Radio Network	2,831	—	2,831	—
Corporate general and administrative	(12,468)	(6,425)	(22,686)	(12,500)
Depreciation and amortization	(4,494)	(5,476)	(7,298)	(11,009)
Other	(348)	648	3,547	638

Total operating income (loss)	29,938	(109,884)	55,512	(86,396)

Interest expense, net	13,828	8,441	21,302	15,298
Write off of deferred financing costs upon extinguishment of debt	555	—	555	—

Income (loss) before income taxes	15,555	(118,325)	33,655	(101,694)

Income tax expense (benefit)	11,762	(43,499)	23,100	(36,393)

Net income (loss)	$3,793	$(74,826)	$10,555	$(65,301)

Operating income (loss):
Radio Markets	$40,130	$(104,107)	$72,027	$(74,534)
Radio Network	2,624	—	2,624	—
Corporate	(12,468)	(6,425)	(22,686)	(12,500)
Other	(348)	648	3,547	638

Total operating income (loss)	$29,938	$(109,884)	$55,512	$(86,396)

Segment depreciation and amortization:
Radio Markets	$4,287	$5,476	$7,091	$11,009
Radio Network	207	—	207	—

Total segment depreciation and amortization	$4,494	$5,476	$7,298	$11,009

Asset impairment and disposal charges:
Radio Markets	$13,586	$149,769	$13,586	$149,769
Radio Network	—	—	—	—

Total asset impairment and disposal charges	$13,586	$149,769	$13,586	$149,769

Segment stock-based compensation expense:
Radio Markets	$1,514	$943	$1,904	$2,298
Radio Network	4	—	4	—

Total segment stock-based compensation expense	$1,518	$943	$1,908	$2,298

The allocation of the purchase price of ABC Radio to assets acquired and liabilities assumed is based on a preliminary determination as of June 30, 2007. Accordingly, corporate and other identifiable assets includes the $1,410.6 million of goodwill related to ABC Radio that has not yet been allocated to the operating segments and other assets held at the parent level.

	June 30, 2007	December 31, 2006
	(in thousands)
Identifiable assets:
Radio Markets	$3,809,067	$2,169,015
Radio Network	81,040	—
Corporate and other	1,507,402	4,681

Total assets	$5,397,509	$2,173,696

15. COMMITMENTS AND CONTINGENCIES

As described at Note 1, on June 12, 2007, the Company completed the Merger. Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, the Company combined its business with the ABC Radio Business, which includes 22 radio stations and the ABC Radio Network. Immediately prior to the Merger on June 12, 2007, TWDC distributed ownership of ABC Radio to TWDC’s shareholders in a spin-off transaction.

The Company has and may continue to incur significant costs and expenses in connection with the integration of the ABC Radio Business.

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

In 2005, the Company received a subpoena from the Office of Attorney General of the State of New York as have several other radio broadcasting companies and record companies operating in the State of New York relating to the Attorney General’s investigation of promotional practices involving record companies’ dealings with radio stations. The Company has cooperated with this investigation, and to date, no action has been taken against the Company.

On April 19, 2006, the Company received a letter of inquiry and request for information from the FCC in the area of sponsorship identification. The FCC issued a Consent Decree resolving the matter on April 13, 2007, which includes a voluntary contribution by the Company to the U.S. Treasury of $2.0 million which the Company paid on July 11, 2007.

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of approximately $102.0 million of the principal amount of the Company’s convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and from other agreements relating to the ABC Radio transaction. Specifically, the letter alleges that certain transactions and agreements contemplated by the ABC Radio Merger Agreement did or do constitute a fundamental change under the indenture. On April 24, 2006, the Company received a second letter from the same attorney in which he claimed to represent holders of more than $109.0 million of the principal amount of the Company’s convertible subordinated notes and which letter claimed that the Company failed to cure the alleged defaults during the more than 60 days that elapsed since the Company’s receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the convertible subordinated notes, and the accrued and unpaid interest, due and payable immediately. The Company continues to believe that none of the transactions or agreements contemplated by the ABC Radio Merger Agreement or the other agreements relating to the ABC Radio transaction do or did constitute a fundamental change under the indenture. Therefore, the Company does not believe that any event of default, as defined in the indenture, has occurred or is continuing and does not believe that any holders have a right to declare obligations under the convertible subordinated notes due and payable.

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

If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest thereon up to the maximum statutory rate of 9% commencing as of April 24, 2006 through the date of payment on all convertible subordinated notes to be immediately due and payable. If the convertible subordinated notes were to become due and payable, the Company would seek additional funding in the credit or capital markets, and there can be no assurance that the Company will be able to obtain financing on terms acceptable to the Company.

The Company is involved in certain other claims and lawsuits arising in the ordinary course of its business, including new matters which involve various aspects of the ABC Radio Business. The Company believes that such litigation and claims will be resolved without a material adverse impact on its results of operations, cash flows or financial condition.

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

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “will,” and similar expressions, whether in the negative or the affirmative. All statements other than the statements of historical fact are “forward-looking” statements for the purpose of federal and state securities laws, including, without limitation, any projections on pro forma statements of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the expected effect of the business combination with ABC Radio Holdings, Inc.; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any assumptions underlying any of the foregoing. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the U.S.; fluctuations in interest rates; changes in market conditions that could impair the Company’s goodwill or intangible assets; changes in industry conditions; changes in governmental regulations; changes in policies or actions or in regulatory bodies; changes in uncertain tax positions and tax rates; changes in dividend policy; changes in capital expenditure requirements; the risk that the business combination with ABC Radio Holdings, Inc. may be less favorable for the Company than originally expected; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

All forward-looking statements in this report are qualified by these cautionary statements. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

Overview

On February 6, 2006, the Company and Alphabet Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”) and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Merger”). The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. The Company refers to the Agreement and Plan of Merger, as amended, as the “ABC Radio Merger Agreement.”

The Company, Merger Sub, TWDC and ABC Radio consummated the previously disclosed (i) separation of the ABC Radio Network business and 22 ABC radio stations (collectively, the “ABC Radio Business”) from TWDC and its subsidiaries, (ii) spin-off of ABC Radio, which holds the ABC Radio Business, and (iii) merger of Merger Sub with and into ABC Radio, with ABC Radio surviving as a wholly-owned subsidiary of the Company (the “Merger”).

Prior to June 12, 2007, pursuant to the Separation Agreement by and between TWDC and ABC Radio, dated as of February 6, 2006 and amended on November 19, 2006 (the “Separation Agreement”), TWDC consummated a series of transactions to effect the transfer to ABC Radio and its subsidiaries of all of the assets relating to the ABC Radio Business and the transfer to TWDC’s subsidiaries and affiliates of all of the assets not relating to the ABC Radio Business. In connection with those transactions, TWDC or one of its affiliates retained cash from the proceeds of debt incurred by ABC Radio on June 5, 2007 in the amount of $1.35 billion (the “ABC Radio Debt”). Following these restructuring transactions by TWDC, and immediately prior to the effective time of the Merger on June 12, 2007, TWDC distributed all of the outstanding common stock of ABC Radio pro rata to TWDC’s stockholders through a spin-off (the “Spin-Off”). In the Spin-Off, each TWDC stockholder received approximately 0.0768 shares of ABC Radio common stock for each share of TWDC common stock that was owned on June 6, 2007, the TWDC record date for purposes of the Spin-Off.

Immediately following the Spin-Off and pursuant to the ABC Radio Merger Agreement, on June 12, 2007, Merger Sub was merged with and into ABC Radio, with ABC Radio continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company. Immediately thereafter, the separate corporate existence of Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The Merger became effective on June 12, 2007, at which time each share of ABC Radio common stock was converted into the right to receive one share of the Company’s common stock. As a result, the Company issued 151,707,199 shares of its common stock to TWDC’s stockholders. Immediately following the Merger, the Company’s pre-merger stockholders owned approximately 42.5%, and TWDC’s stockholders owned approximately 57.5%, of the outstanding common stock of the Company.

Also, on June 12, 2007, to effectuate the Merger, the Company entered into a new credit agreement with several lenders to provide debt financing to the Company in connection with the payment of the special distribution on June 12, 2007 in the amount of $2.4631 per share to all pre-merger holders of record of Company common stock as of June 8, 2007 (“Special Distribution”), the refinancing of Citadel Broadcasting Company’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the Merger.

Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, requires the use of the purchase method of accounting for business combinations. In applying the purchase method, it is necessary to identify both the accounting acquiree and the accounting acquirer. In a business combination effected through an exchange of equity interests, such as the Merger, the entity that issues the shares (the Company in this case) is generally the acquiring entity. In identifying the acquiring entity in a combination effected through an exchange of equity interests, however, all pertinent facts and circumstances must be considered, including the following:

•

The relative voting interests in the combined entity after the combination. In this case, stockholders of TWDC, the sole stockholder of ABC Radio, received approximately 57.5% of the equity ownership and associated voting rights in the Company.

•

The composition of the governing body of the combined entity. In this case, the composition of the board of directors of the Company is comprised of the members of the board of directors of the Company immediately prior to the consummation of the Merger.

•

The composition of the senior management of the combined entity. In this case, the senior management of the Company is comprised of the members of senior management of the Company immediately prior to the consummation of the Merger.

•

The existence of large minority voting interest when no other stockholder has a significant interest. In this case, the stockholders of the Company that are affiliated with FL&Co. hold an approximate 29% voting interest of the outstanding common stock of the Company after the Merger, which we believe is larger than that of any other holder.

While ABC Radio is the legal acquirer and surviving company in the Merger, the Company is the accounting acquirer in this combination based on the facts and circumstances outlined above. As of June 12, 2007, the date of consummation of the Merger, the Company applied purchase accounting to the assets and liabilities of ABC Radio, and the historical financial statements of the combined company will be those of the Company.

In connection with the consummation of the transactions contemplated by the Separation Agreement and the ABC Radio Merger Agreement, the Company, TWDC, and ABC Radio entered into a Tax Sharing and Indemnification Agreement (the “Tax Sharing and Indemnification Agreement”) as of June 12, 2007 that allocates (i) the responsibility for filing tax returns and preparing other tax-related information and (ii) the liability for payment and the benefit of refund or other recovery of taxes. The Tax Sharing and Indemnification Agreement also provides for certain additional representations, warranties, covenants and indemnification provisions relating to the preservation of the tax-free status of TWDC’s internal restructuring and the distribution of ABC Radio common stock to the stockholders of TWDC in the Spin-Off. In addition, the Tax Sharing and Indemnification Agreement imposes certain limitations on future actions by the Company and its subsidiaries that relate ultimately to actions or failures to take required actions that would jeopardize the tax-free status of the Spin-Off or TWDC’s internal restructuring. Principal limitations under Tax Sharing and Indemnification Agreement on the Company’s actions, among others, include (i) a requirement that the Company continue to conduct its business using a significant portion of the ABC Radio historical assets and (ii) for two years after the Spin-Off that the Company not enter into any agreement or transaction involving acquisition of Company stock or the issuance of shares of Company stock.

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company owns and operates radio stations and holds FCC licenses in 28 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment (“Radio Markets”) as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. In addition to owning and operating radio stations, ABC Radio also owns and operates the ABC Radio Network (“Radio Network”), which produces and distributes a variety of news and news/talk radio programming and formats. The Radio Network is a leading radio network and syndicator with approximately 4,000 station affiliates and 8,500 program affiliations and is a separate reportable segment as defined by SFAS No. 131.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firms, which serve as our sales agents in these transactions. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

•	a radio station’s audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by The Arbitron Ratings Company, or Arbitron;

•	the number of radio stations, as well as other forms of media, in the market competing for the same demographic groups;

•	the supply of and demand for radio advertising time; and

•	the size of the market.

Advertising can also be sold on a network basis, which allows advertisers to target commercial messages to a specific demographic audience nationally through the Radio Network business affiliates on a cost-efficient basis compared with placing individual spots across radio station markets. The Radio Network generates substantially all of its revenue from the sale of advertising time accumulated from its affiliate stations. In exchange for the right to broadcast Radio Network programming, its affiliates remit a portion of their advertising time, which is then aggregated into packages focused on specific demographic groups and sold by the Radio Network to its advertiser clients who want to reach the listeners who comprise those demographic groups on a national basis. The Radio Network also generates advertising revenue by embedding a defined number of advertising units in its syndicated programs, which it sells to advertisers at premium prices. Since the Radio Network generally sells its advertising time on a national basis rather than station by station, the Radio Network generally does not compete for advertising dollars with the stations in the Radio Markets.

In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. As is typical in the radio broadcasting industry, we expect our revenue will be lowest in the first calendar quarter of the year, while the second and fourth calendar quarters of the year generally produce the highest revenues for the year.

Components of Expenses

Our most significant expenses for the Radio Markets are (1) sales costs, (2) programming expenses, (3) advertising and promotional expenses, and (4) administrative and technical expenses. Our most significant expenses associated with the Radio Network are (1) sales costs, (2) production and distribution costs (including broadcast rights fees), (3) affiliate compensation, and (4) administrative expenses. We strive to control the significant expenses by working closely with local management and centralizing functions such as finance, accounting, legal, human resources and management information systems. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with vendors.

Depreciation and amortization of tangible and intangible assets associated with acquisitions and interest expense incurred from such acquisitions historically have been significant factors in determining our overall profitability. Intangible assets consist primarily of Federal Communications Commission (“FCC”) broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Upon the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), on January 1, 2002, the Company ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized in relation to the economic benefits of such assets over their total estimated useful lives. The Company evaluates its FCC licenses by reporting unit for possible impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired.

The Company operates its business in two operating segments, the Radio Markets and Radio Network. Each geographic market where the Company conducts its operations within the Radio Market segment is a reporting unit and the Radio Network is also a reporting unit pursuant to SFAS No. 142. The fair value of FCC licenses for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) the forecasted growth rate of each Radio Market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a reporting unit basis are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a reporting unit basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given market, the carrying amount of the FCC license in that market is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition or results of operations.

The Company’s impairment testing for goodwill in each of its reporting units within its Radio Market segment and Radio Network is also performed annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. This evaluation is determined based on an income and/or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. If the carrying amount of the goodwill is greater than the estimated fair value of the respective reporting unit, the carrying amount of goodwill of the respective reporting unit is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition or results of operations.

As more fully set forth in “Critical Accounting Policies” in Item 7 in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, FCC licenses and goodwill represent a substantial portion of our total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the Radio Markets and Radio Network. If market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate or if events occur or circumstances change that would, more likely than not, reduce the fair value or if actual market conditions are less favorable than those projected by the industry or us, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the carrying amounts by respective reporting unit, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition or results of operations.

On February 6, 2006, the Company entered into the ABC Radio Merger Agreement. Subsequent to entering into the ABC Radio Merger Agreement, the operating results of the ABC Radio Business declined. The ABC Radio Merger Agreement was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.9 billion, represent a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows expected to be generated by the ABC Radio Business. Because of a decline in the results of operations of the ABC Radio Business, the purchase price multiple implicit in the Merger transaction has increased. If market conditions and operational performance for the respective reporting units within the ABC Radio merged business were to continue to deteriorate or if events occur or circumstances change that would, more likely than not, reduce the fair value of the FCC licenses and goodwill for the respective reporting units below their carrying amounts, the Company may be required to recognize non-cash impairment charges in future periods, which could have a material adverse impact on the Company’s financial condition or results of operations.

In addition, the Company’s New Orleans market continues to be impacted by the lingering effects of Hurricane Katrina, and another market has been adversely impacted by a programming change completed in January of 2007. If these reporting units’ operating results do not improve to the levels anticipated by management, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses or goodwill below the respective reporting units carrying amounts, which as of June 30, 2007 includes approximately $157.1 million related to these intangible assets in these markets, the Company may be required to recognize impairment charges in future periods, which could have a material impact on its financial condition or results of operations.

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated by us, or for which we provide sales and marketing services during the applicable periods, and the Radio Network. The following discussion should be read in conjunction with the accompanying consolidated condensed financial statements and the related notes included in this report. As previously discussed, the Merger was completed on June 12, 2007, and accordingly the Company’s balance sheet as of June 30, 2007 includes a preliminary determination of the fair market value of the assets acquired and liabilities assumed, and the final allocations of the purchase price consideration may differ significantly from the preliminary allocation. In addition, the statement of operations and cash flows of the Company include the cash flows and operations of the ABC Radio stations and network operations from June 12, 2007 through June 30, 2007.

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

Additionally, as opportunities arise, we may, on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. This could have an immediate negative impact on a station’s ratings, and there are no guarantees that the modification or change to a station’s format will be beneficial at some future time. Our management is continually focused on these opportunities as well as the risks and uncertainties associated with any change to a station’s format. We believe that the diversification of formats at our stations helps to insulate our Radio Markets from the effects of changes in the musical tastes of the public with respect to any particular format. We strive to develop strong listener loyalty as audience ratings in local markets are crucial to our stations’ financial success.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Revenue

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$121.6	$97.0	$24.6	25.4%
National	19.6	15.5	4.1	26.5%

Net revenue	$141.2	$112.5	$28.7	25.5%

Net revenues for the three months ended June 30, 2007, including the results of ABC Radio, were $141.2 million. Net revenues excluding the results of ABC Radio were $109.9 million as compared to $112.5 million in the three months ended June 30, 2006, a decrease of 2.3%. The decrease in revenues was a result of lower revenues associated with format changes in Birmingham, AL as well as lower revenue in the Providence, RI, Tucson, AZ and Modesto, CA markets.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires the cost of all new grants of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date over the requisite service period.

For the three months ended June 30, 2007, total stock-based compensation expense was $5.9 million on a pre-tax basis, with an associated tax benefit of $(1.0) million, or $(0.3), net of tax, per basic share. Included in stock-based compensation expense for the three months ended June 30, 2007 is approximately $1.5 million of previously suspended stock-based compensation expense for certain performance-vesting stock awards related to the first three months of 2007, which has been recognized on a cumulative basis since management of the Company believes that the required service will be rendered and the performance condition specified in certain of the nonvested performance-vesting share awards will be achieved. Total stock-based compensation expense for the three months ended June 30, 2006 was $4.0 million on a pre-tax basis, with an associated tax benefit of $0.1 million or $(0.04) net of tax, per basic share.

Total stock-based compensation expense recognized for the three months ended June 30, 2007 and 2006 is as follows:

	June 30, 2007	June 30, 2006	$ Change
	(Amounts in millions)
Stock-based compensation expense:
Cost of revenues	$0.4	$0.4	$—
Selling, general and administrative	1.1	0.5	0.6
Corporate general and administrative	4.4	3.1	1.3

Total stock-based compensation expense:	$5.9	$4.0	$1.9

Cost of Revenues

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$40.4	$28.5	$11.9	41.8%

Cost of revenues increased approximately $11.9 million, or 41.8%, from $28.5 million in the 2006 second quarter to $40.4 million for the three months ended June 30, 2007. ABC Radio contributed additional costs of $11.7 million from June 12, 2007 through the end of the quarter.

Selling, General and Administrative

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$39.6	$32.5	$7.1	21.8%

Selling, general and administrative expenses for the three months ended June 30, 2007 increased approximately $7.1 million, or 21.8%, to $39.6 million in the 2007 quarter from $32.5 million for the three months ended June 30, 2006. This increase was primarily associated with the $6.6 million in expenses incurred at ABC Radio for the 19 days subsequent to the closing of the Merger.

Corporate General and Administrative

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$12.5	$6.4	$6.1	95.3%

Corporate general and administrative expenses increased $6.1 million to $12.5 million for the three months ended June 30, 2007 from $6.4 million for the three months ended June 30, 2006. The increase in the corporate general and administrative expense is in large part the result of an increase in stock-based compensation of approximately $1.3 million and related compensation costs of $1.8 million, higher costs related to the integration of ABC Radio, payroll taxes associated with the Special Distribution paid on nonvested shares of stock-based awards, and increases in certain legal costs.

The Company expects that the amounts of corporate general and administrative expenses in future periods will be higher when compared to prior year periods as a result of the increase in staffing in connection with the Merger and payments to a senior executive officer of the Company for the tax differential between ordinary income and dividend income tax rates during the years ended December 31, 2007 and 2008, in respect of dividends and distributions, if any, the senior executive officer receives in respect of certain nonvested equity awards, as well as potential additional grants of stock-based equity awards, if any.

Depreciation and Amortization

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$2.9	$5.2	$(2.3)
Amortization	1.6	0.3	1.3

Total depreciation and amortization	$4.5	$5.5	$(1.0)	-18.2%

Depreciation and amortization expense was $4.5 million for the three months ended June 30, 2007, a decrease of $1.0 million, or 18.2% compared to $5.5 million for the three months ended June 30, 2006. This decrease is composed of a reduction in expense related to the Company’s towers, transmitters and studio equipment that were recorded as part of the acquisition of the Company in June 2001, as these assets are now substantially fully depreciated. Offsetting this decrease is approximately $1.9 million of depreciation and amortization expense recognized at ABC Radio primarily relating to the amortization of definite-lived intangible assets acquired by the Company in connection with the Merger. Exclusive of any significant station acquisitions or dispositions and any significant change in the purchase price allocation of ABC Radio, depreciation and amortization expense for the Company is expected to be approximately $30.0 million for the year ending December 31, 2007.

Intangible assets presented in the accompanying consolidated condensed balance sheet as of June 30, 2007 reflect a preliminary allocation to ABC Radio assets acquired, including FCC licenses and goodwill, which are not subject to amortization, and customer-related intangible assets that are being amortized in relation to the economic benefits of such asset over a total estimated useful life of approximately seven years. The Company will finalize the determination of the fair market value of the assets acquired and liabilities assumed, and the allocation of the purchase price consideration subsequent to the Merger. Pursuant to SFAS No. 141, other intangible assets shall be recognized if they (i) arise from contractual or other legal rights, regardless of whether those rights are transferable or separable from the ABC Radio Business or from other rights and obligations, or (ii) can be separated or divided from the ABC Radio Business and sold, transferred, licensed, rented, or exchanged, regardless of whether there is an intent to do so. In addition, other intangible assets that may be recognized include trademarks and trade names, customer-related intangible assets, such as backlog, and contract-based intangible assets, such as advertising contracts, affiliation agreements, lease agreements, or broadcast programming rights. Subsequent to the closing of the Merger, the Company will determine the final allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed as of the closing date of the Merger. Since the other intangible assets discussed above are expected to have definite lives and would be subject to amortization, amortization expense recognized in periods subsequent to the closing of the Merger is expected to increase, which could have a material impact on the Company’s financial condition or results of operations after the Merger. The Company estimates that for every $100 million of definite-lived intangible assets that are acquired, amortization expense would increase by approximately $20 million to $33 million annually, and net income would decrease by approximately $12 million to $20 million annually, based on estimated useful lives of such intangibles of three to five years and the straight-line method of amortization. Every additional $100 million of definite-lived intangible assets with useful lives similar to that discussed at note (2) would be expected to increase amortization by approximately $29 million in the first twelve months after acquisition.

Operating Income (Loss)

	June 30, 2007	June 30, 2006	$ Change
	(Amounts in millions)
Operating income (loss)	$29.9	$(109.9)	$139.8

Operating income increased approximately $139.8 million for the three months ended June 30, 2007 from an operating loss of $109.9 million for the three months ended June 30, 2006. Operating income for the three months ended June 30, 2007 includes a non-cash impairment charge of approximately $13.6 million to write down the carrying value of certain assets to their estimated fair value related to eleven stations required to be transferred into a divestiture trust upon the closing of the Merger and one market for which the Company has entered into a definitive sales agreement. Corporate general and administrative costs increased $6.1 million as a result of a $1.3 million increase in stock-based compensation and related compensation costs of $1.8 million along with additional costs related to the integration of ABC Radio and certain legal costs. Operating income also includes the 19 days of operating results of the acquired ABC Radio Business since the closing date. During the three months ended June 30, 2006 the Company recorded a $149.8 million non-cash impairment charge to reduce the carrying amount of goodwill and the carrying amount of its indefinite lived intangible assets for certain of its markets to their respective estimated fair values.

On February 6, 2006, the Company entered into the ABC Radio Merger Agreement. Subsequent to entering into the ABC Radio Merger Agreement, the operating results of the ABC Radio Business declined. The ABC Radio Merger Agreement was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill totaling approximately $2.9 billion represent a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows expected to be generated by the ABC Radio Business. Because of a decline in the results of operations of the ABC Radio Business, the purchase price multiple implicit in the Merger transaction has increased. If market conditions and operational performance for the respective reporting units within the ABC Radio merged business were to continue to deteriorate or if events occur or circumstances change that would, more likely than not, reduce the fair value of the FCC licenses and goodwill for the respective reporting units below their respective reporting units carrying amounts, the Company may be required to recognize non-cash impairment charges in future periods, which could have a material adverse impact on the Company’s financial condition or results of operations.

In addition, the Company’s New Orleans market continues to be impacted by the lingering effects of Hurricane Katrina, and another radio market has been adversely impacted by a programming change completed in January of 2007. If these reporting units’ operating results do not improve to the levels anticipated by management, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses or goodwill below the respective reporting units’ carrying amounts, which as of June 30, 2007 includes approximately $157.1 million related to these intangible assets in these markets, the Company may be required to recognize impairment charges in future periods, which could have a material impact on the Company’s financial condition or results of operations.

Interest Expense, Net

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$13.8	$8.4	$5.4	64.3%

Interest expense increased to $13.8 million for the quarter ended June 30, 2007 from $8.4 million for the quarter ended June 30, 2006, an increase of $5.4 million. The increase in net interest expense was primarily the result of the interest incurred on the increased borrowings under the Company’s new senior credit and term loan facility as a result of the Merger and the payment of the Special Distribution as of the closing of the transaction. Interest expense is expected to significantly increase for the remainder of 2007 compared to expense incurred in the prior year based on the significant increase in financing obtained in conjunction with the Merger.

As more fully described at Note 15 to the accompanying consolidated condensed financial statements, we have received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of our convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and other agreements relating to the Merger. If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest thereon up to the maximum statutory rate of 9% commencing as of April, 24, 2006 through the date of payment on all convertible subordinated notes to be immediately due and payable. In the event we were required to refinance our convertible subordinated notes, we would expect our interest expense to increase significantly.

Write Off of Deferred Financing Costs Upon Extinguishment of Debt

In connection with the refinancing of Citadel Broadcasting Company’s Senior Credit Facility at the closing date of the Merger, we determined that deferred financing costs of approximately $0.6 million related to the existing debt, and this amount was written off during the quarter ended June 30, 2007.

Income Tax Expense (Benefit)

	June 30, 2007	June 30, 2006	$ Change
	(Amounts in millions)
Income tax expense (benefit)	$11.8	$(43.5)	$55.3

The effective tax rate of approximately 75.6% for the three months ended June 30, 2007 differs from the federal tax rate of 35% as the result of approximately $2.3 million of additional state income tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate upon the completion of the Merger as a result of a change in the jurisdictions in which the Company will conduct business, certain non-deductible compensation costs, and other non-deductible expenses.

State taxes and non-deductible expenses caused the effective tax rate of approximately 45% (excluding the affects of the asset impairment) for the three months ended June 30, 2006 to differ from the federal rate of 35%.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised or expire. As of June 30, 2007, the underlying fair value of equity awards since the date of grant has declined in value and the Company does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire in future periods, the Company may be required to immediately recognize additional non-cash write downs of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the stock-based compensation cost previously recognized in the financial statements to the amount that is realized.

The Company has recognized a deferred tax asset for certain net operating loss carryforwards for federal and state income tax purposes. There are certain restrictions pursuant to Internal Revenue Code Section 382 that may limit the combined company’s ability to utilize these tax attributes in future periods. The Company will continue to evaluate the deferred tax asset based on the operations of the combined company and determine whether a change in the valuation allowance is required.

Net Income (Loss)

Net income increased to $3.8 million, or $0.03 per basic share, for the three months ended June 30, 2007 compared to a net loss of $74.8 million, or $(0.67) per basic share, for the three months ended June 30, 2006 as a result of the factors described above. Included in net income for the three months ended June 30, 2007 was approximately $8.3 million related to a non-cash write down of the carrying value of certain assets to be disposed of to their estimated fair market value, net of tax, or $(0.06) per basic share, $4.9 million of stock-based compensation expense, net of tax, or $(0.03) per basic share and additional state income tax expense associated with an increase in the Company’s effective state tax rate of approximately $2.3 million or $(0.02) per basic share. Included in net income for the quarter ended June 30, 2006 was a non-cash asset impairment of approximately $92.0 million, net of tax, or $(0.82) per basic share related to the valuation of goodwill and intangible assets, and $3.9 million of stock-based compensation expense, net of tax, or $(0.04) per basic share.

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

Intangible assets reflected in the accompanying consolidated condensed balance sheet as of June 30, 2007 reflect a preliminary allocation to ABC Radio assets acquired, including FCC licenses and goodwill, which are not subject to amortization, and customer-related intangible assets that are being amortized in relation to the economic benefits of such asset over a total estimated useful life of approximately seven years. The Company will finalize the determination of the fair market value of the assets acquired and liabilities assumed, and the allocation of the purchase price consideration subsequent to the Merger. Pursuant to SFAS No. 141, other intangible assets shall be recognized if they (i) arise from contractual or other legal rights, regardless of whether those rights are transferable or separable from the ABC Radio Business or from other rights and obligations, or (ii) can be separated or divided from the ABC Radio Business and sold, transferred, licensed, rented, or exchanged, regardless of whether there is an intent to do so. In addition, other intangible assets that may be recognized include trademarks and trade names, customer-related intangible assets, such as backlog, and contract-based intangible assets, such as advertising contracts, affiliation agreements, lease agreements, or broadcast programming rights. Subsequent to the closing of the Merger, the Company will determine the final allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed as of the closing date of the Merger. Since the other intangible assets discussed above are expected to have definite lives and would be subject to amortization, amortization expense recognized in periods subsequent to the closing of the Merger is expected to increase, which could have a material impact on the Company’s financial condition or results of operations after the Merger. The Company estimates that for every $100 million of definite-lived intangible assets that are acquired, amortization expense would increase by approximately $20 million to $33 million annually, and net income would decrease by approximately $12 million to $20 million annually, based on estimated useful lives of such intangibles of three to five years and the straight-line method of amortization. Every additional $100 million of definite-lived intangible assets with useful lives similar to that discussed in at note (2) would be expected to increase amortization by approximately $29 million in the first twelve months after acquisition.

Net Income (Loss) Per Share

Basic income per share increased by approximately $0.70, from loss per basic share of $(0.67) for the 2006 second quarter to income per basic share of $0.03 for the 2007 second quarter. During the three months ended June 30, 2007 and 2006, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the quarter ended June 30, 2007 includes approximately 0.6 million and 0.5 million shares representing the impact of outstanding stock options and nonvested shares, respectively. The effect of the convertible subordinated notes was not included in the computation of diluted shares as their effect would have been antidilutive.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Revenue

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in millions)
Net revenues:
Local	$203.2	$178.7	$24.5	13.7%
National	30.9	27.8	3.1	11.2%

Net revenue	$234.1	$206.5	$27.6	13.4%

Net revenues for the six months ended June 30, 2007, including the results of ABC Radio, were $234.1 million. Net revenues excluding the results of ABC Radio were $202.8 million as compared to $206.5 million in the six months ended June 30, 2006, a decrease of 1.8%. The decrease in revenues was a result of lower revenues associated with format changes in Birmingham, AL as well as lower revenue in the Providence, RI market.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS No. 123R, which requires the cost of all new grants of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date over the requisite service period.

For the six months ended June 30, 2007, total stock-based compensation expense was $11.2 million on a pre-tax basis, with an associated tax expense of $0.7 million, or $(0.09), net of tax, per basic share. The related tax expense for the six months ended June 30, 2007 includes a $2.9 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Included in stock-based compensation expense for the six months ended June 30, 2007 is approximately $0.3 million related to adjustments for dividends paid on nonvested shares of common stock that the Company estimates will not ultimately vest, as well as approximately $1.5 million of previously suspended stock-based compensation expense for certain performance-vesting stock awards related to the first three months of 2007, which has been recognized on a cumulative basis since management of the Company believes that the required service will be rendered and the performance condition in certain of the nonvested performance-vesting share awards will be achieved. Total stock-based compensation expense for the six months ended June 30, 2006 was $8.2 million on a pre-tax basis, with an associated tax benefit of $1.8 million or $(0.06), net of tax, per basic share.

Total stock-based compensation expense recognized for the six months ended June 30, 2007 and 2006 is as follows:

	June 30, 2007	June 30, 2006	$ Change
	(Amounts in millions)
Stock-based compensation expense:
Cost of revenues	$0.5	$1.0	$(0.5)
Selling, general and administrative	1.4	1.3	0.1
Corporate general and administrative	9.3	5.9	3.4

Total stock-based compensation expense:	$11.2	$8.2	$3.0

Cost of Revenues

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$67.8	$56.0	$11.8	21.1%

Cost of revenues increased by approximately $11.8 million, or 21.1%, to $67.8 million for the six months ended June 30, 2007 as compared to the same period in 2006. The increase represents the approximately $11.7 million in cost of revenues incurred in the ABC Radio operations in the 19 days subsequent to closing.

Selling, General and Administrative

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$70.1	$63.6	$6.5	10.2%

Selling, general and administrative expenses for the six months ended June 30, 2007 were up approximately $6.5 million, or 10.2%, from $63.6 million in the 2006 period, resulting from the approximately $6.6 million in costs incurred in the ABC Radio markets from June 12, 2007 through June 30, 2007.

Corporate General and Administrative

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$22.7	$12.5	$10.2	81.6%

Corporate general and administrative expenses increased $10.2 million, or 81.6%, from $12.5 million during the six months ended June 30, 2006 to $22.7 million for the six months ended June 30, 2007. We incurred an increase of $3.4 million in stock-based compensation expense and related compensation costs of $1.8 million, higher costs related to the integration of ABC Radio, payroll taxes associated with the Special Distribution paid on nonvested shares of stock-based awards, and increases in certain legal costs.

The Company expects that the amounts of corporate general and administrative expenses in future periods will be higher when compared to prior year periods as a result of the increase in staffing in connection with the Merger and payments to a senior executive officer of the Company for the tax differential between ordinary income and dividend income tax rates during the years ended December 31, 2007 and 2008, in respect of dividends and distributions, if any, the senior executive officer receives in respect of certain nonvested equity awards, as well as potential additional grants of stock-based equity awards, if any.

Depreciation and Amortization

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$5.6	$10.2	$(4.6)
Amortization	1.7	0.8	0.9

Total depreciation and amortization	$7.3	$11.0	$(3.7)	-33.6%

Depreciation and amortization expense was $7.3 million during the six months ended June 30, 2007 compared to $11.0 million for the six months ended June 30, 2006. This decrease of approximately $3.7 million, or 33.6%, is composed of a reduction in depreciation expense related to the Company’s towers, transmitters and studio equipment that were recorded as part of the acquisition of the Company in June 2001, as these assets are now substantially fully depreciated. The approximately $1.9 million of depreciation and amortization expense recognized at ABC Radio primarily relates to the amortization of definite-lived intangible assets acquired by the Company in connection with the Merger. Exclusive of any significant station acquisitions or dispositions and any significant change in the purchase price allocation of ABC Radio, depreciation and amortization expense for the Company is expected to be approximately $30.0 million for the year ending December 31, 2007.

Intangible assets presented in the accompanying consolidated condensed balance sheet as of June 30, 2007 reflect a preliminary allocation to ABC Radio assets acquired, including FCC licenses and goodwill, which are not subject to amortization, and customer-related intangible assets that are being amortized in relation to the economic benefits of such asset over a total estimated useful life of approximately seven years. The Company will finalize the determination of the fair market value of the assets acquired and liabilities assumed, and the allocation of the purchase price consideration subsequent to the Merger. Pursuant to SFAS No. 141, other intangible assets shall be recognized if they (i) arise from contractual or other legal rights, regardless of whether those rights are transferable or separable from the ABC Radio Business or from other rights and obligations, or (ii) can be separated or divided from the ABC Radio Business and sold, transferred, licensed, rented, or exchanged, regardless of whether there is an intent to do so. In addition, other intangible assets that may be recognized include trademarks and trade names, customer-related intangible assets, such as backlog, and contract-based intangible assets, such as advertising contracts, affiliation agreements, lease agreements, or broadcast programming rights. Subsequent to the closing of the Merger, the Company will determine the final allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed as of the closing date of the Merger. Since the other intangible assets discussed above are expected to have definite lives and would be subject to amortization, amortization expense recognized in periods subsequent to the closing of the Merger is expected to increase, which could have a material impact on the Company’s financial condition or results of operations after the Merger. The Company estimates that for every $100 million of definite-lived intangible assets that are acquired, amortization expense would increase by approximately $20 million to $33 million annually, and net income would decrease by approximately $12 million to $20 million annually, based on estimated useful lives of such intangibles of three to five years and the straight-line method of amortization. Every additional $100 million of definite-lived intangible assets with useful lives similar to that discussed at note (2) would be expected to increase amortization by approximately $29 million in the first twelve months after acquisition.

Operating Income (Loss)

	June 30, 2007	June 30, 2006	$ Change
	(Amounts in millions)
Operating income (loss)	$55.5	$(86.4)	$141.9

Operating income increased approximately $141.9 million for the six months ended June 30, 2007 from an operating loss of $86.4 million for the six months ended June 30, 2006. Operating income for the six months ended June 30, 2007 includes a non-cash impairment charge of approximately $13.6 million to write down the carrying value of certain assets to their estimated fair value related to eleven stations required to be transferred into a divestiture trust upon the closing of the Merger and one market for which the Company has entered into a definitive sales agreement. Corporate general and administrative costs increased $10.2 million as a result of a $3.4 million increase in stock based compensation and related compensation costs of $1.8 million along with additional costs related to the integration of ABC Radio and certain legal costs. Operating income also includes the 19 days of operating results of the acquired ABC Radio Business since the closing date. During the six months ended June 30, 2006 the Company recorded a $149.8 million non-cash impairment charge to reduce the carrying amount of goodwill and the carrying amount of its indefinite lived intangible assets for certain of its markets to their respective estimated fair values.

On February 6, 2006, the Company entered into the ABC Radio Merger Agreement. Subsequent to entering into the ABC Radio Merger Agreement, the operating results of the ABC Radio Business declined. The ABC Radio Merger Agreement was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill totaling approximately $2.9 billion represent a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows expected to be generated by the ABC Radio Business. Because of a decline in the results of operations of the ABC Radio Business, the purchase price multiple implicit in the Merger transaction has increased. If market conditions and operational performance for the respective reporting units within the ABC Radio merged business were to continue to deteriorate or if events occur or circumstances change that would, more likely than not, reduce the fair value of the FCC licenses and goodwill for the respective reporting units below their respective reporting units carrying amounts, the Company may be required to recognize non-cash impairment charges in future periods, which could have a material adverse impact on the Company’s financial condition or results of operations.

In addition, the Company’s New Orleans market continues to be impacted by the lingering effects of Hurricane Katrina, and another radio market has been adversely impacted by a programming change completed in January of 2007. If these reporting units’ operating results do not improve to the levels anticipated by management, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses or goodwill below the respective reporting units’ carrying amounts, which as of June 30, 2007 includes approximately $157.1 million related to these intangible assets in these markets, the Company may be required to recognize impairment charges in future periods, which could have a material impact on the Company’s financial condition or results of operations.

Interest Expense, Net

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in millions)
Interest expense, net	$21.3	$15.3	$6.0	39.2%

Interest expense increased to $21.3 million for the six months ended June 30, 2007 from $15.3 million for the six months ended June 30, 2006, an increase of $6.0 million. The increase in net interest expense was primarily the result of the interest incurred on the increased borrowings under the Company’s new senior credit and term loan facility as a result of the Merger and the payment of the Special Distribution as of the closing of the transaction. Interest expense is expected to significantly increase for the remainder of 2007 compared to expense incurred in the prior year based on the significant increase in financing obtained in conjunction with the Merger.

As more fully described at Note 15 to the accompanying consolidated condensed financial statements, we have received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of our convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and other agreements relating to the Merger. If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest thereon at the maximum statutory rate of 9% commencing as of April 24, 2006 through the date of payment on all convertible subordinated notes to be immediately due and payable. In the event we were required to refinance our convertible subordinated notes, we would expect our interest expense to increase significantly.

Income Tax Expense (Benefit)

	June 30, 2007	June 30, 2006	$ Change
	(Amounts in millions)
Income tax expense (benefit)	$23.1	$(36.4)	$59.5

The effective tax rate of approximately 68.6% for the six months ended June 30, 2007 differs from the federal tax rate of 35% as the result of a non-cash write down of the Company’s deferred tax asset (as further described below), approximately $2.3 million in additional state income tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate upon the completion of the Merger as a result of a change in the jurisdictions in which the Company will conduct business, certain non-deductible compensation costs, and other non-deductible expenses. In the six months ended June 30, 2007, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, certain restrictions lapsed with respect to restricted stock units. As a result, in the first six months of 2007, the Company recognized a $2.9 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards.

State taxes and non-deductible expenses caused the effective tax rate of approximately 45% (excluding the affects of the asset impairment) for the six months ended June 30, 2006 to differ from the federal rate of 35%.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised or expire. As of June 30, 2007, the underlying fair value of equity awards since the date of grant have declined in value and the Company does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire in future periods, the Company may be required to immediately recognize additional non-cash write downs of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the stock-based compensation cost previously recognized in the financial statements to the amount that is realized.

The Company has recognized a deferred tax asset for certain net operating loss carryforwards for federal and state income tax purposes. There are certain restrictions pursuant to Internal Revenue Code Section 382 that may limit the combined company’s ability to utilize these tax attributes in future periods. The Company will continue to evaluate the deferred tax asset based on the operations of the combined company and determine whether a change in the valuation allowance is required.

Net Income (Loss)

Net income increased to $10.6 million, or $0.08 per basic share, for the six months ended June 30, 2007 compared to a net loss of $65.3 million, or $(0.58) per basic share, for the same period in 2006 as a result of the factors described above. Included in net income for the six months ended June 30, 2007 was approximately $8.3 million related to a non-cash write down of the carrying value of certain assets to be disposed of to their estimated fair market value, net of tax, or $(0.07) per basic share, approximately $11.9 million, net of tax, or $(0.09) per basic share, related to stock-based compensation expense and additional state income tax expense associated with an increase in the Company’s effective state tax rate of approximately $2.3 million or $(0.02) per basic share. Net loss for the six months ended June 30, 2006 includes a non-cash impairment of approximately $92.0 million, net of tax, or $(0.82) per basic share, related to the valuation of goodwill and intangible assets and $3.9 million, net of tax, or $(0.04) per basic share, of stock-based compensation expense.

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

Net Income (Loss) Per Share

Basic income per share increased by approximately $0.66, from loss per basic share of $(0.58) for the six months ended June 30, 2006 to income per basic share of $0.08 for the six months ended June 30, 2007. During the six months ended June 30, 2007 and 2006, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the six months ended June 30, 2007 includes approximately 0.3 and 0.6 million shares because of outstanding stock options and nonvested shares, respectively. Additionally, diluted shares outstanding in the 2007 period excludes approximately 13.1 million shares related to our convertible subordinated notes, as the impact of the shares is antidilutive.

Segment Results of Operations

The Company presents Segment OIBDA as a primary measure of profit and loss for its operating segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment OIBDA to the Company’s consolidated results of operations is presented in Note 14 (Reportable Segments) to the consolidated condensed financial statements.

The following tables present the Company’s revenues, Segment operating income before depreciation and amortization (“Segment OIBDA”), segment operating income, depreciation and amortization, asset impairment and disposal charges and stock-based compensation expense by segment, for the three and six months ended June 30, 2007 and 2006, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
Radio Markets	$130.6	$112.5	$223.5	$206.5
Radio Network	11.0	—	11.0	—

Net revenues	$141.6	$112.5	$234.5	$206.5

Intersegment revenues:
Radio Markets	$—	$—	$—	$—
Radio Network	0.4	—	0.4	—

Total intersegment revenues	$0.4	$—	$0.4	$—

Segment OIBDA:
Radio Markets	$44.4	$(98.6)	$79.1	$(63.5)
Radio Network	2.8	—	2.8	—

Total Segment OIBDA	$47.2	$(98.6)	$81.9	$(63.5)

Segment operating income (loss):
Radio Markets	$40.1	$(104.1)	$72.0	$(74.5)
Radio Network	2.6	—	2.6	—

Total segment operating income (loss)	$42.7	$(104.1)	$74.6	$(74.5)

Segment depreciation and amortization:
Radio Markets	$4.3	$5.5	$7.1	$11.0
Radio Network	0.2	—	0.2	—

Total segment depreciation and amortization	$4.5	$5.5	$7.3	$11.0

Asset impairment and disposal charges:
Radio Markets	$13.6	$149.8	$13.6	$149.8
Radio Network	—	—	—	—

Total asset impairment and disposal charges	$13.6	$149.8	$13.6	$149.8

Segment stock-based compensation expense:
Radio Markets	$1.5	$0.9	$1.9	$2.3
Radio Network	—	—	—	—

Total segment stock-based compensation expense	$1.5	$0.9	$1.9	$2.3

Radio Markets

	Three Months Ended June 30,		Six Months Ended June 30,
Radio Markets	2007	2006	2007	2006
Net revenues	$130.6	$112.5	$223.5	$206.5

Segment OIBDA	$44.4	$(98.6)	$79.1	$(63.5)
Depreciation and amortization	4.3	5.5	7.1	11.0

Operating income (loss)	$40.1	$(104.1)	$72.0	$(74.5)

For the three and six months ended June 30, 2007, Radio Market revenue increased $18.1 million, or 16.1% and $17.0 million, or 8.2%, respectively. The increase in Radio Market revenue is a result of the Company’s acquisition of ABC Radio on June 12, 2007. For both the three- and six-month periods ended June 30, 2007, the ABC radio stations contributed approximately $20.5 million in revenue to the Radio Market segment. Excluding the ABC stations, revenue declined $2.6 million, or 2.3% for the three months ended June 30, 2007. This decline was a result of lower revenues associated with format changes in Birmingham, AL as well as lower revenue in the Providence, RI, Tucson, AZ and Modesto, CA markets.

For the six months ended June 30, 2007, revenue, excluding the ABC stations, declined $3.6 million, or 1.7%. This decline in revenue was a result of lower revenues associated with format changes in Birmingham, AL as well as lower revenue in the Providence, RI market.

Segment OIBDA income for the three months ended June 30, 2007 was $44.4 million compared to segment OIBDA loss of ($98.6) million for the same period in 2006. The OIBDA for the three months ended June 30, 2007 includes approximately $10.1 million of OIBDA for the acquired ABC radio stations and a $13.6 million non-cash impairment charge to write down the carrying value of certain assets to their estimated fair value related to eleven stations required to be transferred into a divestiture trust upon closing of the Merger and one market for which the Company has entered into a definitive sales agreement. For the three months ended June 30, 2006, OIBDA loss includes a non-cash asset impairment charge of $149.8 million to reduce the carrying amount of goodwill and the carrying amount of indefinite lived intangibles for certain assets to their respective estimated fair values. Excluding the ABC radio OIBDA and the asset impairment and disposal charges for both periods, segment OIBDA declined primarily as a result of lower segment revenue.

Segment OIBDA income for the six months ended June 30, 2007 was $79.1 million compared to segment OIBDA loss of ($63.5) million for the same period in 2006. The OIBDA for the six months ended June 30, 2007 includes approximately $10.1 million of OIBDA for the acquired ABC radio stations and a $13.6 million non-cash impairment charge to write down the carrying value of certain assets to their estimated fair value related to eleven stations required to be transferred into a divestiture trust upon closing of the Merger and one market for which the Company has entered into a definitive sales agreement. For the six months ended June 30, 2006, OIBDA loss includes a non-cash asset impairment charge of $149.8 million to reduce the carrying amount of goodwill and the carrying amount of indefinite lived intangibles for certain assets to their respective estimated fair values. Excluding the ABC radio OIBDA and the asset impairment and disposal charges for both periods, segment OIBDA declined primarily as a result of lower segment revenue.

For additional information regarding depreciation and amortization, see Note 4 to the consolidated condensed financial statements.

Radio Network

	Three Months Ended June 30,		Six Months Ended June 30,
Radio Network	2007	2006	2007	2006
Net revenues	$11.0	$—	$11.0	$—

Segment OIBDA	$2.8	$—	$2.8	$—
Depreciation and amortization	0.2	—	0.2	—

Operating income (loss)	$2.6	$—	$2.6	$—

The segment information reported above includes the period from June 12, 2007 through June 30, 2007 for both periods presented as the Radio Network was acquired by the Company as part of the acquisition of ABC Radio. The Company has no prior year period revenue or operating income for comparison purposes as the Company has previously reported its operations as one segment, Radio Markets. The Company has only operated the Radio Network for the final 19 days in June.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by the operations of our Radio Markets and our Radio Network, undrawn commitments expected to be available under our senior credit and term facility (as more fully described in the “Subordinated Debt and Convertible Subordinated Notes” section below) and proceeds generated from the sale of our debt.

Pursuant to the Tax Sharing and Indemnification Agreement, for a period of two years, the Company may not enter into any agreement with respect to any transaction involving the acquisition of Company common stock or the issuance of shares of common stock of the Company except in certain limited instances.

As a result of the Merger, we have substantial indebtedness that may limit our ability to grow and to compete. As of June 30, 2007, we had a total indebtedness of approximately $2.5 billion. This indebtedness is substantial in amount and could have an impact on us. For example, these obligations could: (i) require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of cash flow for other purposes, including funding future expansion and ongoing capital expenditures; (ii) impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes; (iii) limit our ability to compete, expand and make capital improvements; (iv) increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and (v) limit or prohibit our ability to pay dividends and make other distributions.

Operating Activities

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in millions)
Net cash provided by operating activities	$66.6	$61.5	$5.1	8.3%

Net cash provided by operating activities was $66.6 million for the six months ended June 30, 2007 compared to $61.5 million for the same period in 2006. The increase of approximately $5.1 million is comprised of an increase in cash interest payments of approximately $4.1 million and an increase in corporate general and administrative expenses of approximately $6.8 million (excluding the increase of approximately $3.4 million representing stock-based compensation expense on a pre-tax basis), offset by the operations of the ABC markets and the Radio Network from June 12th through June 30, 2007.

Investing Activities

	June 30, 2007	June 30, 2006	$ Change
	(Amounts in millions)
Net cash used in investing activities	$(18.2)	$(24.2)	$(6.0)

Net cash used in investing activities for the six months ended June 30, 2007 was $18.2 million compared to net cash used in investing activities of $24.2 million for the six months ended June 30, 2006. The overall increase of $6.0 million is the result of the Merger completed in June of 2007 and various acquisition related costs incurred by the Company of approximately $21.8 million partially offset by the proceeds of approximately $7.4 million from the sale of assets in the six months ended June 30, 2007 and the purchase of a note receivable in the six months ended June 30, 2006 for approximately $9.7 million.

Financing Activities

	June 30, 2007	June 30, 2006	$ Change
	(Amounts in millions)
Net cash provided by (used in) financing activities	$32.0	$(36.0)	$68.0

Net cash provided by financing activities was $32.0 million for the six months ended June 30, 2007. The increase in cash provided by financing activities included the (i) proceeds from the new senior debt and borrowings under the previous credit facility of approximately $2,175.0 million, (ii) the repayment of $1,351.9 million for the debt assumed as part of the Merger, (iii) the repayment of the Company’s previous credit facility and (iv) payment of dividends and a special distribution to pre-merger shareholders of approximately $296.8.

For the six months ended June 30, 2006, net cash used in financing was approximately $36.0 million and related to the Company’s stock repurchase program and dividends paid to holders of common stock partially offset by borrowings under the Company’s credit facility in place at the time of the borrowings.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. During the six months ended June 30, 2007, we entered into agreements to repurchase approximately 1.2 million shares of our common stock for an aggregate amount of approximately $11.7 million which was paid in cash. In addition, we acquired approximately 0.9 million shares of common stock for approximately $8.9 million during the first two quarters of 2007 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. During the same period of 2006, we repurchased approximately 4.3 million shares of our common stock for an aggregate amount of approximately $50.7 million. Additionally, we paid a dividend and a special distribution to holders of our common stock during the first six months of 2007 and dividends to holders of our stock in 2006 of approximately $296.8 million and $40.9 million, respectively.

During the six months ended June 30, 2006, we completed acquisitions of five radio stations for a cash purchase price of approximately $9.0 million. We funded these acquisitions through cash flows from operating activities and borrowings under Citadel Broadcasting Company’s Senior Credit Facility.

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, capital expenditures and acquisitions of additional radio stations. Our capital expenditures totaled $4.0 million during the six months ended June 30, 2007, as compared to $4.2 million during the six months ended June 30, 2006. For the fiscal year ending December 31, 2007, we estimate that capital expenditures necessary for our existing facilities will be approximately $15.0 to $18.0 million. We believe that cash flows from our Radio Markets and our Radio Network operating activities, together with availability under our new credit and term facility described below, should be sufficient for us to fund our existing operations for at least the next 12 months.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions, dividends, or any of our other contractual or commercial commitments, including the refinancing of our convertible subordinated notes, we intend to seek additional funding in the credit markets, and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

The Separation Agreement contains a post-closing deferred purchase price adjustment (working capital adjustment) that is payable to TWDC within approximately three to four months after the closing of the transaction. As of June 30, 2007, the Company estimates the amount payable under the working capital adjustment as well as other transaction-related fees will be between $15 and $25 million.

With the completion of the Merger, we are intending to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest some of our stations. We are required to divest eleven stations that exceed the applicable ownership limits. We placed the stations in trust immediately upon the closing of the Merger. In addition, we have entered into an agreement for the sale of our Spokane, WA market for approximately $22.5 million and previously signed an agreement for the sale of our Ithaca, NY stations. Depending on market conditions, we would expect to generate between $100 and $200 million in gross sale proceeds over the next 12 to 24 months, which includes, among others, certain stations that are required to be divested as a result of the Merger.

Senior Debt

In connection with the Merger in June 2007, Citadel Broadcasting Corporation entered into a Senior Credit and Term Agreement that provides for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013 (“Tranche A Term Loans”), and $1,535 million term loans maturing in June 2014 (“Tranche B Term Loans”) (collectively, the “Senior Credit and Term Facility”). As of June 30, 2007, our Senior Credit and Term Loan Facility consisted of the following:

Availability. The amount available of revolving loans under the Senior Credit and Term Facility at June 30, 2007 was $197.8 million.

Interest. At our election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranges from 0.00% to 0.50%, depending on our leverage ratio; or (b) the Eurodollar rate plus a spread that ranges from 0.75% to 1.50%, depending on our leverage ratio.

For the outstanding principal for Tranche B Term Loans, we may elect interest to accrue at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranges from 0.50% to 0.75%, depending on our leverage ratio; or (b) the Eurodollar rate plus a spread that ranges from 1.50% to 1.75%, depending on our leverage ratio.

Maturity and Amortization. Principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Number of payments	Payment Amount
4	$15,000,000
4	$22,500,000
4	$112,500,000

Principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity on June 12, 2014.

The revolving loans are due in full on June 12, 2013.

Security and Guarantees. Our operating subsidiaries guarantee the Senior Credit and Term Facility.

Covenants. Our Senior Credit and Term Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, prohibit fundamental changes and limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, enter into sale and leaseback transactions, or make investments, loans and advancements. Our Senior Credit and Term Facility also contains covenants related to the satisfaction of a consolidated maximum net leverage ratio, as more fully described therein, which is 8.5 to 1.0 through September 30, 2008. We were in compliance with our financial covenant as of June 30, 2007.

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

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This derivative financial instrument is initially measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the option using the following assumptions: (1) February 15, 2011 as the term of the instrument, (2) 5% as the risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial condition and results of operations. The derivative liability estimated fair value of $0.4 million is classified as non current liability based on the expected maturity date of the convertible subordinated notes.

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

On February 21, 2006, we received a letter from an attorney claiming to represent holders of approximately $102.0 million of the principal amount of our convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and from other agreements relating to the ABC Radio transaction. Specifically, the letter alleges that certain transactions and agreements contemplated by the ABC Radio Merger Agreement do or did constitute a fundamental change under the indenture. On April 24, 2006, we received a second letter from the same attorney in which he claimed to represent holders of more than $109.0 million of the principal amount of our convertible subordinated notes and which letter claimed that we failed to cure the alleged defaults during the more than 60 days that elapsed since our receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the convertible subordinated notes, and the accrued and unpaid interest, due and payable immediately. We continue to believe that none of the transactions or agreements contemplated by the ABC Radio Merger Agreement or the other agreements relating to the ABC Radio transaction do or did constitute a fundamental change under the indenture. Therefore, we do not believe that any event of default, as defined in the indenture, has occurred or is continuing and does not believe that any holders have a right to declare obligations under the convertible subordinated notes due and payable.

On July 17, 2006, we filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York seeking a judgment declaring that the ABC Radio Merger Agreement and the other agreements relating to the ABC Radio transaction do not constitute a fundamental change for purposes of the indenture. On January 5, 2007, Wilmington Trust Company, the trustee under the indenture, filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the Court granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. We filed an amended complaint on March 8, 2007 against the trustee as the sole defendant in the action. Wilmington Trust Company served counter-claims against us on March 15, 2007. Discovery in this action is ongoing.

If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest thereon up to the maximum statutory rate of 9% commencing as of April 24, 2006 through the date of payment on all convertible subordinated notes to be immediately due and payable. If the convertible subordinated notes were to become due and payable, we would seek additional funding in the credit or capital markets, and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition of income tax positions, tax positions in interim periods, and income tax disclosures. See the notes to the consolidated condensed financial statements in Item 1 for further detail regarding the adoption of this standard.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to measure certain financial assets and liabilities at fair value and for entities which elect the fair value option, unrealized gains and losses will be reported in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis. The provisions of SFAS No. 159 are effective for the Company as of January 1, 2008. The application of SFAS No. 159 requires prospective application, and the difference between the carrying amount and the fair value is to be included in a cumulative effect adjustment to the opening balance of retained earnings. The Company does not believe the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated financial condition and results of operations.

In June 2007, the EITF issued Topic No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 requires the realized tax benefit for dividends paid on share-based payment awards expected to vest to be credited to the Company’s additional paid-in capital account. The application of EITF 06-11 shall be applied prospectively to income tax benefits of dividends declared on affected securities in fiscal years beginning after December 15, 2007. Earlier application is permitted. The Company is currently evaluating the impact of adopting EITF 06-11 on its consolidated financial condition and results of operations.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. These estimates and assumptions, as more fully disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006, relate in particular to the determination of the fair market value of assets acquired and liabilities assumed and the allocation of purchase price consideration; the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values (see also Note 4 to the Consolidated Condensed Financial Statements); the analysis of the measurement of deferred tax assets; the identification and quantification of income tax liabilities as result of uncertain tax positions, the determination of the appropriate service period underlying equity awards and the evaluation of historical performance compared to the terms of the performance objectives contained in performance-vesting awards, and the determination of the allowance for estimated uncollectible accounts and notes receivable. We also use assumptions when determining the value of certain fully vested stock units and when employing the Black-Scholes valuation model to estimate the fair value of stock options and the fair value of the derivative convertible subordinated note instrument. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable judgments. Actual results could differ significantly from these estimates under different assumptions and conditions. There have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2006.

Contractual and Commercial Commitments

In connection with the Merger in June 2007, we entered into a Senior Credit and Term Agreement that provides for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013, and $1,535 million term loans maturing in June 2014. As of June 30, 2007, the Company had not borrowed under the revolving portion of its Senior Credit and Term Facility and the Company had $330.0 million outstanding under the Company’s convertible notes.

As a result of the Merger and related refinancing, the contractual commitments of the Company have increased significantly since December 31, 2006. The interest amounts expected to be paid on the Senior Credit and Term Facility are estimated based on variable interest rates in effect as of June 25, 2007. The table below reflects the Company’s estimated contractual obligations and other commercial commitments as of June 30, 2007:

	Payments Due by Period (in millions)
Contractual Commitments	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in millions)
Senior debt	$—	$—	$180.7	$1,954.3	$2,135.0
Convertible subordinated notes	—	—	330.0	—	330.0
Interest payments on convertible notes	6.2	12.4	6.2	—	24.8
Variable interest payments	149.4	298.8	287.1	220.4	955.7
Sports broadcasting and employment contracts	117.0	155.5	48.7	13.7	334.9
Long-term network affiliate agreements	16.3	7.3	0.2	—	23.8
Operating leases	18.8	34.4	26.7	46.9	126.8
Other contractual obligations	15.7	24.2	4.0	0.2	44.1

	$323.4	$532.6	$883.6	$2,235.5	$3,975.1

See related discussion of these contractual commitments in the “Subordinated Debt and Convertible Subordinated Notes” above. The above schedule does not include payments that could be made related to our unrecognized tax benefits liability, which amounted to approximately $9.2 million as of January 1, 2007, the date we adopted FIN 48. The timing and amount of any such payments is dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months. Other than as set forth above, there have been no other significant changes in our contractual and commercial commitments as of June 30, 2007 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our credit agreement, which bears interest based on variable rates. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the approximately $1.1 billion of debt that was outstanding as of June 30, 2007 that is subject to fluctuations in the underlying interest rates. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $11 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of June 30, 2007.

As discussed above under the heading “Subordinated Debt and Convertible Subordinated Notes,” we have recorded the fair value of the derivative convertible subordinated note instrument due to our obligation to settle dividends in cash upon conversion, if any, of the convertible subordinated notes. At each subsequent reporting date, we measure the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. We measure the fair value of the option using the following assumptions; (1) February 15, 2011 as the expiration of the instrument, (2) 5% as the risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and

(4) estimated volatility of the Company’s common stock price during the expected term which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Changes in these assumptions can significantly change the estimated fair value of the derivative. Assuming a hypothetical increase of $1.00 in our common stock price while holding all other valuation assumptions unchanged, the estimated fair value of the derivative liability would increase, and income before tax would decrease by $0.5 million.

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

Based on their evaluations as of June 30, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of June 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of reviewing the internal control structure of the ABC Radio Business and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the ABC Radio Business.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal actions and claims that arose in the ordinary course of our business. Management believes that such litigation and claims will be resolved without a material effect on our financial condition, results of operations or cash flows.

See Item 1, Financial Statements, Note 15 to Citadel Broadcasting Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, as well as those matters discussed in Part II, Item 8, Financial Statements, Note 16 in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 for more information regarding specific legal actions and claims brought against us, which information is incorporated by reference into this section.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes stock repurchase information for the quarter ended June 30, 2007:

REGISTRANT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans

April 1, 2007 through April 30, 2007	174,200	$9.63	174,200	$64,587,581
May 1, 2007 through May 30, 2007	100,400	9.08	100,400	63,675,865
June 1, 2007 through June 30, 2007	—		—	63,675,865

Total	274,600	$9.43	274,600

Notes:

1)	On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of its outstanding common stock. However, pursuant to the Tax Sharing and Indemnification Agreement entered into by the Company, TWDC, and ABC Radio, as of June 12, 2007, certain limitations may exist that could impact the Company’s ability to repurchase the remaining shares authorized by the board of directors. Therefore, no assurance can be given as to the time period over which the shares will be repurchased or as to whether and to what extent the share repurchase will be consummated.

2)	The Company has acquired approximately 30,000 shares of common stock for approximately $0.2 million during the quarter ended June 30, 2007 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. Accordingly, these amounts are excluded from the table above.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting held on May 22, 2007, a majority of the Company’s stockholders: (i) elected J. Anthony Forstmann, Charles P. Rose, Jr., and Wayne T. Smith as directors, (ii) approved the material terms of the performance objectives that may apply to performance-based awards under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan (the “2002 Long-Term Incentive Plan”), (iii) approved the increase in the number of shares available for issuance under the 2002 Long-Term Incentive Plan by 8,000,000, (iv) approved the adoption of the Citadel Broadcasting Corporation Senior Executive Annual Bonus Plan, and (v) ratified the appointment of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending December 31, 2007.

The results of voting for the election of directors were as follows:

Director	For	Against	Broker Non- Votes	Abstain/Withheld
J. Anthony Forstmann	95,259,059	—	—	13,467,696
Charles P. Rose, Jr.	91,911,457	—	—	16,815,298
Wayne T. Smith	96,712,670	—	—	12,014,085

The results of voting for the material terms of the performance objectives that may apply to performance-based awards under the 2002 Long-Term Incentive Plan were as follows:

For	Against	Abstain	Non-Votes
102,595,966	6,106,045	24,744	—

The results of voting to increase the number of shares available for issuance under the 2002 Long-Term Incentive Plan by 8,000,000 were as follows:

For	Against	Abstain	Non-Votes
90,821,352	14,477,197	21,562	3,406,644

The results of voting to approve the adoption of the Citadel Broadcasting Senior Executive Annual Bonus Plan were as follows:

For	Against	Abstain	Non-Votes
93,347,819	11,938,126	34,166	3,406,644

The results of voting for the appointment of Deloitte & Touche LLP for the fiscal year ending December 31, 2007 were as follows:

For	Against	Abstain	Non-Votes
108,357,970	354,036	14,749	—

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: August 9, 2007	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ ROBERT G. FREEDLINE
Robert G. Freedline
Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2007	By:	/s/ RANDY L. TAYLOR
Randy L. Taylor
Vice President - Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.