Form 10-Q
period 2007-09-30
CITADEL BROADCASTING CORP
filed 2007-11-09
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31740

CITADEL BROADCASTING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0405729
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

As of November 2, 2007, net of shares held in treasury, there were 263,896,849 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

September 30, 2007

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$112,821	$3,747
Accounts receivable, net	207,001	77,852
Prepaid expenses and other current assets (including deferred income tax assets of $11,754 and $7,512 as of September 30, 2007 and December 31, 2006, respectively)	25,905	9,585

Total current assets	345,727	91,184

Property and equipment, net	138,071	83,934
FCC licenses	2,714,353	1,327,305
Goodwill	1,586,364	637,742
Customer relationships, net	72,885	—
Other assets, net	66,019	33,531

Total assets	$4,923,419	$2,173,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$96,052	$40,746
Long-term liabilities:
Senior debt	2,135,000	401,000
Convertible subordinated notes (net of discount of $1,655 and $2,037 as of September 30, 2007 and December 31, 2006, respectively)	328,345	327,963
Other long-term liabilities, less current portion	43,590	21,951
Deferred income tax liabilities	836,439	257,728

Total liabilities	3,439,426	1,049,388

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at September 30, 2007 and December 31, 2006; no shares issued or outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value – authorized, 500,000,000 shares at September 30, 2007 and December 31, 2006; issued, 290,732,189 and 138,276,712 shares at September 30, 2007 and December 31, 2006, respectively; outstanding, 263,896,849 and 113,439,059 shares at September 30, 2007 and December 31, 2006, respectively	2,907	1,383
Additional paid-in capital	2,415,741	1,582,858
Treasury stock, at cost, 26,835,340 and 24,837,653 shares at September 30, 2007 and December 31, 2006, respectively	(343,042)	(323,879)
Accumulated other comprehensive loss, net	(15,460)	—
Accumulated deficit	(576,153)	(136,054)

Total stockholders’ equity	1,483,993	1,124,308

Total liabilities and stockholders’ equity	$4,923,419	$2,173,696

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$240,207	$112,517	$474,284	$318,970

Operating Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	88,161	30,399	155,938	86,411
Selling, general and administrative	62,477	30,949	132,582	94,519
Corporate general and administrative	9,663	7,713	32,349	20,213
Local marketing agreement fees	337	320	997	947
Asset impairment and disposal charges	495,786	—	509,372	149,769
Depreciation and amortization	11,141	2,812	18,439	13,821
Other, net	74	(18)	(3,473)	(656)

Operating expenses	667,639	72,175	846,204	365,024

Operating (loss) income	(427,432)	40,342	(371,920)	(46,054)

Interest expense, net	40,366	8,615	61,668	23,913
Write off of deferred financing costs upon extinguishment of debt	—	—	555	—

(Loss) income before income taxes	(467,798)	31,727	(434,143)	(69,967)

Income tax (benefit) expense	(20,045)	13,361	3,055	(23,032)

Net (loss) income	$(447,753)	$18,366	$(437,198)	$(46,935)

Net (loss) income per share - basic	$(1.71)	$0.16	$(2.55)	$(0.42)

Net (loss) income per share - diluted	$(1.71)	$0.15	$(2.55)	$(0.42)

Dividends declared per share	$—	$0.18	$0.18	$0.54

Special distribution declared per share	$—	$—	$2.4631	$—

Weighted average common shares outstanding:
Basic	261,458	111,378	171,683	111,546

Diluted	261,458	124,622	171,683	111,546

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(437,198)	$(46,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,439	13,821
Write off of deferred financing costs	555	—
Asset impairment and disposal charges	509,372	149,769
Non-cash debt related amounts	604	1,378
Provision for bad debts	2,462	1,915
Gain on sale of assets	(3,473)	(562)
Deferred income taxes	1,373	(25,401)
Stock-based compensation expense	17,262	12,462
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,093)	(6,909)
Prepaid expenses and other current assets	(2,798)	(1,560)
Accounts payable, accrued liabilities and other obligations	10,840	310

Net cash provided by operating activities	100,345	98,288

Cash flows from investing activities:
ABC Radio merger acquisition costs	(19,148)	—
Capital expenditures	(9,540)	(7,135)
Cash paid to acquire stations	—	(18,369)
Proceeds from sale of assets	10,791	522
Purchase of a note receivable	—	(9,650)
Other assets, net	200	(4,470)

Net cash used in investing activities	(17,697)	(39,102)

Cash flows from financing activities:
Proceeds from senior credit and term facility	2,135,000	—
Debt issuance costs	(33,590)	—
Repayment of ABC Radio indebtedness	(1,351,855)	—
Borrowings from senior credit facility	40,000	135,000
Principal payments on senior credit facility	(441,000)	(47,500)
Purchase of shares held in treasury	(21,057)	(83,063)
Dividends paid to holders of common stock	(296,821)	(62,172)
Stock issuance costs associated with ABC merger	(4,436)	—
Principal payments on other long-term obligations	(73)	(262)
Repayment of stockholder notes	258	88

Net cash provided by (used in) financing activities	26,426	(57,909)

Net increase in cash and cash equivalents	109,074	1,277
Cash and cash equivalents, beginning of period	3,747	4,220

Cash and cash equivalents, end of period	$112,821	$5,497

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

Supplemental schedule of investing activities

Exclusive of the ABC Radio merger completed during the nine months ended September 30, 2007, as discussed at Note 2, the Company completed no additional acquisitions during the nine months ended September 30, 2007. The Company completed various radio station acquisitions during the nine months ended September 30, 2006 for $18,369, which approximates the fair value of assets acquired.

	Nine Months Ended September 30,
	2007	2006
Supplemental schedule of cash flow information

Cash Payments:
Interest	$62,376	$24,136
Income taxes	1,291	1,742
Barter Transactions:
Equipment purchases through barter	92	188
Barter Revenue - included in gross broadcasting revenue	9,753	6,315
Barter Expenses - included in cost of revenues and selling, general and administrative expense	9,368	6,051
Other Non-Cash Transactions:
Accrual of capital expenditures	637	—
Accrual of other assets	343	—
Dividends declared but not paid	—	20,571
Accrual of dividend gross-up obligation	807	—
Issuance of treasury shares for 401(k) plan employer match	650	—
FIN 48 liability	287	—
Change in fair value of derivative	2,510	—
Change in fair value of interest rate swap liability, net of tax	15,460	—

See Note 2 for information related to the ABC Radio merger

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

1. BASIS OF PRESENTATION

Description of the Company

In January 2001, Citadel Broadcasting Corporation, a Delaware corporation, was formed by affiliates of Forstmann Little & Co. (“FL&Co.”) and entered into an agreement with Citadel Communications Corporation (“Citadel Communications”) to acquire substantially all of the outstanding common stock of Citadel Communications in a leveraged buyout transaction. Citadel Broadcasting Company, a Nevada company and wholly-owned subsidiary of Citadel Communications, is referred to as “Citadel Broadcasting,” and in July 2004, Citadel Communications was liquidated into Citadel Broadcasting Corporation (the “Company”).

On February 6, 2006, the Company and Alphabet Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”) and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Agreement and Plan of Merger”). The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. The Company refers to the Agreement and Plan of Merger, as amended, as the “ABC Radio Merger Agreement.”

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

Also, on June 12, 2007, to effectuate the Merger, the Company entered into a new credit agreement with several lenders to provide debt financing to the Company in connection with the payment of the special distribution on June 12, 2007 immediately prior to the closing in the amount of $2.4631 per share to all pre-merger holders of record of Company common stock as of June 8, 2007 (the “Special Distribution”), the refinancing of Citadel Broadcasting’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the Merger.

The Company’s consolidated condensed balance sheet as of September 30, 2007 includes the acquired assets and assumed liabilities of ABC Radio. The Company’s consolidated condensed statements of operations and of cash flows also include the operating results of the ABC Radio Business subsequent to the closing date of June 12, 2007.

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

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits, and therefore, these stations, the carrying value of which is immaterial, were placed in a trust as of the closing date of the Merger. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company consolidates the trust in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses consolidation by a business enterprise of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) hold a significant variable interest in, or have significant involvement with, an existing VIE.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and to the Form 8-K/A filed on August 9, 2007 for the unaudited pro forma financial information relating to the Merger.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The provision for bad debts has been presented separately from the change in accounts receivable in the accompanying unaudited consolidated condensed statements of cash flows. Barter expenses relating to selling, general and administrative activities were reclassified from cost of revenues to selling, general and administrative in the accompanying unaudited consolidated condensed statements of operations.

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

Allowance for Estimated Uncollectible Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net, on the accompanying consolidated condensed balance sheets consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Trade receivables	$214,525	$80,309
Allowance for estimated uncollectible accounts	(7,524)	(2,457)

Accounts receivable, net	$207,001	$77,852

Derivative Instruments and Hedging Activities

The Company has valued its obligation to settle dividends in cash upon the conversion of its convertible subordinated notes, if any, in accordance with Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company measures the estimated fair value of the derivative financial instrument as of each reporting date, and any increase or decrease in fair value of the derivative liability is recognized immediately in earnings. For the three and nine months ended September 30, 2007, the Company recognized a decrease in the estimated fair value of the financial derivative instrument liability in the amount of $0.3 million and $2.5 million, respectively, which is included in interest expense, net, and the estimated fair value of the derivative liability as of September 30, 2007 and December 31, 2006 is less than $0.1 million and $2.5 million, respectively, which is included in other long-term liabilities in the accompanying consolidated condensed balance sheets.

The Company is exposed to fluctuations in interest rates, primarily attributable to borrowings under its senior credit and term facility (see Note 7). The Company actively monitors these fluctuations and from time to time may enter into derivative instruments to mitigate the variability of interest payments in accordance with its risk management strategy. The Company accounts for interest rate swap arrangements in accordance with SFAS No. 133. The accounting for changes in the fair values of such derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense. See Note 9 for further discussion.

Debt Issuance Costs and Debt Discount

The costs related to the issuance of debt are capitalized as other assets and amortized to interest expense using the effective interest rate method over the term of the related debt. As further discussed at Note 7, in connection with the Merger, the Company entered into a new credit arrangement replacing Citadel Broadcasting’s senior credit agreement. In connection with the new credit arrangement, the Company incurred approximately $33.6 million of debt issuance costs. For the three months ended September 30, 2007 and 2006 the amortization of debt issuance costs was $1.6 million and $0.5 million, respectively, and for the nine months ended September 30, 2007 and 2006 the amortization of debt issuance costs was $2.7 million and $1.4 million, respectively. In accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the Company determined that of the $2.0 million in remaining debt issuance costs relating to Citadel Broadcasting’s senior credit agreement, $0.6 million should be written off during the quarter ended June 30, 2007 in connection with the modification of debt. The remaining costs will be amortized over the respective terms of the related components of the Company’s new credit arrangement. The discount recorded as a reduction to the convertible subordinated notes is amortized to interest expense over the term of the notes. For the three and nine months ended September 30, 2007, the amortization of the discount was $0.1 million and $0.4 million, respectively.

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

In June 2007, the EITF issued Topic No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 requires the realized tax benefit for dividends paid on share-based payment awards expected to vest to be credited to the Company’s additional paid-in capital account. The application of EITF 06-11 shall be applied prospectively to income tax benefits of dividends declared on affected securities in fiscal years beginning after December 15, 2007. Earlier application is permitted. The Company does not believe that the adoption of EITF 06-11 will have a material impact on its consolidated financial condition and results of operations.

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

•

The existence of a large minority voting interest when no other stockholder has a significant interest. In this case, unless defined, stockholders of the Company that are affiliated with FL&Co. hold an approximate 29% voting interest of the outstanding common stock of the Company after the Merger, which we believe is larger than that of any other holder.

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

In accordance with SFAS No. 141, the Merger was treated as a purchase of the ABC Radio Business by the Company as the accounting acquirer. Accordingly, goodwill arising from the Merger will be determined as the excess of the purchase price for the ABC Radio Business over the fair value of its net assets. The preliminary adjustments to net assets and goodwill as presented in these unaudited consolidated condensed financial statements are based upon various estimates.

The final determination of the fair market value of the assets acquired and liabilities assumed and the final allocation of the purchase price consideration may differ significantly from the preliminary allocation. Additionally, the preliminary purchase price allocation does not reflect any estimated liabilities related to the potential relocation or termination of employees in connection with the Merger since the criteria specified in EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, have not been met. Senior management of the Company is engaging in ongoing assessments of the potential organizational changes, and this process is expected to be finalized as soon as practicable; however, amounts of such activities can not be reasonably estimated as of September 30, 2007. See further discussion related to the finalization of the allocation of the purchase price at Note 4.

In thousands, except per share amounts
Fair value of common stock issued:
Number of shares issued	151,707
Per share value	$7.2369

Total fair value of common stock issued	$1,097,890
Value of converted equity awards	17,627
Direct transaction costs	25,271

Total purchase price consideration	$1,140,788

Current assets	$132,377
Property and equipment	57,519
FCC licenses	1,440,300
Other intangible assets	81,200
Other assets	6,452
Accounts payable, accrued liabilities and other liabilities	(47,114)
Deferred income tax liabilities	(585,296)
ABC Radio debt assumed	(1,350,000)
Other long-term liabilities	(819)

Fair value of liabilities assumed in excess of fair value of net assets acquired	$(265,381)

Goodwill	$1,406,169

As further discussed at Note 4, intangible assets presented in the table above reflect a preliminary allocation to ABC Radio assets acquired, including FCC licenses and goodwill, which are not subject to amortization, and customer-related intangible assets that are being amortized in relation to the economic benefits of such assets over a total estimated useful life of approximately seven years. During the quarter ended September 30, 2007, the Company recognized a non-cash impairment charge of $377.6 million to write down the carrying value of goodwill related to the ABC Radio Business to $1,028.6 million. The impairment charge is attributable to an overall deterioration in the radio market place and to a significant decline in the Company’s stock price during the three months ended September 30, 2007.

The Company will finalize the determination of the fair market value of assets acquired and liabilities assumed in the Merger and the allocation of the purchase price consideration in a subsequent period. The final allocation of the purchase price may be significantly different than the preliminary allocation. Changes in the allocation of amounts to definite-lived intangibles could result in a significant change in the amount of amortization expense recognized relative to such intangibles in future periods.

The Company may also be required to recognize impairment charges in future periods as the ABC Radio purchase price allocation is finalized, which could have a material impact on the Company’s financial condition or results of operations. See Note 4 for further discussion.

The following summarized unaudited pro forma results of operations for the three and nine months ended September 30, 2007 and 2006 assume that the Merger occurred as of January 1 of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred as of January 1 of each period presented or which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net revenue	$240,207	$249,231	$706,804	$727,354
Net (loss) income	(447,753)	17,972	(449,116)	(55,317)
Basic net (loss) income per common share	$(1.71)	$0.07	$(1.72)	$(0.21)
Diluted net (loss) income per common share	$(1.71)	$0.07	$(1.72)	$(0.21)

3. INCOME TAXES

The income tax benefit for the three months ended September 30, 2007 resulted in an effective tax rate of approximately 4.3%, which differs from the federal tax expense rate of 35% primarily as the result of the $495.8 million in asset impairment and disposal charges for which the Company recognized a tax benefit of only $32.6 million as the majority of the charges related to non-deductible goodwill. Excluding the asset impairment and disposal charges, income before taxes would have been approximately $28.0 million and income tax expense would have been approximately $12.6 million, resulting in an effective tax rate of 45.0%. This increase in effective tax rate as compared to the federal tax rate relates to state income taxes, net of federal benefit, certain non-deductible compensation costs and other non-deductible expenses.

For the nine months ended September 30, 2007, the Company recognized tax expense of approximately $3.1 million based on a loss before income taxes of approximately $434.1 million. Excluding the asset impairment and disposal charge of $509.4 million and the tax benefit associated with this charge of approximately $37.8 million, income before taxes would have been approximately $75.3 million and tax expense would have been approximately $40.9 million, resulting in an effective tax rate of 54.4%. The Company’s effective tax rate differs from the federal tax rate of 35% as a result of a $3.0 million non-cash write down of the Company’s deferred tax asset (as further discussed below), $2.4 million state income tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate upon the completion of the Merger as a result of a change in the jurisdictions in which the Company conducts business, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2007, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, certain restrictions lapsed with respect to restricted stock units. As a result, in the first quarter of 2007, the Company recognized a $2.9 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. In addition, time-vesting restricted shares vested during the nine months ended September 30, 2007, and the Company recognized a $0.1 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes.

The effective tax rate of approximately 42% for the three months ended September 30, 2006 differs from the federal tax rate of 35% primarily due to state taxes and non-deductible compensation and other expenses. The income tax benefit in the nine-month period ended September 30, 2006 is primarily the result of the approximately $57.8 million deferred income tax benefit related to the asset impairment as discussed at Note 4. This benefit was adversely impacted by a partial write-off of non-deductible goodwill as a result of the asset impairment. Excluding the effects of the asset impairment, the effective tax rate for the nine months ended September 30, 2006 was 44%.

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

As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing an additional estimated reduction in its deferred tax assets of approximately $4.9 million, of which approximately $2.9 million was recorded as an adjustment to the opening balance of accumulated deficit as of January 1, 2007, and approximately $2.0 million was recorded as an increase to goodwill related to uncertain tax positions from a prior acquisition. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was approximately $9.2 million at January 1, 2007. Approximately $0.3 million of the uncertain tax positions is included in other long-term liabilities in the consolidated condensed balance sheets as of September 30, 2007, and approximately $8.9 million is reported as a deferred tax liability, reducing the Company’s deferred tax asset for its net operating loss. If the Company’s positions are sustained by the taxing authorities in favor of the Company and it is more likely than not that the Company will realize the tax benefits, then approximately $5.2 million would be recognized as a reduction of goodwill, and approximately $4.0 million would reduce the Company’s effective tax rate. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through January 1, 2008.

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

SFAS No. 142 requires the Company to test FCC licenses on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of FCC licenses below the amount reflected in the balance sheet. The annual test, which is performed by the Company as of October 1 in the fourth quarter of each year, requires that the Company (1) determine the reporting unit and (2) compare the carrying amount of the FCC licenses reflected on the balance sheet in each reporting unit to the fair value of the reporting unit’s FCC licenses.

The Company determines the fair value of the FCC licenses for each of its reporting units within its Radio Market by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are FCC licenses. For purposes of testing the carrying value of its FCC licenses for impairment, the fair value of FCC licenses for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables include, but are not limited to: (1) the forecasted growth rate of each Radio Market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values.

SFAS No. 142 also requires the Company to test goodwill at its reporting units within its Radio Market segment and Radio Network segment on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet. The Company performs its annual impairment test as of October 1 in the fourth quarter of each year by (1) determining the reporting unit and (2) comparing the fair value of each reporting unit with the amount reflected in the balance sheet. If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet.

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

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.8 billion were recorded as part of the preliminary purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to an overall decline in the radio market place, the Company’s stock price declined significantly during the three months ended September 30, 2007. As a result, the Company reviewed the estimated fair value of the assets acquired in connection with the ABC Radio transaction. The Company recognized a $377.6 million non-cash impairment charge to reduce the carrying value of ABC Radio to its estimated fair value. If market conditions and operational performance of the respective reporting units within the ABC Radio Business were to continue to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition or results of operations. As more fully discussed at Note 2, the Company may also be required to recognize impairment charges in future periods as the ABC Radio purchase price allocation is finalized.

As a result of the overall decline in the radio market place discussed above and certain reporting units being more likely than not to be disposed, the Company also conducted an interim impairment test for certain of its other reporting units during the quarter ended September 30, 2007. As a result, the Company recorded a non-cash impairment charge of $112.7 million to reduce the carrying value of FCC licenses and goodwill by $33.9 million and $78.8 million, respectively, to their estimated fair values. If market conditions and operational performance of these respective reporting units were to continue to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses and goodwill for these reporting units below their adjusted carrying amounts, the Company may also be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition or results of operations.

During the three and nine months ended September 30, 2007, the Company recognized a non-cash impairment charge of $5.5 million and $19.1 million, respectively, to write down the carrying amounts to the estimated fair market value related to certain of the eleven stations that were required to be transferred into a divestiture trust upon the closing of the Merger, and the Company entered into a definitive sales agreement for one of the stations.

In addition, the Company’s New Orleans market continues to be impacted by the lingering effects of Hurricane Katrina, and another radio market has been adversely impacted by a programming change completed in January of 2007. If these reporting units’ operating results do not improve to the levels anticipated by management, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses or goodwill below the respective reporting units’ carrying amounts, which as of September 30, 2007 includes approximately $157.1 million related to these intangible assets in these markets, the Company may be required to recognize impairment charges in future periods, which could have a material impact on the Company’s financial condition or results of operations.

During the nine months ended September 30, 2006, the Company conducted an interim impairment test for eleven of its reporting units. The fair values for FCC licenses and goodwill for the reporting units were estimated using the income and market approach. The analysis resulted in a non-cash impairment charge of $149.8 million on a pre-tax basis.

The changes in the carrying amounts of FCC licenses and goodwill for the period ended September 30, 2007 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, January 1, 2007	$1,327,305	$637,742
Acquisitions	1,440,300	1,406,169
Asset impairment and disposal charges	(51,068)	(457,134)
Dispositions	(2,114)	(2,418)
Station purchase price adjustment	(70)	2,005

Balance September 30, 2007	$2,714,353	$1,586,364

As discussed at Note 1, the Company completed the Merger on June 12, 2007. In connection with the purchase price allocation, the Company has preliminarily allocated approximately $1,440.3 million to the value of the FCC licenses and $1,406.2 million to the value of goodwill, which has been reduced by the non-cash impairment charge of $377.6 million recognized in the third quarter of 2007.

As discussed at Note 3, the Company adjusted the estimated value of its uncertain tax positions, and as a result, approximately $2.0 million was recorded as an increase in goodwill.

Definite-Lived Intangible Assets

In connection with the Merger, the Company has preliminarily allocated $81.2 million to customer relationships that the Company estimates to have a seven-year useful life. Other definite-lived intangible assets are included within other assets, net, in the accompanying consolidated condensed balance sheets, and the balance as of September 30, 2007 and December 31, 2006 was $4.2 million and $2.2 million, respectively. The amount of amortization expense for definite-lived intangible assets was $6.9 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively, and $8.6 million and $0.9 million for the nine months ended September 30, 2007 and 2006, respectively. The Company estimates the following amount of amortization expense over the next five years related to definite-lived intangible assets:

Amortization Expense
(in thousands)
2007	$15,609
2008	20,294
2009	15,587
2010	11,923
2011	8,633

$72,046

Intangible assets reflected in the accompanying consolidated condensed balance sheet as of September 30, 2007 reflect a preliminary allocation to ABC Radio assets acquired, including FCC licenses and goodwill, which are not subject to amortization, and customer-related intangible assets that are being amortized in relation to the economic benefits of such asset over a total estimated useful life of approximately seven years. The Company will finalize the determination of the fair market value of the assets acquired and liabilities assumed in the Merger and the allocation of the purchase price consideration in a subsequent period. Pursuant to SFAS No. 141, other intangible assets shall be recognized if they (i) arise from contractual or other legal rights, regardless of whether those rights are transferable or separable from the ABC Radio

Business or from other rights and obligations, or (ii) can be separated or divided from the ABC Radio Business and sold, transferred, licensed, rented, or exchanged, regardless of whether there is an intent to do so. In addition, other intangible assets that may be recognized include trademarks and trade names, customer-related intangible assets, such as backlog, and contract-based intangible assets, such as advertising contracts, affiliation agreements, lease agreements, or broadcast programming rights. The Company will determine the final allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed as of the closing date of the Merger. Since the other intangible assets discussed above are expected to have definite lives and would be subject to amortization, amortization expense recognized in periods subsequent to the closing of the Merger is expected to increase, which could have a material impact on the Company’s financial condition or results of operations after the Merger. The Company estimates that for every $100 million of definite-lived intangible assets that are acquired, amortization expense would increase by approximately $20 million to $33 million annually, and net income would decrease by approximately $12 million to $20 million annually, based on estimated useful lives of such intangibles of three to five years and the straight-line method of amortization. Every additional $100 million of definite-lived intangible assets with useful lives similar to the customer-related intangible assets discussed at Note 2 would be expected to increase amortization by approximately $29 million in the first twelve months after acquisition.

5. DISPOSITIONS

As discussed at Note 1, the Company completed the Merger on June 12, 2007. The FCC has determined that the Merger results in a substantial change in control (as defined under the FCC’s rules and policies), and as a result, the Company was required to divest eleven stations that exceed the applicable ownership limits, the carrying value of which is immaterial. The Company placed the stations in trust immediately upon the closing of the Merger.

The Company completed the sale of the Ithaca, NY market during the quarter ended September 30, 2007 and has entered into an agreement for the sale of its stations in the Spokane, WA market for approximately $21.5 million.

The Company has also completed the disposition of a station in the Charleston, SC market and entered into an agreement for the sale of a station in the Tuscaloosa, AL market for approximately $0.2 million.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognized a non-cash expense of approximately $5.5 million and $19.1 million during the three and nine months ended September 30, 2007, respectively, which is presented as an asset impairment and disposal charge in the accompanying consolidated condensed statement of operations to adjust certain of these assets’ carrying amounts to their estimated fair market value.

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

Principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity on June 12, 2014.

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

Below is a table that sets forth the rates and the amounts borrowed under the Company’s Senior Credit and Term Facility as of September 30, 2007 and Citadel Broadcasting’s Senior Credit Facility as of December 31, 2006:

	September 30, 2007		December 31, 2006
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Tranche A Term Loans	$600,000	6.63 to 6.70%	$—	—
Tranche B Term Loans	1,535,000	6.76 to 6.83%	—	—
Senior Credit Facility	—	—	401,000	6.10 to 6.12%

As of September 30, 2007, the Company had $198.1 million available in revolving loan commitments under the Senior Credit and Term Facility.

The Company’s operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

The Company’s Senior Credit and Term Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, prohibit fundamental changes and limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, enter into sale and leaseback transactions, or make investments, loans and advancements. The Company’s Senior Credit and Term Facility also contains covenants related to the satisfaction of a consolidated maximum net leverage ratio, as more fully described therein, which is 8.5 to 1.0 through September 30, 2008. The Company was in compliance with its financial covenants as of September 30, 2007. See additional discussion at Note 8.

8. SUBORDINATED DEBT AND CONVERTIBLE SUBORDINATED NOTES

On February 18, 2004, the Company sold 9,630,000 shares of common stock at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discounts of approximately $6.6 million. The convertible subordinated notes are due February of 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion price was adjusted to $25.16 per share of the Company’s common stock, effective immediately after November 30, 2005, as a result of the declared dividend to stockholders of record of the Company’s common stock on November 30, 2005 in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to any subsequent dividends declared, since, in lieu of such adjustment, holders of the convertible subordinated notes will be entitled to the dividend amount upon conversion.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19 and SFAS No. 133. This derivative financial instrument is initially measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the conversion option using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) 5% as the risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term, which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial condition and results of operations. The derivative liability estimated fair value was less than $0.1 million and $2.5 million as of September 30, 2007 and December 31, 2006, respectively, is classified as non-current liability based on the expected maturity date of the convertible subordinated notes.

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

On July 17, 2006, the Company filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York seeking a judgment declaring that the ABC Radio Merger Agreement and the other agreements relating to the ABC Radio transaction do not constitute a fundamental change for purposes of the indenture. On January 5, 2007, Wilmington Trust Company, the trustee under the indenture, filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the Court granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. The Company filed an amended complaint on March 8, 2007 against the trustee as the sole defendant in the action. Wilmington Trust Company served counter-claims against the Company on March 15, 2007. Discovery in this action is complete, and both parties have filed motions for summary judgment, which are currently pending with the court.

If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest thereon up to the maximum statutory rate of 9% commencing approximately as of April 24, 2006 through the date of payment on all convertible subordinated notes to be immediately due and payable, which approximates $35 million as of September 30, 2007. The Company is currently evaluating its financing options in light of its overall capital structure and its current and future financing needs. If the convertible subordinated notes were to become due and payable, there can be no assurance that we would be able to obtain the additional necessary financing on terms acceptable to the Company.

See additional discussion at Note 15.

9. INTEREST RATE SWAP

In June 2007, the Company entered into an interest rate swap agreement. The agreement is an amortizing swap agreement with an initial notional amount of $1,067.5 million on which the Company pays a fixed rate of 5.394% and receives a variable rate from the counterparty based on a three-month London Interbank Offered Rate (“LIBOR”), for which measurement and settlement is performed quarterly. This agreement is used to manage the Company’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates, and the Company has designated the swap as a cash flow hedge in accordance with SFAS No. 133. The counterparty to this interest rate swap agreement is a major financial institution, and the Company does not anticipate nonperformance by this counterparty. Changes in the fair value of the interest rate swap that are effective are recorded in accumulated other comprehensive income (loss) within total stockholders’ equity on the accompanying consolidated condensed balance sheets. As of September 30, 2007, the fair value of the swap is estimated to be a liability of approximately $25.6 million and is classified as non-current, and the change in fair value for the three and nine months ended September 30, 2007 was $24.1 million and $25.6 million, respectively.

10. STOCKHOLDERS’ EQUITY

As further discussed at Note 1, the Company issued 151,707,199 shares of its common stock to TWDC’s stockholders in connection with the Merger.

Stock Repurchase Plan

On June 29, 2004 and November 3, 2004 the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of September 30, 2007, the Company had repurchased approximately 26.2 million shares of common stock for an aggregate amount of approximately $337.6 million under these repurchase programs. In addition, the Company has acquired approximately 0.9 million shares of common stock for approximately $8.9 million during the nine months ended September 30, 2007 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. However, as a result of the Tax Sharing and Indemnification Agreement and the Merger, the Company may only repurchase additional shares under very limited circumstances. As of September 30, 2007, net of shares held in treasury, the Company had 263,896,849 shares of common stock outstanding.

Dividends

Beginning in the fourth quarter of 2005, the Company’s board of directors declared a quarterly dividend to holders of common stock of the Company. There were no quarterly dividends declared or paid during the three months ended September 30, 2007. The following table sets forth the cash dividends declared and paid in 2007 and 2006.

Declared Date	Record Date	Payment Date	Dividend Per Share
October 5, 2005	November 30, 2005	January 18, 2006	$0.18
January 31, 2006	March 30, 2006	April 18, 2006	0.18
May 31, 2006	June 30, 2006	July 18, 2006	0.18
August 1, 2006	October 5, 2006	October 20, 2006	0.18
January 29, 2007	February 12, 2007	February 27, 2007	0.18

Dividends paid during the nine months ended September 30, 2007 and the year ended December 31, 2006 totaled $20.4 million and $82.7 million, respectively.

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

11. COMPREHENSIVE (LOSS) INCOME

The Company’s comprehensive (loss) income consists of net (loss) income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive (loss) income consists of gains or losses on derivative instruments that qualify for cash flow hedge treatment.

The following table sets forth the components of comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net (loss) income	$(447,753)	$18,366	$(437,198)	$(46,935)

Other comprehensive (loss) income (net of tax provision of $9,553 and $0 for the three months ended September 30, 2007 and 2006, respectively, and $10,145 and $0 for the nine months ended September 30, 2007 and 2006, respectively) comprised of derivative and hedging activities	(14,558)	—	(15,460)	—

Comprehensive (loss) income	$(462,311)	$18,366	$(452,658)	$(46,935)

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

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in stockholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool when the restrictions lapse or stock options are exercised or expire. As of September 30, 2007, the underlying fair value of equity awards since the date of grant has declined in value, and the Company does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the corresponding deferred tax asset, which may be material to the consolidated results of operations.

Long-Term Incentive Plans

Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan

Stock options are generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan (the “2002 Long-Term Incentive Plan”) with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment or service as a director or independent contractor. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the nine months ended September 30, 2007: risk-free interest rate of approximately 5%; dividend yield of approximately 3%; expected life of approximately six years; and volatility of approximately 27%. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended September 30, 2006: risk-free interest rate of approximately 5%; dividend yield of approximately 7%; expected life of approximately six years; and volatility of approximately 27%.

On March 16, 2006, the compensation committee of the Company’s board of directors approved (i) the modification of 1,250,000 shares of nonvested stock, originally granted on September 20, 2005 to a senior executive officer of the Company, to subject them to additional criteria based on the Company’s attainment of certain revenue-related performance objectives and to extend the applicable vesting dates, (ii) the issuance of 1,281,994 nonvested performance-vesting shares to certain of the Company’s senior executive officers, which are also subject to the Company’s attainment of certain revenue-related performance objectives and the continued employment of the individuals, and (iii) the cancellation of fully vested options to purchase 4,150,000 shares of common stock of the Company that had been granted to a senior executive officer of the Company in March 2002 at an exercise price of $3.50 per share and their replacement with 2,868,006 fully vested stock units with deferred distribution dates (the “Undelivered Shares”). The incremental pre-tax fair value of approximately $0.2 million, measured pursuant to SFAS No. 123R, attributed to the exchange of awards related to the Undelivered Shares was determined based on the market price of the underlying stock at the date of grant and was recognized as compensation cost immediately on the date of modification. The Company obtained stockholder approval for these items at the annual meeting of stockholders held on May 24, 2006.

In December 2006, the compensation committee approved a payment to a senior executive officer of the Company for the tax differential between ordinary income and dividend income tax rates during the years ended December 31, 2006, 2007 and 2008, in respect of dividends and distributions, if any, the senior executive officer receives in respect of any nonvested portion of the performance-vesting shares granted as of March 16, 2006 and any Undelivered Shares that have not yet been distributed. At the Company’s discretion, such payments can be paid in cash or additional shares of common stock of the Company. During the nine months ended September 30, 2007, the Company paid approximately $1.8 million in cash and $1.1 million in shares of common stock of the Company for this tax differential payment. Any remaining payments in 2008 are to be calculated as the product of 0.3738 and the aggregate amount of any such dividends and distributions received in respect of any of the remaining nonvested portion of certain of the performance-vesting shares granted as of March 16, 2006 and any Undelivered Shares that have not yet been distributed.

As of September 30, 2007, unrecognized pre-tax compensation cost related to the nonvested performance-vesting shares was approximately $7.5 million, and will be expensed, if it is probable that the performance objectives are expected to be achieved, over a weighted average period of less than one year. Unrecognized pre-tax compensation cost related to nonvested time-vesting arrangements and nonvested stock options of the Company as of September 30, 2007 was $7.8 million, which is expected to be recognized over a weighted average period of approximately 1.3 years.

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

In accordance with SFAS No. 123R and related guidance, vested stock options or awards issued by an acquirer in exchange for outstanding awards held by employees of the acquiree, as well as the value of nonvested stock options or awards to the extent that the employee has provided service towards vesting, are considered to be part of the purchase price paid by the acquirer for the acquiree. Based on the application of the underlying guidance, the Company recognized additional purchase price consideration in the form of the aggregate fair value attributed to the conversion of the TWDC Options and TWDC RSUs of approximately $17.6 million.

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

As a result of the assumption of equity awards underlying the converted TWDC Options and TWDC RSUs, the Company recognized compensation expense of $2.3 million for the three months ended September 30, 2007 and $2.8 million for the period from June 12, 2007 to September 30, 2007. As of September 30, 2007, unrecognized compensation expense related to the nonvested portion of the converted TWDC Options and TWDC RSUs was approximately $15.3 million and is expected to be recognized over a weighted-average period of approximately 2.3 years.

On July 17, 2007, the Company registered 15,000,000 shares of common stock, representing the shares of common stock subject to issuance upon (i) the exercise of the converted TWDC Options or (ii) the vesting of converted TWDC RSUs that had been outstanding under the TWDC Plans.

Disclosures – All Plans

Total stock-based compensation expense recognized under SFAS No. 123R was $6.1 million and $17.3 million on a pre-tax basis, or $(0.02) and $(0.10), net of tax, per basic share for the three and nine months ended September 30, 2007, respectively. The associated tax benefit for the three and nine months ended September 30, 2007 was $1.4 million and $0.7 million, respectively. The expense for the nine months ended September 30, 2007 includes a $3.0 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Total stock-based compensation expense for the three and nine months ended September 30, 2006 was $4.2 million and $12.5 million, respectively, on a pre-tax basis, with an associated tax benefit of $1.1 million and $2.9 million, respectively, or $(0.03) and $(0.09), net of tax, per basic share, respectively.

As of September 30, 2007, the total number of shares of common stock that remain authorized, reserved, and available for issuance under all plans was approximately 12.8 million, not including shares underlying outstanding grants.

The following table summarizes stock option activity for the Company for the nine months ended September 30, 2007:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding at January 1, 2007	4,379	$15.86
Granted	542	7.02
Assumed	9,198	5.37
Exercised	—	—
Forfeited	(450)	10.39
Cancelled or modified	(308)	15.28

Outstanding at September 30, 2007	13,361	8.47	5.4	$105

Vested or expected to vest at September 30, 2007	12,269	$8.71	5.5	$97

Exercisable at September 30, 2007	5,325	$11.41	3.1	$97

The weighted average grant-date fair value of options granted and assumed during the nine months ended September 30, 2007 and 2006 is $1.19 and $1.28 per share, respectively. No options were exercised during the nine months ended September 30, 2007 or 2006.

Activity related to shares of nonvested stock is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Nonvested awards at January 1, 2007	2,906	$11.96
Granted	727	9.53
Awards vested	(1,170)	11.87
Forfeited	(62)	9.63

Nonvested awards at September 30, 2007	2,401	$11.33

Shares of Nonvested Common Stock Units
Nonvested awards at January 1, 2007	—	$—
Assumed	3,171	5.90
Awards vested	—	—
Forfeited	(25)	5.90

Nonvested awards at September 30, 2007	3,146	$5.90

The total fair value of awards of nonvested shares of common stock that vested during the nine months ended September 30, 2007 was $13.9 million.

13. NET (LOSS) INCOME PER SHARE

Net (loss) income per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net (loss) income per share. Basic net (loss) income per share excludes dilution and is computed for all periods presented by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. During the three months ended September 30, 2006, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) the effect of nonvested shares of common stock outstanding. Anti-dilutive instruments are not considered in this calculation.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period that presents diluted earnings per share:

Three Months Ended September 30, 2006
(in thousands, except per share data)
NUMERATOR:
Income available to common shareholders	$18,366
Effect of dilutive securities:
Convertible subordinated notes	939

Numerator for net income per common share - diluted	$19,305

DENOMINATOR:
Weighted average common shares	111,378
Effect of dilutive securities:
Options	—
Nonvested shares	128
Convertible subordinated notes	13,116

Denominator for net income per common share - diluted	124,622

Net income per common share:
Basic	$0.16

Diluted	$0.15

The effects of options outstanding to purchase approximately 0.3 million, 0.9 million and 0.8 million shares of common stock of the Company and approximately 0.1 million, 0.8 million and 0.1 million nonvested shares of common stock outstanding were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2007 and the nine months ended September 30, 2006, respectively, in addition to the conversion of the Company’s convertible subordinated notes into approximately 13.1 million shares of common stock of the Company, along with the related interest expense impact, net of tax, for each of these periods as their effect is antidilutive.

14. REPORTABLE SEGMENTS

With the closing of the Merger as discussed at Note 1, the Company now operates two reportable segments, Radio Markets and Radio Network, as there is discrete financial information available for each segment and the segment operating results are reviewed by the chief operating decision maker. The Radio Markets’ revenue is primarily derived from the sale of broadcasting time to local, regional and national advertisers. Revenues for the Radio Network are generated primarily through national advertising. The Company presents operating (loss) income adjusted to exclude depreciation and amortization, corporate general and administrative expenses, and other, net, (“Segment OIBDA”) as the primary measure of profit and loss for its operating segments in accordance with SFAS No. 131. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Net revenues:
Radio Markets	$193,849	$112,517	$417,329	$318,970
Radio Network	48,305	—	59,330	—

Segment revenues	$242,154	$112,517	$476,659	$318,970

Intersegment revenues:
Radio Markets	$(1,947)	$—	$(2,375)	$—
Radio Network	—	—	—	—

Total intersegment revenues	$(1,947)	$—	$(2,375)	$—

Net revenues	$240,207	$112,517	$474,284	$318,970

Segment OIBDA:
Radio Markets	$(36,313)	$50,849	$42,377	$(12,676)
Radio Network	7,359	—	10,618	—
ABC Radio - unallocated asset impairment (see Note 4)	(377,600)	—	(377,600)	—
Corporate general and administrative	(9,663)	(7,713)	(32,349)	(20,213)
Depreciation and amortization	(11,141)	(2,812)	(18,439)	(13,821)
Other, net	(74)	18	3,473	656

Total operating (loss) income	(427,432)	40,342	(371,920)	(46,054)
Interest expense, net	40,366	8,615	61,668	23,913
Write off of deferred financing costs upon extinguishment of debt	—	—	555	—

(Loss) income before income taxes	(467,798)	31,727	(434,143)	(69,967)
Income tax (benefit) expense	(20,045)	13,361	3,055	(23,032)

Net (loss) income	$(447,753)	$18,366	$(437,198)	$(46,935)

Operating (loss) income:
Radio Markets	$(46,925)	$48,037	$24,674	$(26,497)
Radio Network	6,830	—	9,882	—
ABC Radio - unallocated asset impairment (see Note 4)	(377,600)	—	(377,600)	—
Corporate general and administrative	(9,663)	(7,713)	(32,349)	(20,213)
Other, net	(74)	18	3,473	656

Total operating (loss) income	$(427,432)	$40,342	$(371,920)	$(46,054)

Segment depreciation and amortization:
Radio Markets	$10,612	$2,812	$17,703	$13,821
Radio Network	529	—	736	—

Total segment depreciation and amortization	$11,141	$2,812	$18,439	$13,821

Asset impairment and disposal charges:
Radio Markets	$118,186	$—	$131,772	$149,769
Radio Network	—	—	—	—
ABC Radio - unallocated asset impairment (see Note 4)	377,600	—	377,600	—

Total asset impairment and disposal charges	$495,786	$—	$509,372	$149,769

Segment stock-based compensation expense:
Radio Markets	$1,799	$978	$3,703	$3,276
Radio Network	949	—	953	—

Total segment stock-based compensation expense	$2,748	$978	$4,656	$3,276

The allocation of the purchase price of ABC Radio to assets acquired and liabilities assumed is based on a preliminary determination as of September 30, 2007. Accordingly, corporate and other identifiable assets includes the $1,028.6 million of goodwill related to ABC Radio that has not yet been allocated to the operating segments and other assets held at the parent level. See Notes 2 and 4 for further discussion.

	September 30, 2007	December 31, 2006
	(in thousands)
Identifiable assets:
Radio Markets	$3,748,474	$2,169,015
Radio Network	91,090	—
Corporate and other	1,083,855	4,681

Total assets	$4,923,419	$2,173,696

15. COMMITMENTS AND CONTINGENCIES

As described at Note 1, on June 12, 2007, the Company completed the Merger. Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, the Company combined its business with the ABC Radio Business, which includes 22 radio stations and the Radio Network. Immediately prior to the Merger on June 12, 2007, TWDC distributed ownership of ABC Radio to TWDC’s stockholders in a spin-off transaction.

The Company has incurred and may continue to incur significant costs and expenses in connection with the integration of the ABC Radio Business.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths at a Rhode Island nightclub. The complaint contains multiple causes of action, only a small number of which are brought against the Company, which assert claims, based on theories of joint venture liability and negligence. The Company’s involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. On October 3, 2003, the action was transferred to the United States District Court, District of Rhode Island, where it subsequently was consolidated with suits on behalf of some 240 other concertgoers (in which the Company was not sued) for the purposes of pre-trial discovery and motion practice. On January 27, 2005, the Company filed an answer to the complaint, substantially denying plaintiffs’ allegations against the Company. On February 18, 2005, an identical suit was filed on behalf of one additional concertgoer. On January 5 and 31, 2006, substantially identical suits were filed on behalf of two additional concertgoers. The Company believes that plaintiffs’ claims against the Company are without merit and intends to defend these claims vigorously. The Company has filed its motion for summary judgment and does not believe that the outcome of the litigation regarding the Rhode Island night club matters will have a material adverse impact on its financial condition, results of operations or cash flows.

In 2005, the Company received a subpoena from the Office of Attorney General of the State of New York, as have several other radio broadcasting companies and record companies operating in the State of New York, relating to the Attorney General’s investigation of promotional practices involving record companies’ dealings with radio stations. The Company has cooperated with this investigation, and to date, no action has been taken against the Company.

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

On July 17, 2006, the Company filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York seeking a judgment declaring that the ABC Radio Merger Agreement and the other agreements relating to the ABC Radio transaction do not constitute a fundamental change for purposes of the indenture. On January 5, 2007, Wilmington Trust Company, the trustee under the indenture, filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the Court granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. The Company filed an amended complaint on March 8, 2007 against the trustee as the sole defendant in the action. Wilmington Trust Company served counter-claims against the Company on March 15, 2007. Discovery in this action is complete, and both parties have filed motions for summary judgment, which are currently pending with the court.

If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest thereon up to the maximum statutory rate of 9% commencing approximately as of April 24, 2006 through the date of payment on all convertible subordinated notes to be immediately due and payable, which approximates $35 million as of September 30, 2007. The Company is currently evaluating its financing options in light of its overall capital structure and its current and future financing needs. If the convertible subordinated notes were to become due and payable, there can be no assurance that we would be able to obtain the additional necessary financing on terms acceptable to the Company.

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

Overview

On February 6, 2006, the Company and Alphabet Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”) and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Agreement and Plan of Merger”). The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. The Company refers to the Agreement and Plan of Merger, as amended, as the “ABC Radio Merger Agreement.”

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

Also, on June 12, 2007, to effectuate the Merger, the Company entered into a new credit agreement with several lenders to provide debt financing to the Company in connection with the payment of the special distribution on June 12, 2007 in the amount of $2.4631 per share to all pre-merger holders of record of Company common stock as of June 8, 2007 (the “Special Distribution”), the refinancing of Citadel Broadcasting’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the Merger.

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

•

The existence of a large minority voting interest when no other stockholder has a significant interest. In this case, unless defined, the stockholders of the Company that are affiliated with FL&Co. hold an approximate 29% voting interest of the outstanding common stock of the Company after the Merger, which we believe is larger than that of any other holder.

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

In connection with the consummation of the transactions contemplated by the Separation Agreement and the ABC Radio Merger Agreement, the Company, TWDC, and ABC Radio entered into a Tax Sharing and Indemnification Agreement (the “Tax Sharing and Indemnification Agreement”) as of June 12, 2007 that allocates (i) the responsibility for filing tax returns and preparing other tax-related information and (ii) the liability for payment and the benefit of refund or other recovery of taxes. The Tax Sharing and Indemnification Agreement also provides for certain additional representations, warranties, covenants and indemnification provisions relating to the preservation of the tax-free status of TWDC’s internal restructuring and the distribution of ABC Radio common stock to the stockholders of TWDC in the Spin-Off. In addition, the Tax Sharing and Indemnification Agreement imposes certain limitations on future actions by the Company and its subsidiaries that relate ultimately to actions or failures to take required actions that would jeopardize the tax-free status of the Spin-Off or TWDC’s internal restructuring. Principal limitations under the Tax Sharing and Indemnification Agreement on the Company’s actions, among others, include (i) a requirement that the Company continue to conduct its business using a significant portion of the ABC Radio historical assets and (ii) for two years after the Spin-Off that the Company not enter into any agreement or transaction involving acquisition of Company stock or the issuance of shares of Company stock.

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company owns and operates radio stations and holds Federal Communications Commission (“FCC”) licenses in 28 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment (“Radio Markets”) as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. In addition to owning and operating radio stations, ABC Radio also owns and operates the ABC Radio Network (“Radio Network”), which produces and distributes a variety of news and news/talk radio programming and formats. The Radio Network is a leading radio network and syndicator with approximately 4,000 station affiliates and 8,500 program affiliations and is a separate reportable segment as defined by SFAS No. 131.

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

The Company operates its business in two operating segments, the Radio Markets and Radio Network. Each geographic market where the Company conducts its operations within the Radio Market segment is a reporting unit, and the Radio Network is also a reporting unit pursuant to SFAS No. 142. For purposes of testing the carrying value of its FCC licenses for impairment, the fair value of FCC licenses for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) the forecasted growth rate of each Radio Market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a reporting unit basis are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a reporting unit basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given market, the carrying amount of the FCC license in that market is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition or results of operations.

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

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.8 billion were recorded as part of the preliminary purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to an overall decline in the radio market place, the Company’s stock price declined significantly during the three months ended September 30, 2007. As a result, the Company reviewed the estimated fair value of the assets acquired in connection with the ABC Radio transaction. The Company recognized a $377.6 million non-cash impairment charge to reduce the carrying value of ABC Radio to its estimated fair value. If market conditions and operational performance of the respective reporting units within the ABC Radio Business were to continue to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC license and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition or results of operations. The Company may also be required to recognize impairment charges in future periods as the ABC Radio purchase price allocation is finalized in subsequent periods.

As a result of the overall decline in the radio market place discussed above and certain reporting units being more likely than not to be disposed, the Company also conducted an interim impairment test for certain of its other reporting units during the quarter ended September 30, 2007. As a result, the Company recorded a non-cash impairment charge of $112.7 million to reduce the carrying value of FCC licenses and goodwill by $33.9 million and $78.8 million, respectively, to their estimated fair values. If market conditions and operational performance of these respective reporting units were to continue to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC license and goodwill for these reporting units below their adjusted carrying amounts, the Company may also be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition or results of operations.

During the three and nine months ended September 30, 2007 the Company recognized a non-cash impairment charge of $5.5 million and $19.1 million, respectively, to write down the carrying amounts to the estimated fair market value related to certain of the eleven stations that were required to be transferred into a divestiture trust upon the closing of the Merger, and the Company entered into a definitive sales agreement for one of the stations.

In addition, the Company’s New Orleans market continues to be impacted by the lingering effects of Hurricane Katrina, and another market has been adversely impacted by a programming change completed in January of 2007. If these reporting units’ operating results do not improve to the levels anticipated by management, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses or goodwill below the respective reporting units carrying amounts, which as of September 30, 2007 includes approximately $157.1 million related to these intangible assets in these markets, the Company may be required to recognize impairment charges in future periods, which could have a material impact on its financial condition or results of operations.

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated by us, or for which we provide sales and marketing services during the applicable periods, and the Radio Network. The following discussion should be read in conjunction with the accompanying consolidated condensed financial statements and the related notes included in this report. As previously discussed, the Merger was completed on June 12, 2007, and accordingly the Company’s balance sheet as of September 30, 2007 includes a preliminary determination of the fair market value of the assets acquired and liabilities assumed, and the final allocations of the purchase price consideration may differ significantly from the preliminary allocation. In addition, the statement of operations and cash flows of the Company include the cash flows and operations of the ABC Radio stations and network operations from June 12, 2007 through September 30, 2007.

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Revenue

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Net revenues:
Local	$173.6	$92.3	$81.3
National	66.6	20.2	46.4

Net revenue	$240.2	$112.5	$127.7

Net revenues for the three months ended September 30, 2007 increased by approximately $127.7 million from approximately $112.5 million during the three months ended September 30, 2006 to approximately $240.2 million during the three months ended September 30, 2007. The increase in the 2007 quarter is driven primarily by the operating results of ABC Radio. Net revenues were $240.2 million during the three months ended September 30, 2007 as compared to pro forma net revenues of $249.2 million during the three months ended September 30, 2006, a decrease of $9.0 million, or 3.6%. The decrease in revenues on a pro forma basis was a result of a $10.2 million decline in revenue from the Radio Markets offset by an increase in revenue at the Radio Network of $1.5 million. The decline in net revenues at the Radio Markets was primarily attributable to lower revenues in our Atlanta, GA; Birmingham, AL; Washington, D.C.; San Francisco, CA; Detroit, MI; Dallas, TX; Providence, RI and Tucson, AZ radio stations. The decreased revenues are attributable to an overall decline in the total market revenues, as well as a format change in our Birmingham, AL market and increased competition for our stations in Atlanta, GA. On a pro forma basis, Radio Market national revenues were down approximately 13.0% and local revenues were down approximately 3.2%. Subsequent to September 30, 2007, Radio Market revenues remain weak.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires the cost of all new grants of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date over the requisite service period.

For the three months ended September 30, 2007, total stock-based compensation expense was $6.1 million on a pre-tax basis, with an associated tax benefit of $(1.4) million, or $(0.02), net of tax, per basic share. Included in this amount is approximately $2.3 million of stock-based compensation expense attributable to options and restricted stock units issued in connection with the conversion of awards at the Merger closing date. Total stock-based compensation expense for the three months ended September 30, 2006 was $4.2 million on a pre-tax basis, with an associated tax benefit of $(1.1) million or $(0.03) net of tax, per basic share.

Total stock-based compensation expense recognized for the three months ended September 30, 2007 and 2006 is as follows:

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Stock-based compensation expense:
Cost of revenues	$0.9	$0.4	$0.5
Selling, general and administrative	1.9	0.6	1.3
Corporate general and administrative	3.3	3.2	0.1

Total stock-based compensation expense:	$6.1	$4.2	$1.9

Cost of Revenues

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$88.2	$30.4	$57.8

Cost of revenues increased approximately $57.8 million from $30.4 million in the 2006 third quarter to $88.2 million for the three months ended September 30, 2007. The operations of ABC Radio contributed the majority of the increase in cost of revenues in the 2007 third quarter over the prior year quarter. Cost of revenues increased by approximately $0.9 million, or 1.0%, to approximately $88.2 million during the three months ended September 30, 2007 from $87.3 million on a pro forma basis for the three months ended September 30, 2006.

Selling, General and Administrative

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$62.5	$30.9	$31.6

Selling, general and administrative expenses for the three months ended September 30, 2007 increased approximately $31.6 million to $62.5 million in the 2007 third quarter from $30.9 million for the three months ended September 30, 2006. This increase was primarily attributed to the expenses incurred at ABC Radio during the three months ended September 30, 2007. On a pro forma basis, selling, general and administrative expenses increased $2.0 million, or 3.3%, from $60.5 million for the three months ended September 30, 2006 to approximately $62.5 million during the three months ended September 30, 2007. Selling, general and administrative expenses for the quarter ended September 30, 2007 includes approximately $0.9 million for transaction retention compensation paid to certain employees of ABC Radio.

Corporate General and Administrative

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$9.7	$7.7	$2.0

Corporate general and administrative expenses increased $2.0 million to $9.7 million for the three months ended September 30, 2007 from $7.7 million during the three months ended September 30, 2006. The increase in corporate general and administrative expense is the result of costs incurred in connection with the integration of ABC Radio, including compensation costs and professional fees.

The Company expects that the amounts of corporate general and administrative expenses in future periods will be higher when compared to prior year periods as a result of the increase in staffing in connection with the Merger.

Depreciation and Amortization

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$4.2	$2.6	$1.6
Amortization	6.9	0.2	6.7

Total depreciation and amortization	$11.1	$2.8	$8.3

Depreciation and amortization expense was $11.1 million for the three months ended September 30, 2007, an increase of $8.3 million compared to $2.8 million for the three months ended September 30, 2006. We recognized approximately $6.9 million of depreciation and amortization expense primarily relating to the amortization of definite-lived intangible assets acquired by the Company in connection with the Merger. Exclusive of any significant station acquisitions or dispositions and any significant change in the purchase price allocation of ABC Radio, depreciation and amortization expense for the Company is expected to be approximately $30.0 million for the year ending December 31, 2007.

Intangible assets presented in the accompanying consolidated condensed balance sheet as of September 30, 2007 reflect a preliminary allocation to ABC Radio assets acquired, including FCC licenses and goodwill, which are not subject to amortization, and customer-related intangible assets that are being amortized in relation to the economic benefits of such asset over a total estimated useful life of approximately seven years. The Company will finalize the determination of the fair market value of the assets acquired and liabilities assumed, and the allocation of the purchase price consideration in a subsequent period. Pursuant to SFAS No. 141, other intangible assets shall be recognized if they (i) arise from contractual or other legal rights, regardless of whether those rights are transferable or separable from the ABC Radio Business or from other rights and obligations, or (ii) can be separated or divided from the ABC Radio Business and sold, transferred, licensed, rented, or exchanged, regardless of whether there is an intent to do so. In addition, other intangible assets that may be recognized include trademarks and trade names, customer-related intangible assets, such as backlog, and contract-based intangible assets, such as advertising contracts, affiliation agreements, lease agreements, or broadcast programming rights. In a subsequent period, the Company will determine the final allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed as of the closing date of the Merger. Since the other intangible assets discussed above are expected to have definite lives and would be subject to amortization, amortization expense recognized in periods subsequent to the closing of the Merger is expected to increase, which could have a material impact on the Company’s financial condition or results of operations after the Merger. The Company estimates that for every $100 million of definite-lived intangible assets that are acquired, amortization expense would increase by approximately $20 million to $33 million annually, and net income would decrease by approximately $12 million to $20 million annually, based on estimated useful lives of such intangibles of three to five years and the straight-line method of amortization. Every additional $100 million of definite-lived intangible assets with useful lives similar to the customer-related intangible assets discussed at Note 2 to the accompanying consolidated condensed financial statements would be expected to increase amortization by approximately $29 million in the first twelve months after acquisition.

Asset Impairment and Disposal Charges

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Asset impairment and disposal charges	$495.8	$—	$495.8

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.8 billion were recorded as part of the preliminary purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to an overall decline in the radio market place, the Company’s stock price declined significantly during the three months ended September 30, 2007. As a result, the Company reviewed the estimated fair value of the assets acquired in connection with the ABC Radio transaction. The Company recognized a $377.6 million non-cash impairment charge to reduce the carrying value of ABC Radio to its estimated fair value. If market conditions and operational performance of the respective reporting units within the ABC Radio Business were to continue to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition or results of operations. Additionally, the Company may also be required to recognize impairment charges in future periods as the ABC Radio purchase price allocation is finalized.

As a result of the overall decline in the radio market place discussed above and certain reporting units being more likely than not to be disposed, the Company also conducted an interim impairment test for certain of its other reporting units during the quarter ended September 30, 2007. As a result, the Company recorded a non-cash impairment charge of $112.7 million to reduce the carrying value of FCC licenses and goodwill by $33.9 million and $78.8 million, respectively, to their estimated fair values. If market conditions and operational performance of these respective reporting units were to continue to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses and goodwill for these reporting units below their adjusted carrying amounts, the Company may also be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition or results of operations.

During the three months ended September 30, 2007, we recognized a non-cash impairment charge of $5.5 million to write down the carrying amounts to the estimated fair market value related to certain of the eleven stations that were required to be transferred into a divestiture trust upon the closing of the Merger, and we entered into a definitive sales agreement for one market and for one station.

In addition, our New Orleans market continues to be impacted by the lingering effects of Hurricane Katrina, and another radio market has been adversely impacted by a programming change completed in January of 2007. If these reporting units’ operating results do not improve to the levels anticipated by management, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the respective reporting units’ carrying amounts, which as of September 30, 2007 includes approximately $157.1 million related to these intangible assets in these markets, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition or results of operations.

Operating (Loss) Income

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Operating (loss) income	$(427.4)	$40.3	$(467.7)

Operating loss for the three months ended September 30, 2007 was $427.4 million compared to operating income of $40.3 million for the three months ended September 30, 2006. The decrease in operating income for the three months ended September 30, 2007 is the result of a non-cash impairment charge of $495.8 million. The asset impairment and disposal charge is primarily attributed to an overall deterioration in the radio market place and to a decline in the Company’s stock price during the three months ended September 30, 2007 as compared to the Company’s stock price that was used under generally accepted accounting principles to record the ABC Radio merger, coupled with a decline in the estimated fair value of certain markets that are more likely than not to be disposed. Operating income was also impacted by an increase in depreciation and amortization of $8.3 million and an increase of $2.0 million in corporate general and administrative costs, offset by the operations of the ABC Radio Business acquired on June 12, 2007. The increases in depreciation and amortization and corporate general and administrative expenses are attributable to the ABC Radio acquisition.

Interest Expense, Net

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Interest expense, net	$40.4	$8.6	$31.8

Interest expense increased to $40.4 million for the quarter ended September 30, 2007 from $8.6 million for the quarter ended September 30, 2006, an increase of $31.8 million. The increase in net interest expense was primarily the result of the interest incurred on the increased borrowings under the Company’s new senior credit and term loan facility as a result of the Merger and the payment of the Special Distribution as of the closing of the transaction. Interest expense is expected to significantly increase for the remainder of 2007 compared to expense incurred in the prior year based on the significant increase in financing obtained in conjunction with the Merger.

As more fully described at Note 15 to the accompanying consolidated condensed financial statements, we have received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of our convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and other agreements relating to the Merger. If any of the events described in the letter were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest thereon up to the maximum statutory rate of 9% commencing as of April, 24, 2006 through the date of payment on all convertible subordinated notes to be immediately due and payable which approximates $35 million as of September 30, 2007. In the event we were required to refinance our convertible subordinated notes, we would expect our interest expense to increase significantly.

Income Tax (Benefit) Expense

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Income tax (benefit) expense	$(20.0)	$13.4	$(33.4)

The effective tax rate of approximately 4.3% for the three months ended September 30, 2007 differs from the federal tax rate of 35% primarily as the result of the $495.8 million in asset impairment and disposal charges for which the Company recognized a tax benefit of only $32.6 million as the majority of the charges related to non-deductible goodwill. Excluding the asset impairment and disposal charges, income before taxes would have been approximately $28.0 million and income tax expense would have been approximately $12.6 million, resulting in an effective tax rate of 45.0%. This increase in the effective tax rate as compared to the federal tax rate relates to state income taxes, net of federal benefit, certain non-deductible compensation costs and other non-deductible expenses.

State taxes and non-deductible compensation and other expenses caused the effective tax rate of approximately 42% for the three months ended September 30, 2006 to differ from the federal rate of 35%.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised or expire. As of September 30, 2007, the underlying fair value of equity awards since the date of grant has declined in value and the Company does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire in future periods, the Company may be required to immediately recognize additional non-cash write downs of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the stock-based compensation cost previously recognized in the financial statements to the amount that is realized.

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

Net (Loss) Income

Net loss was $447.8 million, or $(1.71) per basic share, for the three months ended September 30, 2007 compared to net income of $18.4 million, or $0.16 per basic share, for the three months ended September 30, 2006 as a result of the factors described above. Included in net loss for the three months ended September 30, 2007 was approximately $463.2 million non-cash impairment charge, net of tax, or $(1.77) per basic share, and $4.6 million of stock based compensation expense, net of tax, or $(0.02) per basic share. Included in net income for the quarter ended September 30, 2006 was $3.1 million of stock-based compensation expense, net of tax, or $(0.03) per basic share. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. For the quarter ended September 30, 2006, the diluted shares outstanding includes approximately 0.1 million shares representing the impact of nonvested shares, as well as the effect of the convertible subordinated notes of 13.1 million shares, as the effects were dilutive.

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

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Revenue

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Net revenues:
Local	$358.3	$263.0	$95.3
National	116.0	56.0	60.0

Net revenue	$474.3	$319.0	$155.3

Net revenues for the nine months ended September 30, 2007 increased by approximately $155.3 million from approximately $319.0 million for the nine months ended September 30, 2006 to approximately $474.3 million during the nine months ended September 30, 2007. The 2007 period includes the operating results of ABC Radio since the date of the Merger on June 12, 2007. On a pro forma basis, net revenues were $706.8 million during the nine months ended September 30, 2007 as compared to $727.4 million during the nine months ended September 30, 2006, a decrease of $20.6 million, or 2.8%. The decrease in revenues on a pro forma basis was a result of a $16.9 million decline in revenue from the Radio Markets, as well as a $2.9 million decline in revenue from the Radio Network. The decline in net revenues at the Radio Markets was the result of lower revenues in our Birmingham, AL; Washington D.C.; Dallas, TX; Atlanta, GA; Providence, RI; Tucson, AZ; Minneapolis, MN and Detroit, MI radio stations. The decreased revenues are attributable to an overall decline in the total market revenues, as well as format changes in our Birmingham, AL and Minneapolis, MN markets and increased competition for our stations in Dallas, TX and Atlanta, GA. On a pro forma basis, Radio Market national revenues were down approximately 7.9% and local revenues were down approximately 1.8%. Subsequent to September 30, 2007, Radio Market revenues remain weak.

Stock-Based Compensation Expense

For the nine months ended September 30, 2007, total stock-based compensation expense was $17.3 million on a pre-tax basis, with an associated tax benefit of $0.7 million, or $(0.10), net of tax, per basic share. Included in this expense amount is approximately $2.8 million of stock-based compensation expense attributable to options and restricted stock units issued in connection with the conversion of awards at the Merger closing date. The related tax benefit for the nine months ended September 30, 2007 includes a $3.0 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Also included in stock-based compensation expense for the nine months ended September 30, 2007 is approximately $0.3 million related to adjustments for dividends paid on nonvested shares of common stock that the Company estimates will not ultimately vest. Total stock-based compensation expense for the nine months ended September 30, 2006 was $12.5 million on a pre-tax basis, with an associated tax benefit of $2.9 million or $(0.09), net of tax, per basic share.

Total stock-based compensation expense recognized for the nine months ended September 30, 2007 and 2006 is as follows:

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Stock-based compensation expense:
Cost of revenues	$1.4	$1.5	$(0.1)
Selling, general and administrative	3.3	1.8	1.5
Corporate general and administrative	12.6	9.2	3.4

Total stock-based compensation expense:	$17.3	$12.5	$4.8

Cost of Revenues

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$155.9	$86.4	$69.5

Cost of revenues increased by approximately $69.5 million to $155.9 million for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase represents primarily the cost of revenues incurred in ABC Radio’s operations for the period from June 12, 2007 through September 30, 2007. On a pro forma basis, cost of revenues decreased by $0.2 million during the nine months ended September 30, 2007, from $264.3 million for the nine months ended September 30, 2006 to $264.1 million during the nine months ended September 30, 2007.

Selling, General and Administrative

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$132.6	$94.5	$38.1

Selling, general and administrative expenses for the nine months ended September 30, 2007 were up approximately $38.1 million to $132.6 million from $94.5 million in the 2006 period, largely resulting from the costs incurred in the ABC Radio Business from June 12, 2007 through September 30, 2007. On a pro forma basis, selling, general and administrative expenses increased by $0.7 million, from $191.0 million for the nine months ended September 30, 2006 to $191.7 million during the nine months ended September 30, 2007.

Corporate General and Administrative

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$32.3	$20.2	$12.1

Corporate general and administrative expenses increased $12.1 million, from $20.2 million during the nine months ended September 30, 2006 to $32.3 million for the nine months ended September 30, 2007. We incurred an increase of $3.4 million in stock-based compensation expense and related compensation costs of $1.8 million, higher costs related to the integration of ABC Radio, payroll taxes associated with the Special Distribution paid on nonvested shares of stock-based awards, and increases in certain legal costs.

The Company expects that the amounts of corporate general and administrative expenses in future periods will be higher when compared to prior year periods as a result of the increase in staffing in connection with the Merger.

Depreciation and Amortization

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$9.8	$12.9	$(3.1)
Amortization	8.6	0.9	7.7

Total depreciation and amortization	$18.4	$13.8	$4.6

Depreciation and amortization expense was $18.4 million during the nine months ended September 30, 2007 compared to $13.8 million for the nine months ended September 30, 2006. This increase of approximately $4.6 million is primarily attributable to the approximately $8.3 million of depreciation and amortization expense recognized primarily on definite-lived intangible assets acquired by the Company in connection with the Merger. This increase was partially offset by a reduction in depreciation expense related to the Company’s towers, transmitters and studio equipment that were recorded as part of the acquisition of the Company in June 2001, as these assets were substantially fully depreciated during the 2006 period. Exclusive of any significant station acquisitions or dispositions and any significant change in the purchase price allocation of ABC Radio, depreciation and amortization expense for the Company is expected to be approximately $30.0 million for the year ending December 31, 2007.

Asset Impairment and Disposal Charges

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Asset impairment and disposal charges	$509.4	$149.8	$359.6

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.8 billion were recorded as part of the preliminary purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to an overall decline in the radio market place, the Company’s stock price declined significantly during the three months ended September 30, 2007. As a result, the Company reviewed the estimated fair value of the assets acquired in connection with the ABC Radio transaction. The Company recognized a $377.6 million non-cash impairment charge to reduce the carrying value of ABC Radio to its estimated fair value. If market conditions and operational performance of the respective reporting units within the ABC Radio Business were to continue to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition or results of operations. Additionally, the Company may also be required to recognize impairment charges in future periods as the ABC Radio purchase price allocation is finalized.

As a result of the overall decline in the radio market place discussed above and certain reporting units being more likely than not to be disposed, the Company also conducted an interim impairment test for certain of its other reporting units during the quarter ended September 30, 2007. As a result, the Company recorded a non-cash impairment charge of $112.7 million to reduce the carrying value of FCC licenses and goodwill by $33.9 million and $78.8 million, respectively, to their estimated fair values. If market conditions and operational performance of these respective reporting units were to continue to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses and goodwill for these reporting units below their adjusted carrying amounts, the Company may also be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition or results of operations.

During the nine months ended September 30, 2007 we recognized a non-cash impairment charge of $19.1 million to write down the carrying amounts to the estimated fair market value related to certain of the eleven stations that were required to be transferred into a divestiture trust upon the closing of the Merger, and we entered into a definitive sales agreement for one market and for one station.

In addition, our New Orleans market continues to be impacted by the lingering effects of Hurricane Katrina, and another radio market has been adversely impacted by a programming change completed in January of 2007. If these reporting units’ operating results do not improve to the levels anticipated by management, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the respective reporting units’ carrying amounts, which as of September 30, 2007 includes approximately $157.1 million related to these intangible assets in these markets, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition or results of operations.

During the nine months ended September 30, 2006 we recorded a $149.8 million non-cash impairment charge to reduce the carrying amount of goodwill and the carrying amount of our indefinite lived intangible assets for certain of our markets to their respective estimated fair values.

Operating Loss

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Operating loss	$(371.9)	$(46.1)	$(325.8)

Operating loss increased approximately $325.8 million for the nine months ended September 30, 2007 from $46.1 million for the nine months ended September 30, 2006. Operating loss for the nine months ended September 30, 2007 includes a non-cash impairment charge to write down the carrying value of goodwill acquired in connection with the ABC Radio transaction, certain of our other FCC licenses and goodwill, and certain other assets to their estimated fair values of approximately $509.4 million. Operating loss in the 2007 period also includes the operating results of the acquired ABC Radio Business since the closing date of the Merger. Operating loss for the prior year period reflects a non-cash impairment charge of $149.8 million to reduce the carrying amounts of goodwill and indefinite lived intangible assets for certain of our markets to their respective estimated fair values.

Interest Expense, Net

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Interest expense, net	$61.7	$23.9	$37.8

Interest expense increased to $61.7 million for the nine months ended September 30, 2007 from $23.9 million for the nine months ended September 30, 2006, an increase of $37.8 million. The increase in net interest expense was primarily the result of the interest incurred on the increased borrowings under the Company’s new senior credit and term loan facility as a result of the Merger and the payment of the Special Distribution as of the closing of the transaction. Interest expense is expected to significantly increase for the remainder of 2007 compared to the expense incurred in the prior year based on the significant increase in financing obtained in conjunction with the Merger.

As more fully described at Note 15 to the accompanying consolidated condensed financial statements, we have received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of our convertible subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letter alleges that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and other agreements relating to the Merger. If any of the events described in the letter were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest thereon at the maximum statutory rate of 9% commencing as of April 24, 2006 through the date of payment on all convertible subordinated notes to be immediately due and payable which approximates $35 million as of September 30, 2007. In the event we were required to refinance our convertible subordinated notes, we would expect our interest expense to increase significantly.

Income Tax Expense (Benefit)

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Income tax expense (benefit)	$3.1	$(23.0)	$26.1

For the nine months ended September 30, 2007, the Company recognized tax expense of approximately $3.1 million based on a loss before income taxes of approximately $434.1 million. Excluding the asset impairment and disposal charge of $509.4 million and the tax benefit associated with this charge of approximately $37.8 million, income before taxes would have been approximately $75.3 million and tax expense would have been approximately $40.9 million, resulting in an effective tax rate of 54.4%. The Company’s effective tax rate differs from the federal tax rate of 35% as a result of a $3.0 million non-cash write down of the Company’s deferred tax asset (as further discussed below), $2.4 million state income tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate upon the completion of the Merger as a result of a change in the jurisdictions in which the Company conducts business, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2007, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, certain restrictions lapsed with respect to restricted stock units. As a result, in the first quarter of 2007, the Company recognized a $2.9 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. In addition, time-vesting restricted shares vested during the nine months ended September 30, 2007, and the Company recognized a $0.1 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes.

State taxes and non-deductible expenses caused the effective tax rate of approximately 44% (excluding the affects of the asset impairment) for the nine months ended September 30, 2006 to differ from the federal rate of 35%.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised or expire. As of September 30, 2007, the underlying fair value of equity awards since the date of grant have declined in value and the Company does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire in future periods, the Company may be required to immediately recognize additional non-cash write downs of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the stock-based compensation cost previously recognized in the financial statements to the amount that is realized.

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

Net Loss

Net loss increased to $437.2 million, or $(2.55) per basic share, for the nine months ended September 30, 2007 compared to a net loss of $46.9 million, or $(0.42) per basic share, for the same period in 2006 as a result of the factors described above. Included in net loss for the nine months ended September 30, 2007 was approximately $471.6 million non-cash impairment charge, net of tax, or $(2.75) per basic share, and $16.6 million of stock-based compensation expense, net of tax, or $(0.10) per basic share. Net loss for the nine months ended September 30, 2006 includes a non-cash impairment charge of approximately $92.0 million, net of tax, or $(0.82) per basic share, related to the valuation of goodwill and intangible assets and $9.6 million, net of tax, or $(0.09) per basic share, of stock-based compensation expense.

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

Segment Results of Operations

The Company presents segment operating income before depreciation and amortization (“Segment OIBDA”), which is a non-GAAP measure, as a primary measure of profit and loss for its operating segments in accordance with SFAS No. 131. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment OIBDA to the Company’s consolidated results of operations is presented at Note 14 (Reportable Segments) to the consolidated condensed financial statements.

The following tables present the Company’s revenues, Segment OIBDA, segment operating income, depreciation and amortization, asset impairment and disposal charges and stock-based compensation expense by segment, for the three and nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in millions)
Net revenues:
Radio Markets	$193.8	$112.5	$417.3	$319.0
Radio Network	48.3	—	59.3	—

Segment revenues	$242.1	$112.5	$476.6	$319.0

Intersegment revenues:
Radio Markets	$(1.9)	$—	$(2.3)	$—
Radio Network	—	—	—	—

Total intersegment revenues	$(1.9)	$—	$(2.3)	$—

Net revenues	$240.2	$112.5	$474.3	$319.0

Segment OIBDA:
Radio Markets	$(36.3)	$50.8	$42.4	$(12.7)
Radio Network	7.3	—	10.6	—
ABC Radio - unallocated asset impairment	(377.6)	—	(377.6)	—
Corporate general and administrative	(9.7)	(7.7)	(32.3)	(20.2)
Depreciation and amortization	(11.1)	(2.8)	(18.4)	(13.8)
Other, net	—	—	3.4	0.6

Total operating (loss) income	$(427.4)	$40.3	$(371.9)	$(46.1)

Operating (loss) income:
Radio Markets	$(46.9)	$48.0	$24.7	$(26.5)
Radio Network	6.8	—	9.9	—
ABC Radio—unallocated asset impairment	(377.6)	—	(377.6)	—
Corporate general and administrative	(9.7)	(7.7)	(32.3)	(20.2)
Other, net	—	—	3.4	0.6

Total operating (loss) income	$(427.4)	$40.3	$(371.9)	$(46.1)

Segment depreciation and amortization:
Radio Markets	$10.6	$2.8	$17.7	$13.8
Radio Network	0.5	—	0.7	—

Total segment depreciation and amortization	$11.1	$2.8	$18.4	$13.8

Asset impairment and disposal charges:
Radio Markets	$118.2	$—	$131.8	$149.8
Radio Network	—	—	—	—
ABC Radio - unallocated asset impairment	377.6	—	377.6	—

Total asset impairment and disposal charges	$495.8	$—	$509.4	$149.8

Segment stock-based compensation expense:
Radio Markets	$1.8	$1.0	$3.7	$3.3
Radio Network	0.9	—	1.0	—

Total segment stock-based compensation expense	$2.7	$1.0	$4.7	$3.3

The allocation of the purchase price of ABC Radio to assets acquired and liabilities assumed is based on a preliminary determination as of September 30, 2007. Accordingly, the non-cash impairment charge of $377.6 million to reduce the stock price used to record the preliminary allocation of the purchase price for the ABC Radio merger has not yet been allocated to the operating segments. See further discussion regarding the potential for additional impairment charges in future periods under the sections “Results of Operations – Asset Impairment and Disposal Charges” above.

Radio Markets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in millions)
Radio Markets - as reported
Net revenues	$193.8	$112.5	$417.3	$319.0

Segment OIBDA	$(36.3)	$50.8	$42.4	$(12.7)
Depreciation and amortization	10.6	2.8	17.7	13.8

Operating (loss) income	$(46.9)	$48.0	$24.7	$(26.5)

Radio Markets - pro forma
Net revenues	$193.8	$204.0	$572.6	$589.5
Segment OIBDA	$(36.3)	$89.7	$103.1	$102.6

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

On an as reported basis, Radio Market revenue increased $81.3 million to $193.8 million for the quarter ended September 30, 2007 from $112.5 million for the quarter ended September 30, 2006. The increase in revenue was the result of the acquisition of ABC Radio on June 12, 2007. On a pro forma basis, Radio Market revenue decreased $10.2 million, or 5%, from $204.0 million in the quarter ended September 30, 2006 as compared to $193.8 million for the quarter ended September 30, 2007. The decline in net revenues at the Radio Markets was primarily attributable to lower revenues in our Atlanta, GA; Birmingham, AL; Washington D.C.; San Francisco, CA; Detroit, MI; Dallas, TX; Providence, RI and Tucson, AZ radio stations. The decreased revenues are attributable to an overall decline in the total market revenues, as well as a format change in our Birmingham, AL market and increased competition for our stations in Atlanta, GA. On a pro forma basis, Radio Market national revenues were down approximately 13.0% and local revenues were down approximately 3.2%. Subsequent to September 30, 2007, Radio Market revenues remain weak.

On an as reported basis, Segment OIBDA was a loss of $36.3 million for the quarter ended September 30, 2007 as compared to income of $50.8 million for same period in 2006. The decrease in Segment OIBDA for the three months ended September 30, 2007 was primarily the result of asset impairment and disposal charges of $118.2 million offset by the operations of ABC Radio.

On a pro forma basis, Segment OIBDA was a loss of $36.3 million for the quarter ended September 30, 2007 as compared to income of $89.7 million for same period in 2006. The decrease in Segment OIBDA for the three months ended September 30, 2007 was primarily attributable to the asset impairment and disposal charges of $118.2 million and the decrease in Radio Market net revenues discussed above.

Results for the Radio Market segment for the quarter ended September 30, 2007 do not include any allocation of the non-cash impairment charge of $377.6 million discussed above because the amount has not yet been allocated to the operating segments of the ABC Radio Business. See further discussion regarding the potential for additional impairment charges in future periods under the sections “Results of Operations – Asset Impairment and Disposal Charges” above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

On an as reported basis, Radio Market revenue increased $98.3 million to $417.3 million for the nine months ended September 30, 2007 from $319.0 million for the same period in 2006. The increase in revenue was the result of the acquisition of ABC Radio. On a pro forma basis, Radio Market revenue decreased $16.9 million, or 2.9%, from $589.5 million for the nine months ended September 30, 2006 as compared to $572.6 million for the nine months ended September 30, 2007. The decline in net revenues at the Radio Markets was the result of lower revenues in our Birmingham, AL; Washington D.C.; Dallas, TX; Atlanta, GA; Providence, RI; Tucson, AZ; Minneapolis, MN and Detroit, MI radio stations. The decreased revenues are attributable to an overall decline in the total market revenues, as well as a format changes in our Birmingham, AL and Minneapolis, MN markets and increased competition for our stations in Dallas, TX and Atlanta, GA.

On an as reported basis, Segment OIBDA was $42.4 million for the nine months ended September 30, 2007 as compared to a loss of $12.7 million for same period in 2006. Segment OIBDA includes asset impairment and disposal charges of $131.8 million and $149.8 million for the nine months ended September 30, 2007 and 2006, respectively. The nine months ended September 30, 2007 also includes the ABC Radio operations from the date of acquisition, June 12, 2007. On a pro forma basis, Radio Market national revenues were down approximately 7.9% and local revenues were down approximately 1.8%. Subsequent to September 30, 2007, Radio Market revenues remain weak.

On a pro forma basis, Segment OIBDA was $103.1 million for the nine months ended September 30, 2007 as compared to $102.6 million for same period in 2006. Segment OIBDA includes asset impairment and disposal charges of $131.8 million and $154.4 million, respectively, and stock-based compensation of $5.7 million and $6.6 million for the nine months ended September 30, 2007 and 2006, respectively. Segment OIBDA for the nine months ended September 30, 2007 was also negatively impacted by the decrease in Radio Market net revenues discussed above.

Results for the Radio Market segment for the nine months ended September 30, 2007 do not include any allocation of the non-cash impairment charge of $377.6 million discussed above because the amount has not yet been allocated to the operating segments of the ABC Radio Business. See further discussion regarding the potential for additional impairment charges in future periods under the sections “Results of Operations – Asset Impairment and Disposal Charges” above.

For additional information regarding depreciation and amortization, see Note 4 to the consolidated condensed financial statements.

Radio Network

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in millions)
Radio Network - as reported
Net revenues	$48.3	$—	$59.3	$—

Segment OIBDA	$7.3	$—	$10.6	$—
Depreciation and amortization	0.5	—	0.7	—

Operating income	$6.8	$—	$9.9	$—

Radio Network - pro forma
Net revenues	$48.3	$46.8	$139.9	$142.8
Segment OIBDA	$7.3	$6.7	$15.1	$14.2

On an as reported basis, the segment information detailed above includes the operations of the Radio Network from June 12, 2007 through September 30, 2007 as the Radio Network was acquired as part of the Company’s acquisition of ABC Radio. The Company has no prior year period revenue or operating income for comparison purposes on an as reported basis as the Company has previously reported its operations as one segment, Radio Markets.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 – On a Pro Forma Basis

On a pro forma basis, Radio Network net revenue increased $1.5 million, or 3.2%, from $46.8 million for the three months ended September 30, 2006 to $48.3 million for the three months ended September 30, 2007. The revenue increase was due to higher revenues in the ESPN Radio, urban and talk products offset by lower news and information products. On a pro forma basis, Segment OIBDA also increased approximately $0.6 million, or 9.0% to $7.3 million for the three months ended September 30, 2007 from $6.7 million for the same period in 2006. The increase in Segment OIBDA is primarily associated with the increased revenues offset by additional sales commission costs.

Results for the Radio Network segment for the quarter ended September 30, 2007 do not include any allocation of the non-cash impairment charge of $377.6 million discussed above because the amount has not yet been allocated to the operating segments of the ABC Radio Business. See further discussion regarding the potential for additional impairment charges in future periods under the sections “Results of Operations – Asset Impairment and Disposal Charges” above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 – On a Pro Forma Basis

On a pro forma basis, Radio Network net revenue decreased $2.9 million, or 2.0%, from $142.8 million for the nine months ended September 30, 2006 to $139.9 million for the nine months ended September 30, 2007. The revenue decrease was due primarily to lower billing on news and information products offset by increased billing on ESPN Radio, urban, Hispanic and talk products. On a pro forma basis, Segment OIBDA increased approximately $0.9 million, or 6.3% to $15.1 million for the nine months ended September 30, 2007 from $14.2 million for the same period in 2006. The increase in Segment OIBDA is primarily associated with lower affiliate station compensation, lower talent costs and lower salaries/severance due to headcount reductions that occurred in 2006 offset by the decreased revenues.

Results for the Radio Network segment for the nine months ended September 30, 2007 do not include any allocation of the non-cash impairment charge of $377.6 million discussed above because the amount has not yet been allocated to the operating segments of the ABC Radio Business. See further discussion regarding the potential for additional impairment charges in future periods under the sections “Results of Operations – Asset Impairment and Disposal Charges” above.

For additional information regarding depreciation and amortization, see Note 4 to the consolidated condensed financial statements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash provided by the operations of our Radio Markets and our Radio Network, undrawn commitments expected to be available under our senior credit and term facility (as more fully described in the “Subordinated Debt and Convertible Subordinated Notes” section below).

Pursuant to the Tax Sharing and Indemnification Agreement with TWDC, for a period of two years, the Company may not enter into any agreement with respect to any transaction involving the acquisition of Company common stock or the issuance of shares of common stock of the Company except in certain limited instances.

As a result of the Merger, we have substantial indebtedness that may limit our ability to grow, compete, and obtain additional financing in the credit and capital markets. As of September 30, 2007, we had a total indebtedness of approximately $2.5 billion. This indebtedness is substantial in amount and could have a material impact on us. For example, these obligations could: (i) require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of cash flow for other purposes, including funding future expansion and ongoing capital expenditures; (ii) impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes; (iii) limit our ability to compete, expand and make capital improvements; (iv) increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and (v) limit or prohibit our ability to pay dividends and make other distributions.

Operating Activities

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Net cash provided by operating activities	$100.3	$98.3	$2.0

Net cash provided by operating activities was $100.3 million for the nine months ended September 30, 2007 compared to $98.3 million for the same period in 2006. The increase of approximately $2.0 million is a result of the operations of the ABC Radio markets and the Radio Network from June 12, 2007 through September 30, 2007, offset by an increase in cash interest payments of approximately $38.2 million.

Investing Activities

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Net cash used in investing activities	$(17.7)	$(39.1)	$21.4

Net cash used in investing activities for the nine months ended September 30, 2007 of $17.7 million consists primarily of $19.1 million in ABC Radio merger acquisition costs and $9.5 million in capital expenditures partially offset by $10.8 million of proceeds from the sale of assets. Net cash used in investing activities for the nine months ended September 30, 2006 of $39.1 million consists primarily of $18.4 million in cash paid to acquire stations, $9.6 million for the purchase of a note receivable and $7.1 million in capital expenditures.

Financing Activities

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Net cash provided by (used in) financing activities	$26.4	$(57.9)	$84.3

Net cash provided by financing activities was $26.4 million for the nine months ended September 30, 2007 compared to net cash used in financing activities of $57.9 million during the prior year period. The increase in cash provided by financing activities included the (i) proceeds from the new senior debt and borrowings under the previous credit facility of approximately $2,175.0 million, (ii) the repayment of $1,351.9 million for the debt assumed as part of the Merger, (iii) the repayment of the Company’s previous credit facility and (iv) payment of dividends and a special distribution to pre-merger stockholders of approximately $296.8 million.

For the nine months ended September 30, 2006, net cash used in financing activities was approximately $57.9 million and was related to the Company’s stock repurchase program and dividends paid to holders of common stock partially offset by borrowings under the Company’s credit facility in place at the time of the borrowings.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. During the nine months ended September 30, 2007, we entered into agreements to repurchase approximately 1.2 million shares of our common stock for an aggregate amount of approximately $11.7 million which was paid in cash. In addition, we acquired approximately 0.9 million shares of common stock for approximately $8.9 million during the nine months ended September 30, 2007 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. During the same period of 2006, we entered into agreements to repurchase approximately 4.3 million shares of our common stock for an aggregate amount of approximately $50.7 million and paid approximately $83.1 million for repurchases settled during the prior year period. Additionally, we paid a dividend and a special distribution to holders of our common stock during the first nine months of 2007 and dividends to holders of our stock in 2006 of approximately $296.8 million and $62.2 million, respectively.

During the nine months ended September 30, 2006, we completed acquisitions of six radio stations for a cash purchase price of approximately $18.4 million. We funded these acquisitions through cash flows from operating activities and borrowings under Citadel Broadcasting Company’s Senior Credit Facility.

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, capital expenditures and acquisitions of additional radio stations. Our capital expenditures totaled $9.5 million during the nine months ended September 30, 2007, as compared to $7.1 million during the nine months ended September 30, 2006. For the fiscal year ending December 31, 2007, we estimate that capital expenditures necessary for our existing facilities will be approximately $12 million to $15 million. We believe that cash flows from our Radio Markets and our Radio Network operating activities, together with availability under our new credit and term facility described below, should be sufficient for us to fund our existing operations for at least the next 12 months.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions, dividends, or any of our other contractual or commercial commitments, we intend to seek additional funding in the credit markets, and there can be no assurance that we will be able to obtain financing on terms acceptable to us. In connection with the possible need to refinance our convertible subordinated notes as more fully discussed below, the Company is currently evaluating its financing options in light of its overall capital structure and its current and future financing needs. If the convertible subordinated notes were to become due and payable, we would need to obtain additional financing and there can be no assurance that we would be able to do so on terms acceptable to the Company.

The Separation Agreement contains a post-closing deferred purchase price adjustment (working capital adjustment) that is payable to TWDC within approximately three to four months after the closing of the transaction. As of September 30, 2007, the Company estimates the amount payable under the working capital adjustment as well as other transaction-related fees will be between $15 million and $25 million.

With the completion of the Merger, we are intending to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest some of our stations. We are required to divest eleven stations that exceed the applicable ownership limits. We placed the stations in trust immediately upon the closing of the Merger, and the trust has entered into an agreement for the sale of one station in the Portland market. We completed the sale of the Ithaca, NY market during the quarter ended September 30, 2007 and we have entered into an amendment to the agreement for the sale of stations in the Spokane, WA market to reduce the cash consideration to approximately $21.5 million. Depending on market conditions, we would expect to generate between $100 million and $200 million in gross sale proceeds over the next 12 to 24 months, which includes certain stations that are required to be divested as a result of the Merger and certain markets contemplated for sale.

Senior Debt

In connection with the Merger in June 2007, Citadel Broadcasting Corporation entered into a Senior Credit and Term Agreement that provides for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013 (“Tranche A Term Loans”), and $1,535 million term loans maturing in June 2014 (“Tranche B Term Loans”) (collectively, the “Senior Credit and Term Facility”). As of September 30, 2007, our Senior Credit and Term Loan Facility consisted of the following:

Availability. The amount available of revolving loans under the Senior Credit and Term Facility at September 30, 2007 was $198.1 million.

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

Principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity on June 12, 2014.

The revolving loans are due in full on June 12, 2013.

Security and Guarantees. Our operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

Covenants. Our Senior Credit and Term Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, prohibit fundamental changes and limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, enter into sale and leaseback transactions, or make investments, loans and advancements. Our Senior Credit and Term Facility also contains covenants related to the satisfaction of a consolidated maximum net leverage ratio, as more fully described therein, which is 8.5 to 1.0 through September 30, 2008. We were in compliance with our financial covenants as of September 30, 2007.

Subordinated Debt and Convertible Subordinated Notes

On February 18, 2004, we sold 9,630,000 shares of our common stock at $19.00 per share, before underwriting discount of $0.66 per share. Additionally, we concurrently sold $330.0 million principal amount of convertible subordinated notes, before underwriting discount of approximately $6.6 million. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% Subordinated Debentures issued in June 2001. The convertible subordinated notes are due 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion rate was adjusted to 39.7456 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.16 per share of common stock of the Company, effective immediately after November 30, 2005, as a result of the payment to stockholders of record on November 30, 2005 of a dividend on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to the dividend declared to stockholders of record on March 30, 2006, June 30, 2006, October 5, 2006 or February 17, 2007, since, in lieu of such adjustment, holders of our convertible notes will be entitled to the dividend amount upon conversion.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This derivative financial instrument is initially measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the option using the following assumptions: (1) February 15, 2011 as the term of the instrument, (2) 5% as the risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial condition and results of operations. The derivative liability estimated fair value was less than $0.1 million as of September 30, 2007 and is classified as non current liability based on the expected maturity date of the convertible subordinated notes.

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

On July 17, 2006, we filed a complaint against certain of the holders of convertible subordinated notes in the Supreme Court for the State of New York seeking a judgment declaring that the ABC Radio Merger Agreement and the other agreements relating to the ABC Radio transaction do not constitute a fundamental change for purposes of the indenture. On January 5, 2007, Wilmington Trust Company, the trustee under the indenture, filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the Court granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. We filed an amended complaint on March 8, 2007 against the trustee as the sole defendant in the action. Wilmington Trust Company served counter-claims against us on March 15, 2007. Discovery in this action is complete, and both sides have filed motions for summary judgment, which are currently pending with the court.

If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest thereon up to the maximum statutory rate of 9% commencing approximately as of April 24, 2006 through the date of payment on all convertible subordinated notes to be immediately due and payable, which approximates $35 million as of September 30, 2007. The Company is currently evaluating its financing options in light of its overall capital structure and its current and future financing needs. If the convertible subordinated notes were to become due and payable, there can be no assurance that we would be able to obtain the additional necessary financing on terms acceptable to the Company.

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

In June 2007, the EITF issued Topic No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 requires the realized tax benefit for dividends paid on share-based payment awards expected to vest to be credited to the Company’s additional paid-in capital account. The application of EITF 06-11 shall be applied prospectively to income tax benefits of dividends declared on affected securities in fiscal years beginning after December 15, 2007. Earlier application is permitted. The Company does not believe that the adoption of EITF 06-11 will have a material impact on its consolidated financial condition and results of operations.

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

Contractual and Commercial Commitments

In connection with the Merger in June 2007, we entered into a Senior Credit and Term Agreement that provides for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013, and $1,535 million term loans maturing in June 2014. As of September 30, 2007, the Company had not borrowed under the revolving portion of its Senior Credit and Term Facility and the Company had $330.0 million outstanding under the Company’s convertible notes.

As a result of the Merger and related refinancing, the contractual commitments of the Company have increased significantly since December 31, 2006. The interest amounts expected to be paid on the Senior Credit and Term Facility are estimated based on variable interest rates in effect as of September 28, 2007. The table below reflects the Company’s estimated contractual obligations and other commercial commitments as of September 30, 2007:

Contractual Commitments	Payments Due by Period (in millions)
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in millions)
Senior debt	$—	$—	$180.7	$1,954.3	$2,135.0
Convertible subordinated notes	—	—	330.0	—	330.0
Interest payments on convertible notes	6.2	12.4	3.1	—	21.7
Variable interest payments	144.9	289.9	278.4	213.1	926.3
Sports broadcasting and employment contracts	117.0	155.5	48.7	13.7	334.9
Long-term network affiliate agreements	16.3	7.3	0.2	—	23.8
Operating leases	18.8	34.4	26.7	46.9	126.8
Other contractual obligations	15.7	24.2	4.0	0.2	44.1

	$318.9	$523.7	$871.8	$2,228.2	$3,942.6

See related discussion of these contractual commitments in the “Subordinated Debt and Convertible Subordinated Notes” above. The above schedule does not include payments that could be made related to our unrecognized tax benefits liability, which amounted to approximately $9.2 million as of January 1, 2007, the date we adopted FIN 48. The timing and amount of any such payments is dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months. Other than as set forth above, there have been no other significant changes in our contractual and commercial commitments as of September 30, 2007 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our credit agreement, which bears interest based on variable rates. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the approximately $1.1 billion of debt that was outstanding as of September 30, 2007 that is subject to fluctuations in the underlying interest rates. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $10.8 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of September 30, 2007.

As discussed above under the heading “Subordinated Debt and Convertible Subordinated Notes,” we have recorded the fair value of the derivative convertible subordinated note instrument due to our obligation to settle dividends in cash upon conversion, if any, of the convertible subordinated notes. At each subsequent reporting date, we measure the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. We measure the fair value of the option using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) 5% as the risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Changes in these assumptions can significantly change the estimated fair value of the derivative. Assuming a hypothetical increase of $1.00 in our common stock price while holding all other valuation assumptions unchanged, the estimated fair value of the derivative liability would increase, and income before tax would decrease by $0.1 million.

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

Based on their evaluations as of September 30, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Our management intends to exclude the internal controls of the ABC Radio Business from its annual assessment of the effectiveness of the Company’s internal control over financial reporting (Section 404) for 2007. The ABC Radio Business contributed approximately 56% of the Company’s total revenues for the nine months ended September 30, 2007, on a pro forma basis, and the assets of the ABC Radio Business represent approximately 57% of the Company’s total assets as of September 30, 2007. This exclusion is in accordance with the Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted from management’s report on internal controls over financial reporting in the year of acquisition.

Changes in Internal Controls over Financial Reporting

As of September 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Part I, Item 1, Financial Statements, Note 15 to Citadel Broadcasting Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, as well as those matters discussed in Part II, Item 8, Financial Statements, Note 16 in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 for more information regarding specific legal actions and claims brought against us, which information is incorporated by reference into this section.

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description
3.1	Citadel Broadcasting Corporation Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Citadel Broadcasting Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 15, 2003).

3.2	First Amendment to Citadel Broadcasting Corporation Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of Citadel Broadcasting Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: November 9, 2007	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ ROBERT G. FREEDLINE
Robert G. Freedline
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2007	By:	/s/ RANDY L. TAYLOR
Randy L. Taylor
Vice President - Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Citadel Broadcasting Corporation Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Citadel Broadcasting Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 15, 2003).

3.2	First Amendment to Citadel Broadcasting Corporation Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of Citadel Broadcasting Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.