Form 10-Q/A
period 2007-09-30
CITADEL BROADCASTING CORP
filed 2007-11-19
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Citadel Broadcasting Corporation

Form 10-Q/A

September 30, 2007

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q”) of Citadel Broadcasting Corporation (the “Company”), originally filed with the Securities and Exchange Commission on November 9, 2007, is being filed solely to correct certain components of net revenues as disclosed in the “Results of Operations” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This Form 10-Q/A corrects figures for certain components of Net Revenues for the sections entitled (i) “Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006” and (ii) “Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.” The Company previously reported that Local Net Revenues and National Net Revenues for the three months ended September 30, 2007 were $173.6 million and $66.6 million, respectively. These amounts should have been reported as $156.5 million and $83.7 million, respectively. The Company previously reported that Local Net Revenues and National Net Revenues for the nine months ended September 30, 2007 were $358.3 million and $116.0 million, respectively. These amounts should have been reported as $341.8 million and $132.5 million, respectively. Total Net Revenues for the three and nine months ended September 30, 2007 remain unchanged. The Radio Markets segment percentage decreases in national and local revenue as previously disclosed on a pro forma basis for the three and nine months ended September 30, 2007 remain unchanged. This Amendment No. 1 to the Form 10-Q sets forth the complete text of Part I, Item 2, as corrected, and updates the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2. The remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 reflects only the changes discussed above. No other information included in the original Form 10-Q, including financial statements and the footnotes thereto, has been modified or updated.

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Revenue

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Net revenues:
Local	$156.5	$92.3	$64.2
National	83.7	20.2	63.5

Net revenue	$240.2	$112.5	$127.7

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

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Revenue

	September 30, 2007	September 30, 2006	$ Change
	(Amounts in millions)
Net revenues:
Local	$341.8	$263.0	$78.8
National	132.5	56.0	76.5

Net revenue	$474.3	$319.0	$155.3

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

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description
3.1	Citadel Broadcasting Corporation Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Citadel Broadcasting Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 15, 2003).

3.2	First Amendment to Citadel Broadcasting Corporation Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of Citadel Broadcasting Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: November 19, 2007	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2007	By:	/s/ ROBERT G. FREEDLINE
Robert G. Freedline
Chief Financial Officer (Principal Financial Officer)

Date: November 19, 2007	By:	/s/ RANDY L. TAYLOR
Randy L. Taylor
Vice President - Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Citadel Broadcasting Corporation Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Citadel Broadcasting Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 15, 2003).

3.2	First Amendment to Citadel Broadcasting Corporation Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of Citadel Broadcasting Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.