Form 10-K
period 2007-12-31
CITADEL BROADCASTING CORP
filed 2008-02-29
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2007, based upon the closing price of the common stock, was $1.2 billion.

As of February 22, 2008, there were 264,483,835 shares of common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

Citadel Broadcasting Corporation

Form 10-K

December 31, 2007

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Citadel,” the “Company,” “we,” “us,” “our” and similar terms refer to Citadel Broadcasting Corporation and its consolidated subsidiaries, which would include any variable interest entities that are required to be consolidated by the primary beneficiary under the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters in this report, including, without limitation, certain matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Citadel, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “will,” and similar expressions, whether in the negative or the affirmative. All statements other than the statements of historical fact are “forward-looking statements” for the purposes of federal and state securities laws, including, without limitation, any projections on pro forma statements of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the expected effect of the business combination with ABC Radio Holdings, Inc.; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any assumptions underlying any of the foregoing. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.

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

In January 2001, Citadel Broadcasting Corporation, a Delaware corporation (the “Company”), was formed by affiliates of Forstmann Little & Co. (“FL&Co.”) and acquired substantially all of the outstanding common stock of our predecessor company in a leveraged buyout transaction. Citadel Broadcasting Company, a Nevada company and wholly-owned subsidiary of Citadel Broadcasting Corporation, is referred to as “Citadel Broadcasting.”

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

The Company, Merger Sub, TWDC and ABC Radio consummated the (i) separation of the ABC Radio Network business and 22 ABC radio stations (collectively, the “ABC Radio Business”) from TWDC and its subsidiaries, (ii) spin-off of ABC Radio, which holds the ABC Radio Business, and (iii) merger of Merger Sub with and into ABC Radio, with ABC Radio surviving as a wholly-owned subsidiary of the Company (the “Merger”).

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

Immediately following the Spin-Off and pursuant to the ABC Radio Merger Agreement, on June 12, 2007, Merger Sub was merged with and into ABC Radio, with ABC Radio continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company. Immediately thereafter, the separate corporate existence of Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The Merger became effective on June 12, 2007, at which time each share of ABC Radio common stock was converted into the right to receive one share of the Company’s common stock. As a result, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders. Immediately following the Merger, the Company’s pre-merger stockholders owned approximately 42.5%, and TWDC’s stockholders owned approximately 57.5% of the outstanding common stock of the Company.

Also, on June 12, 2007, to effectuate the Merger, the Company entered into a new credit agreement (the “Senior Credit and Term Facility” as described more fully under the Item 7. “Senior Debt” section below) with several lenders to provide debt financing to the Company in connection with the payment of the special distribution on June 12, 2007 immediately prior to the closing in the amount of $2.4631 per share to all pre-Merger holders of record of Company common stock as of June 8, 2007 (the “Special Distribution”), the refinancing of Citadel Broadcasting’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the Merger.

The Company’s consolidated balance sheet as of December 31, 2007 includes the acquired assets and assumed liabilities of ABC Radio. The Company’s consolidated statements of operations and of cash flows also include the operating results of the ABC Radio Business subsequent to the closing date of June 12, 2007. Other than the estimated fair value of FCC licenses, which has been completed as of December 31, 2007, the allocation of the purchase price of ABC Radio to assets acquired and liabilities assumed is based on a preliminary determination as of December 31, 2007. Pro forma amounts for 2007 and 2006 have been adjusted for the results of ABC Radio and any significant dispositions. For additional information regarding the determination of these pro forma amounts, see Note 3 to the consolidated financial statements.

In connection with the consummation of the transactions contemplated by the Separation Agreement and the ABC Radio Merger Agreement, as of June 12, 2007, the Company, TWDC, and ABC Radio entered into a Tax Sharing and Indemnification Agreement (the “Tax Sharing and Indemnification Agreement”) that allocates (i) the responsibility for filing tax returns and preparing other tax-related information and (ii) the liability for payment and the benefit of refund or other recovery of taxes. The Tax Sharing and Indemnification Agreement also provides for certain additional representations, warranties, covenants and indemnification provisions relating to the preservation of the tax-free status of TWDC’s internal restructuring and the distribution of ABC Radio common stock to the stockholders of TWDC in the Spin-Off.

Citadel is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company now operates in two reportable segments in accordance with guidance provided by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) that are owned and/or operated by the Company are referred to as a market, and the Company aggregates the markets in which it operates into one reportable segment (“Radio Markets”). In addition, the Company also owns and operates the ABC Radio Network (“Radio Network”), which produces and distributes a variety of radio programming and formats and syndicates across approximately 4,000 station affiliates and 8,500 program affiliations, and is a separate reportable segment as defined by SFAS No. 131.

Radio Markets

As of February 22, 2008, we owned and operated 165 FM and 58 AM radio stations, with a national footprint reaching more than 50 markets located in 27 states and the District of Columbia. The Radio Markets generate substantially all of their revenue from the sale of advertising to local, regional and national spot advertisers. We have a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. We face more competition in the larger markets that rank in the top twenty in the country based on total market revenue. However, our stations are dominant in middle and smaller markets, where we rank first or second in audience share in 28 of our 54 metropolitan markets rated by The Arbitron Ratings Company (“Arbitron”). Our top 25 markets accounted for approximately 71% of the 2007 Radio Markets segment revenue as reported. On a pro forma basis for the year ended December 31, 2007, adjusted for the results of ABC Radio and any significant dispositions, our top 25 markets contributed approximately 76% of Radio Markets segment revenues. For additional information regarding the determination of these pro forma amounts, see Note 3 to the consolidated financial statements. For the year ended December 31, 2007, the Radio Markets segment contributed approximately 80% on a pro forma basis of our consolidated pro forma net revenues and represented approximately 79% of total assets. Since the allocation of the purchase price of ABC Radio to assets acquired and liabilities assumed is based on a preliminary determination, except for the estimated fair value of FCC licenses, which has been completed as of December 31, 2007, goodwill of approximately $634.1 million related to ABC. Radio has not yet been allocated among the segments.

Radio Network

We believe that the Radio Network business’ programming appeals to a broad audience. The Radio Network business produces and distributes a variety of programs and formats to affiliates, including syndicated talk and music programs. The Radio Network has 7 of the top 10 and 14 of the top 25 programs in network radio according to RADAR® 95, December 2007 (Audiences to Commercials Within Programs). Our Radio Network syndicated programming features popular personalities including Paul Harvey, Sean Hannity, Tom Joyner and Michael Baisden.

The Radio Network business provides its affiliates with selected proprietary and syndicated content, including ABC News, a leading product in radio news, nine 24-hour music formats and targeted programming for urban and Hispanic formatted stations, enabling affiliates to meet their programming needs on a cost-effective basis. In exchange for the right to broadcast the Radio Network programming, its affiliates remit a portion of their advertising time, and in some cases an additional cash fee. In general, the Radio Network business distributes its proprietary content on a non-exclusive basis to several stations in a market on both a branded and non-branded basis. The syndicated content, as well as the 24-hour formats, are generally offered on an exclusive basis to one station in a market. The Radio Network also generates advertising revenue by embedding a defined number of advertising units in its syndicated programs, which it sells to advertisers at premium prices. In certain cases, the Radio Network business compensates its affiliates in major markets for carrying specific programming in order to ensure that such programming has the desired national coverage or to maintain a desired commercial inventory level.

The Radio Network business generates substantially all of its revenue from the sale of advertising time accumulated from its affiliate stations. The Radio Network divides the aggregated inventory into packages focused on specific demographic groups and sold to its advertiser clients who want to reach the listeners who comprise those demographic groups. The Radio Network business has 15 targeted advertising networks, which offer advertisers the opportunity to efficiently reach a variety of demographic groups on a national basis. By purchasing airtime on a network basis rather than station by station, advertisers are able to efficiently and effectively reach their desired demographic on a national and regional basis. Since the Radio Network business generally sells its advertising time on a national network basis rather than station by station, the Radio Network generally does not compete for advertising dollars with its radio station affiliates.

The Radio Network is also the exclusive sales representative for the ESPN Radio Network content, providing both sales and distribution services. ESPN produces the network’s programming which includes ESPN SportsCenter; Mike & Mike In The Morning, hosted by Mike Greenberg and former NFL player Mike Golic, as well as national broadcasts of Major League Baseball, the NBA, and Bowl Championship Series. The ESPN Radio Network Sales Representation Agreement, entered into as of June 12, 2007, the closing date of the Merger, sets forth the terms under which the Radio Network acts as the exclusive sales representative for the ESPN Radio Network. The Radio Network provides a sales staff to solicit and negotiate the sale of advertising on behalf of the ESPN Radio Network and to manage the advertising trafficking, billing and collection functions in exchange for 20% of all net sales generated on behalf of the ESPN Radio Network for the initial two-year term of the agreement. The agreement will be renewed for two successive one-year renewal periods if certain sales levels are achieved.

For the year ended December 31, 2007, the Radio Network segment contributed approximately 20% on a pro forma basis of our consolidated pro forma net revenues and represented approximately 2% of total assets. For additional information regarding the determination of these pro forma amounts, see Note 3 to the consolidated financial statements. Additionally, since the allocation of the purchase price of ABC Radio to assets acquired and liabilities assumed is based on a preliminary determination, except for the estimated fair value of FCC licenses, which has been completed as of December 31, 2007, goodwill of approximately $634.1 million related to ABC Radio has not yet been allocated among the segments.

Our Station Portfolio

The table below summarizes the metropolitan markets in which we owned and operated radio stations as of February 5, 2008.

	Market Revenue Rank	Number of Owned and Operated Commercial Stations in the Market		Number of Our Stations (1)(2)		Number of Station Owners in the Market	Our Station Group Audience Share		Our Station Group Revenue Rank (4)
		FM	AM	FM	AM		Share	Rank (3)
Los Angeles, CA	1	38	35	1	1	22	4.3	6	5
New York, NY	2	39	35	1	1	21	5.3	5	4
Chicago, IL	3	43	42	1	1	23	5.8	5	6
Dallas/Ft. Worth, TX	4	37	31	2	1	21	7.1	6	4
San Francisco, CA	5	42	27	—	2	17	9.1	4	4
Atlanta, GA	6	26	46	2	—	23	6.6	5	6
Washington, DC	7	26	29	2	1	14	9.1	4	3
Detroit, MI	13	23	21	2	1	13	11.9	3	4
Minneapolis/St. Paul, MN	16	19	21	5	—	15	15.4	3	3
Salt Lake City, UT	34	29	23	5	1	16	15.5	3	2
Nashville, TN	39	21	27	2	—	22	9.5	4	4
Buffalo/Niagara Falls, NY	42	12	13	3	—	7	16.5	3	3
New Orleans, LA	44	19	17	4	—	14	8.1	3	3
Memphis, TN	46	21	21	4	—	12	16.8	2	3
Providence, RI	48	15	18	4	2	12	25.4	1	1
Tucson, AZ	50	16	14	3	2	11	15.7	3	2
Oklahoma City, OK (5)	51	22	15	3	2	13	14.0	3	1
Birmingham, AL	52	19	21	4	2	11	15.7	3	2
Albuquerque, NM (5)	58	23	15	4	3	12	23.9	1	1
Grand Rapids, MI	62	16	14	4	1	11	16.9	3	3
Knoxville, TN	67	18	21	4	1	15	25.2	1	1
Harrisburg/Carlisle/York, PA	69	12	11	3	—	10	10.3	3	3
Baton Rouge, LA	70	14	7	3	2	7	26.4	1	3
Des Moines, IA	71	14	9	4	1	7	23.0	3	3
Little Rock, AR (5)	73	22	13	4	3	10	26.6	1	1
Columbia, SC	74	16	11	4	1	8	15.4	3	3
Syracuse, NY	75	19	12	3	1	7	12.1	3	2
Colorado Springs, CO	78	14	8	4	2	10	29.7	1	1
Reno, NV	79	17	10	3	1	10	22.8	2	2
Allentown/Bethlehem, PA	80	7	10	2	—	7	19.1	2	3
Boise, ID	84	18	11	4	2	8	29.0	1	1
Charleston, SC (5)	84	19	10	3	1	11	16.8	2	1
Modesto, CA	86	16	6	5	1	8	26.5	1	1
Wilkes-Barre/Scranton, PA	88	21	18	5	1	11	20.4	2	2
Chattanooga, TN	90	15	14	3	1	13	18.8	2	2
Portland, ME (5)	99	17	8	4	—	4	21.7	2	2
Lafayette, LA (5)	106	19	10	4	1	10	25.3	2	2
Saginaw/Bay City, MI (5)	107	15	5	4	—	7	27.0	1	1
Lansing/East Lansing, MI	110	11	6	4	2	4	39.6	1	1
Springfield, MA	112	11	9	1	1	7	9.2	4	3
Johnson City/Kingsport/Bristol, TN	119	14	21	2	3	13	17.4	2	2
Flint, MI	125	9	7	1	1	3	7.7	3	3
Portsmouth/Dover/Rochester, NH	128	10	6	4	—	5	12.9	1	2
Lancaster, PA	147	6	4	1	1	6	8.1	2	1
Worcester, MA	151	5	8	3	—	7	11.6	3	2
Stockton, CA	171	10	3	2	—	4	15.4	1	1
Binghamton, NY	177	12	5	3	2	5	30.9	1	1

	Market Revenue Rank	Number of Owned and Operated Commercial Stations in the Market		Number of Our Stations (1)(2)		Number of Station Owners in the Market	Our Station Group Audience Share		Our Station Group Revenue Rank (4)
		FM	AM	FM	AM		Share	Rank (3)
New London, CT	181	8	2	3	1	3	11.6	3	2
Erie, PA	182	8	5	3	1	4	28.5	2	2
Muskegon, MI	227	8	3	4	1	2	14.6	2	2
Tuscaloosa, AL	229	9	5	4	1	5	27.3	1	2
Muncie-Marion, IN	234	6	4	1	1	3	10.4	3	3
New Bedford, MA	271	7	5	1	1	4	15.4	1	1
Augusta/Waterville, ME	281	8	3	2	2	2	15.0	2	2
Other (6)		N/A	N/A	4	—	N/A		NR	N/A

Total				165	58

NR Not rated.

N/A Information not available.

(1)	The market assignments on this table reflect the way we cluster our regional station groups for accounting and operational purposes and do not necessarily mean that the station is located in the metropolitan market as defined by Arbitron or the Federal Communications Commission (“FCC”). Compliance with the FCC’s local radio ownership limits is measured by reference to the number of stations a company holds in a particular market as that market is defined by the FCC. For a discussion of the impact of the new FCC rules on us and our station clusters, see “Federal Regulation of Radio Broadcasting—Multiple Ownership Rules” and “Federal Regulation of Radio Broadcasting—Time Brokerage.”
(2)	In addition to the stations listed in this table, we are currently operating one FM station serving the Oklahoma City, OK market and one station serving the Knoxville, TN market under a local marketing agreement. Also, we own two stations in Buffalo, NY and two stations in Salt Lake City, UT that are being operated by third parties under local marketing agreements.
(3)	The station group audience share rank is the ranking of our station group among all station groups within the demographic of people ages 12+ based upon the total station group’s audience share in that market as presented by Arbitron, Inc. through BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro™.
(4)	The station group revenue rank is the ranking, by station group market revenue, of our station group among all station groups in that market.
(5)	In connection with the Merger, the Company is required to divest certain FM stations to comply with FCC ownership limits, and therefore, these stations were assigned to a trust and are not included in the table above. These include one station in Albuquerque, NM; one station in Charleston, SC; one station in Lafayette, LA; three stations in Little Rock, AR; two stations in Oklahoma City, OK; one station in Portland, ME; and one station in Saginaw, MI.
(6)	Includes radio stations in our Kokomo, IN and Presque Isle, ME markets, which are not rated by Arbitron.

Market and Industry Data

We based or derived the station and market data presented in this Form 10-K from a third-party source. Unless otherwise indicated, we derived (i) our station group revenue ranking information for the full year 2007, (ii) our 2007 market revenue rank, (iii) the number of owned and operated stations in the market, and (iv) the number of station owners in the market from BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro™ media research reporting as of February 5, 2008. We derived the Fall 2007 audience share data presented in this Form 10-K from Arbitron, Inc. through BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro™ media research reporting as of February 5, 2008. While we believe this industry publication is reliable, we have not independently verified it.

Strategy

We are now the third largest radio group in the United States, and we operate one of the three largest radio networks in the country. Thus, we are among the largest pure-play radio operators in the country with one of the leading radio network syndication platforms, and we expect this will benefit us in an increasingly competitive industry partly through our broader listener and customer base and more diverse revenue stream. Our size and scope subsequent to the Merger should enable us to serve our markets and stations more efficiently. We may seek opportunities, if available, to divest some of our stations. There can be no assurance as to whether any such transactions will occur or, if they occur, the amount of proceeds they will generate, their timing or their other terms. We are also continuing to evaluate the current on-air programming of the Radio Markets and the Radio Network, including the ABC Radio Business, station and program branding and marketing, talent contracts/programming costs and other station and network operating expenses to determine any changes that may be made in order to improve our overall performance. In addition, we intend to continue expanding and strengthening the Radio Network business and reaching out to new affiliate stations for such growth.

Radio Markets

Operate and Develop Leading Station Clusters. We intend to continue our current strategy of focusing on, among other things, the operation and development of leading station clusters, and we believe it is important to own multiple stations in each of the markets in which we operate in order to maximize our ability to achieve leadership positions, increase operating efficiencies and compete more effectively with other forms of local media. We face more competition in the larger markets that rank in the top twenty in the country based on total market revenue. However, our stations are dominant in middle and smaller markets, where we rank first or second in audience share in 28 of our 54 Arbitron-rated metropolitan markets. Our stations cover a wide range of programming formats, geographic regions, audience demographics and advertising clients. We intend to focus our attention on our stations in the larger markets, and we may seek opportunities, if available, to divest some of our stations. Depending on market conditions, we would expect to generate between $75 million and $175 million in sale proceeds over the next 12 to 24 months, which include proceeds from, among others, the stations required to be divested as a result of the Merger as further described in the “Federal Regulation of Radio Broadcasting” section below. There can be no assurance as to whether any such transactions will occur or, if they occur, the amount of proceeds they will generate, their timing or their other terms.

Emphasize Programming. We analyze market research and competitive factors to identify the key programming attributes that we believe will best position each station to develop a distinctive identity, or a local brand, and to maximize its appeal to local audiences and advertisers. Our programming strategy includes developing or contracting with significant on-air talent and creating recognizable brand names for selected stations. We believe this strategy significantly enhances the presence, marketability and competitiveness of our stations, leading to greater audience share and consequently higher revenues and operating income excluding non-cash expenses (depreciation, amortization and amortization of non-cash stock compensation). We intend to emphasize programming through both the Radio Network and at individual stations, which we believe will develop a distinctive identity or brand and maximize our appeal to audiences and advertisers.

Build Geographic, Format and Customer Diversity. We seek to build geographic, format, and customer diversity. Our stations are located in markets throughout the country that serve diverse target demographics through a broad range of programming formats such as rock, country, adult contemporary, oldies, urban and sports/news/talk. This diversity reduces, in part, our dependence on any particular local economy, market, station, format, on-air personality or advertiser. Similarly, we seek to develop a broad base of local and regional advertisers. During the year ended December 31, 2007, we generated approximately 82% of our net broadcasting revenue from local and regional advertising and approximately 18% from the sale of national advertising. No single advertiser accounted for more than 10% of our net broadcasting revenue.

Apply Improved Sales and Marketing to Capture Greater Share of Advertising Revenues. The development of a high-quality local sales organization in each of our markets is critical to our success. We face more competition in the larger markets that rank in the top twenty in the country based on total market revenue.

However, our stations are dominant in middle and smaller markets, where we rank first or second in revenue market share in 32 of our 54 ranked markets. In each market, we assess our station portfolio, the local market environment and the strength of our sales personnel to determine whether to pursue a “cluster sale” strategy or to create a separate sales force for each station. We place significant emphasis on recruiting quality sales people, setting clear financial and sales goals and rewarding achievement of those goals with commissions and bonus compensation. We also target regional sales, which we define as sales in regions surrounding our markets to companies that advertise in our markets, through our local sales force. We reach national advertisers in partnership with national representative firms, offering advertising time on individual stations or across our overall network of stations.

Participate in Local Communities. As a local sales and advertising medium, we place significant emphasis on serving the local community. We believe our active involvement reinforces our position in local communities and significantly improves the marketability of our radio broadcast time to advertisers who are targeting these communities.

Optimize Technical Capabilities. We believe that a strong signal is an important component of a station’s success. We seek to operate stations with the strongest signals in their respective markets and view signal strength as an important consideration in any acquisitions we make. We also intend to continue to focus on the development of our station websites and advertising opportunities associated with the websites, as well as HD Radio™.

Radio Network

The Radio Network focuses on three primary aspects: programming, technology and integrated sales. The success of the Radio Network is driven by the delivery of compelling programming that listeners demand to hear and stations want to air. By providing the best talent and the best shows, the Radio Network can secure distribution of its content and maintain coverage of virtually all U.S. radio markets, reaching roughly 105 million listeners each week. The Radio Network must strive to keep an independent status in the marketplace and provide programming to all station groups, even competitors of the stations in our Radio Markets. As content is a key focus, the Radio Network has to continually seek out and develop new talent and distribution opportunities by securing strategic alliances with other station groups and non-traditional partners. Technology plays an important role in not only the delivery of the programs directly to the stations in real-time, but also in regional capabilities that deliver different content and advertising spots to specific parts of the country. Through an integrated sales approach, the Radio Network sells traditional radio spots, but also offers a digital on-line component, on-air mentions, live talent reads, regional copy-splits, event sponsorships and other revenue-generating programs as part of an overall value that crosses a wide variety of programs.

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

Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach those listeners. From time to time, competitors may change their stations’ formats or programming to compete directly with our stations for audiences and advertisers, or may engage in aggressive promotional campaigns or we may lose key on-air talent, which could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Audience preferences as to format or programming in a particular market may also shift due to demographic or other reasons.

Factors that are material to a radio station’s competitive position include management experience, retention of key on-air talent, the station’s audience rank in its local market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. We attempt to improve our competitive position in each market by researching stations’ programming, implementing advertising and promotional campaigns aimed at the demographic groups for which our stations program and managing our sales efforts to attract a larger share of advertising revenue. Historically, we have also competed with other radio station groups to purchase additional stations if available and when beneficial to our station cluster in a specific market.

Our Radio Network is among the three largest radio networks in the United States, competing with Westwood One and Premiere Radio Networks. These three competitors collectively hold a substantial majority of the network market, with smaller networks comprising the remainder. The Radio Network competes for the acquisition of key on-air talent and for listening audience by competing with other program providers for station and program affiliates. The Radio Network markets its programs to radio stations that have the largest and most desirable listening audience for each of its programs, including stations that compete with our Radio Markets, and often has multiple program affiliations with a number of stations in the same geographic market.

In marketing its programs to national advertisers, the Radio Network business directly competes with other radio networks, as well as independent radio syndication producers and distributors and large media and entertainment companies, some of which are diversified into the radio industry and have significant resources. As a result of consolidation in the radio industry, companies owning large groups of stations have the ability to accumulate advertising time from the stations in the various local markets they serve to create national advertising packages that can compete directly with network advertising.

Although the radio broadcasting industry is highly competitive, barriers to entry do exist with respect to the operation of terrestrial radio stations (which can be mitigated to some extent by, among other things, changing existing radio station formats and upgrading power). The operation of a terrestrial radio station requires a license or other authorization from the Federal Communications Commission (“FCC”), and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market. In addition, the FCC’s multiple ownership rules have historically limited the number of stations that may be owned or controlled by a single entity in a given market. Changes in the FCC’s multiple ownership rules resulting from the Telecommunications Act of 1996 created opportunities for us to acquire and consolidate radio stations in our markets. On June 2, 2003, the FCC concluded an omnibus rulemaking proceeding in which it examined all broadcast ownership rules, including the local radio ownership rule, the broadcast-newspaper ownership rule, the radio-television cross-ownership rule, the local television ownership rule, the national television ownership rule and the dual network rule. The revised rules were to become effective on September 4, 2003, but were stayed by the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) on September 3, 2003 pending the outcome of appeals filed by several entities. On September 3, 2004, the Third Circuit issued an order granting in part a request filed by the FCC to partially lift the stay. The order permitted the revised local radio ownership rules adopted June 2, 2003 to go into effect. Pursuant to the remand order from the Third Circuit, the FCC commenced a new rulemaking proceeding to consider the issues raised by the Third Circuit. On December 18, 2007, the FCC adopted an order that modified only the newspaper/broadcast cross-ownership rule to permit cross-ownership of one newspaper and one television or radio station in the top twenty television markets under certain circumstances, and establishing a waiver procedure applicable to such combinations in smaller markets. The FCC declined to make changes to any other broadcast ownership rules. That decision is not yet effective and is subject to filings requesting administrative reconsideration and judicial appeal. At this time, it is impossible to predict whether the new rule will ultimately go into effect. For a summary of the FCC’s ownership rule, see the “Federal Regulation of Radio Broadcasting” section below.

The revised local radio ownership rule significantly changed how the FCC reviews radio station transactions. Although the FCC made no change to the local radio ownership limits themselves (e.g., in a market with 45 or more radio stations, a company may own eight stations in a single market, but no more than five in the same service, AM or FM), the FCC changed how it defines and counts the number of stations in a “market.” The rule change has the effect in some instances of both (i) decreasing the number of radio stations deemed to be in the market overall, thereby lowering the applicable ownership tier, and (ii) increasing the number of radio stations that we are deemed to own in the market. Under the revised rule, our station portfolio exceeded the applicable ownership limit in seven markets. As a result of the Merger, we were required to divest eleven stations in seven markets because the FCC deemed the Merger to be a “substantial change” in control (as defined under the FCC’s rules and policies) of the Company. The eleven stations were assigned on June 12, 2007 to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules. We retain a beneficial interest in the stations until such stations are sold to third parties. We no longer retain a beneficial ownership in WCLZ(FM) in Portland, ME, since that station was sold on October 31, 2007. The revised rule also affects our ability to expand our ownership in certain markets.

The radio broadcasting industry is also subject to technological change, evolving industry standards, changing policies, and the emergence of new media technologies. Several new media technologies and evolving industry and policy changes are being developed or have emerged, including the following:

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

•	HD Radio™ digital radio technology, which could improve the quality of existing AM and FM radio signals, including stations owned by us;

•	low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve small, localized areas; and

•	proposals to require radio broadcasters to pay a “performance tax” or copyright royalties to musicians and record labels for the performance of music played on the stations.

For a discussion of the risks to our business raised by competition and evolving technologies, see Item 1A. “Risk Factors” below.

Federal Regulation of Radio Broadcasting

Our ownership, operation, purchase and sale of radio stations is regulated by the FCC, which acts under authority derived from the Communications Act. The Radio Network business, as a producer and distributor of radio programs and information services, is generally not subject to regulation by the FCC. Among other things, the FCC:

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

License Grant and Renewal

Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. Licenses are renewed through an application to the FCC. A station may continue to operate beyond the expiration date of its license if a timely filed license application is pending. Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that the renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet various requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses generally have been renewed, and in the last renewal cycle, all of our licenses were renewed; however, we cannot assure you that all of our licenses will be renewed in future renewal cycles. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our FCC radio station licenses could have a material adverse effect on our business, including our liquidity and capital resources.

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

The minimum and maximum facilities requirements for an FM station are determined by its class. Some FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as Class A, B1, C3, B, C2, C1, C0 and C, in order of increasing power and antenna height. Class C FM stations are subject to involuntary downgrades to Class C0 in various circumstances if they do not meet certain antenna height specifications. Several of our stations have been downgraded, and proceedings are pending at various times that could result in downgrades, but the downgrades have no effect on the stations’ existing signals. We have several applications currently pending to upgrade the facilities of various of our stations.

The following table sets forth the metropolitan market served (the city of license may differ), call letters, FCC license classification, antenna height, frequency, power and FCC license expiration date of each of the stations that we own as of December 31, 2007. Several wholly-owned subsidiaries hold our licenses. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station’s coverage during the nighttime hours of operation. Both power ratings are shown if different. For FM stations, the maximum effective radiated power (“ERP”) in the main lobe is given. The market assignments on this table reflect our regional station groups for accounting and operational purposes and do not necessarily reflect assignment of a station to the relevant market as defined by Arbitron.

Market	Station	FCC Class	HAAT in meters (1)	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
Albuquerque, NM (3)	KKOB(AM)	B	N/A	50	770 kHz	10/1/2013
	KKOB-FM	C	1265	20	93.3 MHz	10/1/2013
	KMGA(FM)	C	1259	19.5	99.5 MHz	10/1/2013
	KNML(AM)	B	N/A	5	610 kHz	10/1/2013
	KRST(FM)	C	1268	22	92.3 MHz	10/1/2013
	KTBL(AM)	B	N/A	1	1050 kHz	10/1/2013
	KDRF(FM)	C	1293	20	103.3 MHz	10/1/2013
Allentown/Bethlehem, PA	WCTO(FM)	B	152	50	96.1 MHz	8/1/2014
	WLEV(FM)	B	327	11	100.7 MHz	8/1/2014
Atlanta, GA	WKHX-FM	C0	329	100	101.5 MHz	4/1/2012
	WYAY(FM)	C	505	77	106.7 MHz	4/1/2012
Augusta/Waterville, ME	WEBB(FM)	C1	93	61	98.5 MHz	4/1/2014
	WJZN(AM)	C	N/A	1	1400 kHz	4/1/2014
	WMME-FM	B	152	50	92.3 MHz	4/1/2014
	WTVL(AM)	C	N/A	1	1490 kHz	4/1/2014
Baton Rouge, LA	KQXL-FM	C2	148	50	106.5 MHz	6/1/2012
	WCDV(FM)	C	306	100	103.3 MHz	6/1/2012
	WEMX(FM)	C1	299	100	94.1 MHz	6/1/2012
	WIBR(AM)	B	N/A	5.0/1.0	1300 kHz	6/1/2012
	WXOK(AM)	B	N/A	5.0/1.0	1460 kHz	6/1/2012
Binghamton, NY	WAAL(FM)	B	291	8.7	99.1 MHz	6/1/2014
	WHWK(FM)	B	395	6.7	98.1 MHz	6/1/2014
	WNBF(AM)	B	N/A	9.3/5.0	1290 kHz	6/1/2014
	WWYL(FM)	A	254	0.93	104.1 MHz	6/1/2014
	WYOS(AM)	B	N/A	5/0.5	1360 kHz	6/1/2014
Birmingham, AL	WAPI(AM)	B	N/A	50.0/5.0	1070 kHz	4/1/2012
	WSPZ(AM)	B	N/A	50.0/0.50	690 kHz	4/1/2012
	WJOX(FM)	C1	278	85	100.5 MHz	4/1/2012
	WUHT(FM)	C1	410	42	107.7 MHz	4/1/2012
	WYSF(FM)	C0	309	100	94.5 MHz	4/1/2012
	WZRR(FM)	C0	309	100	99.5 MHz	4/1/2012
Boise, ID	KBOI(AM)	B	N/A	50	670 kHz	10/1/2013
	KIZN(FM)	C	828	48	92.3 MHz	10/1/2013
	KKGL(FM)	C	828	48	96.9 MHz	10/1/2013
	KQFC(FM)	C	828	48	97.9 MHz	10/1/2013
	KZMG(FM)	C	828	48	93.1 MHz	10/1/2013
	KTIK(AM)	B	N/A	5.0/0.60	1350 kHz	10/1/2013
Buffalo, NY	WEDG(FM)	B	106	49	103.3 MHz	6/1/2014
	WGRF(FM)	B	217	24	96.9 MHz	6/1/2014
	WHLD(AM)	B	N/A	5.0/1.0	1270 kHz	6/1/2014
	WHTT-FM	B	118	50	104.1 MHz	6/1/2014
	WBBF(AM)	D	N/A	1	1120 kHz	6/1/2014

Market	Station	FCC Class	HAAT in meters (1)	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
Charleston, SC (3)	WSSX-FM	C0	305	100	95.1 MHz	12/1/2011
	WIWF(FM)	C	539	99	96.9 MHz	12/1/2011
	WTMA(AM)	B	N/A	5.0/1.0	1250 kHz	12/1/2011
	WWWZ(FM)	C2	150	50	93.3 MHz	12/1/2011
Chattanooga, TN	WGOW(AM)	B	N/A	5.0/1.0	1150 kHz	8/1/2012
	WGOW-FM	A	87	6	102.3 MHz	8/1/2012
	WOGT(FM)	C3	100	25	107.9 MHz	8/1/2012
	WSKZ(FM)	C	329	100	106.5 MHz	8/1/2012
Chicago, IL	WLS(AM)	A	N/A	50.0	890 kHz	12/1/2012
	WZZN(FM)	B	468	4.4	94.7 MHz	12/1/2012
Colorado Springs, CO	KKFM(FM)	C	698	71	98.1 MHz	4/1/2013
	KKMG(FM)	C	695	57	98.9 MHz	4/1/2013
	KKPK(FM)	C	670	60	92.9 MHz	4/1/2013
	KKML(AM)	B	N/A	5.0/1.0	1300 kHz	4/1/2013
	KVOR(AM)	B	N/A	3.3/1.5	740 kHz	4/1/2013
	KATC-FM	C	695	58	95.1 MHz	4/1/2013
Columbia, SC	WISW(AM)	B	N/A	5.0/2.5	1320 kHz	12/1/2011
	WLXC(FM)	A	99	6	98.5 MHz	12/1/2011
	WNKT(FM)	C2	298	40	107.5 MHz	12/1/2011
	WOMG(FM)	A	94	6	103.1 MHz	12/1/2011
	WTCB(FM)	C1	240	100	106.7 MHz	12/1/2011
Dallas-Fort Worth, TX	WBAP(AM)	A	N/A	50.0	820 kHz	8/1/2013
	KTYS(FM)	C	621	93	96.7 MHz	8/1/2013
	KSCS(FM)	C	491	100	96.3 MHz	8/1/2013
Des Moines, IA	KBGG(AM)	B	N/A	10.0/1.0	1700 kHz	2/1/2013
	KHKI(FM)	C1	143	105	97.3 MHz	2/1/2013
	KGGO(FM)	C	325	100	94.9 MHz	2/1/2013
	KJJY(FM)	C2	165	41	92.5 MHz	2/1/2013
	KWQW(FM)	C2	165	41	98.3 MHz	2/1/2013
Detroit, MI	WJR(AM)	A	N/A	50.0	760 kHz	10/1/2012
	WDVD(FM)	B	240	20	96.3 MHz	10/1/2012
	WDRQ(FM)	B	204	26.5	93.1 MHz	10/1/2012
Erie, PA	WXKC(FM)	B	150	50	99.9 MHz	8/1/2014
	WXTA(FM)	B1	154	10	97.9 MHz	8/1/2014
	WRIE(AM)	B	N/A	5	1260 kHz	8/1/2014
	WQHZ(FM)	A	187	1.7	102.3 MHz	8/1/2014
Flint, MI	WFBE(FM)	B	74	50	95.1 MHz	10/1/2012
	WTRX(AM)	B	N/A	5.0/1.0	1330 kHz	10/1/2012
Grand Rapids, MI	WBBL(AM)	C	N/A	1	1340 kHz	10/1/2012
	WTNR(FM)	B	152	50	94.5 MHz	10/1/2012
	WLAV-FM	B	149	50	96.9 MHz	10/1/2012
	WKLQ(FM)	B	150	50	107.3 MHz	10/1/2012
	WHTS(FM)	B	242	20	105.3 MHz	10/1/2012
Harrisburg/Carlisle/York, PA	WMHX(FM)	B	283	14	106.7 MHz	8/1/2014
	WQXA-FM	B	215	25	105.7 MHz	8/1/2014
	WCAT-FM	A	100	3	102.3 MHz	8/1/2014
Johnson City/Kingsport/Bristol, TN	WXSM(AM)	B	N/A	10.0/0.81	640 kHz	8/1/2012
	WJCW(AM)	B	N/A	5.0/1.0	910 kHz	8/1/2012
	WGOC(AM)	B	N/A	5.0/0.50	1320 kHz	8/1/2012

Market	Station	FCC Class	HAAT in meters (1)	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
	WKOS(FM)	A	150	2.75	104.9 MHz	8/1/2012
	WQUT(FM)	C	457	99	101.5 MHz	8/1/2012
Knoxville, TN	WIVK-FM	C	626	91	107.7 MHz	8/1/2012
	WNML(AM)	B	N/A	10	990 kHz	8/1/2012
	WNML-FM	A	100	6	99.1 MHz	8/1/2012
	WOKI(FM)	C3	174	8	98.7 MHz	8/1/2012
	WNRX(FM)	A	199	0.94	99.3 MHz	8/1/2012
Kokomo, IN	WWKI(FM)	B	143	50	100.5 MHz	8/1/2012
Lafayette, LA (3)	KNEK(AM)	D	N/A	0.25	1190 kHz	6/1/2012
	KRRQ(FM)	C2	135	50	95.5 MHz	6/1/2012
	KSMB(FM)	C	329	100	94.5 MHz	6/1/2012
	KXKC(FM)	C0	300	100	99.1 MHz	6/1/2012
	KRDJ(FM)	C1	296	100	93.7 MHz	6/1/2012
Lancaster, PA	WIOV-FM	B	214	25	105.1 MHz	8/1/2014
	WIOV(AM)	C	N/A	1	1240 kHz	8/1/2014
Lansing/East Lansing, MI	WFMK(FM)	B	183	28	99.1 MHz	10/1/2012
	WITL-FM	B	196	26.5	100.7 MHz	10/1/2012
	WJIM(AM)	C	N/A	0.89	1240 kHz	10/1/2012
	WJIM-FM	B	156	45	97.5 MHz	10/1/2012
	WMMQ(FM)	B	150	50	94.9 MHz	10/1/2012
	WVFN(AM)	D	N/A	0.50/0.05	730 kHz	10/1/2012
Little Rock, AR (3)	KAAY(AM)	A	N/A	50	1090 kHz	6/1/2012
	KARN(AM)	B	N/A	5	920 kHz	6/1/2012
	KIPR(FM)	C1	286	100	92.3 MHz	6/1/2012
	KLAL(FM)	C1	226	100	107.7 MHz	6/1/2012
	KPZK(AM)	B	N/A	2.0/1.2	1250 kHz	6/1/2012
	KURB(FM)	C	392	99	98.5 MHz	6/1/2012
	KARN-FM	C2	150	50	102.9 MHz	6/1/2012
Los Angeles, CA	KABC(AM)	B	N/A	5.0	790 kHz	12/1/2013
	KLOS(FM)	B	954	63	95.5 MHz	12/1/2013
Memphis, TN	WRBO(FM)	C1	179	100	103.5 MHz	6/1/2012
	WGKX(FM)	C	302.6	100	105.9 MHz	8/1/2012
	WXMX(FM)	C1	265	100	98.1 MHz	8/1/2012
	WKIM(FM)	C1	187	100	98.9 MHz	8/1/2012
Minneapolis, MN (2)	KQRS-FM	C	315	100	92.5 MHz	4/1/2013
	KXXR(FM)	C	315	100	93.7 MHz	4/1/2013
	WGVX(FM)	A	152	2.6	105.1 MHz	4/1/2013
	WGVY(FM)	C3	91	25	105.3 MHz	4/1/2013
	WGVZ(FM)	A	73	6	105.7 MHz	4/1/2013
Modesto, CA	KATM(FM)	B	152	50	103.3 MHz	12/1/2013
	KDJK(FM)	A	624	0.071	103.9 MHz	12/1/2013
	KESP(AM)	B	N/A	1	970 kHz	12/1/2013
	KHKK(FM)	B	152	50	104.1 MHz	12/1/2013
	KHOP(FM)	B	193	29.5	95.1 MHz	12/1/2013
	KWNN(FM)	A	119	2	98.3 MHz	12/1/2013
Muncie/Marion, IN	WMDH(AM)	B	N/A	0.25	1550 kHz	8/1/2012
	WMDH-FM	B	152	50	102.5 MHz	8/1/2012
Muskegon, MI	WLCS(FM)	A	139	1.6	98.3 MHz	10/1/2012
	WODJ(AM)	C	N/A	1	1490 kHz	10/1/2012

Market	Station	FCC Class	HAAT in meters (1)	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
	WVIB(FM)	A	144	2.9	100.1 MHz	10/1/2012
	WLAW(FM)	A	165	2.25	92.5 MHz	10/1/2012
	WEFG-FM	A	130	1.7	97.5 MHz	10/1/2012
Nashville, TN	WGFX(FM)	C1	368	58	104.5 MHz	8/1/2012
	WKDF(FM)	C0	376	100	103.3 MHz	8/1/2012
New Bedford, MA	WBSM(AM)	B	N/A	5.0/1.0	1420 kHz	4/1/2014
	WFHN(FM)	A	105	5.4	107.1 MHz	4/1/2014
New London, CT	WQGN-FM	A	84	3	105.5 MHz	4/1/2014
	WSUB(AM)	D	N/A	1.0/0.072	980 kHz	4/1/2014
	WXLM(FM)	A	100	3	102.3 MHz	4/1/2014
	WMOS(FM)	A	96	6	104.7 MHz	6/1/2014
New Orleans, LA	KMEZ(FM)	C3	184	4.7	102.9 MHz	6/1/2012
	KKND(FM)	C1	299	98	106.7 MHz	6/1/2012
	WDVW(FM)	C	593	100	92.3 MHz	6/1/2012
	WMTI(FM)	C2	201	28	106.1 MHz	6/1/2012
New York, NY	WABC(AM)	A	N/A	50	770 kHz	6/1/2014
	WPLJ(FM)	B	408	6.7	95.5 MHz	6/1/2014
Oklahoma City, OK (3)	KATT-FM	C	363	97	100.5 MHz	6/1/2013
	WWLS-FM	A	96	6	97.9 MHz	6/1/2013
	KYIS(FM)	C	335	100	98.9 MHz	6/1/2013
	WWLS(AM)	B	N/A	5.0/1.0	640 kHz	6/1/2013
	WKY(AM)	B	N/A	5.0	930 kHz	6/1/2013
Portland, ME (3)	WBLM(FM)	C	435	100	102.9 MHz	4/1/2014
	WCYY(FM)	B1	147	11.5	94.3 MHz	4/1/2014
	WHOM(FM)	C	1141	48	94.9 MHz	4/1/2014
	WJBQ(FM)	B	271	16	97.9 MHz	4/1/2014
Portsmouth/Dover/Rochester, NH	WOKQ(FM)	B	150	50	97.5 MHz	4/1/2014
	WPKQ(FM)	C	1181	21.5	103.7 MHz	4/1/2014
	WSAK(FM)	A	100	3	102.1 MHz	4/1/2014
	WSHK(FM)	A	113	2.2	105.3 MHz	4/1/2014
Presque Isle, ME	WBPW(FM)	C1	131	100	96.9 MHz	4/1/2014
	WOZI(FM)	C2	368	7.9	101.9 MHz	4/1/2014
	WQHR(FM)	C	390	95	96.1 MHz	4/1/2014
Providence, RI	WPRO(AM)	B	N/A	5	630 kHz	4/1/2014
	WPRO-FM	B	168	39	92.3 MHz	4/1/2014
	WSKO(AM)	B	N/A	5	790 kHz	4/1/2014
	WSKO-FM	A	163	2.3	99.7 MHz	4/1/2014
	WWLI(FM)	B	152	50	105.1 MHz	4/1/2014
	WWKX(FM)	A	158	1.15	106.3 MHz	4/1/2014
Reno, NV	KBUL-FM	C	699	72	98.1 MHz	10/1/2013
	KKOH(AM)	B	N/A	50	780 kHz	10/1/2013
	KNEV(FM)	C	695	60	95.5 MHz	10/1/2013
	KWYL(FM)	C	892	39	102.9 MHz	12/1/2013
Saginaw/Bay City, MI (3)	WHNN(FM)	C	311	100	96.1 MHz	10/1/2012
	WILZ(FM)	A	126	2.9	104.5 MHz	10/1/2012
	WIOG(FM)	B	244	86	102.5 MHz	10/1/2012
	WKQZ(FM)	C2	169	39	93.3 MHz	10/1/2012
Salt Lake City, UT	KKAT(AM)	D	N/A	10.0/0.196	860 kHz	10/1/2013
	KBEE(FM)	C	894	40	98.7 MHz	10/1/2013

Market	Station	FCC Class	HAAT in meters (1)	(ERP) in kilowatts (day/night)	Frequency	Expiration date of license
	KBER(FM)	C	1140	25	101.1 MHz	10/1/2013
	KENZ(FM)	C	1140	25	101.9 MHz	10/1/2013
	KKAT-FM	C	869	43	107.5 MHz	10/1/2013
	KFNZ(AM)	B	N/A	5	1320 kHz	10/1/2013
	KJQS(AM)	C	N/A	1	1230 kHz	10/1/2013
	KUBL-FM	C	1140	25	93.3 MHz	10/1/2013
San Francisco, CA	KGO(AM)	A	N/A	50.0	810 kHz	12/1/2013
	KSFO(AM)	B	N/A	5.0/5.0	560 kHz	12/1/2013
Springfield, MA	WMAS(AM)	C	N/A	1	1450 kHz	4/1/2014
	WMAS-FM	B	59	50	94.7 MHz	4/1/2014
Stockton, CA	KJOY(FM)	A	98	4	99.3 MHz	12/1/2013
	KWIN(FM)	A	91	6	97.7 MHz	12/1/2013
Syracuse, NY	WAQX-FM	B1	91	25	95.7 MHz	6/1/2014
	WLTI(FM)	A	61	4	105.9 MHz	6/1/2014
	WNSS(AM)	B	N/A	5	1260 kHz	6/1/2014
	WNTQ(FM)	B	201	97	93.1 MHz	6/1/2014
Tucson, AZ	KCUB(AM)	B	N/A	1	1290 kHz	10/1/2013
	KHYT(FM)	C	620	82	107.5 MHz	10/1/2013
	KIIM-FM	C	621	90	99.5 MHz	10/1/2013
	KSZR(FM)	A	93	6	97.5 MHz	10/1/2013
	KTUC(AM)	C	N/A	1	1400 kHz	10/1/2013
Tuscaloosa, AL	WBEI(FM)	C2	221	22.5	101.7 MHz	4/1/2012
	WDGM(FM)	C3	190	3.2	99.1 MHz	4/1/2012
	WFFN(FM)	C2	256	17.5	95.3 MHz	4/1/2012
	WTSK(AM)	D	N/A	5.0/0.036	790 kHz	4/1/2012
	WTUG-FM	C1	299	100	92.9 MHz	4/1/2012
Wilkes-Barre/Scranton, PA	WARM(AM)	B	N/A	5	590 kHz	8/1/2014
	WBHT(FM)	A	336	0.5	97.1 MHz	8/1/2014
	WBSX(FM)	B	407	6.3	97.9 MHz	8/1/2014
	WSJR(FM)	A	207	1.45	93.7 MHz	8/1/2014
	WBHD(FM)	A	308	0.6	95.7 MHz	8/1/2014
	WMGS(FM)	B	422	5.3	92.9 MHz	8/1/2014
Washington, D.C	WMAL(AM)	B	N/A	10.0/5.0	630 kHz	10/1/2011
	WRQX(FM)	B	246	19.5	107.3 MHz	10/1/2011
	WJZW(FM)	B	198	28	105.9 MHz	10/1/2011
Worcester, MA	WORC-FM	A	125	1.87	98.9 MHz	4/1/2014
	WWFX(FM)	A	146	2.85	100.1 MHz	4/1/2014
	WXLO(FM)	B	172	37	104.5 MHz	4/1/2014

(1)	Antenna height above average terrain, commonly referred to as “HAAT,” represents an average of the terrain elevations within 16 km (10 miles) of the transmitter site and is used to calculate signal coverage.

(2)	WGVX, WGVY and WGVZ are operated as a single station.

(3)

The FCC deemed that the Merger resulted in a substantial change in control (as defined under the FCC’s rules and policies), and we were required to divest eleven stations that exceeded the applicable ownership limits under the FCC’s rules. The following stations were assigned on June 12, 2007 to Last Bastion as trustee under a divestiture trust that complies with FCC rules: WCLZ(FM) and WCYI(FM), Portland, ME; KNEK-FM, Lafayette, LA; WYLZ(FM), Saginaw/Bay City, MI; WMGL(FM), Charleston, SC; KVLO(FM), KPZK-FM and KARN-FM, Little Rock, AR; KBZU(FM), Albuquerque, NM; and KKWD(FM) and KINB(FM) Oklahoma City, OK. In July of 2007, KARN-FM, Little Rock, AR, was

subsequently taken out of Last Bastion and assigned back to the Company, and KOKY(FM), Little Rock, AR, was assigned from the Company to Last Bastion. In addition, applications are pending at the FCC to (i) take WMGL(FM), Charleston, SC, out of Last Bastion and assign it back to the Company, (ii) take KNEK-FM, Lafayette, LA, out of Last Bastion and assign it back to the Company, and (iii) assign KRDJ(FM), Lafayette, LA, from the Company to Last Bastion. We retain a beneficial interest in the stations currently assigned to Last Bastion, except for WCLZ(FM), Portland, ME, which was sold on October 31, 2007. On February 12, 2008, Last Bastion entered into an asset purchase agreement for the sale of WCYI(FM) in Portland, ME.

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

To obtain FCC consent to assign a broadcast license or transfer control of a broadcast licensee, appropriate applications must be filed with the FCC. If the application involves a substantial change in ownership or control (as defined under the FCC’s rules and policies), the application must be placed on public notice for not less than 30 days, during which time interested parties, including listeners, advertisers, competitors, public interest groups and other members of the public may file petitions to deny or other objections against the application. These types of petitions are filed from time to time with respect to proposed acquisitions. Informal objections to assignment and transfer of control applications may be filed at any time up until the FCC acts on the application. Once the FCC staff grants an application, interested parties may seek reconsideration of that grant for 30 days. The FCC commissioners may reconsider the grant by the FCC staff on the FCC’s own motion for 40 days. If the application does not involve a substantial change in ownership or control (as defined under the FCC’s rules and policies), it is a “pro forma” application. The “pro forma” application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application.

Multiple Ownership Rules

On June 2, 2003, the FCC adopted new multiple ownership rules following a comprehensive review of its ownership regulations. The ownership rules adopted in 2003 included: (i) new cross-media limits that in certain markets eliminated the newspaper-broadcast cross-ownership ban and altered the television-radio cross-ownership limitations; and (ii) regulations that revised the manner in which the radio numeric ownership limitations were to be applied, substituting where available geographic markets as determined by Arbitron in place of the former standard which was based on certain overlapping signal contours. The FCC’s decision was appealed to the Third Circuit, which stayed the effective date for the new rules. In June 2004, the Third Circuit affirmed the FCC’s decision to use Arbitron radio market definitions, where available, in the application of the ownership limitations, but remanded the case to the FCC for further consideration of, among other matters, the numerical limits imposed on the number of AM or FM stations a single party could own in such markets. On September 3, 2004, the Third Circuit granted the FCC’s request for a partial lifting of the stay of the 2003 radio ownership rules and allowed four aspects of the new rules to take effect: (a) the use of Arbitron markets to define local radio markets where available; (b) the inclusion of non-commercial radio stations in determining the number of stations in the market; (c) the attribution of joint sales agreements with in-market stations; and (d) the limitations on the transfers of non-compliant ownership clusters. Pursuant to the remand order from the Third Circuit, the FCC commenced a new rulemaking proceeding to consider the issues raised by the Third Circuit. On December 18, 2007, the FCC adopted an order that modified only the newspaper/broadcast cross-ownership rule to permit cross-ownership of one newspaper and one television or radio station in the top twenty television markets under certain circumstances, and establishing a waiver procedure applicable to such combinations in smaller markets. The FCC declined to make changes to any other broadcast ownership rules. That decision is not yet effective and is subject to filings requesting administrative reconsideration and judicial appeal. At this time, it is impossible to predict whether the new rule will ultimately go into effect. The FCC’s ownership rules are briefly summarized below.

The FCC’s rules impose specific limits on the number of commercial radio stations an entity can own in a particular geographic area. These local radio ownership rules preclude us from acquiring certain stations that we might otherwise seek to acquire. The rules also effectively prevent us from selling stations in an area to a buyer that has reached its ownership limit in the market unless the buyer divests other stations. The local radio ownership rules are as follows:

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

For radio stations located outside of an Arbitron Metro, the FCC will continue to use its previous signal contour-based methodology, with two modifications. In June 2003, the FCC also initiated as part of its biennial review of the media ownership rules a new rulemaking proceeding to develop a new method of defining markets located outside of Arbitron Metros. This rulemaking proceeding remains pending. We own a few radio stations in unrated markets. We do not believe that the FCC’s rule changes as they apply to unrated markets will have any material effect on our business plan.

The FCC’s rule changes as they apply to radio stations in Arbitron Metros have several potential adverse effects. In some markets, the revised rules have the effect of both (i) decreasing the number of radio stations deemed to be in the market overall, thereby lowering the applicable ownership tier, and (ii) increasing the number of radio stations that we are deemed to own in the market. For example, the number of overall stations in some of our markets was reduced from 45 or more to fewer than 45, thereby reducing the applicable ownership limit from eight radio stations, no more than five of which may be AM or FM, to seven radio stations, no more than four of which may be AM or FM. In addition, in several markets we are deemed to own or control more radio stations than we were deemed to own or control under the old rules.

As a result of the Merger, we were required to divest eleven stations in seven markets to comply with the revised rule because the FCC deemed the Merger to be a substantial change in control (as defined under the FCC’s rules and policies) of the Company. The stations were assigned on June 12, 2007 to Last Bastion, as trustee under a divestiture trust that complies with FCC rules. We retain a beneficial interest in the stations until such stations are sold to third parties. We no longer retain a beneficial ownership in WCLZ(FM) in Portland, ME, since that station was sold on October 31, 2007.

The FCC’s newspaper-broadcast cross-ownership rules impose limitations on the circumstances under which the same party may own a broadcast station and a daily newspaper in the same geographic market, as described above. The FCC radio-television cross-ownership rules limit the number of radio stations that a local owner of television stations may hold. We own no television stations or daily newspapers, but, to the extent these limitations continue to be enforced, these cross-media rules may limit the prospective buyers in the market of any stations we may wish to sell. The ownership rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market.

At this time, it is uncertain whether any new rules or potential congressional proposals will become law or what effect such legislation will have on us and our ability to acquire additional stations. A requirement that companies divest stations to come into compliance with the Arbitron-based geographic market approach for defining local radio markets would not materially affect us because we are already fully-compliant due to divestitures made in connection with the Merger. Such a requirement, however, may have the effect of leveling the competitive playing field in markets where existing competitors own radio stations in excess of the revised limits, which may create acquisition opportunities for us in other markets.

Ownership Attribution Rules

The FCC’s multiple ownership rules apply to “attributable” interests in broadcast stations or daily newspapers held by an individual, corporation, partnership or other association. In the case of corporations directly or indirectly controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock are generally attributable. Some passive investors are attributable only if they hold 20% or more of the corporation’s voting stock. However, all minority shareholder interests (other than interests subject to the debt/equity plus rule discussed in the next paragraph) are exempt from attribution if a single shareholder controls a majority of the voting shares in the corporation. Although the FCC had previously revoked the single majority shareholder exemption, on December 3, 2001, following a court decision that found the FCC’s elimination of the exemption in the context of the FCC’s cable ownership attribution rules to be arbitrary and capricious, the FCC suspended enforcement of the elimination of the exemption pending the outcome of a rulemaking to reconsider this matter.

Notwithstanding the presence of a single majority shareholder, the FCC will attribute the interests of various creditors or investors in a corporation under the so-called “debt/equity plus” rule. Under this rule, a major programming supplier or a same-market owner will be treated as an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15% of the station’s weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television, and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the debt/equity plus rule. Under the FCC’s debt/equity plus rule, the Company has an attributable interest in KHTB(FM), Facility ID. No. 6545, Provo, UT, which is licensed to 3 Point Media-Salt Lake City, LLC (“3 Point”), as the result of the default by 3 Point under a promissory note for which the Company was a guarantor.

The attribution rules could limit the number of radio stations we may acquire or own in any market and may also limit the ability of various potential buyers of stations owned by us from being able to purchase some or all of the stations they might otherwise wish to purchase from us. To address the possibility that attributable interests held by minority shareholders could limit our ability to acquire stations, our certificate of incorporation provides that our capital stock is subject to redemption by action of our board of directors to the extent necessary to bring us into compliance with the FCC’s ownership rules.

Alien Ownership Rules

The Communications Act prohibits the issuance or holding of broadcast licenses by aliens, including any corporation if more than 20% of its capital stock is collectively owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens, if the FCC finds that the prohibition is in the public interest. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such affirmative findings only in limited circumstances. These restrictions apply in similar fashion to other forms of businesses and organizations, including partnerships and limited liability companies. Our certificate of incorporation provides that our capital stock is subject to redemption by action of our board of directors to the extent necessary to bring us into compliance with the Communications Act or FCC regulations to prevent the loss of any of our FCC licenses.

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

The FCC’s revised ownership rules extend ownership attribution to certain joint sales agreements as well. See “Multiple Ownership Rules.” Under a joint sales agreement, one radio station sells the commercial time on a separately owned and licensed radio station, but does not provide programming as under a time brokerage or local marketing agreement. A radio station that sells more than 15% of the advertising time of another radio station in the same market will be considered to have an attributable ownership interest in the other station for purposes of the FCC’s multiple ownership rules. In its September 3, 2004 Order, the Third Circuit lifted the stay on this new requirement making such joint sales agreements attributable. As a result, we will no longer be able to enter into a joint sales agreement providing for the sale of more than 15% of the advertising time of another radio station that we could not otherwise own.

Programming and Operation

The Communications Act requires broadcasters to serve the public interest. Since 1981, the FCC has gradually relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of types of programming that are responsive to the needs of a station’s community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating responsiveness. Complaints from listeners concerning a station’s programming will be considered by the FCC when it evaluates the licensee’s renewal application, although listener complaints may be filed and considered at any time and must be maintained in the station’s public file.

Stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, the advertisement of casinos and lotteries, sponsorship identification and technical operations, including limits on radio frequency radiation.

The FCC’s equal employment opportunity (“EEO”) rules are outreach and recruitment focused and require that broadcasters: (1) widely disseminate information for each full-time job vacancy, except for vacancies filled in exigent circumstances; (2) provide notification to community and recruitment organizations that have requested information on all or selected job vacancies; and (3) participate in “longer-term” recruitment initiatives, such as job fairs, internships, scholarships and EEO/anti-discrimination training programs. Broadcasters remain subject to the FCC’s anti-discrimination policy, but the use of minority or women-targeted recruitment sources is no longer mandated. The EEO rules also require a broadcaster to keep extensive internal records regarding its recruitment efforts including information regarding its recruitment sources and interviewees, notification to requesting community groups and specifics regarding participation in the longer-term initiatives.

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

The FCC has issued a decision holding that a broadcast station may not deny a candidate for federal political office a request for broadcast advertising time solely on the grounds that the amount of time requested is not the standard length of time which the station offers to its commercial advertisers. The effect this FCC decision will have on our programming and commercial advertising is uncertain at this time.

The FCC has rules requiring that when money, goods, services or other valuable consideration has been paid or promised to a station or any employee for the broadcast of programming, appropriate sponsorship identification announcement(s) must be given. The FCC initiated an inquiry on April 19, 2006 regarding sponsorship identification practices at the Company. The FCC released a consent decree resolving the matter on April 13, 2007, which included a voluntary contribution by the Company to the U.S. Treasury of $2.0 million which we paid on July 11, 2007. Periodically, we may be required to obtain special temporary authority (“STA”) from the FCC to operate one or more of our stations in a manner different from the licensed parameters so that we can complete scheduled construction or maintenance or so that we may repair damaged or broken equipment without interrupting service. We are currently operating some stations under STAs in the ordinary course of business.

In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether we have broadcast indecent programming or violated technical requirements.

Indecency Regulation

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. The FCC has found that the broadcast of fleeting and isolated expletives was indecent. In June 2007, however, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) vacated the FCC’s “fleeting expletive” policy on the ground that the FCC failed to articulate a reasoned basis for a change in its longstanding approach in this area. The Second Circuit remanded the case to the FCC for further proceedings consistent with the Second Circuit’s opinion, and the FCC has filed a petition for certiorari with the U.S. Supreme Court on this matter. In addition, Congress currently has under consideration legislation that addresses the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent and profane material, including a law that would make future “fleeting expletives” indecent under the FCC’s jurisdiction. The FCC has also begun imposing separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. In a separate matter, a new law increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act, which became effective on July 20, 2007. As a result, we could face increased costs in the form of fines and greater risk that we could lose one or more broadcasting licenses. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming. We also have a few outstanding indecency proceedings against our stations. The pendency of these proceedings, as well as the FCC’s more vigorous enforcement of its indecency rules, may encourage third parties to challenge our license renewal or assignment applications.

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

•	proposals to increase regulatory fees or to impose spectrum use or other fees on FCC licensees;

•	technical and frequency allocation matters and changes to broadcast technical requirements;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to restrict or prohibit the advertising of on-line casinos or on-line sports-betting services;

•	proposals to limit the tax deductibility of advertising expenses by advertisers;

•	restatement in revised form of the FCC’s EEO rules and revision to rules relating to political broadcasting;

•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming;

•	proposals to impose sales tax on advertising expenses;

•	proposals to shorten the term of broadcasting licenses from eight to three years; and

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations.

The FCC selected HD Radio™ technology as the exclusive standard for digital services for terrestrial AM and FM broadcasters. The FCC has authorized the commencement of “hybrid” transmissions—simultaneous transmissions in both analog and digital—using HD Radio™ systems for AM and FM stations. Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. HD Radio™ technology permits radio stations to transmit radio programming in both analog and digital formats, and in digital-only formats, using the bandwidth the radio station is currently licensed to use. We have converted 65 of our radio stations to digital broadcasting technology and are likely to convert all of our radio stations over the next several years. In addition to using the HD Radio™ technology, we are a founding member of the HD Digital Radio Alliance Association, which was formed to promote and develop HD Radio™ and its digital multicast operations.

In January 2000, the FCC created a new low power FM radio service. The new low power stations operate at a maximum power of between 10 and 100 watts in the existing FM commercial and non-commercial band. Low power stations may be used by governmental and non-profit organizations to provide non-commercial educational programming or public safety and transportation radio services. No existing broadcaster or other media entity is permitted to have an ownership interest or enter into any program or operating agreement with any low power FM station. During the first two years of the new service, applicants must be based in the area they propose to serve. Applicants are not permitted to own more than one station nationwide during the initial two-year period. After the initial two-year period, entities are allowed to own up to five stations nationwide, and after three years, the limit will be raised to ten stations nationwide. A single person or entity may not own two low power stations whose transmitters are less than seven miles from each other. The authorizations for the new stations are not transferable. In April 2001, the FCC adopted a third channel interference protection standard that prohibited any applicant from obtaining a low power FM station who has previously operated a station without a license.

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

Federal Antitrust Considerations

The Federal Trade Commission (“FTC”) and the Department of Justice (“DOJ”), which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws, have been increasingly active recently in their review of radio station acquisitions, particularly where an operator proposes to acquire additional stations in its existing markets.

For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “Hart-Scott-Rodino Act”), and the rules promulgated thereunder, require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. During the initial 30-day period after the filing, the agencies decide which of them will investigate the transaction. If the investigating agency determines that the transaction does not raise significant antitrust issues, then it will either terminate the waiting period or allow it to expire after the initial 30 days. On the other hand, if the agency determines that the transaction requires a more detailed investigation, then, at the conclusion of the initial 30-day period, it will issue a formal request for additional information. The issuance of a formal request extends the waiting period until the 20th calendar day after the date of substantial compliance by all parties to the acquisition. Thereafter, the waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a formal request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including persuading the agency that the proposed acquisition would not violate the antitrust laws, restructuring the proposed acquisition, divestiture of other assets of one or more parties, or abandonment of the transaction. These discussions and negotiations can be time consuming, and the parties may agree to delay completion of the acquisition during their pendency.

At any time before or after the completion of a proposed acquisition, the FTC or the DOJ could take action under the antitrust laws as it considers necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business or other assets acquired. Acquisitions that are not required to be reported under the Hart-Scott-Rodino Act may be investigated by the FTC or the DOJ under the antitrust laws before or after completion. In addition, private parties may, under certain circumstances, bring legal action to challenge an acquisition under the antitrust laws.

As part of its increased scrutiny of radio station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under time brokerage agreements, local marketing agreements, joint sales agreements and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Act could violate the Hart-Scott-Rodino Act. In connection with acquisitions subject to the waiting period under the Hart-Scott-Rodino Act, so long as the DOJ policy on the issue remains unchanged, we would not expect to commence operation of any affected station to be acquired under a time brokerage agreement, local marketing agreement or similar agreement until the waiting period has expired or been terminated.

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

Employees

As of December 31, 2007, we had approximately 3,200 full-time employees and approximately 1,800 part-time employees, of which approximately 300 are covered by collective bargaining agreements. We consider our relations with our employees generally to be good.

We employ several on-air personalities in our businesses. We enter into employment agreements with certain on-air personalities in order to protect our interests in these employee relationships. We do not believe that the loss of any one of these on-air personalities would have a material adverse effect on our consolidated financial condition and results of operations. However, the loss of several key on-air personalities may have a material adverse effect on our business, and there can be no assurance that we will be able to retain such key on-air personalities.

Available Information

Our Internet address is www.citadelbroadcasting.com. You may obtain through our Internet website, free of charge, access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on

Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). You may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549, or you may call 1-800-SEC-0330 for more information.

ITEM 1A.	RISK FACTORS

The following factors (in addition to others) could have a material impact on our business:

Decreased spending by advertisers and changes in the United States economy could have a material adverse effect on the Company and its business

Since virtually all of our Radio Markets’ net revenues are generated from the sale of local, regional and national advertising for broadcast on our radio stations, and the net revenue of our Radio Network is also dependent on national advertising, a recession or downturn in the United States economy could have an adverse effect on the Company as advertisers generally reduce their spending during economic downturns. A decline in the level of business activity of our advertisers could decrease our revenue and profit margins. In addition, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets could be adversely affected by local or regional economic downturns.

We may lose audience share and advertising revenue to competing radio stations, radio networks or other types of media competitors

We operate in a highly competitive industry. Our Radio Markets and Radio Network compete for audiences, creative and performing talent, broadcast rights, market share and advertiser support with other radio stations and station groups, radio networks, and other syndicated programming and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, the Internet, hand-held programmable devices, such as iPods and cellular phones, and direct mail. Audience ratings, performance-based revenue arrangements and market shares are subject to change, and any adverse change in a particular geographic area could have a material and adverse effect on our ability to attract not only advertisers in that local region, but national advertisers as well. Any adverse change in a particular market or in the relative market positions of the stations located in a particular market, or any adverse change in listeners’ preferences could have a material adverse effect on our revenue (since advertising sales are based on ratings for the programs in which advertisements air) or ratings, could require increased promotion or other expenses in that market, and could adversely affect our revenues in other markets. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future or offer syndicated programming that competes with the Radio Network, and these companies may be larger and have more financial resources than us. In addition, from time to time, other stations may change their format or programming, a station may adopt a format to compete directly with us for audiences and advertisers, or stations or networks might engage in aggressive promotional campaigns. These tactics could result in lower ratings, lower market share, and lower advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Audience preferences as to format or programming may also shift due to demographic changes, personnel or other programming changes, a decline in broadcast listening trends or other reasons. Our failure to respond, or to respond as quickly as our competitors, could have an adverse effect on our business and financial performance. We cannot assure you that we will be able to maintain or increase our current audience ratings and advertising revenue.

We may lose key on-air talent to competing radio stations, radio networks or other types of media competitors

We operate in a highly competitive industry. Our Radio Markets and Radio Network compete for creative and performing on-air talent with other radio stations and station groups, radio networks, and other syndicated programming and other media such as broadcast television, cable television, satellite television and satellite radio. Employees and other on-air talent of the Company are subject to change and their contracts are governed pursuant to certain terms and termination provisions. Any adverse change in a particular program, format or on-air talent could have a material adverse effect on our ability to attract local and/or national advertisers, on our revenue and/or ratings, or could require increased expenses. As such, the loss of key on-air talent could result in lower ratings, lower market share and lower advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Our failure to respond, or to respond as quickly as our competitors, could have an adverse effect on our business and financial performance. We cannot assure you that we will be able to retain all current on-air employees and personnel or that we will be successful in renewing or extending our existing contracts with our on-air employees and personnel.

Our substantial indebtedness could adversely affect our operations and financial condition

As of December 31, 2007, we had outstanding indebtedness of approximately $2,465.0 million, consisting of $330.0 million of convertible subordinated notes and $2,135.0 million under our Senior Credit and Term Facility. This indebtedness could have important consequences to us, including, but not limited to:

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	limiting our ability to invest operating cash flow in our businesses due to debt service requirements;

•	limiting our ability to pay quarterly dividends or to repurchase shares;

•	limiting our ability to obtain additional financing or to raise additional capital;

•	causing certain valuable tax attributes to expire unused;

•	requiring us to dispose of significant assets;

•	limiting our ability to compete with companies that are not as highly leveraged and that may be better positioned to withstand economic downturns;

•	increasing our vulnerability to economic downturns, changing market conditions and changes in the radio broadcast industry;

•	limiting our flexibility in planning for, or reacting to, changes in our business or industry; and

•	to the extent that our debt is subject to floating interest rates, increasing our vulnerability to fluctuations in market interest rates.

Many of the Company’s radio stations have experienced a decline in results of operations during fiscal year 2007, including those obtained as a result of the Merger. The continuation or worsening of that decline in results of operations could have adverse effects on the Company, some of which may be material. We currently intend to obtain the funds needed to pay our expenses and to pay the principal and interest on our outstanding debt from operations. Our ability to meet our expenses and debt service obligations will depend on the factors described above, as well as our future performance, which will be affected by financial, business, economic and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. We cannot assure you that we will be able to, at any given time, refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.

We are subject to restrictive debt covenants, which may restrict our operational flexibility

In addition to the debt service requirements described above, our Senior Credit and Term Facility and other material contracts of the Company impose many restrictions on us and our subsidiaries. These restrictions include covenants that restrict our and our subsidiaries’ ability to incur additional indebtedness, pay dividends on and repurchase common stock, make other restricted payments, including dividends and investments, sell our assets, transfer all or substantially all of our assets and enter into consolidations or mergers.

Our Senior Credit and Term Facility also requires us to maintain a specified financial ratio and satisfy financial condition tests. Our ability to meet the financial ratio and tests may be affected by future events, including some events beyond our control, and we cannot assure you that we will meet the financial ratio and financial condition tests. A breach of any of the covenants, financial ratio, financial condition tests or restrictions could result in an event of default under our Senior Credit and Term Facility, in which case the lenders could elect to declare all amounts outstanding under the Senior Credit and Term Facility to be immediately due and payable. If the lenders under our Senior Credit and Term Facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other indebtedness that would become due as a result of any acceleration.

Future losses could be caused by future asset impairment of our FCC licenses and/or goodwill

As of December 31, 2007, our FCC licenses and goodwill comprise 82% of the Company’s total assets. The Company has recently recognized significant non-cash impairment charges relating to these assets. Interim and/or annual impairment testing, as applicable, are required under SFAS No. 142, Goodwill and Other Intangible Assets, and could result in future impairment losses. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the Radio Markets and Radio Network. If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses and goodwill for these reporting units below their adjusted carrying amounts, the Company may also be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations. Factors that could result in future impairment losses are further discussed in the section entitled “Critical Accounting Policies” within Item 7.

Our results may be adversely affected if long-term programming contracts are not renewed on sufficiently favorable terms

The Company enters into long-term contracts in the ordinary course of business for both the acquisition and distribution of media programming and products, including contracts for both the acquisition and distribution of programming rights for sporting events and other programs, contracts for the distribution of programming to satellite operators, and contracts relating to programming produced by third parties on our stations and by our network business. As these contracts expire, the parties must renew or renegotiate the contracts, and if they are unable to renew them on acceptable terms, we may lose these rights, the related programming and applicable revenue. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than in the past) or the revenue from distribution of programs may be reduced (or increase at slower rates than in the past). With respect to the acquisition of programming rights, the impact of these long-term contracts on our results over the term of the contracts will depend on a number of factors, including the strength of advertising markets, effectiveness of marketing efforts, the size of viewer audiences, and the related contract expenses and costs. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.

The loss of affiliation agreements by our network business could materially adversely affect our results of operations

Our Radio Network has approximately 4,000 station affiliates and 8,500 program affiliations. It receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by the Radio Network into its programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements of the Radio Network could adversely affect our results of operations by reducing the reach of our network programming and, therefore, its attractiveness to advertisers. Renewal on less favorable terms may also adversely affect our results of operations through reduction of advertising revenue.

The failure or destruction of satellites and transmitter facilities that we depend upon to distribute our programming could materially adversely affect our businesses and results of operations

The Company uses studios, satellite systems, transmitter facilities, and the Internet to originate and/or distribute its station programs and network programs and commercials to affiliates. The Company relies on third-party contracts and services to operate the Company’s origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite transponders, uplinks and downlinks and telecom circuits. Distribution may be disrupted due to one or more of our third parties losing their ability to provide particular services to us which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), various acts of terrorism, power outages, major telecom connectivity failures or satellite failures. Our ability to distribute programming to station audience and/or network affiliates may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until third-party services resume, the inability to originate or distribute programming could have a material adverse effect on our businesses and results of operations.

If we lose key executive officers, our business could be disrupted and our financial performance could suffer

Our business depends upon the continued efforts, abilities and expertise of our executive officers, primarily our chairman and chief executive officer, Farid Suleman. We believe that the unique combination of skills and experience possessed by Mr. Suleman would be difficult to replace, and his loss could have a material adverse effect on the Company, including impairing our ability to execute our business strategy. Mr. Suleman does not have a formal employment agreement with the Company.

Our business depends upon licenses issued by the FCC, and if licenses were not renewed or we were to be out of compliance with FCC regulations and policies, our business would be materially impaired

Our business depends upon maintaining our broadcasting licenses issued by the FCC, which are issued currently for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them only with significant qualifications, including renewals for less than a full term of eight years. In the last renewal cycle, all of our licenses were renewed; however, we cannot assure you that our future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations, could result in material impairment and could adversely affect our liquidity and financial condition. If we fail to renew, or the FCC renews any of the licenses with substantial conditions or modifications (including renewing one or more of the licenses for a term of fewer than eight years), it could prevent us from operating the affected station and generating revenue from it. Further, the FCC has a general policy restricting the transferability of a station license while a renewal application for that station is pending. In addition, we must comply with extensive FCC regulations and policies governing the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. Additionally, the FCC is considering further changes to its media ownership rules, which may limit our ability to expand our media holdings. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on the Company’s business. Moreover, governmental regulations and policies may change over time, and the changes may have a material adverse impact upon our business, financial condition and results of operations.

We may be adversely affected by the FCC’s more rigorous enforcement of its indecency regulations against the broadcast industry as well as by the increased amounts of the potential fines

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC vigorously enforces its indecency rules against the broadcasting industry as a whole. The FCC has indicated that it is stepping up its enforcement activities as they apply to indecency and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency violations. The FCC has found on a number of occasions recently that the content of broadcasts has contained indecent material. In such instances, the FCC issued fines to the offending licensees. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. The FCC has found that the broadcast of fleeting and isolated expletives was indecent. In June 2007, however, the Second Circuit vacated the FCC’s “fleeting expletive” policy on the ground that the FCC failed to articulate a reasoned basis for a change in its longstanding approach in this area. The Second Circuit remanded the case to the FCC for further proceedings consistent with the Second Circuit’s opinion, and the FCC has filed a petition for certiorari with the U.S. Supreme Court on this matter. In addition, Congress currently has under consideration legislation that addresses the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent and profane material, including a law that would make future “fleeting expletives” indecent under the FCC’s jurisdiction. Moreover, the FCC has recently begun imposing separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. In addition, a new law increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming. To the extent these inquiries or other proceedings by the FCC result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operations and business could be materially adversely affected.

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

•	satellite digital audio radio service, which now has two subscriber-based satellite radio services with numerous channels and niche formats and sound quality equivalent to that of compact discs;

•	HD Radio™ digital radio technology, which could improve the quality of existing AM and FM radio signals, including stations owned by us; and

•	low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve small, localized areas.

The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, including the introduction of new technologies used in automobiles, such as audio cassettes, compact discs, satellite digital audio radio and cellular telephones. A growing population, greater use of the automobile and increased commuter times have contributed to this growth. Some of the new technologies, particularly satellite digital audio radio service and Internet radio, will compete for the consumer’s attention in the car, workplace and elsewhere. We cannot assure you that this historical growth will continue. In addition, we cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

If we do not successfully integrate our historical radio station business with the radio stations and network businesses we recently acquired, we may not realize the expected benefits of the Merger

We closed the Merger in June 2007 and have begun the process of integration. There is a significant degree of difficulty inherent in the process of integrating the ABC Radio Business with our historical operations. These difficulties include the challenges of:

•	integrating the ABC Radio Business with our historical operations while carrying on the ongoing operations of each business;

•	integrating sales and business development operations;

•	coordinating geographically separate organizations;

•	creating uniform standards, controls, procedures, policies and information systems;

•	retaining existing customers and other constituents of each component of the Company; and

•	retaining and integrating key officers and personnel.

We cannot assure you that the ABC Radio Business will be successfully or cost-effectively integrated into the Company. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

After the Merger, we have significantly more sales, assets and employees than we did before the Merger. In addition, our range of programs, stations, advertisers, listeners and competitors is significantly expanded from our range before the Merger. The integration process requires us to significantly expand the scope of our operational and financial systems, which increases our operating complexity. Implementation of uniform controls, systems and procedures may be costly and time-consuming. In addition, in the event that the operations of the ABC Radio Businesses do not meet expectations, we may restructure or write off the value of some of the assets of the ABC Radio stations and/or the Radio Network.

Alphabet Acquisition Corp. may not have adequate funds to perform its indemnity obligations to TWDC under the Separation Agreement

Our wholly-owned subsidiary, Alphabet Acquisition Corp., has agreed to indemnify TWDC from all liabilities relating to the liabilities assumed (or retained) by one of its predecessors under the Separation Agreement, and any liabilities (including third-party claims) imposed on, sustained, incurred or suffered by TWDC that relate to, arise out of or result from the ABC Radio Business, the ABC Radio Business assets transferred under the Separation Agreement or the failure of Alphabet Acquisition Corp. to pay, perform or otherwise promptly discharge a liability transferred to the ABC Radio Business under the Separation Agreement. In the event that Alphabet Acquisition Corp. becomes obligated to pay TWDC pursuant to its indemnification obligations, we cannot assure you that Alphabet Acquisition Corp. or the Company will have sufficient liquidity to meet such payment obligation or that any such payment would not result in an event of default under our Senior Credit and Term Facility.

We are affected by significant restrictions with respect to certain actions that could jeopardize the tax-free status of the separation

The Tax Sharing and Indemnification Agreement restricts us and our affiliates from taking certain actions that could cause TWDC’s internal restructuring or the Spin-Off to be taxable or that could otherwise jeopardize the tax-free status of the internal restructuring or the Spin-Off, including:

•	for two years after the completion of the Spin-Off, entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition of our stock or the issuance of shares of our stock, or options to acquire or other rights in respect of such stock, unless, generally, the shares are issued to qualifying employees or retirement plans, each in accordance with certain “safe harbors” under applicable regulations of Section 355 of the Internal Revenue Code;

•	for two years after the completion of the Spin-Off, entering into any joint venture that includes assets of our wholly-owned subsidiary, Alphabet Acquisition Corp., or any of its subsidiaries;

•

for two years after the completion of the Spin-Off, permitting certain subsidiaries of the predecessor of Alphabet Acquisition Corp. at the time of the Spin-Off to cease to own directly and to operate the radio station or radio network business conducted by those subsidiaries immediately prior to the Spin-Off; or, generally, entering into any transaction that would alter the ownership structure of those subsidiaries at the time of the Spin-Off; and

•

generally, for two years after the completion of the Spin-Off, taking any action that might be a restructuring tainting act or a distribution tainting act without receiving the prior written consent of TWDC.

For this purpose, under the Tax Sharing and Indemnification Agreement, our affiliates include (i) our subsidiaries, (ii) Farid Suleman, (iii) any of our stockholders affiliated with FL&Co. and (iv) any other controlling stockholder of the Company, or person that is a member of a “coordinating group” with a controlling stockholder of the Company, in each case within the meaning of the applicable regulations under Section 355 of the Internal Revenue Code.

Because of these restrictions, we may be precluded from buying back our stock and we may be limited in the amount of stock we can issue to make acquisitions or raise additional capital in the two years subsequent to the completion of the Spin-Off and the Merger, which could have a materially adverse effect on our liquidity and financial condition. Also, our indemnity obligation to TWDC might discourage, delay or prevent a change of control that our stockholders may consider favorable.

We may be required to indemnify TWDC for taxes resulting from acts prohibited by the Tax Sharing and Indemnification Agreement

In certain circumstances, under the Tax Sharing and Indemnification Agreement, we are required to indemnify TWDC against taxes and related costs and liabilities of TWDC and its affiliates that arise in connection with the separation as a result of any restructuring tainting acts or distribution tainting acts by us and/or one or more of our affiliates. For this purpose, our affiliates include (i) our subsidiaries (ii) any of our stockholders affiliated with FL&Co., (iii) Farid Suleman and (iv) any other controlling stockholder of the Company, or person that is a member of a “coordinating group” with a controlling stockholder of the Company, in each case within the meaning of applicable regulations under Section 355 of the Internal Revenue Code. If TWDC recognizes gain on the separation for reasons not related to a restructuring tainting act or distribution tainting act by us or our affiliates, TWDC would not be entitled to be indemnified by us under the Tax Sharing and Indemnification Agreement. Our indemnity obligation to TWDC might discourage, delay or prevent a change of control that our stockholders may consider favorable. In the event that we become obligated to pay TWDC pursuant to our indemnification obligations, there can be no assurance we will have sufficient liquidity to meet such payment obligations. It is also possible that any such payment would result in an event of default under our Senior Credit and Term Facility.

The transaction structure may discourage other companies from trying to acquire us for a period of time following completion of the Merger

Certain provisions of the Tax Sharing and Indemnification Agreement, which are intended to preserve the tax-free status of the Merger and separation for United States federal income tax purposes, may discourage future business combination proposals for a period of time following the Merger.

Our stock price could be volatile and could drop unexpectedly

Our common stock has been publicly traded since August 2003. The market price of our common stock has been subject to fluctuations since the date of our initial public offering and has declined 66% from the date of the Merger through December 31, 2007. The stock market has from time to time experienced price and volume fluctuations that have affected the market prices of securities. As a result, the market price of our common stock could materially decline, regardless of our operating performance. The price of our common stock may vary due to a number of factors, including without limitation:

•	the amount of indebtedness and liquidity of the Company;

•	the payment of any dividends;

•	changes in the regulatory environment;

•	market assessments of the likelihood that the ABC Radio Business will be integrated effectively into the Company;

•	market assessments of our operating results and financial condition, including of the prospects of post-Merger operations and synergies; and

•	general market, business and economic conditions.

We cannot predict or give any assurances as to the market price of our common stock.

Future sales of common stock by FL&Co. could adversely affect the price of our common stock

The market for our common stock could fall substantially if FL&Co. sold large amounts of shares of our common stock in the public market. These sales, or the possibility of such sales, could, among other factors, make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

Our certificate of incorporation and by-laws and Delaware corporate law contain provisions that may inhibit a takeover

Our certificate of incorporation and by-laws, as well as Delaware law, may inhibit changes in control that are not approved by our board of directors and could delay or prevent a change of control that our stockholders may consider favorable. These provisions include:

•	a classified board of directors;

•	limiting the ability to call special meetings of stockholders to the board of directors, the chairman of the board of directors, the president or chief executive officer of the company; and

•	advance notice requirements for nominations of director candidates.

These restrictions and limitations could adversely affect the price of our common stock.

We may be unable to effectively integrate future acquisitions

The integration of acquisitions involves numerous risks, including:

•	difficulties in the integration of operations and systems and the management of a large and geographically diverse group of businesses;

•	the diversion of management’s attention from other business concerns; and

•	the potential loss of key employees of acquired businesses.

The risks of integration are magnified during any period of significant growth. We cannot be assured that we will be able to integrate successfully any operations, systems or management that might be acquired with regard to acquisitions in the future.

We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or natural disasters

The occurrence of extraordinary events, such as terrorist attacks, natural disasters, intentional or unintentional mass casualty incidents or similar events may substantially impact the Company’s operations in specific geographic areas, as well as nationally, and it may decrease the use of and demand for advertising, which may decrease the Company’s revenues or expose it to substantial liability. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial activities. The occurrence of future terrorist attacks, military actions by the United States, contagious disease outbreaks or other unforeseen similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economies where we do business generally, specifically the market for advertising. In addition, an act of God or a natural disaster could adversely impact any one or more of the markets where we do business. For example, Hurricane Katrina and the aftermath left in its wake significantly impacted the operations of our New Orleans radio cluster.

We could experience delays in expanding our business, be prevented from making acquisitions or be required to divest radio stations due to antitrust laws and other legislative and regulatory considerations

The radio broadcasting industry is subject to extensive and changing federal regulation. The FTC, the DOJ and the FCC carefully review proposed business acquisitions and dispositions under their respective regulatory authority, focusing on the effects on competition, the number of stations owned in a market and the effects on concentration of market revenue share. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed transaction or could require us to modify or abandon an otherwise attractive opportunity. We can give no assurances that the DOJ, FTC and/or FCC will not seek to bar us from acquiring additional radio stations in any market where we already have a significant position.

Our failure to comply with the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements

We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance was required as of December 31, 2004. This effort included documenting and testing internal controls. As of December 31, 2007, we did not identify any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board. The ABC Radio Business has never been operated as a stand-alone public company, and therefore has never been subject to the Sarbanes-Oxley Act of 2002, other than as a component of TWDC. The combination of Citadel’s business with the ABC Radio Business roughly doubled the size of Citadel. There are no assurances that we will not have material weaknesses that would be required to be reported or that we will be able to comply with the reporting deadline requirements of Section 404. In addition, the costs of bringing the Company into compliance with the requirements of Section 404 may be significant. A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our stock.

We excluded the internal controls of the ABC Radio Business from our annual assessment of the effectiveness of our internal control over financial reporting for 2007. This exclusion is in accordance with the SEC guidance that an assessment of a recently acquired business may be omitted from management’s report on internal controls over financial reporting in the year of acquisition. The ABC Radio Business contributed approximately 41% of the Company’s total revenues for the year ended December 31, 2007, and the assets of the ABC Radio Business represent approximately 53% of the Company’s total assets as of December 31, 2007.

The Company may be influenced by its largest stockholders, whose interests may conflict with those of other stockholders

Our largest stockholders, who are affiliated with FL&Co., own approximately 29% of our outstanding common stock.

The principal stockholders may be able to:

•	influence the election of our board of directors;

•	influence our management and policies; and

•

influence the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company.

Certain of our directors have or had relationships with FL&Co. Theodore J. Forstmann is the senior partner of FL&Co., and his brother, J. Anthony Forstmann, is a special limited partner of FL&Co. Michael A. Miles also is a special limited partner of FL&Co. and serves on the Forstmann Little advisory board. Wayne T. Smith is a limited partner of two of the funds that own shares of our common stock and a director of 24 Hour Fitness Worldwide, Inc., a majority of the stock of which is controlled by certain affiliated partnerships of FL&Co. As a result of their relationships with FL&Co., Messrs. Theodore Forstmann, J. Anthony Forstmann, Miles and Smith have an economic interest in certain of the FL&Co. partnerships and their portfolio investments, including the Company. Of those directors, however, only Mr. Theodore Forstmann has any voting or investment power over the shares of common stock of the Company. Herbert J. Siegel serves as a director of IMG Worldwide Holdings Inc., a majority of the stock of which is controlled by certain affiliated partnerships of FL&Co. As a result of these relationships, when conflicts between the interests of the FL&Co. partnerships and the interests of our other stockholders arise, these directors and officers may not be disinterested. Under Delaware law, although our directors and officers have a duty of loyalty to the Company, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as the material facts as to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, or the transaction is otherwise fair to us.

Future changes in our shareholders could limit our ability to utilize federal and state net operating loss carryforwards and result in increased tax expense

We have recognized a deferred tax asset for certain net operating loss carryforwards for federal and state income tax purposes. As of December 31, 2007, the deferred tax asset is approximately $27.7 million. As a result of the Merger, we have had a greater than 50% change in control and therefore Internal Revenue Code Section 382 limits the annual amount of net operating losses that we can utilize. We believe this recent Section 382 limitation will not limit the availability of our net operating losses prior to their expiration date. However, future ownership changes could significantly impact the annual limitation and therefore limit the availability of our net operating losses prior to their expiration date. This could result in additional tax expense and higher federal and state income tax payments in future periods, which may have a material adverse impact upon our financial condition and results of operations.

We may be unsuccessful in resolving pending litigation relating to the Company’s convertible subordinated notes, which could ultimately result in a judgment being entered against the Company if we do not prevail on the merits

The Company is in the process of resolving pending litigation relating to alleged defaults under the indenture governing the Company’s 1.875% convertible subordinated notes due 2011 relating to the Company’s acquisition of the ABC Radio Business. If the Company is not successful in settling the litigation and if the Company does not prevail on the merits of the case, then a judgment may be entered against the Company. If any of the events relating to the Company’s acquisition of the ABC Radio Business were to be an event of default under the indenture and were to be continuing, then subject to the terms and conditions of the indenture, the trustee or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the outstanding principal amount of $330.0 million and the accrued interest on all convertible subordinated notes at the maximum statutory rate of 9% commencing as of April 24, 2006 through the date of payment, to be immediately due and payable. Such accrued interest would approximate $41 million as of December 31, 2007. If the convertible subordinated notes were to become due and payable, the Company would need to obtain additional financing, and there can be no assurance that we would be able to do so on terms acceptable to the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES AND FACILITIES

The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

We currently own studio facilities in 24 of our markets and own transmitter and antenna sites in 52 of our markets. We lease the remaining studio and office facilities, including office space in Las Vegas, NV, New York, NY, and Dallas, TX, which are not related to the operations of a particular station, as well as the remaining transmitter and antenna sites. The office space in New York, NY and Dallas, TX is also used for the production and distribution of the Radio Network programming. We do not anticipate any significant difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment, with the exception of the lease of satellite transponder space used to distribute the majority of the Radio Network programming.

ITEM 3.	LEGAL PROCEEDINGS

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths at a Rhode Island nightclub. The complaint contains multiple causes of action, only a small number of which are brought against the Company, which assert claims, based on theories of joint venture liability and negligence. The Company’s involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. On October 3, 2003, the action was transferred to the United States District Court, District of Rhode Island (the “District Court”), where it subsequently was consolidated with suits on behalf of some 240 other concertgoers (in which the Company was not sued) for the purposes of pre-trial discovery and motion practice. On January 27, 2005, the Company filed an answer to the complaint, substantially denying plaintiffs’ allegations against the Company. On February 18, 2005, an identical suit was filed on behalf of one additional concertgoer. On January 5 and 31, 2006, substantially identical suits were filed on behalf of two additional concertgoers. The Company believes that plaintiffs’ claims against the Company are without merit and intends to defend these claims vigorously. The Company has filed its motion for summary judgment, which is currently pending with the District Court. The Company does not believe that the outcome of the litigation regarding the Rhode Island night club matters will have a material adverse impact on its financial condition, results of operations, or cash flows.

In 2005, the Company and one of the former ABC Radio stations received a subpoena from the Office of Attorney General of the State of New York (the “New York Attorney General”), as have several other radio broadcasting companies and record companies operating in the State of New York, relating to the New York Attorney General’s investigation of promotional practices involving record companies’ dealings with radio stations. The Company has cooperated with this investigation, and to date, no action has been taken against the Company.

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of the Company’s 1.875% convertible subordinated notes due 2011 (the “Notes”) that purported to be a notice of default under the indenture governing the Notes. The letter alleges that events of default have arisen and continue to arise (i) from the ABC Radio Merger Agreement, (ii) from other agreements relating to the Merger and (iii) the actions contemplated therein (collectively the “Transactions”). Specifically, the letter alleges that the Transactions will or do constitute a fundamental change under the indenture. On April 24, 2006, the Company received a second letter from the same attorney claiming that the Company failed to cure the alleged defaults during the more than 60 days that elapsed since the Company’s receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the Notes, and the accrued and unpaid interest thereon, due and payable immediately. The Company continues to believe that none of the Transactions will or do constitute a fundamental change under the indenture. Therefore, the Company does not believe that any event of default, as defined in the indenture, has occurred or is continuing and does not believe that any holders have a right to declare obligations under the Notes due and payable.

On July 17, 2006, the Company filed a complaint against certain of the holders of Notes in the Supreme Court for the State of New York seeking a judgment declaring that the Transactions do not constitute a fundamental change for purposes of the indenture. On January 5, 2007, Wilmington Trust Company, the trustee under the indenture (the “Trustee”), filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the judge granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. The Company filed an amended complaint on March 8, 2007 against the Trustee as the defendant in the action. Wilmington Trust Company served counter-claims against the Company on March 15, 2007. Discovery in this action was completed, and both parties filed motions for summary judgment with the Supreme Court for the State of New York, which were argued on November 8, 2007.

On February 12, 2008, the Company disclosed that the Company, the Trustee, and holders of a majority in principal amount of the outstanding Notes (the “Majority Noteholders”) had reached an agreement in principle (the “Settlement Agreement”) that would, when and if final, result in the settlement and dismissal of the Company’s litigation relating to the indenture and the Notes. In connection with this settlement process, the Company and the Trustee requested that the Supreme Court for the State of New York withhold its ruling on dispositive motions relating to the matter. Material terms of the Settlement Agreement include, among others:

(1) the Majority Noteholders would (i) waive any alleged past and existing defaults and their consequences related to the Transactions, (ii) rescind any acceleration and its consequences related to the Transactions and (iii) agree to irrevocably tender their Notes in connection with a tender and exchange offer by the Company for all of the outstanding Notes;

(2) the indenture would be amended to confirm that the Transactions did not result in a “fundamental change”; and

(3) the Company would commence a $55 million pro rata cash tender for the Notes at a price of $900 per $1,000 principal amount of Notes and an exchange offer for the remaining Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”) as soon as reasonably practicable, but not later (subject to certain exceptions) than 60 days after the later of (a) the signing of the Settlement Agreement, (b) the filing of the stipulation of discontinuance, (c) the receipt of consent of TWDC (described in more detail below), and (d) confirmation establishing the Majority Noteholders as holders of a majority of principal amount of the Notes. The Amended Notes would have the following interest terms: (1) interest on the Amended Notes would initially be payable at an annual rate of 4%, on a basis that is effective retroactively from January 1, 2008; (2) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is greater than $165 million, then (i) the annual interest rate on the Amended Notes then outstanding would increase by 2% (i.e., to a rate of 6%) retroactively from January 1, 2008 and (ii) at all times from and after January 1, 2009, the annual rate on any Amended Notes outstanding would be changed to a rate that would make the holders of Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par); and (3) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is less than or equal to $165 million, then (i) on January 1, 2009, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to 8%, which increase shall be effective through December 31, 2009 and (ii) on January 1, 2010, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to a rate that would make the holders of Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par). For more information relating to this matter, see Summary of Noteholder Litigation Settlement Agreement dated February 12, 2008 (incorporated by reference to Item 8.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2008).

Under the Tax Sharing and Indemnification Agreement, dated June 12, 2007, by and among the Company, Alphabet Acquisition Corp., formerly known as ABC Radio Holdings, Inc., and TWDC, the Company is required to obtain the consent of TWDC prior to entering into the Settlement Agreement and the transactions contemplated by the Settlement Agreement. Therefore, the Company is currently seeking TWDC’s consent to the Settlement Agreement and the transactions contemplated by Settlement Agreement; however, there can be no assurance that we will be able to obtain their consent under the Tax Sharing and Indemnification Agreement. The parties are not currently bound to enter into the Settlement Agreement or to complete the transactions contemplated by the Settlement Agreement, and the Company cannot assure you that the Settlement Agreement will be executed or that such transactions contemplated therein will be completed.

We are involved in certain other claims and lawsuits arising in the ordinary course of our business, including new matters which involve various aspects of the ABC Radio Business. We believe that such litigation matters and claims will be resolved without a material adverse impact on our financial condition, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CDL.” The table below sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by the NYSE.

	Price Range
	High	Low
Fiscal Year 2006
First Quarter	$13.64	$10.72
Second Quarter	$11.20	$8.62
Third Quarter	$9.73	$8.00
Fourth Quarter	$10.75	$9.08

Fiscal Year 2007
First Quarter	$11.01	$9.37
Second Quarter	$10.12	$5.82
Third Quarter	$6.58	$3.95
Fourth Quarter	$4.80	$1.91

Number of Stockholders

On February 15, 2008, the last reported sale price of our common stock on the NYSE was $1.38 per share. Based on information available to us and our transfer agent, we believe that as of February 15, 2008, there were approximately 1.2 million holders of our common stock.

Dividend Policy

In 2005, we began paying a quarterly dividend in the amount of $0.18 per share on our common stock. Quarterly dividends were paid to holders of record on November 30, 2005, March 30, 2006, June 30, 2006, October 5, 2006 and February 12, 2007. During the year ended December 31, 2007, we paid cumulative dividends of $0.18 per share and have not paid regular or quarterly dividends subsequent to February 12, 2007. Our board of directors is free to change its dividend practices from time to time and to decrease or increase or otherwise change the amount and form of the dividend paid, or to not pay a dividend, on our common stock on the basis of restrictions imposed by applicable law, contractual limitations (including those imposed by our Senior Credit and Term Facility, which are discussed below) and financial limitations, including on the basis of results of operations, financial condition, cash requirements and future prospects and other factors deemed relevant by the board of directors. Our Senior Credit and Term Facility contains a covenant restricting the payment of dividends by us, which is subject to a number of specific exceptions. There can be no assurance of future cash flows from our wholly-owned subsidiaries to pay dividends.

Pursuant to the ABC Radio Merger Agreement, immediately prior to the closing of the Merger, we also declared a Special Distribution of $276.5 million, or $2.4631 per share, payable immediately prior to the closing of the Merger to holders of our common stock of record on June 8, 2007. The amount of the distribution was determined based on the market price of our common stock over a measurement period ending prior to the closing and the number of shares of our common stock deemed to be outstanding for such purposes. This Special Distribution is non-recurring.

Equity Compensation Plan Information

The following tables set forth, as of December 31, 2007, the number of shares of common stock that are issuable upon the exercise of stock options outstanding and upon vesting of nonvested shares of common stock or common stock units of the Company under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan (the “2002 Long-Term Incentive Plan”) and the TWDC Rollover Equity Agreements (the “ABC Rollover Plan”).

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights
Equity Compensation Plans Approved by Stockholders
2002 Long-Term Incentive Plan	4,117,343	$15.14
ABC Rollover Plan	9,094,777	$5.37
Equity Compensation Plans Not Approved by Stockholders
None	—	—

Total	13,212,120

Plan Category	Number of Shares to be Issued Upon Vesting of Nonvested Shares or Nonvested Share Units	Weighted Average Grant Date Fair Value
Equity Compensation Plans Approved by Stockholders
2002 Long-Term Incentive Plan	1,971,515	$10.92
ABC Rollover Plan	3,137,894	$5.90
Equity Compensation Plans Not Approved by Stockholders
None	—	—

Total	5,109,409

As of December 31, 2007, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the 2002 Long-Term Incentive Plan and the ABC Rollover Plan was 10,170,360 and 2,767,329, respectively, not including shares underlying outstanding grants.

The Company also granted 2,868,006 fully vested stock units, of which 1,434,003 remain subject to a deferred distribution date, to its chief executive officer under a written agreement dated April 23, 2002, as amended on June 4, 2002.

On November 16, 2007, the compensation committee of the board of directors approved amendments to the Company’s Form of Stock Option Agreement under the 2002 Long-Term Incentive Plan by extending the period of time under which options under the 2002 Long-Term Incentive Plan may be exercised upon the death of an employee to one year following such event. The amended Form of Stock Option Agreement is filed with this Annual Report on Form 10-K as Exhibit 10.9.

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

	Cumulative Total Return
	08/01/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Citadel Broadcasting Corporation	$100.00	$108.33	$78.35	$65.94	$51.67	$14.82
S&P 500	100.00	113.15	125.46	131.10	151.76	160.77
S&P Broadcasting & Cable TV	100.00	111.53	101.61	84.71	121.90	94.33
Peer Group	100.00	116.18	77.75	65.03	68.76	45.01

Purchases of Equity Securities

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. No repurchases were made during the quarter ended December 31, 2007. As of December 31, 2007, the Company had repurchased approximately 26.2 million shares of common stock for an aggregate amount of approximately $337.6 million under these repurchase programs. In addition, the Company has acquired approximately 0.9 million shares of common stock for approximately $8.9 million during the year ended December 31, 2007, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. However, as a result of the Tax Sharing and Indemnification Agreement and the Merger, the Company may only repurchase additional shares under very limited circumstances.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected historical consolidated financial data below in conjunction with our consolidated financial statements and the accompanying notes. You should also read Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of these materials are included elsewhere in this report. We derived the historical consolidated financial data as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 from our audited consolidated financial statements included in this report. We derived the historical consolidated financial data as of December 31, 2005, 2004, and 2003, and for the years ended December 31, 2004 and 2003 from our audited consolidated financial statements, which are not contained in this report. The selected consolidated historical financial data may not be indicative of future performance.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Operating Data: (1)
Net revenues	$719,757	$432,930	$419,907	$411,495	$371,509
Operating expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below (2)	253,232	120,270	114,727	111,724	95,663
Selling, general and administrative (2)	197,106	126,558	122,711	123,466	116,259
Corporate general and administrative	44,642	30,287	15,363	15,566	20,433
Local marketing agreement fees	1,326	1,268	1,723	2,081	2,405
Asset impairment and disposal charges (3)	1,612,443	174,049	—	—	—
Depreciation and amortization	30,678	16,740	22,346	101,270	140,659
Non cash charge related to contractual obligations (4)	—	—	—	16,449	—
Other, net	(3,900)	(1,026)	(353)	(776)	53

Total operating expenses	2,135,527	468,146	276,517	369,780	375,472

Operating (loss) income	(1,415,770)	(35,216)	143,390	41,715	(3,963)

Interest expense, net	100,741	32,911	21,137	17,345	48,254
Write off of deferred financing costs due to extinguishment of debt (5)	555	—	—	13,615	9,345

(Loss) income before income tax (benefit) expense	(1,517,066)	(68,127)	122,253	10,755	(61,562)
Income tax (benefit) expense	(231,830)	(20,113)	52,496	(63,813)	28,008

Net (loss) income applicable to common shares	$(1,285,236)	$(48,014)	$69,757	$74,568	$(89,570)

Net (loss) income per share:
Basic	$(6.61)	$(0.43)	$0.59	$0.58	$(0.83)

Diluted	$(6.61)	$(0.43)	$0.55	$0.54	$(0.83)

Dividends declared per share	$0.18	$0.54	$0.18	$—	$—

Special distribution declared per share	$2.4631	$—	$—	$—	$—

Weighted average common shares outstanding:
Basic	194,374	111,453	119,234	129,191	107,360

Diluted	194,374	111,453	134,534	143,379	107,360

Other Data:
Cash flow provided by (used in):
Operating activities	$171,923	$136,277	$140,773	$147,146	$84,035
Investing activities	(1,588)	(41,516)	(45,535)	(156,383)	(174,409)
Financing activities	26,239	(95,234)	(91,966)	6,718	91,707
Capital expenditures	12,345	11,790	8,112	8,948	6,162
Current tax expense	3,512	2,491	2,861	2,556	1,421
Deferred tax (benefit) expense	(235,342)	(22,604)	49,635	(66,369)	26,587

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data
Total assets	$3,843,435	$2,173,696	$2,333,325	$2,315,698	$2,249,333
Long-term debt and other liabilities (including current portion)	2,532,527	751,021	675,055	655,199	693,175

(1)	The selected consolidated historical financial data includes the operating results, acquired assets and assumed liabilities of the ABC Radio Business subsequent to the closing date of the Merger, June 12, 2007.
(2)	Certain reclassifications have been made to prior year amounts to conform them to current year presentation. Barter expenses relating to selling, general and administrative activities were reclassified from cost of revenues to selling, general and administrative in order to conform to ABC Radio’s presentation subsequent to the Merger.
(3)	In accordance with SFAS No. 142, we conducted impairment tests during the year ended December 31, 2007 which resulted in non-cash impairment charges of $1,591.5 million on a pre-tax basis to reduce the carrying amounts of FCC licenses and goodwill. Additionally, we recognized a non-cash impairment charge of $20.9 million to write down the carrying amounts of certain stations to be divested to their estimated fair market values. For the year ended December 31, 2006, we conducted an interim impairment test during the quarter ended June 30, 2006 and our annual impairment test of indefinite-lived intangible assets as of the October 1 annual testing date. The analyses resulted in a non-cash impairment charge of $174.0 million on a pre-tax basis to reduce the carrying amount of FCC licenses and goodwill.
(4)	Operating income for 2004 reflects a non-cash charge of approximately $16.4 million primarily due to the Company’s settlement with its previous national representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with its previous representation firm and entered into a new long-term contract with the Company.
(5)	Our initial public offering registration statement with the SEC was declared effective on July 31, 2003, and we used substantially all of the net proceeds of the initial public offering to repay amounts outstanding under our senior debt. In connection with the repayment, we wrote off deferred financing costs of $8.2 million. Effective December 10, 2003, we amended our credit facility, and in connection with the amendment, we wrote off deferred financing costs of $1.2 million in the fourth quarter of 2003. On February 18, 2004, we sold 9,630,000 shares of common stock at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% subordinated debentures, and in connection with this repayment, we wrote off deferred financing costs of approximately $10.6 million. In August 2004, Citadel Broadcasting Company entered into a new senior credit facility that provided for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous credit agreement and wrote off approximately $3.0 million in deferred financing costs. On June 12, 2007, the Company entered into a new Senior Credit and Term Facility and used the proceeds to repay the outstanding balance of Citadel Broadcasting’s senior credit facility. As a result, we wrote off approximately $0.6 million of deferred financing costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On February 6, 2006, we and Alphabet Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”) and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Agreement and Plan of Merger”). The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. The Company refers to the Agreement and Plan of Merger, as amended, as the “ABC Radio Merger Agreement.”

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

Immediately following the Spin-Off and pursuant to the ABC Radio Merger Agreement, on June 12, 2007, Merger Sub was merged with and into ABC Radio, with ABC Radio continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company. Immediately thereafter, the separate corporate existence of Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The Merger became effective on June 12, 2007, at which time each share of ABC Radio common stock was converted into the right to receive one share of the Company’s common stock. As a result, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders. Immediately following the Merger, the Company’s pre-merger stockholders owned approximately 42.5%, and TWDC’s stockholders owned approximately 57.5% of the outstanding common stock of the Company.

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

•

The existence of a large minority voting interest when no other stockholder has a significant interest. In this case, unless defined, the stockholders of the Company that are affiliated with Forstmann Little & Co. (“FL&Co.”). held an approximate 29% voting interest of the outstanding common stock of the Company after the Merger, which we believe is larger than that of any other holder.

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

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company owns and operates radio stations and holds Federal Communications Commission (“FCC”) licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment (“Radio Markets”) as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. In addition to owning and operating radio stations, we also own and operate the ABC Radio Network (“Radio Network”), which produces and distributes a variety of news and news/talk radio programming and formats. The Radio Network is a leading radio network and syndicator with approximately 4,000 station affiliates and 8,500 program affiliations and is a separate reportable segment as defined by SFAS No. 131. Our top 25 markets accounted for approximately 71% of the 2007 Radio Markets segment revenue as reported. On a pro forma basis for the year ended December 31, 2007, adjusted for the results of ABC Radio and any significant dispositions, our top 25 markets contributed approximately 76% of Radio Markets segment revenues. On a pro forma basis as discussed above, the Radio Markets segment and the Radio Network segment contributed approximately 80% and approximately 20%, respectively, of our consolidated pro forma net revenues. For additional information regarding the determination of these pro forma amounts, see Note 3 to the consolidated financial statements.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firms, which serve as our sales agents in these transactions. In 2007, approximately 82% of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising, and approximately 18% was generated from the sale of national advertising. The major categories of our Radio Markets’ advertisers include automotive companies, restaurants, entertainment companies, medical companies, banks, fast food chains, and grocery stores, and retail merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

•	a radio station’s audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by The Arbitron Ratings Company (“Arbitron”);

•	the number of radio stations, as well as other form of media, in the market competing for the same demographic groups;

•	the supply of, and demand for, radio advertising time; and

•	the size of the market.

Each station’s local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. Through direct advertiser relationships, we can better understand the advertiser’s business needs and more effectively design advertising campaigns to sell the advertiser’s products. We employ personnel in each of our markets to assist in the production of commercials for the advertiser. In-house production, combined with effectively designed advertising, establishes a stronger relationship between the advertiser and the station cluster. National sales are made by a firm specializing in radio advertising sales on the national level, in exchange for a commission based on net revenue. We also target regional sales, which we define as sales in regions surrounding our markets, to companies that advertise in our markets through our local sales force.

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

Advertising can also be sold on a network basis, which allows advertisers to target commercial messages to a specific demographic audience nationally through the Radio Network business affiliates on a cost-efficient basis compared with placing individual spots across radio station markets. The Radio Network generates substantially all of its revenue from the sale of advertising time accumulated from its affiliate stations. In exchange for the right to broadcast Radio Network programming, its affiliates remit a portion of their advertising time, and in some cases, an additional fee. This affiliate advertising is then aggregated into packages focused on specific demographic groups and sold by the Radio Network to its advertiser clients who want to reach the listeners who comprise those demographic groups on a national basis. The Radio Network also generates advertising revenue by embedding a defined number of advertising units in its syndicated programs, which it sells to advertisers at premium prices. Since the Radio Network generally sells its advertising time on a national basis rather than station by station, the Radio Network generally does not compete for advertising dollars with the stations in the Radio Markets.

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

Components of Expenses

Our most significant expenses associated with the Radio Markets are (1) sales costs, (2) programming expenses, (3) advertising and promotional expenses and (4) administrative and technical expenses. Our most significant expenses associated with the Radio Network are (1) sales costs, (2) production and distribution costs (including broadcast rights fees), (3) affiliate compensation, and (4) administrative expenses. We strive to control these expenses by working closely with local management and centralizing functions such as finance, accounting, legal, human resources and management information systems. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with vendors.

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

The Company operates its business in two operating segments, Radio Markets and the Radio Network. Each geographic market where the Company conducts its operations within the Radio Markets segment is a reporting unit, and the Radio Network is also a reporting unit pursuant to SFAS No. 142. For purposes of testing the carrying value of the Company’s FCC licenses for impairment, the fair value of FCC licenses for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a reporting unit basis are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a reporting unit basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given market, the carrying amount of the FCC license in that market is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

The Company’s impairment testing for goodwill in each of its reporting units within its Radio Markets segment and Radio Network is also performed annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. This evaluation is determined based on an income and/or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. If the carrying amount of the goodwill is greater than the estimated fair value of the respective reporting unit, the carrying amount of goodwill of that reporting unit is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

As more fully set forth in “Critical Accounting Policies,” FCC licenses and goodwill represent a substantial portion of our total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the Radio Markets and Radio Network. If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to continue to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses and goodwill for these reporting units below their adjusted carrying amounts, the Company may also be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.8 billion, were recorded as part of the preliminary purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill associated with the ABC Radio Business is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s stock price decline from the date of the Merger through December 31, 2007, the Company reviewed the estimated fair value of the assets acquired in connection with the Merger as of September 30, 2007, October 1, 2007 (the Company’s annual impairment testing date), and December 31, 2007. For the year ended December 31, 2007, the Company recognized a non-cash impairment charge of $1,115.2 million, which is comprised of $347.8 million of FCC license impairment and $767.4 million of goodwill impairment to reduce the carrying values to their estimated fair values. If market conditions and operational performance of the respective reporting units within the ABC Radio Business were to continue to deteriorate, or if facts and circumstances change that would, more likely than not, reduce the estimated fair value of the FCC licenses and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

As a result of the overall deterioration in the radio marketplace, the operating results of the Company’s other radio stations and the decline in the Company’s stock price discussed above and certain reporting units being more likely than not to be disposed, the Company conducted interim impairment tests for certain of its other reporting units during the quarter ended September 30, 2007 and as of December 31, 2007, in addition to its annual impairment test as of October 1, 2007. As a result, the Company recorded a non-cash impairment charge of $476.3 million during the year ended December 31, 2007, which is comprised of $156.9 million and $319.4 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values. If market conditions and operational performance of these respective reporting units were to continue to deteriorate, or if facts and circumstances change that would, more likely than not, reduce the estimated fair value of the FCC licenses and goodwill for these reporting units below their adjusted carrying amounts, the Company may also be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

During the year ended December 31, 2007, the Company also recognized a non-cash impairment charge of $20.9 million to write down the carrying amounts to the estimated fair market value related to certain of the eleven stations that were required to be assigned to a divestiture trust upon the closing of the Merger and other radio assets for which we had definitive sales agreements.

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated by us, or for which we provide sales and marketing services, during the applicable periods, and of the Radio Network. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report. As previously discussed, the Merger was completed on June 12, 2007, and accordingly, the Company’s consolidated balance sheet as of December 31, 2007 includes an allocation to FCC licenses, for which the fair value determination is completed as of December 31, 2007, and a preliminary allocation to the fair market value of the remaining assets acquired and liabilities assumed. The final allocations of the purchase price consideration may differ significantly from the preliminary allocation. In addition, the statement of operations and cash flows of the Company include the cash flows and operations of the ABC Radio stations and network operations from June 12, 2007 through December 31, 2007. Pro forma amounts for 2007 and 2006 have been adjusted for the results of ABC Radio and any significant station dispositions. For additional information regarding the determination of these pro forma amounts, see Note 3 to the consolidated financial statements.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Broadcasting Revenue

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Net revenues:
Local	$500.7	$372.7	$128.0
National	219.1	60.2	158.9

Net revenue	$719.8	$432.9	$286.9

Net broadcasting revenues for the year ended December 31, 2007 increased by approximately $286.9 million from approximately $432.9 million. The increase is driven primarily by the operating results of ABC Radio since the date of the Merger on June 12, 2007. Pro forma net revenues, as adjusted for the results of ABC Radio and any significant station dispositions, were $944.5 million for the year ended December 31, 2007 as compared to pro forma net revenues of $978.4 million during the year ended December 31, 2006, a decrease of $33.9 million, or 3.5%. The decrease in net revenues on a pro forma basis was a result of a $30.1 million decline in revenue from the Radio Markets, as well as decline in revenue at the Radio Network of $2.3 million. The decline in net revenues at the Radio Markets was primarily attributable to lower revenues in our Birmingham, AL; Washington, DC; Dallas, TX; Atlanta, GA; San Francisco, CA; Providence, RI; Tucson, AZ and Detroit, MI radio stations. On a pro forma basis, Radio Markets national revenues were down approximately 9.0% and local revenues were down approximately 2.5%. Subsequent to December 31, 2007, the Radio Markets revenues continue to remain weak.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS No. 123R, Share Based Payment, which requires the cost of all new grants of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date over the requisite service period.

For the year ended December 31, 2007, the total stock-based compensation expense was $23.3 million on a pre-tax basis, with an associated tax benefit of $1.8 million, or $(0.11), net of tax, per basic share. Included in this expense amount is approximately $5.1 million of stock-based compensation expense attributable to options and restricted stock units issued in connection with the conversion of awards at the Merger closing date. The related tax benefit for the year ended December 31, 2007 includes a $3.1 million non-cash write-down of the Company’s deferred tax asset for the excess stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Also included in stock-based compensation expense for the year ended December 31, 2007 is approximately $0.3 million related to adjustments for dividends paid on nonvested shares of common stock that the Company estimates will not ultimately vest. Total stock-based compensation expense for the year ended December 31, 2006 was $17.4 million on a pre-tax basis, with an associated tax benefit of $3.8 million, or $(0.12), net of tax, per basic share. Total stock-based compensation expense recognized for the years ended December 31, 2007 and 2006 is as follows:

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Stock-based compensation expense:
Cost of revenues	$2.2	$1.8	$0.4
Selling, general and administrative	5.2	2.4	2.8
Corporate general and administrative	15.9	13.2	2.7

Total stock-based compensation expense:	$23.3	$17.4	$5.9

Cost of Revenues

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$253.2	$120.3	$132.9

Cost of revenues increased by approximately $132.9 million to $253.2 million for the year ended December 31, 2007 as compared to the same period in 2006. The increase represents primarily the cost of revenues incurred in ABC Radio’s operations for the period from June 12, 2007 through December 31, 2007. On a pro forma basis, cost of revenues increased by $3.3 million, or less than 1%, during the year ended December 31, 2007 from $354.4 million for the year ended December 31, 2006 to $357.7 million during the year ended December 31, 2007.

Selling, General and Administrative

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$197.1	$126.6	$70.5

Selling, general and administrative expenses for the year ended December 31, 2007 increased approximately $70.5 million to $197.1 million from $126.6 million in the year ended December 31, 2006, largely resulting from the costs incurred by the ABC Radio Business from June 12, 2007 through December 31, 2007. On a pro forma basis, selling, general and administrative expenses increased by $2.0 million, or less than 1%, from $249.8 million for the year ended December 31, 2006 to $251.8 million during the year ended December 31, 2007.

Corporate General and Administrative Expenses

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$44.6	$30.3	$14.3

Corporate general and administrative expenses increased $14.3 million, from $30.3 million during the year ended December 31, 2006 to $44.6 million for the year ended December 31, 2007. We incurred an increase of $2.7 million in stock-based compensation expense and related compensation costs of $1.8 million, higher overall salaries, professional fees and technology connectivity costs related to the integration of ABC Radio and payroll taxes associated with the Special Distribution paid on nonvested shares of stock-based awards

Depreciation and Amortization

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$15.0	$15.5	$(0.5)
Amortization	15.7	1.2	14.5

Total depreciation and amortization	$30.7	$16.7	$14.0

Depreciation and amortization expense was $30.7 million during the year ended December 31, 2007, compared to $16.7 million for the year ended December 31, 2006. This increase in depreciation and amortization is primarily attributable to the approximately $15.2 million of amortization expense recognized on definite-lived intangible assets acquired by the Company in connection with the Merger. This increase is partially offset by a reduction in depreciation expense related to the Company’s towers, transmitters and studio equipment that were recorded as part of the acquisition of the Company in June 2001 as these assets were substantially fully depreciated during 2006. Exclusive of any significant station acquisitions or dispositions and any significant change in the purchase price allocation of ABC Radio, depreciation and amortization expense for the Company is expected to increase to approximately $37.1 million for the year ending December 31, 2008.

Intangible assets presented in the accompanying consolidated balance sheet as of December 31, 2007 reflect a preliminary allocation to ABC Radio assets acquired, including FCC licenses and goodwill, which are not subject to amortization, and customer-related intangible assets that are being amortized in relation to the economic benefits of such asset over a total estimated useful life of approximately seven years. The fair value of FCC licenses acquired has been completed as of December 31, 2007, and the Company will finalize the determination of the fair market value of the remaining assets acquired and liabilities assumed, and the allocation of the purchase price consideration by the second quarter of 2008. Pursuant to SFAS No. 141, other intangible assets shall be recognized if they (i) arise from contractual or other legal rights, regardless of whether those rights are transferable or separable from the ABC Radio Business or from other rights and obligations, or (ii) can be separated or divided from the ABC Radio Business and sold, transferred, licensed, rented, or exchanged, regardless of whether there is an intent to do so. In addition, other intangible assets that may be recognized include trademarks and trade names, customer-related intangible assets, such as backlog, and contract-based intangible assets, such as advertising contracts, affiliation agreements, lease agreements, or broadcast programming rights. By the second quarter of 2008, the Company will determine the final allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed as of the closing date of the Merger. Since the other intangible assets discussed above are expected to have definite lives and would be subject to amortization, amortization expense recognized in periods subsequent to the closing of the Merger is expected to increase, which could have a material impact on the Company’s financial condition and results of operations after the Merger. The Company estimates that for every $100 million of definite-lived intangible assets that are acquired, amortization expense would increase by approximately $20 million to $33 million annually, and net income would decrease by approximately $12 million to $20 million annually, based on estimated useful lives of such intangibles of three to five years and the straight-line method of amortization. Every additional $100 million of definite-lived intangible assets with useful lives similar to the customer-related intangible assets discussed at Note 6 to the accompanying consolidated financial statements would be expected to increase amortization by approximately $29 million in the first twelve months after acquisition.

Asset Impairment and Disposal Charges

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Asset impairment and disposal charges	$1,612.4	$174.0	$1,438.4

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.8 billion were recorded as part of the preliminary purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill associated with the ABC Radio Business is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s stock price decline from the date of the Merger through December 31, 2007, the Company reviewed the estimated fair value of the assets acquired in connection with the Merger as of September 30, 2007, October 1, 2007 (the Company’s annual impairment testing date), and December 31, 2007. For the year ended December 31, 2007, the Company recognized a non-cash impairment charge of $1,115.2 million, which is comprised of $347.8 million of FCC license impairment and $767.4 million of goodwill impairment to reduce the carrying values to their estimated fair values. If market conditions and operational performance of the respective reporting units within the ABC Radio Business were to continue to deteriorate, or if facts and circumstances change that would, more likely than not, reduce the estimated fair value of the FCC licenses and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

As a result of the overall decline in the radio marketplace, the operating results of the Company’s other radio stations and the decline in the Company’s stock price discussed above and certain reporting units being more likely than not to be divested, the Company conducted interim impairment tests for certain of its other reporting units during the quarter ended September 30, 2007 and as of December 31, 2007, in addition to its annual impairment test as of October 1, 2007. As a result, the Company recorded a non-cash impairment charge of $476.3 million during the year ended December 31, 2007, which is comprised of $156.9 million and $319.4 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values. If market conditions and operational performance of these respective reporting units were to continue to deteriorate, or if facts and circumstances change that would, more likely than not, reduce the estimated fair value of the FCC licenses and goodwill for these reporting units below their adjusted carrying amounts, the Company may also be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations. For further discussion see “Critical Accounting Policies” section below.

During the year ended December 31, 2007, we also recognized a non-cash impairment charge of $20.9 million to write down the carrying amounts to the estimated fair market value related to certain of the eleven stations that were required to be assigned to a divestiture trust upon the closing of the Merger and other radio assets for which we had definitive sales agreements.

During the year ended December 31, 2006, the Company conducted an interim impairment test as a result of station dispositions in two markets becoming more likely than not and a change in management’s outlook of the expected growth in certain markets. Further, the Company conducted its annual impairment test of its indefinite-lived intangible assets pursuant to SFAS No. 142. As a result of the interim and annual impairment tests conducted, the Company recorded a non-cash asset impairment charge of $174.0 million on a pre-tax basis during the year ended December 31, 2006 for the write down of the carrying value of the recorded FCC licenses and goodwill.

Operating Loss

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Operating loss	$(1,415.8)	$(35.2)	$(1,380.6)

Operating loss increased approximately $1,380.6 million for the year ended December 31, 2007 from $35.2 million for the year ended December 31, 2006. The increased loss in 2007 is primarily the result of an increase in asset impairment and disposal charges of approximately $1,438.4 million. The asset impairment and disposal charges are related to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s other radio stations and to a decline in the Company’s stock price from the date of the Merger through December 31, 2007. Operating loss for the year ended December 31, 2007 includes $1,612.4 million non-cash impairment and disposal charges to write down the carrying values of FCC licenses and goodwill acquired in connection with the ABC Radio transaction and certain of our other FCC licenses and goodwill. Operating loss was also impacted by an increase in depreciation and amortization of $9.3 million and an increase of $2.2 million in corporate general and administrative costs, offset by the operations of the ABC Radio stations and Network acquired on June 12, 2007. Operating loss for the year ended December 31, 2006 reflects a non-cash impairment charge of $174.0 million to reduce the carrying amounts of goodwill and indefinite-lived intangible assets for certain of our markets to their respective estimated fair values.

Interest Expense, Net

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Interest expense, net	$100.7	$32.9	$67.8

Interest expense increased to $100.7 million for the year ended December 31, 2007 from $32.9 million for the year ended December 31, 2006, an increase of $67.8 million. The increase in net interest expense was primarily the result of the interest incurred on the increased borrowings under the Company’s new Senior Credit and Term Facility as a result of the Merger and the payment of the Special Distribution as of the closing of the transaction. Interest expense is expected to continue to increase during the year ending December 31, 2008 as compared to the expense incurred during the year ended December 31, 2007 based on the significant increase in financing obtained in conjunction with the Merger.

Refer to Item 3. “Legal Proceedings” above for a detailed discussion of the status of interest expense expected to be incurred on the convertible subordinated notes.

Income Tax Benefit

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Income tax benefit	$(231.8)	$(20.1)	$(211.7)

For the year ended December 31, 2007, the Company recognized tax benefit of approximately $231.8 million based on a loss before income taxes of approximately $1,517.1 million. Excluding the asset impairment and disposal charge of $1,612.4 million and the tax benefit associated with this charge of approximately $284.6 million, which was adversely impacted by the write-off of non-deductible goodwill, income before taxes would have been approximately $95.3 million and tax expense would have been approximately $52.8 million, resulting in an effective tax rate of 55%. The Company’s effective tax rate differs from the federal tax rate of 35% as a result of a $3.1 million non-cash write down of the Company’s deferred tax asset (as further discussed below), $3.2 million state income tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate upon the completion of the Merger as a result of a change in the jurisdictions in which the Company conducts business, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2007, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, time-vesting restricted shares vested during the year ended December 31, 2007, and the Company recognized a $3.1 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock based awards.

The income tax benefit for the year ended December 31, 2006 was primarily the result of the approximately $67.3 million deferred tax benefit related to the asset impairment. This benefit was adversely impacted by the write-off of non-deductible goodwill. Excluding the effects of the asset impairment, the effective tax rate for the year ended December 31, 2006 is 45%. The effective tax rate in 2006, exclusive of the effects of the asset impairment differs from the federal rate of 35% primarily due to state taxes, non-deductible compensation and other non-deductible expenses.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised. As of December 31, 2007, the Company has $14.6 million in deferred tax assets related to such equity awards. The underlying fair value of equity awards since the date of grant have declined in value and the Company does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

Based on non-cash stock-based compensation expense recognized and the distribution of fully vested stock units with deferred distribution dates (the “Undelivered Shares”) in the first quarter of 2008, the Company expects to recognize a non-cash write-down of its deferred tax asset in the amount of approximately $7.0 million. Additional non-cash write-downs of the Company’s deferred tax assets related to the non-cash stock-based compensation may be required in future periods as the stock awards vest or expire.

As a result of the Merger described at Note 1, the Company has had a greater than 50% change in control and therefore Internal Revenue Code Section 382 limits the annual amount of net operating losses that can be utilized by the Company. The annual limitation is approximately $27.1 million plus any unrealized built-in gains and, assuming no future ownership changes, the Company expects to fully utilize existing net operating loss carryforwards within the available carryforward periods. However, if a future change in control under Section 382 occurs, the Company’s net operating losses could incur additional limitations. The Company will continue to evaluate the deferred tax asset based on the operations of the Company and any ownership changes under Section 382 to determine whether a change in the valuation allowance will be required to reduce the deferred tax asset to the amount that is more likely than not to be realized.

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company adjusted the estimated value of its uncertain tax positions by recognizing an additional estimated reduction in its deferred tax assets of approximately $5.1 million, of which approximately $3.0 million was recorded as an adjustment to the opening balance of accumulated deficit as of January 1, 2007, and approximately $2.1 million was recorded as an increase to goodwill related to uncertain tax positions from a prior acquisition.

Net Loss

Net loss increased to $1,285.2 million, or $(6.61) per basic share for the year ended December 31, 2007 compared to a net loss of $48.0 million, or $(0.43) per basic share, for the year ended December 31, 2006 as a result of the factors described above. Included in net loss for the year ended December 31, 2007 was a non-cash asset impairment of $1,327.8 million, net of tax, or $(6.83) per basic share, and $21.5 million of stock-based compensation expense, net of tax, or $(0.11) per basic share. Included in net loss for the year ended December 31, 2006 was a non-cash asset impairment of $106.7 million, net of tax, or $(0.96) per basic share, related to the valuation of the Company’s FCC licenses and goodwill, approximately $13.7 million of stock-based compensation expense, net of tax, or $(0.12) per basic share, and approximately $2.7 million of expenses relating to the FCC’s investigation of the Company’s activities in the areas of sponsorship identification, net of tax, or $(0.02) per basic share.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenue

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

The total impact of the adoption of SFAS No. 123R and total stock-based compensation expense recognized for the years ended December 31, 2006 and 2005 is as follows:

	December 31, 2006	December 31, 2005	$ Change
	(Amounts in millions)
Non-cash stock-based compensation expense:
Cost of revenues	$1.8	$—	$1.8
Selling, general and administrative	2.4	—	2.4
Corporate general and administrative	13.2	3.4	9.8

Total non-cash stock-based compensation expense:	$17.4	$3.4	$14.0

Cost of Revenues

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$120.3	$114.7	$5.6	4.9%

Cost of revenues increased by $5.6 million, or 4.9%, to $120.3 million for the year ended December 31, 2006, as compared to $114.7 million for the year ended December 31, 2005 due in part to approximately $1.8 million of non-cash stock-based compensation expenses as discussed above. The remainder of the increase was primarily attributable to higher programming, technical and advertising and promotion costs at our existing stations.

Selling, General and Administrative

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in millions)
Selling, general and administrative expenses	$126.6	$122.7	$3.9	3.2%

Selling, general and administrative expenses increased by $3.9 million, or 3.2%, to $126.6 million for the year ended December 31, 2006, from $122.7 million for the year ended December 31, 2005. The most significant increase was $2.4 million of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R, as well as increased sales costs related to increased revenues.

Corporate General and Administrative Expenses

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in millions)
Corporate general and administrative expenses	$30.3	$15.4	$14.9	96.8%

Corporate general and administrative expenses were $30.3 million for the year ended December 31, 2006, an increase of $14.9 million, or 96.8%, as compared to $15.4 million for the year ended December 31, 2005. This increase was largely due to the $9.8 million increase of non-cash stock-based compensation expense recognized pursuant to SFAS No. 123R relating to grants of stock-based awards made to certain executives, employees and members of the board of directors, $3.1 million relating to the FCC’s investigation of the Company’s activities in the area of sponsorship identification, and increased legal and other professional fees. The Company expects the amounts of corporate general and administrative expenses in future periods will be higher than in the current year as a result of the payments to one of the Company’s senior executive officers for the tax differential between ordinary income and dividend income tax rates during the years ended December 31, 2007 and 2008, in respect of dividends and distributions, if any, the senior executive officer receives in respect of certain unvested equity awards, as well as potential additional grants of non-cash stock-based equity awards, if any, and the expected increase in staffing in connection with the anticipated Merger with ABC Radio.

Asset Impairment

During the year ended December 31, 2006, the Company conducted an interim impairment test as a result of station dispositions in two markets becoming more likely than not and a change in management’s outlook of the expected growth in certain markets. Further, the Company conducted its annual impairment test of its indefinite-lived intangible assets pursuant to SFAS No. 142. As a result of the interim and annual impairment tests conducted, the Company recorded a non-cash asset impairment of $174.0 million on a pre-tax basis during the year ended December 31, 2006 for the write-down of the carrying value of the recorded FCC licenses and goodwill. If actual market conditions are less favorable than those projected by the industry or us, including the expected economic recovery in our New Orleans market from the effects of Hurricane Katrina, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition and results of operations. For further discussion see “Critical Accounting Policies” section below.

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

Net interest expense was $32.9 million for the year ended December 31, 2006, an increase of $11.8 million, or 55.9%, as compared to $21.1 million for the year ended December 31, 2005. The increase in net interest expense was primarily due to the higher interest rates under Citadel Broadcasting’s senior credit facility during the year ended December 31, 2006 as compared to the year ended December 31, 2005 and Citadel Broadcasting’s overall increase in outstanding borrowings under its senior credit facility. The increase in outstanding borrowings was primarily the result of the repurchase of shares of outstanding common stock of the Company pursuant to its stock repurchase program during the year. The Company’s stock repurchase program may result in additional borrowings under Citadel Broadcasting’s senior credit facility, and this, in addition to higher overall interest rates, is expected to cause interest expense incurred during 2007 to continue to be higher than comparable prior year periods.

As more fully discussed in Item 3. “Legal Proceedings” above, we have received letters from an attorney claiming to represent holders of more than $109 million of the principal amount of our convertibles subordinated notes that purported to be a notice of default under the indenture governing the convertible subordinated notes. The letters allege that events of default have arisen and continue to arise from the ABC Radio Merger Agreement and other agreements relating to the ABC transaction. If any of the events described in the letters were to be an event of default and were to be continuing, subject to the terms and conditions of the indenture, the trustee under the indenture or holders of at least 25% in aggregate principal amount of the outstanding convertible subordinated notes could declare the principal of and accrued interest on all convertible subordinated notes to be due and payable, and there could be an event of default under Citadel Broadcasting’s senior credit facility. In the event we were required to refinance our convertible subordinated notes, we would expect our interest expense to increase significantly.

Additionally, in the event the Company completes the Merger described in the “Overview” section above, the Company expects to refinance Citadel Broadcasting’s senior credit facility with the proceeds of the debt financing expected to be provided under the commitment described more fully in the “Liquidity and Capital Resources” section below, which will result in substantially higher interest expense in future periods as a result of the increase in indebtedness resulting from the Merger.

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

As more fully disclosed in the Company’s notes to the consolidated financial statements, the Company has recognized a deferred tax asset for certain net operating loss carryforwards for federal and state income tax purposes. In the event that the Company completes the Merger described in the “Overview” section above, certain restrictions pursuant to section 382 of the Internal Revenue tax code may limit the combined company’s ability to subsequently utilize these tax attributes following the Merger. Upon completion of the Merger, the Company will evaluate the deferred tax asset based on operations of the combined company and determine whether a change in the valuation allowance is required.

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

Net (Loss) Income

As a result of the factors described above, our net loss was $48.0 million for the year ended December 31, 2006 compared to income of $69.8 million for the year ended December 31, 2005. Included in net loss for the year ended December 31, 2006 was a non-cash asset impairment of $106.7 million, net of tax, or $(0.96) per basic share, related to the valuation of the Company’s FCC licenses and goodwill, approximately $13.7 million of non-cash stock-based compensation expense, net of tax, or $(0.12) per basic share, and approximately $2.7 million of expenses relating to the FCC’s investigation of the Company’s activities in the areas of sponsorship identification, net of tax, or $(0.02) per basic share. Included in net income for the year ended December 31, 2005 was approximately $2.1 million of non-cash stock-based compensation expenses, net of tax, or $(0.02) per basic share. The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes. This derivative instrument is measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The underlying valuation assumptions used to measure the estimated fair value of derivative financial instrument liability are susceptible to changes in estimates. These changes in estimates may result in a significant fluctuation in the fair value of the derivative financial instrument liability and may give rise to a significant fluctuation in net income.

Net (Loss) Income Per Share

As a result of the decrease in net income discussed above, basic income per share decreased by approximately $1.02, from income per basic share of $0.59 for the year ended December 31, 2005 to loss per share of $(0.43) for the year ended December 31, 2006. Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding. For the year ended December 31, 2005, diluted net income per share is computed in the same manner as basic net income per share after assuming the issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the year ended December 31, 2005 include additional shares of approximately 2.0 million due to outstanding stock options and approximately 13.0 million related to our convertible notes.

Segment Results of Operations

The Company presents segment operating income before depreciation and amortization (“Segment OIBDA”), which is a non-GAAP measure, as a primary measure of profit and loss for its operating segments in accordance with SFAS No. 131. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of Segment OIBDA to the Company’s consolidated results of operations is presented at Note 18 to the consolidated financial statements.

The following tables present the Company’s revenues, Segment OIBDA, segment operating income, depreciation and amortization, asset impairment and disposal charges and stock-based compensation expense by segment, for the years ended December 31, 2007 and 2006.

	Year ended December 31,
	2007	2006
	(Amounts in millions)
Net revenues:
Radio Markets	$615.1	$432.9
Radio Network	109.1	—

Segment revenues	$724.2	$432.9

Intersegment revenues:
Radio Markets	$(4.4)	$—
Radio Network	—	—

Total intersegment revenues	$(4.4)	$—

Net revenues	$719.8	$432.9

Segment OIBDA:
Radio Markets, exclusive of related asset impairment and disposal charges shown separately below	$250.1	$184.8
Radio Network	18.0	—
Radio Markets asset impairment and disposal charges	(845.0)	(174.0)
ABC Radio—unallocated asset impairment	(767.4)	—
Corporate general and administrative	(44.6)	(30.3)
Depreciation and amortization	(30.7)	(16.7)
Other, net	3.8	1.0

Total operating loss	$(1,415.8)	$(35.2)

	Year ended December 31,
	2007	2006
	(Amounts in millions)
Operating loss:
Radio Markets, exclusive of related asset impairment and disposal charges shown separately below	$220.7	$168.1
Radio Network	16.7	—
Radio Markets asset impairment and disposal charges	(845.0)	(174.0)
ABC Radio—unallocated asset impairment	(767.4)	—
Corporate general and administrative	(44.6)	(30.3)
Other, net	3.8	1.0

Total operating loss	$(1,415.8)	$(35.2)

Segment depreciation and amortization:
Radio Markets	$29.4	$16.7
Radio Network	1.3	—

Total segment depreciation and amortization	$30.7	$16.7

Asset impairment and disposal charges:
Radio Markets	$845.0	$174.0
Radio Network	—	—
ABC Radio—unallocated asset impairment	767.4	—

Total asset impairment and disposal charges	$1,612.4	$174.0

Segment stock-based compensation expense:
Radio Markets	$5.7	$4.2
Radio Network	1.7	—

Total segment stock-based compensation expense	$7.4	$4.2

Other than the estimated fair value of FCC licenses, which has been completed as of December 31, 2007, the allocation of the purchase price of ABC Radio to assets acquired and liabilities assumed is based on a preliminary determination as of December 31, 2007. Accordingly, the non-cash impairment charge of $767.4 million to reduce the preliminary allocation of goodwill related to the purchase price for the Merger has not yet been allocated to the operating segments. See further discussion regarding the potential for additional impairment charges in future periods under the section “Results of Operations—Asset Impairment and Disposal Charges” above.

Radio Markets

	Year ended December 31,
	2007	2006
	(Amounts in millions)
Radio Markets—as reported
Net revenues	$615.1	$432.9

Segment OIBDA, exclusive of related asset impairment and disposal charges shown separately below	$250.1	$184.8
Radio Markets asset impairment and disposal charges	(845.0)	(174.0)
Depreciation and amortization	(29.4)	(16.7)

Operating loss	$(624.3)	$(5.9)

Radio Markets—pro forma
Net revenues	$762.5	$792.6

Segment OIBDA, exclusive of related asset impairment and disposal charges shown separately below	$310.0	$350.1

Radio Markets asset impairment and disposal charges	(852.3)	(178.7)

Segment OIBDA	$(542.3)	$(171.4)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

On an as-reported basis, Radio Markets revenue increased to $615.1 million for the year ended December 31, 2007 from $432.9 million for the year ended December 31, 2006. The increase in revenue was the result of the acquisition of ABC Radio. On a pro forma basis, Radio Markets revenue decreased $30.1 million, or 3.8%, from $792.6 million for the year ended December 31, 2006 as compared to $762.5 million for the year ended December 31, 2007. The decline in net revenues at the Radio Markets was the result of lower revenues in our Birmingham, AL; Washington, DC; Dallas, TX; Atlanta, GA; San Francisco, CA; Providence, RI; Tucson, AZ and Detroit, MI radio stations. The decreased revenues are primarily attributable to an overall decline in the total market revenues, as well as format changes in our Birmingham, AL and Minneapolis, MN markets and increased competition for our stations in Dallas, TX and Atlanta, GA. On a pro forma basis, Radio Markets national revenues were down approximately 9.0% and local revenues were down approximately 2.5%. Subsequent to December 31, 2007, the Radio Markets revenues continue to remain weak.

On an as-reported basis, Segment OIBDA was a loss of $594.9 million for the year ended December 31, 2007 as compared to income of $10.8 million for the year ended December 31, 2006. Segment OIBDA includes asset impairment and disposal charges of $845.0 million and $174.0 million for the years ended December 31, 2007 and 2006, respectively. Segment OIBDA for the year ended December 31, 2007 also includes the ABC Radio operations from the date of acquisition, June 12, 2007.

On a pro forma basis, Segment OIBDA was a loss of $542.0 million for the year ended December 31, 2007 as compared to income of $171.1 million for year ended December 31, 2006. Pro forma Segment OIBDA includes asset impairment and disposal charges of $845.0 million and $178.7 million, respectively, and stock-based compensation of $7.7 million and $8.6 million for the years ended December 31, 2007 and 2006, respectively. Segment OIBDA for the year ended December 31, 2007 was also negatively impacted by the decrease in Radio Markets net revenues discussed above.

Results for the Radio Markets segment for the year ended December 31, 2007 do not include any allocation of the non-cash impairment charge of $767.4 million discussed above because the amount has not yet been allocated to the operating segments of the ABC Radio Business. See further discussion regarding the potential for additional impairment charges in future periods under the sections “Results of Operations – Asset Impairment and Disposal Charges” above.

For additional information regarding depreciation and amortization, see Note 5 to the consolidated financial statements.

Radio Network

	Year ended December 31,
	2007	2006
	(Amounts in millions)
Radio Network—as reported
Net revenues	$109.1	$—

Segment OIBDA	$18.0	$—
Depreciation and amortization	(1.3)	—

Operating income	$16.7	$—

Radio Network—pro forma
Net revenues	$189.7	$192.0
Segment OIBDA	$23.3	$23.0

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

On an as reported basis, the segment information detailed above includes the operations of the Radio Network from June 12, 2007 through December 31, 2007 as the Radio Network was acquired as part of the Company’s acquisition of ABC Radio. The Company has no prior year period revenue or operating income for comparison purposes on an as reported basis as the Company has previously reported its operations as one segment, Radio Markets.

On a pro forma basis, Radio Network net revenue decreased $2.3 million, or 1.2%, from $192.0 million for the year ended December 31, 2006 to $189.7 million for the year ended December 31, 2007. The revenue decrease was due primarily to lower billing on news and information products offset by increased billing on ESPN Radio products. On a pro forma basis, Segment OIBDA increased approximately $0.3 million, or 1.3%, to $23.3 million for the year ended December 31, 2007 from $23.0 million for the year ended December 31, 2006. The increase in Segment OIBDA is primarily associated with lower affiliate station compensation, lower talent costs and lower salaries/severance due to headcount reductions that occurred in 2006 offset by the decreased revenues.

Results for the Radio Network segment for the year ended December 31, 2007 do not include any allocation of the non-cash impairment charge of $767.4 million discussed above because the amount has not yet been allocated to the operating segments of the ABC Radio Business. See further discussion regarding the potential for additional impairment charges in future periods under the sections “Results of Operations—Asset Impairment and Disposal Charges” above.

For additional information regarding depreciation and amortization, see Note 5 to the consolidated financial statements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash provided by the operations of our Radio Markets and our Radio Network and undrawn commitments expected to be available under our Senior Credit and Term Facility (as more fully described in the “Senior Debt” section below).

Pursuant to the Tax Sharing and Indemnification Agreement with TWDC, for a period of two years, the Company may not enter into any agreement with respect to any transaction involving the acquisition of Company common stock or the issuance of shares of common stock of the Company except in certain limited instances.

As a result of the Merger, we have substantial indebtedness that may limit our ability to grow, compete, and obtain additional financing in the credit and capital markets. As of December 31, 2007, we had a total indebtedness of approximately $2.5 billion. This indebtedness is substantial in amount and could have a material impact on us. For example, these obligations could: (i) require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of cash flow for other purposes, including funding future expansion and ongoing capital expenditures; (ii) impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes; (iii) limit our ability to compete, expand and make capital improvements; (iv) increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and (v) limit or prohibit our ability to pay dividends and make other distributions.

Operating Activities

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Net cash provided by operating activities	$171.9	$136.3	$35.6

Net cash provided by operating activities was $171.9 million for the year ended December 31, 2007 as compared to $136.3 million for the year ended December 31, 2006. The increase of approximately $35.6 million is a result of the operations of the ABC Radio Markets and the Radio Network from June 12, 2007 through December 31, 2007, offset by an increase in cash interest payments.

Investing Activities

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Net cash used in investing activities	$(1.6)	$(41.5)	$39.9

Net cash used in investing activities for the year ended December 31, 2007 of $(1.6) million consists primarily of proceeds from the sale of radio stations and the sale of certain other assets of $35.1 million offset by $23.1 million in Merger acquisition costs and $12.3 million in capital expenditures. Net cash used in investing activities for the year ended December 31, 2006 of $41.5 million consists primarily of $17.7 million in cash paid to acquire stations, $9.7 million for the purchase of a note receivable and $11.8 million in capital expenditures.

Financing Activities

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Net cash provided by (used in) financing activities	$26.2	$(95.2)	$121.4

Net cash provided by financing activities was $26.2 million for the year ended December 31, 2007, compared to net cash used in financing activities of $95.2 million during the year ended December 31, 2006. The increase in cash provided by financing activities included the (i) proceeds from senior credit and term agreement entered into as of June 12, 2007 and borrowings under Citadel Broadcasting Company’s previous senior credit facility of approximately $2,175.0 million, (ii) the repayment of the ABC Radio Debt and related interest of $1,351.9 million, (iii) the repayment of Citadel Broadcasting Company’s previous senior credit facility of $441.0 million, (iv) the payment of dividends and the Special Distribution to pre-merger stockholders of approximately $296.8 million and (v) the payment of $33.6 million in debt issuance costs associated with the new senior credit and term agreement.

During the year ended December 31, 2006, Citadel Broadcasting Company increased its net borrowings under its senior credit facility by $78.5 million, primarily as the result of the repurchase of shares of outstanding common stock of the Company, and we repurchased shares of our common stock for an aggregate amount of approximately $90.7 million and paid dividends of approximately $82.7 million to holders of our common stock.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. During the year ended December 31, 2007, we entered into agreements to repurchase approximately 1.2 million shares of our common stock for an aggregate amount of approximately $11.7 million, which was paid in cash. In addition, we acquired approximately 0.9 million shares of common stock for approximately $8.9 million during the year ended December 31, 2007, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. During the year ended December 31, 2006, we entered into agreements to repurchase approximately 5.2 million shares of our common stock for an aggregate amount of approximately $58.8 million and paid approximately $90.7 million for repurchases settled during 2006.

During the year ended December 31, 2006, we completed acquisitions of six radio stations for an aggregate cash purchase price of approximately $17.7 million. We funded these acquisitions through cash flows from operating activities and borrowings under Citadel Broadcasting’s senior credit facility.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes, capital expenditures, and acquisitions of additional radio stations. Our capital expenditures totaled $12.3 million during the year ended December 31, 2007, as compared to $11.8 million during the year ended December 31, 2006. For the year ending December 31, 2008, the Company estimates that capital expenditures necessary for our existing facilities will be approximately $15 million to $20 million. We believe that cash flows from our Radio Markets and our Radio Network operating activities, together with availability under our new credit and term facility described below, should be sufficient for us to fund our current operations for at least the next 12 months.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions, dividends, or any of our other contractual or commercial commitments, we intend to seek additional funding in the credit markets, and there can be no assurance that we will be able to obtain financing on terms acceptable to us. In addition, as described under Item 1A. “Risk Factors” above, if our convertible subordinated notes were to become due and payable, we would need to obtain additional financing, and there can be no assurance that we would be able to do so on terms acceptable to the Company.

The Separation Agreement contains a post-closing deferred purchase price adjustment (“Working Capital Adjustment”) that is payable to TWDC once the parties have agreed on the amount. As of December 31, 2007, the Company estimates the amount payable under the Working Capital Adjustment will be between $15 million and $20 million and expects payment to be made prior to the second quarter of 2008.

With the completion of the Merger, we intend to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest some of our stations. We are required to divest eleven stations that exceed the applicable ownership limits. We assigned the stations to a trust immediately upon the closing of the Merger, and the trust has completed the sale of one station in the Portland, ME market. We also completed the sale of the Ithaca, NY and Spokane, WA markets during the year ended December 31, 2007 for an aggregate cash purchase price of approximately $25.0 million. Depending on market conditions, we would expect to generate between $75 million and $175 million in gross sale proceeds over the next 12 to 24 months, which includes certain stations that are required to be divested as a result of the Merger and certain markets contemplated for sale.

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company accrued a liability of $0.7 million of severance costs, of which $0.2 million was paid as of December 31, 2007, and the balance is expected to be paid in full during 2008. The Company is involved in ongoing assessments of the potential restructuring changes, and this process is expected to be finalized by the first quarter of 2008. The Company currently estimates that additional restructuring charges primarily related to severance costs for terminated employees of approximately $3.0 million to $5.0 million will be accrued in connection with the Merger and paid over the terms of the related agreements, if any.

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

Availability. The amount available of revolving loans under the Senior Credit and Term Facility at December 31, 2007 was $198.6 million.

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

Maturity and Amortization. Principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter, commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011 December 31, 2011, March 31, 2012, June 30, 2012	$22,500
September 30, 2012, December 31, 2012, March 31, 2013, June 12, 2013	$112,500

Principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,477.4 million on June 12, 2014.

The revolving loans are due in full on June 12, 2013.

Security and Guarantees. Our operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

Covenants. Our Senior Credit and Term Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, prohibit fundamental changes and limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, enter into sale and leaseback transactions, or make investments, loans and advancements. Our Senior Credit and Term Facility also contains a financial covenant related to the satisfaction of a consolidated maximum net leverage ratio, as more fully described therein, which is 8.5 to 1.0 through September 30, 2008, 7.75 to 1.0 through September 30, 2009, 7.25 to 1.0 through September 30, 2010 and 6.75 to 1.0 thereafter. We were in compliance with our non-financial covenants and financial covenant as of December 31, 2007.

Convertible Subordinated Notes

On February 18, 2004, we sold $330.0 million principal amount of convertible subordinated notes. The convertible subordinated notes are due 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion rate was adjusted to 39.7456 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.16 per share of common stock of the Company, effective immediately after November 30, 2005, as a result of the payment to stockholders of record on November 30, 2005 of a dividend on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to the dividend declared to stockholders of record on March 30, 2006, June 30, 2006, October 5, 2006, February 12, 2007 or June 8, 2007, since, in lieu of such adjustment, holders of our convertible notes will be entitled to the dividend amount upon conversion.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with Emerging Issues Task Force (“EITF”) 00-19, Accounting for

Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This derivative financial instrument is initially measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the option as of December 31, 2007 using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) 3.9% as the risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial condition and results of operations. The derivative liability estimated fair value was $1,000 as of December 31, 2007 and is classified as non-current liability based on the expected maturity date of the convertible subordinated notes.

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

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of the Company’s 1.875% convertible subordinated notes due 2011 (the “Notes”) that purported to be a notice of default under the indenture governing the Notes. The letter alleges that events of default have arisen and continue to arise (i) from the ABC Radio Merger Agreement, (ii) from other agreements relating to the Merger and (iii) the actions contemplated therein (collectively the “Transactions”). Specifically, the letter alleges that the Transactions will or do constitute a fundamental change under the indenture. On April 24, 2006, the Company received a second letter from the same attorney claiming that the Company failed to cure the alleged defaults during the more than 60 days that elapsed since the Company’s receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the Notes, and the accrued and unpaid interest thereon, due and payable immediately. The Company continues to believe that none of the Transactions will or do constitute a fundamental change under the indenture. Therefore, the Company does not believe that any event of default, as defined in the indenture, has occurred or is continuing and does not believe that any holders have a right to declare obligations under the Notes due and payable.

On July 17, 2006, the Company filed a complaint against certain of the holders of Notes in the Supreme Court for the State of New York seeking a judgment declaring that the Transactions do not constitute a fundamental change for purposes of the indenture. On January 5, 2007, Wilmington Trust Company, the trustee under the indenture (the “Trustee”), filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the judge granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. The Company filed an amended complaint on March 8, 2007 against the Trustee as the defendant in the action. Wilmington Trust Company served counter-claims against the Company on March 15, 2007. Discovery in this action was completed, and both parties filed motions for summary judgment with the Supreme Court for the State of New York, which were argued on November 8, 2007.

On February 12, 2008, the Company disclosed that the Company, the Trustee, and holders of a majority in principal amount of the outstanding Notes (the “Majority Noteholders”) had reached an agreement in principle (the “Settlement Agreement”) that would, when and if final, result in the settlement and dismissal of the Company’s litigation relating to the indenture and the Notes. In connection with this settlement process, the

Company and the Trustee requested that the Supreme Court for the State of New York withhold its ruling on dispositive motions relating to the matter. Material terms of the Settlement Agreement include, among others:

(1) the Majority Noteholders would (i) waive any alleged past and existing defaults and their consequences related to the Transactions, (ii) rescind any acceleration and its consequences related to the Transactions and (iii) agree to irrevocably tender their Notes in connection with a tender and exchange offer by the Company for all of the outstanding Notes;

(2) the indenture would be amended to confirm that the Transactions did not result in a “fundamental change”; and

(3) the Company would commence a $55 million pro rata cash tender for the Notes at a price of $900 per $1,000 principal amount of Notes and an exchange offer for the remaining Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”) as soon as reasonably practicable, but not later (subject to certain exceptions) than 60 days after the later of (a) the signing of the Settlement Agreement, (b) the filing of the stipulation of discontinuance, (c) the receipt of consent of TWDC (described in more detail below), and (d) confirmation establishing the Majority Noteholders as holders of a majority of principal amount of the Notes. The Amended Notes would have the following interest terms: (1) interest on the Amended Notes would initially be payable at an annual rate of 4%, on a basis that is effective retroactively from January 1, 2008; (2) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is greater than $165 million, then (i) the annual interest rate on the Amended Notes then outstanding would increase by 2% (i.e., to a rate of 6%) retroactively from January 1, 2008 and (ii) at all times from and after January 1, 2009, the annual rate on any Amended Notes outstanding would be changed to a rate that would make the holders of Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par); and (3) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is less than or equal to $165 million, then (i) on January 1, 2009, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to 8%, which increase shall be effective through December 31, 2009 and (ii) on January 1, 2010, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to a rate that would make the holders of Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par). For more information relating to this matter, see Summary of Noteholder Litigation Settlement Agreement dated February 12, 2008 (incorporated by reference to Item 8.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2008).

Under the Tax Sharing and Indemnification Agreement, dated June 12, 2007, by and among the Company, Alphabet Acquisition Corp., formerly known as ABC Radio Holdings, Inc., and TWDC, the Company is required to obtain the consent of TWDC prior to entering into the Settlement Agreement and the transactions contemplated by the Settlement Agreement. Therefore, the Company is currently seeking TWDC’s consent to the Settlement Agreement and the transactions contemplated by Settlement Agreement; however, there can be no assurance that we will be able to obtain their consent under the Tax Sharing and Indemnification Agreement. The parties are not currently bound to enter into the Settlement Agreement or to complete the transactions contemplated by the Settlement Agreement, and the Company cannot assure you that the Settlement Agreement will be executed or that such transactions contemplated therein will be completed.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition of income tax positions, tax positions in interim periods, and income tax disclosures. See the notes to the consolidated financial statements at Item 1 for further detail regarding the adoption FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurement. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company would still be required to adopt the provisions of SFAS No. 157 in 2008 as it relates to certain other items, including those within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and financial and nonfinancial derivatives within the scope of SFAS No. 133. The Company does not believe the required partial adoption of SFAS No. 157 in 2008 will have a material impact on its consolidated financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to measure certain financial assets and liabilities at fair value and for entities which elect the fair value option, unrealized gains and losses will be reported in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis. The provisions of SFAS No. 159 are effective for the Company as of January 1, 2008. The application of SFAS No. 159 requires prospective application, and the difference between the carrying amount and the fair value is to be included in a cumulative effect adjustment to the opening balance of retained earnings. The Company does not intend to adopt SFAS No. 159.

In June 2007, the EITF issued Topic No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 requires the realized tax benefit for dividends paid on share-based payment awards expected to vest to be credited to the Company’s additional paid-in capital account. The application of EITF 06-11 shall be applied prospectively to income tax benefits of dividends declared on affected securities in fiscal years beginning after December 15, 2007. Earlier application is permitted. The Company does not believe the adoption of EITF 06-11 will have a material impact on its consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to any business combinations completed on or after that date. The Company expects that the adoption will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions that the Company consummates after the effective date.

Critical Accounting Policies

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

Intangible Assets. Our intangible assets include FCC licenses, goodwill and other intangible assets. We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill. As of December 31, 2007, we had approximately $3,211.3 million in intangible assets, which represent approximately 84% of our total assets, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Subject to delays in processing by the FCC, historically, all of our licenses have been renewed at the end of their respective eight-year periods. We expect that all licenses will continue to be renewed in the future, although we cannot be assured that all of our licenses will be renewed. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s FCC radio station licenses could have a material adverse effect on the Company’s business, liquidity, financial position, and results of operations. In assessing the recoverability of these assets, we must conduct annual impairment testing, as well as interim impairment testing if an event occurs or circumstances change that would indicate that assets may be impaired, as required by SFAS No. 142 and charge to the results of operations an impairment expense only in periods in which the recorded carrying amount of these assets is more than their estimated fair value. We believe our estimate of the value of our FCC licenses and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the fair value contains assumptions incorporating numerous variables that are based on past experience and judgments about future performance of our markets. These variables would include, but not be limited to: (1) forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values.

We determine the fair value of goodwill using an income and/or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

We evaluate our FCC licenses and goodwill for impairment as of October 1, our annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The annual test requires that the Company (1) determine the reporting unit; and (2) compare the carrying amount of the FCC licenses and goodwill reflected on the balance sheet in each reporting unit to the respective fair value of each reporting unit’s FCC license and goodwill. If the carrying amount of the FCC license or goodwill is greater than its respective estimated fair value in a given reporting unit, the carrying amount of the FCC license or goodwill for that reporting unit is reduced to its respective estimated fair value.

We have performed our annual impairment analysis of our FCC licenses and goodwill as of our October 1 testing date. In addition, we performed interim analyses as of September 30, 2007 and December 31, 2007 due to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s other radio stations and a decline in the Company’s stock price from the date of the Merger through December 31, 2007. These analyses make various assumptions about growth rates and market conditions in determining whether impairment exists. Accordingly, if actual market conditions are less favorable than those projected by the industry or us or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

Contingencies and Litigation. On an ongoing basis, we evaluate our exposure related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Income Taxes. Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. As of December 31, 2007, the Company has recognized a deferred tax asset for such equity awards of $14.6 million. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in stockholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R) when the restrictions lapse or stock options are exercised or expire. As of December 31, 2007, the underlying fair value of equity awards since the date of grant has declined in value and, based on a preliminary analysis, the Company currently does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

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

Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. To the extent that we recognize a liability for non-deductible expenses, our income tax expense is increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability is no longer necessary. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. A number of years may elapse before a tax return containing matters, for which a liability has been recognized, is audited by the taxing authority and finally resolved. When appropriate, based in part upon management’s judgments regarding future events, we record a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized. We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount we have currently accrued. In past years, our estimated effective tax rate has fluctuated significantly.

Share-Based Compensation. On January 1, 2006, the Company adopted SFAS 123R. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. Recently, a significant percentage of our granted stock-based compensation awards contain performance conditions which require significant estimates regarding whether those criteria will be met and may result in significant changes in estimates which could be material to our future results of operations. The Company adopted SFAS 123R using the modified prospective application method and, accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards granted prior to the adoption based on the fair values previously calculated for disclosure purposes. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The Black-Scholes option-pricing model was developed for use in estimating the value of exchange-traded options that have no vesting restrictions and are fully transferable. Our employee stock options have characteristics significantly different from these traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. We have used historical data for our stock price and option life when determining expected volatility and expected term, but each year we reassess whether or not historical data is representative of expected results. The use of different assumptions and estimates in the Black-Scholes option pricing model could have a material impact on the estimated fair value of option grants and the related expense.

Valuation of Derivative Financial Instrument. We have recorded the fair value of the derivative convertible subordinated note instrument due to our obligation to settle dividends in cash upon conversion, if any, of the convertible subordinated notes in accordance with EITF 00-19 and SFAS No. 133. This derivative instrument is measured at its estimated fair value using the Black-Scholes option pricing model and is recorded as a liability. At each subsequent reporting date, we will measure the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. We measure the fair value of the option using assumptions, including the Company’s current stock price at the end of each reporting period, the expected term of the convertible note, the risk-free rate of return, the expected dividend yield and the estimated volatility of our common stock. Changes in these assumptions can significantly change the estimated fair value of the derivative and results of operations.

Hedging Activities. We are exposed to fluctuations in interest rates, primarily attributable to borrowings under our Senior Credit and Term Facility. We actively monitor these fluctuations and from time to time may enter into derivative instruments to mitigate the variability of interest payments in accordance with our risk management strategy. We account for interest rate swap arrangements in accordance with SFAS No. 133. The accounting for changes in the fair values of such derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense.

Contractual and Commercial Commitments

In connection with the Merger in June 2007, we entered into the Senior Credit and Term Facility that provides for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013, and $1,535 million term loans maturing in June 2014. As of December 31, 2007, the Company had not borrowed under the revolving portion of its Senior Credit and Term Facility, and the Company had $330.0 million outstanding under its convertible subordinated notes.

The table below reflects the Company’s estimated contractual obligations and other commercial commitments as of December 31, 2007:

	Payments Due by Period (in millions)
Contractual Obligation	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Senior debt	$—	$—	$180.7	$1,954.3	$2,135.0
Convertible subordinated notes	—	—	330.0	—	330.0
Interest payments on convertible notes	6.2	12.4	3.1	—	21.7
Variable interest payments (1)	141.5	283.0	271.8	208.0	904.3
Other broadcast programming	54.6	71.6	19.4	7.4	153.0
Sports broadcasting and employment contracts	80.0	97.3	18.7	2.4	198.4
Operating leases	19.3	31.5	21.3	29.8	101.9
Network affiliate agreements	28.2	12.9	0.8	—	41.9
Other contractual obligations	15.5	19.1	0.9	—	35.5

Total contractual cash obligations (2)	$345.3	$527.8	$846.7	$2,201.9	$3,921.7

1.	The interest amounts expected to be paid on our Senior Credit and Term Facility are estimated based on interest rates in effect as of December 31, 2007.
2.	We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations, we intend to fund these obligations and commitments with proceeds from borrowings under our Senior Credit and Term Facility. Our $330.0 million in 1.875% convertible subordinated notes are due February 15, 2011, with interest payable February 15 and August 15 each year. See further discussion regarding our convertible subordinated notes under the “Convertible Subordinated Notes” and “Liquidity and Capital Resources” sections above.

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

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our Senior Credit and Term Facility, which bears interest based on variable rates. As of December 31, 2007, we had outstanding indebtedness of $2,135.0 million under our Senior Credit and Term Facility. In June 2007, we entered into an interest rate swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which we pay a fixed rate of 5.394% and receive a variable rate from the counterparty based on a three-month London Interbank Offered Rate. Our remaining debt of approximately $1.1 billion outstanding as of December 31, 2007 is subject to fluctuations in the underlying interest rates. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to this remaining debt. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $10.9 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and constant interest rate based on the variable rates in place as of December 31, 2007.

As discussed above under the heading “Convertible Subordinated Notes,” we have recorded the fair value of the derivative convertible subordinated note instrument due to our obligation to settle dividends in cash upon conversion of the convertible subordinated notes. At each subsequent reporting date, we will measure the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. We measure the fair value of the option using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) 3.9% as the risk-free rate of return, (3) our common stock price as of last trading date in the year, and (4) estimated volatility of our common stock price during the expected term, which was measured based on several factors, including the limited history of our stock price and the deep out-of-the-money conversion price. Changes in these assumptions can significantly change the estimated fair value of the derivative. Assuming a hypothetical increase of $1.00 in our common stock price while holding all other valuation assumptions unchanged, the estimated fair value of the derivative liability would increase and income before taxes would decrease by $16,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Citadel Broadcasting Corporation

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Citadel Broadcasting Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

As discussed in Note 4 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 29, 2008

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$200,321	$3,747
Accounts receivable, net	198,580	77,852
Prepaid expenses and other current assets (including deferred income tax assets of $28,956 and $7,512 as of December 31, 2007 and 2006, respectively)	39,660	9,585

Total current assets	438,561	91,184

Long term assets:
Property and equipment, net	135,623	83,934
FCC licenses	2,192,422	1,327,305
Goodwill	948,920	637,742
Customer relationships, net	65,992	—
Other assets, net	61,917	33,531

Total assets	$3,843,435	$2,173,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$114,064	$40,746
Long-term liabilities:
Senior debt	2,135,000	401,000
Convertible subordinated notes (net of discount of $1,528 and $2,037 as of December 31, 2007 and 2006, respectively)	328,472	327,963
Other long-term liabilities, less current portion	67,554	21,951
Deferred income tax liabilities	571,106	257,728

Total liabilities	3,216,196	1,049,388

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value—authorized, 200,000,000 shares at December 31, 2007 and 2006; no shares issued or outstanding at December 31, 2007 and 2006	—	—
Common stock, $.01 par value—authorized, 500,000,000 shares at December 31, 2007 and 2006; issued, 290,726,502 and 138,276,712 shares at December 31, 2007 and 2006, respectively; outstanding, 263,891,162 and 113,439,059 shares at December 31, 2007 and 2006, respectively	2,907	1,383
Additional paid-in capital	2,422,076	1,582,858
Treasury stock, at cost, 26,835,340 and 24,837,653 shares at December 31, 2007 and 2006, respectively	(343,042)	(323,879)
Accumulated other comprehensive loss, net	(30,369)	—
Accumulated deficit	(1,424,333)	(136,054)

Total stockholders’ equity	627,239	1,124,308

Total liabilities and stockholders’ equity	$3,843,435	$2,173,696

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net revenues	$719,757	$432,930	$419,907

Operating Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	253,232	120,270	114,727
Selling, general and administrative	197,106	126,558	122,711
Corporate general and administrative	44,642	30,287	15,363
Local marketing agreement fees	1,326	1,268	1,723
Asset impairment and disposal charges	1,612,443	174,049	—
Depreciation and amortization	30,678	16,740	22,346
Other, net	(3,900)	(1,026)	(353)

Operating expenses	2,135,527	468,146	276,517

Operating (loss) income	(1,415,770)	(35,216)	143,390

Interest expense, net	100,741	32,911	21,137

Write off of deferred financing costs upon extinguishment of debt	555	—	—

(Loss) income before income taxes	(1,517,066)	(68,127)	122,253

Income tax (benefit) expense	(231,830)	(20,113)	52,496

Net (loss) income	$(1,285,236)	$(48,014)	$69,757

Net (loss) income per share—basic	$(6.61)	$(0.43)	$0.59

Net (loss) income per share—diluted	$(6.61)	$(0.43)	$0.55

Dividends declared per share	$0.18	$0.54	$0.18

Special distribution declared per share	$2.4631	$—	$—

Weighted average common shares outstanding:
Basic	194,374	111,453	119,234

Diluted	194,374	111,453	134,534

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid- in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Shares	Amount	Shares	Amount
Balances at January 1, 2005	132,519,969	$1,325	(7,650,250)	$(108,235)	$1,645,691	$(601)	$(157,797)	$—	$1,380,383
Net income	—	—	—	—	—	—	69,757	—	69,757
Interest on shareholder notes	—	—	—	—	(32)	—	—	—	(32)
Issuance of restricted shares	1,250,000	13	—	—	16,637	(16,650)	—	—	—
Deferred stock compensation	—	—	—	—	—	3,444	—	—	3,444
Repurchase of unvested shares	(17,757)	—	—	—	(120)	—	—	—	(120)
Repayment of shareholder notes	—	—	—	—	104	—	—	—	104
Exercise of stock options, net of costs incurred and net of taxes	—	—	—	—	(13)	—	—	—	(13)
Dividends	—	—	—	—	(20,903)	—	—	—	(20,903)
Repurchase of treasury stock	—	—	(12,139,172)	(158,823)	—	—	—	—	(158,823)
Reissuance of treasury stock	—	—	63,836	896	6	—	—	—	902

Balances at December 31, 2005	133,752,212	1,338	(19,725,586)	(266,162)	1,641,370	(13,807)	(88,040)	—	1,274,699
Net loss	—	—	—	—	—	—	(48,014)	—	(48,014)
Stock compensation expense	—	—	—	—	16,604	—	—	—	16,604
Reclass deferred compensation to APIC	—	—	—	—	(13,807)	13,807	—	—	—
Interest on shareholder notes	—	—	—	—	(25)	—	—	—	(25)
Issuance of restricted shares and restricted share units	4,524,500	45	—	—	(45)	—	—	—	—
Repayment of shareholder notes	—	—	—	—	116	—	—	—	116
Dividends	—	—	—	—	(61,840)	—	—	—	(61,840)
Repurchase of treasury stock	—	—	(5,193,525)	(58,842)	—	—	—	—	(58,842)
Tax benefit associated with stock-based transactions	—	—	—	—	900	—	—	—	900
Reissuance of treasury stock	—	—	81,458	1,125	(415)	—	—	—	710

Balances at December 31, 2006	138,276,712	1,383	(24,837,653)	(323,879)	1,582,858	—	(136,054)	—	1,124,308
Net loss	—	—	—	—	—	—	(1,285,236)	—	(1,285,236)
Unrealized loss on derivative and hedging activities, net of tax	—	—	—	—	—	—	—	(30,369)	(30,369)

Total comprehensive loss									(1,315,605)
Cumulative adjustment for adoption of FIN 48	—	—	—	—	—	—	(3,043)	—	(3,043)
Stock compensation expense	—	—	—	—	22,740	—	—	—	22,740
Interest on shareholder notes	—	—	—	—	(17)	—	—	—	(17)
Issuance of restricted shares and restricted share units, net	742,278	7	—	—	800	—	—	—	807
Issuance of common shares in connection with Merger, net of costs incurred	151,707,512	1,517	—	—	1,091,934	—	—	—	1,093,451
Conversion of equity awards in connection with the Merger	—	—	—	—	17,896	—	—	—	17,896
Repayment of shareholder notes	—	—	—	—	258	—	—	—	258
Dividends	—	—	—	—	(19,885)	—	—	—	(19,885)
Special Distribution paid in connection with Merger	—	—	—	—	(276,597)	—	—	—	(276,597)
Repurchase of treasury stock	—	—	(2,098,274)	(20,555)	—	—	—	—	(20,555)
Tax benefit associated with stock-based transactions	—	—	—	—	2,562	—	—	—	2,562
Reissuance of treasury stock	—	—	100,587	1,392	(473)	—	—	—	919

Balances at December 31, 2007	290,726,502	$2,907	(26,835,340)	$(343,042)	$2,422,076	$—	$(1,424,333)	$(30,369)	$627,239

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,285,236)	$(48,014)	$69,757
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,678	16,740	22,346
Write off of deferred financing costs	555	—	—
Asset impairment and disposal charges	1,612,443	174,049	—
Non-cash debt related amounts	2,289	2,340	1,839
Provision for bad debts	3,890	3,872	2,641
Gain on sale of assets	(4,085)	(870)	(372)
Deferred income taxes	(235,343)	(22,604)	49,635
Stock-based compensation expense	23,349	17,411	3,444
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,973	(6,964)	(3,182)
Prepaid expenses and other current assets	(847)	(435)	47
Accounts payable, accrued liabilities and other obligations	22,257	752	(5,382)

Net cash provided by operating activities	171,923	136,277	140,773

Cash flows from investing activities:
ABC Radio merger acquisition costs	(23,110)	(3,672)	—
Capital expenditures	(12,345)	(11,790)	(8,112)
Cash paid to acquire stations	(1,557)	(17,693)	(49,933)
Proceeds from sale of assets	35,124	869	12,620
Purchase of a note receivable	—	(9,650)	—
Other assets, net	300	420	(110)

Net cash used in investing activities	(1,588)	(41,516)	(45,535)

Cash flows from financing activities:
Proceeds from senior credit and term facility	2,135,000	—	—
Debt issuance costs	(33,600)	—	—
Repayment of ABC Radio indebtedness	(1,351,855)	—	—
Borrowings from senior credit facility	40,000	152,000	126,000
Principal payments on senior credit facility	(441,000)	(73,500)	(89,500)
Purchase of shares held in treasury	(21,057)	(90,683)	(127,933)
Dividends paid to holders of common stock	(296,821)	(82,743)	—
Stock issuance costs associated with ABC merger	(4,436)	—	—
Principal payments on other long-term obligations	(250)	(424)	(504)
Exercise of stock options, net of costs incurred	—	—	(13)
Net repurchases of unvested shares of common stock	—	—	(67)
Repayment of stockholder notes	258	116	51

Net cash provided by (used in) financing activities	26,239	(95,234)	(91,966)

Net increase (decrease) in cash and cash equivalents	196,574	(473)	3,272
Cash and cash equivalents, beginning of period	3,747	4,220	948

Cash and cash equivalents, end of period	$200,321	$3,747	$4,220

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

Supplemental schedule of investing activities

Exclusive of the Merger completed during the year ended December 31, 2007, as discussed at Note 3, the Company also completed various radio station acquisitions during the years ended December 31, 2007, 2006 and 2005, for $1,557, $17,693 and $49,933 respectively, which approximates the fair value of assets acquired less liabilities assumed.

	Year Ended December 31,
	2007	2006	2005
Supplemental schedule of cash flow information
Cash Payments:
Interest	$98,556	$30,639	$18,524
Income taxes	2,789	2,245	3,079
Barter Transactions:
Equipment purchases through barter	143	218	378
Barter Revenue—included in net revenue	14,195	9,115	9,636
Barter Expenses—included in cost of revenues and selling, general and administrative expense	13,767	8,770	9,352
Other Non-Cash Transactions:
Reduction in other long-term liabilities in exchange for FCC license asset	—	—	12,000
Accrual of capital expenditures	242	1,328	2,013
Accrual of other assets	—	5,967	—
Accrual of treasury stock repurchases	—	502	32,343
Dividends declared but not paid	—	—	20,903
Issuance of treasury shares for 401(k) plan employer match	650	—	—
FIN 48 liability	692	—	—
Change in fair value of derivative	2,538	—	—
Change in fair value of interest rate swap liability, net of tax	30,369	—	—

See Note 3 for information related to the Merger

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of the Company

In January 2001, Citadel Broadcasting Corporation, a Delaware corporation, (the “Company”) was formed by affiliates of Forstmann Little & Co. (“FL&Co.”) and acquired substantially all of the outstanding common stock of our predecessor company in a leveraged buyout transaction. Citadel Broadcasting Company, a Nevada company and wholly-owned subsidiary of Citadel Broadcasting Corporation, is referred to as “Citadel Broadcasting.”

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

The Company, Merger Sub, TWDC and ABC Radio consummated the (i) separation of the ABC Radio Network business and 22 ABC radio stations (collectively, the “ABC Radio Business”) from TWDC and its subsidiaries, (ii) spin-off of ABC Radio, which holds the ABC Radio Business, and (iii) merger of Merger Sub with and into ABC Radio, with ABC Radio surviving as a wholly-owned subsidiary of the Company (the “Merger”).

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

Immediately following the Spin-Off and pursuant to the ABC Radio Merger Agreement, on June 12, 2007, Merger Sub was merged with and into ABC Radio, with ABC Radio continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company. Immediately thereafter, the separate corporate existence of Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The Merger became effective on June 12, 2007, at which time each share of ABC Radio common stock was converted into the right to receive one share of the Company’s common stock. As a result, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders. Immediately following the Merger, the Company’s pre-merger stockholders owned approximately 42.5%, and TWDC’s stockholders owned approximately 57.5%, of the outstanding common stock of the Company.

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

The Company’s consolidated balance sheet as of December 31, 2007 includes the acquired assets and assumed liabilities of ABC Radio. The Company’s consolidated statements of operations and of cash flows also include the operating results of the ABC Radio Business subsequent to the closing date of the Merger on June 12, 2007.

In connection with the consummation of the transactions contemplated by the Separation Agreement and the ABC Radio Merger Agreement, as of June 12, 2007, the Company, TWDC, and ABC Radio entered into a Tax Sharing and Indemnification Agreement (the “Tax Sharing and Indemnification Agreement”) that allocates (i) the responsibility for filing tax returns and preparing other tax-related information and (ii) the liability for payment and the benefit of refund or other recovery of taxes. The Tax Sharing and Indemnification Agreement also provides for certain additional representations, warranties, covenants and indemnification provisions relating to the preservation of the tax-free status of TWDC’s internal restructuring and the distribution of ABC Radio common stock to the stockholders of TWDC in the Spin-Off.

2. Description of Business and Summary of Significant Accounting Policies

Description of Business

Citadel Broadcasting and ABC Radio own and operate radio stations and hold Federal Communications Commission (“FCC”) licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment (“Radio Markets”) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition to owning and operating radio stations, ABC Radio also owns and operates the ABC Radio Network (“Radio Network”), which produces and distributes a variety of radio programming and formats and syndicates across approximately 4,000 station affiliates and 8,500 program affiliations, and is a separate reportable segment as defined by SFAS No. 131.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements include Citadel Broadcasting Corporation, Citadel Broadcasting, ABC Radio and their consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits, and therefore, these stations, the carrying value of which is immaterial, were assigned to a trust as of the closing date of the Merger. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company consolidates the trust in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, which addresses consolidation by a business enterprise of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) hold a significant variable interest in, or have significant involvement with, an existing VIE.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The provision for bad debts has been presented separately from the change in accounts receivable in the accompanying consolidated statements of cash flows. In order to conform to ABC Radio’s presentation subsequent to the Merger, barter expenses relating to selling, general and administrative activities were reclassified from cost of revenues to selling, general and administrative in the accompanying consolidated statements of operations in the amounts of $5.1 million, $3.9 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets, including recognition of a valuation allowance to reduce the amount of deferred tax asset to the amount that is more likely than not to be realized, the identification and quantification of income tax liabilities due to uncertain tax positions, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when determining the value of certain fully vested stock units and when employing the Black-Scholes valuation model to estimate the fair value of stock options and the fair value of the derivative financial instrument. For the initial purchase price allocation for the Merger, the Company made estimates and assumptions for the preliminary determination of values of the assets acquired and liabilities assumed, and the final allocation may be significantly different from the preliminary allocation. The Company also uses estimates for determining the estimated fair value of its interest rate swap. Actual results could differ materially from those estimates.

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated balance sheets consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Trade receivables	$206,644	$80,309
Allowance for estimated uncollectible accounts	(8,064)	(2,457)

Accounts receivable, net	$198,580	$77,852

Derivative Instruments and Hedging Activities

The Company has valued its obligation to settle dividends in cash upon the conversion of its convertible subordinated notes, if any, in accordance with Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company measures the estimated fair value of the derivative financial instrument as of each reporting date, and any increase or decrease in fair value of the derivative liability is recognized immediately in earnings. The Company recognized a gain for the estimated fair value of the financial derivative instrument liability in the amount of approximately $2.5 million for the year ended December 31, 2007 and a loss of $0.4 million for the change in fair value for the year ended December 31, 2006, and the estimated fair value of the derivative liability as of December 31, 2007 and 2006 is $1,000 and $2.5 million, respectively.

The Company is exposed to fluctuations in interest rates, primarily attributable to borrowings under its senior credit and term facility (see Note 10). The Company actively monitors these fluctuations and from time to time may enter into derivative instruments to mitigate the variability of interest payments in accordance with its risk management strategy. The Company accounts for interest rate swap arrangements in accordance with SFAS No. 133. The accounting for changes in the fair values of such derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense. See Note 12 for further discussion.

Acquisitions and Business Combinations

The Company accounts for its business acquisitions under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations,. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, liabilities may be established on the Company’s balance sheet related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts.

Property and Equipment

Assets acquired in business combinations are recorded at their estimated fair value as of the acquisition date. Property and equipment additions are recorded at cost. Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the related lease term or the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, the asset is considered to be impaired, and the impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Intangible Assets

Intangible assets consist primarily of FCC broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Definite-lived intangible assets are amortized in relation to the economic benefits of such assets over their total estimated useful lives.

The Company operates its business in two operating segments, the Radio Markets and Radio Network. Each geographic market where the Company conducts its operations within the Radio Markets segment is a reporting unit, and the Radio Network is also a reporting unit for purposes of applying SFAS No. 142, Goodwill and Other Intangible Assets.

The Company determines the fair value of the FCC licenses for each of its reporting units within the Radio Markets by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are the FCC licenses. For purposes of testing the carrying value of its FCC licenses for impairment, the fair value of FCC licenses for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. The Company determines the fair value of goodwill using an income and/or market approach for each of its reporting units within the operating segments. The market approach compares recent sales and offering prices of similar properties or businesses. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

The Company evaluates its FCC licenses and goodwill for impairment as of October 1, the Company’s annual impairment testing date, or more frequently if events or changes in circumstances indicate the assets might be impaired. For the evaluation of impairment, the Company utilizes assumptions regarding expected market conditions, interest rates and cost of capital; changes in these estimates could materially affect the estimated fair values.

See discussion of the Company’s annual impairment test for the year ended December 31, 2007 at Note 6.

FCC Licenses and Renewal

Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. Licenses are renewed through an application to the FCC. A station may continue to operate beyond the expiration date of its license if a timely filed license application is pending. Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet various requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, the Company’s FCC licenses have generally been renewed, although the Company cannot be assured that all of its licenses will be renewed. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s FCC radio station licenses could have a material adverse effect on the Company’s business, liquidity, financial position, and results of operations. In the last renewal cycle, all of the Company’s licenses were renewed.

Debt Issuance Costs and Debt Discount

The costs related to the issuance of debt are capitalized as other assets and amortized to interest expense using the effective interest rate method over the term of the related debt. As further discussed at Note 10, in connection with the Merger, the Company entered into a new credit arrangement replacing Citadel Broadcasting’s senior credit facility. In connection with the new credit arrangement, the Company incurred approximately $33.6 million of debt issuance costs. For the years ended December 31, 2007, 2006 and 2005 the amortization of debt issuance costs was $4.3 million, $1.8 million and $1.8 million, respectively. In accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,and in connection with the modification of debt, during the quarter ended June 30, 2007 the Company wrote off $0.6 million of the $2.0 million in remaining debt issuance costs relating to Citadel Broadcasting’s senior credit facility. The remaining costs will be amortized over the respective terms of the related components of the Company’s new credit arrangement.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19 and SFAS No. 133. This derivative financial instrument was initially measured at its estimated fair value using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized to interest expense over the remaining term of the notes and is shown as a reduction to the convertible subordinated notes. During the years ended December 31, 2007 and 2006, the amortization of the discount was $0.5 million and $0.1 million, respectively.

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

Had the fair value-based method as prescribed by SFAS No. 123 been applied, additional pre-tax compensation expense of $8.4 million would have been recognized for the year ended December 31, 2005 and the effect on net income and net income per share would have been as follows:

Year Ended December 31, 2005
(in thousands, except per share amounts)
Net income, as reported	$69,757
Add: Stock-based compensation expense	3,444
Deduct: Total stock-based employee compensation expense determined under fair value based method	(11,884)
Incremental tax impact	3,334

Net income, pro forma	$64,651

Basic net income per common share:
As reported	$0.59
Pro forma	$0.54
Diluted net income per common share:
As reported	$0.55
Pro forma	$0.51

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

Tax contingencies are also recorded to address potential exposures involving tax positions that the Company has taken that could be challenged by taxing authorities. To the extent that the Company recognizes a liability for non-deductible expenses, its income tax expense is increased. If the Company ultimately determines that payment of these amounts is unnecessary, it will reverse the liability and recognize a tax benefit during the period in which the Company determines the liability is no longer necessary. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. A number of years may elapse before a tax return containing matters, for which a liability has been recognized, is audited by the taxing authority and finally resolved.

Net (Loss) Income Per Share

Net (loss) income per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net (loss) income per share. Basic net (loss) income per share excludes dilution and is computed for the years ended December 31, 2007, 2006 and 2005 by dividing net (loss) income by the weighted average number of common shares outstanding during the year. During the year ended December 31, 2005, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), (2) the effect of unvested shares of common stock outstanding, and (3) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense, net of tax, incurred on the convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation. For the years ended December 31, 2007 and 2006, the above dilutive equivalent shares were not included in the calculation of diluted net income per share as the effect would have been antidilutive due to the net loss reported.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the year ended December 31, 2005:

(In thousands, except per share data)	December 31, 2005
NUMERATOR:
Income available to common stockholders	$69,757
Effect of dilutive securities:
Convertible subordinated notes	3,743

Numerator for net income per common share—diluted	$73,500

DENOMINATOR:
Weighted average common shares	119,234
Effect of dilutive securities:
Options	1,995
Restricted shares	349
Convertible subordinated notes	12,956

Denominator for net income per common share—diluted	134,534

Net income per common share:
Net income—Basic	$0.59

Net income—Diluted	$0.55

Options to purchase 4,562,656 shares of common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2005 because their effect would have been antidilutive. Potentially dilutive equivalent shares, which include (1) 0.7 million and 0.6 million of stock options (using the treasury stock method), (2) the effect of unvested shares of common stock outstanding of 0.6 million and 0.3 million shares, and (3) the conversion of the Company’s convertible subordinated notes into 13.1 million shares were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2007 and 2006, respectively as their effect was antidilutive.

Revenue Recognition

The Radio Markets derive revenue primarily from the sale of program time and commercial announcements to local, regional and national advertisers. Net broadcasting revenue is recorded net of agency commissions and is recognized when the programs and commercial announcements are broadcast. Agency commissions are calculated based on a stated percentage applied to gross broadcasting revenue.

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

The Radio Network generates substantially all of its revenue from the sale of advertising time accumulated from its affiliate stations. The Radio Network also generates advertising revenue by embedding a defined number of advertising units in its syndicated programs, which it sells to advertisers at premium prices. Additionally, the Radio Network acts as the exclusive sales representative for the ESPN Radio Network pursuant to the ESPN Radio Network Sales Representation Agreement (the “ESPN Agreement”), entered into as of June 12, 2007, the closing date of the Merger. The ESPN Agreement sets forth the terms under which Radio Network sells advertising on behalf of the ESPN Radio Network by providing a sales staff to solicit advertising and manage the billing and collection functions in exchange for 20% of all net sales generated on behalf of the ESPN Radio Network for the initial two-year term of the agreement. The agreement will be renewed for two successive one-year renewal periods if certain sales levels are achieved.

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

Business and Credit Concentrations

In the opinion of management, credit risk with respect to receivables is mitigated in part by the large number of customers and the geographic diversification of the Company’s customer base. The Company performs credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. At December 31, 2007, and 2006, no receivable from any customer exceeded 5% of accounts receivable. For the years ended December 31, 2007, 2006 and 2005, no single customer accounted for more than 10% of net broadcasting revenue.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition of income tax positions, tax positions in interim periods, and income tax disclosures. See Note 4 for additional information.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurement. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company would still be required to adopt the provisions of SFAS No. 157 in 2008 as it relates to certain other items, including those within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and financial and nonfinancial derivatives within the scope of SFAS No. 133. The Company does not believe the required partial adoption of SFAS No. 157 in 2008 will have a material impact on its consolidated financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to measure certain financial assets and liabilities at fair value and for entities which elect the fair value option, unrealized gains and losses will be reported in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis. The provisions of SFAS No. 159 are effective for the Company as of January 1, 2008. The application of SFAS No. 159 requires prospective application, and the difference between the carrying amount and fair value is to be included in a cumulative effect adjustment to the opening balance of retained earnings. The Company does not intend to adopt SFAS No. 159.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to any business combinations completed on or after that date. The Company expects that the adoption will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions that the Company consummates after the effective date.

3. ABC Radio Merger Transaction

As discussed at Note 1, the Company completed the Merger on June 12, 2007. In connection with the Merger, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders. In accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the date to be utilized for financial accounting purposes to value the shares of the Company’s common stock issued as part of the Merger that were determined based on a formula and whose value could have varied based on the average closing price of the Company’s common stock is the date on which the average stock price dropped below the collar mechanism contained in the ABC Radio Merger Agreement prior to the closing date of June 12, 2007. For the purpose of determining the fair value of the 151,707,512 shares issued, the Company calculated the price of approximately $7.24 per share based on $9.70 (the average price two days before and two days after the date on which the Company’s stock price fell outside the collar range) less the Special Distribution of approximately $2.46 per share that was paid to the Company’s pre-merger stockholders of record on June 8, 2007. In consideration for the Merger, the Company assumed the ABC Radio Debt in the amount of $1.35 billion, and immediately refinanced the debt assumed subsequent to the closing of the Merger (see Note 10 for further discussion). The total consideration provided by the Company for the Merger of the fair value of the Company’s stock, assumption of the ABC Radio Debt and direct transaction costs has been preliminarily allocated as outlined in the table below.

SFAS No. 141 requires the use of the purchase method of accounting for business combinations. In applying the purchase method, it is necessary to identify both the accounting acquiree and the accounting acquirer. In a business combination effected through an exchange of equity interests, such as the Merger, the entity that issues the shares (the Company in this case) is generally the acquiring entity. In identifying the acquiring entity in this transaction, all pertinent facts and circumstances were considered, including the following:

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

•

The existence of a large minority voting interest when no other stockholder has a significant interest. In this case, stockholders of the Company that are affiliated with FL&Co. held an approximate 29% voting interest of the outstanding common stock of the Company after the Merger, which we believe is larger than that of any other holder.

While ABC Radio is the legal acquirer and surviving company in the Merger, the Company is the accounting acquirer in this combination based on the facts and circumstances outlined above. As of June 12, 2007, the date of consummation of the Merger, the Company applied purchase accounting to the assets and liabilities of ABC Radio, and the historical financial statements of the combined company are those of the Company.

In accordance with SFAS No. 141, the Merger was treated as a purchase of the ABC Radio Business by the Company as the accounting acquirer. Accordingly, goodwill arising from the Merger has been determined as the excess of the purchase price for the ABC Radio Business over the fair value of its net assets. The preliminary adjustments to net assets and goodwill as presented in these consolidated financial statements are based upon various estimates.

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company accrued a liability of $0.7 million of severance costs, of which $0.2 million was paid as of December 31, 2007, and the balance is expected to be paid in full during 2008. The Company is involved in ongoing assessments of the potential restructuring changes, and this process is expected to be finalized by the first quarter of 2008. The Company currently estimates that additional restructuring charges primarily related to severance costs for terminated employees of approximately $3.0 million to $5.0 million will be accrued in connection with the Merger and paid over the terms of the related agreements, if any.

Other than the estimated fair value of FCC licenses, which has been completed as of December 31, 2007, the final determination of the fair market value of the assets acquired and liabilities assumed and the final allocation of the purchase price consideration may differ significantly from the preliminary allocation. See further discussion related to the finalization of the allocation of the purchase price at Note 6. The preliminary allocation of the purchase price consideration is as follows:

In thousands, except per share amounts
Fair value of common stock issued:
Number of shares issued	151,707
Per share value	$7.2369

Total fair value of common stock issued	1,097,893
Value of converted equity awards	17,895
Direct transaction costs	26,287

Total purchase price consideration	1,142,075

Current assets	129,075
Property and equipment	59,027
FCC licenses	1,412,000
Other intangible assets	81,200
Other assets	5,243
Accounts payable, accrued liabilities and other liabilities	(43,815)
Deferred income tax liabilities	(549,152)
ABC Radio debt assumed	(1,350,000)
Other long-term liabilities	(3,051)

Fair value of liabilities assumed in excess of fair value of net assets acquired	$(259,473)

Goodwill	$1,401,548

As further discussed at Note 6, intangible assets presented in the table above reflect the allocation to FCC licenses acquired in the Merger, for which the fair value determination is complete as of December 31, 2007 and which are not subject to amortization, and a preliminary allocation to other ABC Radio intangible assets acquired, including goodwill, which is not subject to amortization, and customer-related intangible assets that are being amortized in relation to the economic benefits of such assets over a total estimated useful life of approximately seven years. Due to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s stock price decline from the date of the Merger through December 31, 2007, the Company reviewed the estimated fair value of the assets acquired in connection with the Merger as of September 30, 2007, October 1, 2007 (the Company’s annual impairment testing date), and December 31, 2007. For the year ended December 31, 2007, the Company recognized non-cash impairment charges of $767.4 million and $347.8 million to write down the carrying values of goodwill and FCC licenses, respectively, related to the ABC Radio Business to their estimated fair values.

The Company will finalize the determination of the fair market value of remaining assets acquired and liabilities assumed in the Merger and the allocation of the purchase price consideration by the second quarter of 2008. The final allocation of the purchase price may be significantly different than the preliminary allocation. Changes in the allocation of amounts to definite-lived intangibles could result in a significant change in the amount of amortization expense recognized relative to such intangibles in future periods.

The following summarized unaudited pro forma results of operations for the years ended December 31, 2007 and 2006 assume that the Merger and any material station dispositions occurred as of January 1 of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger and station dispositions occurred as of January 1 of each period presented or which may occur in the future.

	Year Ended December 31,
	2007	2006
	(in thousands, except per share amounts)
Net revenue	$944,460	$978,354
Net loss	(1,277,170)	(48,928)
Basic net loss per common share	$(4.88)	$(0.19)
Diluted net loss per common share	$(4.88)	$(0.19)

4. Income Taxes

The components of the income tax (benefit) expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(in thousands)
Current tax expense:
Federal	$487	$604	$760
State	3,025	1,887	2,101

	3,512	2,491	2,861
Deferred tax (benefit) expense:
Federal	(214,240)	(18,356)	38,692
State	(21,102)	(4,248)	10,943

	(235,342)	(22,604)	49,635

Total income tax (benefit) expense	$(231,830)	$(20,113)	$52,496

Reconciliations of the income tax (benefit) expense to the tax (benefit) expense calculated by applying the federal statutory rate of 35% for the years ended December 31, 2007, 2006 and 2005 to the (loss) income before income taxes are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(in thousands)
Federal statutory rate applied to the (loss) income from continuing operations before income taxes	$(530,973)	$(23,845)	$42,789
State tax expense, net of federal benefit/tax	(24,887)	(1,348)	7,295
Non-deductible compensation	4,391	2,375	—
Other permanent differences	702	1,296	260
Change in federal and state valuation allowance	—	—	(698)
Non-deductible goodwill	312,058	933	589
State rate change	3,175	—	1,836
Excess book stock compensation	3,059
Other	645	476	425

	$(231,830)	$(20,113)	$52,496

For the year ended December 31, 2007, the Company recognized a tax benefit of approximately $231.8 million based on a loss before income taxes of approximately $1,517.1 million. Excluding the asset impairment and disposal charge of $1,612.4 million and the tax benefit associated with this charge of approximately $284.6 million, which was adversely impacted by the write-off of non-deductible goodwill, income before taxes would have been approximately $95.3 million and tax expense would have been approximately $52.8 million, resulting in an effective tax rate of 55%. The Company’s effective tax rate differs from the federal tax rate of 35% as a result of a $3.1 million non-cash write down of the Company’s deferred tax asset (as further discussed below), $3.2 million state income tax expense, net of federal benefit, due to an increase in the Company’s effective state tax rate upon the completion of the Merger caused by a change in the jurisdictions in which the Company conducts business, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2007, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, time-vesting restricted shares vested during the year ended December 31, 2007, and the Company recognized a $3.1 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock based awards.

The income tax benefit for the year ended December 31, 2006 was primarily the result of the approximately $67.3 million deferred tax benefit related to the asset impairment (see Note 6). This benefit was adversely impacted by the write-off of non-deductible goodwill. Excluding the effects of the asset impairment, the effective tax rate for the year ended December 31, 2006 is 45%. The effective tax rate in 2006, exclusive of the effects of the asset impairment differs from the federal rate of 35% primarily due to state taxes, non-deductible compensation and other non-deductible expenses.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance at December 31 are as follows:

	2007	2006
	(in thousands)
Deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$3,166	$896
Net operating loss carryforwards	27,655	43,212
Accrued liabilities and other obligations not currently deductible	13,656	11,624
Compensation related to stock-based awards	14,636	20,429
Hedging transaction	19,869
Other	8,456	2,403

Total deferred tax assets	87,438	78,564
Valuation allowance	—	—

Net deferred tax assets	87,438	78,564

Deferred tax liabilities:
Property and equipment	(11,949)	(4,672)
Intangible assets	(617,040)	(324,108)
Other	(599)

Total deferred tax liabilities	(629,588)	(328,780)

Net deferred tax liabilities	$(542,150)	$(250,216)

At December 31, 2007, the Company has net operating loss carryforwards for federal income tax purposes of approximately $75.4 million. The federal net operating loss carryforwards expire as follows:

Year of Expiration	Net Operating Loss Carryforward
(in millions)
December 31, 2020	$39.1
December 31, 2021	17.1
December 31, 2022	19.2

Total federal loss carryforwards	$75.4

As a result of the Merger described at Note 1, the Company has had a greater than 50% change in control and therefore Internal Revenue Code Section 382 limits the annual amount of net operating losses that can be utilized by the Company. The annual limitation is approximately $27.1 million plus any unrealized net built-in gains and, assuming no future ownership changes, the Company expects to fully utilize existing net operating loss carryforwards within the available carryforward periods. However, if a future change in control under Section 382 occurs, the Company’s net operating losses could incur additional limitations. The Company will continue to evaluate the deferred tax asset based on the operations of the Company and any ownership changes under Section 382 to determine whether a change in the valuation allowance will be required to reduce the deferred tax asset to the amount that is more likely than not to be realized.

For state income tax purposes, the Company has approximately $25.4 million in net operating loss carryforwards. The net operating loss carryforwards expire in 2013 through 2022. The determination of the state net operating loss carryforwards is dependent upon the federal net operating loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of the state net operating loss carryforwards. Utilization of such federal and state net operating losses is subject to certain limitations under federal and state income tax laws.

At December 31, 2007, the Company has an alternative minimum tax (“AMT”) credit carryforward of approximately $3.1 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations.

FIN 48

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company adjusted the estimated value of its uncertain tax positions by recognizing an additional estimated reduction in its deferred tax assets of approximately $5.1 million, of which approximately $3.0 million was recorded as an adjustment to the opening balance of accumulated deficit as of January 1, 2007, and approximately $2.1 million was recorded as an increase to goodwill related to uncertain tax positions from a prior acquisition.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

(in thousands)
Unrecognized tax benefit—opening balance	$10,077
Gross increases—tax positions in prior periods	42
Gross decreases—tax positions in prior periods	(753)
Gross increases—tax positions in current period	892

Unrecognized tax benefit—ending balance	$10,258

Included in the balance of unrecognized tax benefits at December 31, 2007 are $4.6 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2007 are $5.6 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations. No additional significant increases or decreases in unrecognized tax benefit are expected within the next 12 months.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest during 2007 and in total, as of December 31, 2007, has recognized a liability for interest of $0.1 million.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has a number of federal and state income tax years still open for examination as a result of the net operating loss carryforwards. Accordingly, the Company is subject to examination for both U.S. federal and certain state tax return purposes for the years 1993 to present.

5. Property and Equipment

Property and equipment consisted of the following at December 31:

	2007	2006	Estimated Useful Life
	(in thousands)
Land	$40,080	$19,876
Buildings and improvements	50,053	32,167	3 to 25 years
Transmitters, towers and studio equipment	115,303	94,576	5 to 10 years
Office furniture, equipment and vehicles	28,769	28,816	2 to 12 years
Construction in progress	3,916	4,031

	238,121	179,466
Less accumulated depreciation and amortization	(102,498)	(95,532)

	$135,623	$83,934

Depreciation expense was $15.0 million, $15.5 million, and $20.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

6. Intangible Assets

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets consist primarily of FCC broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Definite-lived intangible assets are amortized in relation to the economic benefits of such assets over their total estimated useful lives.

The Company operates its business in two operating segments, the Radio Markets and Radio Network. Each geographic market where the Company conducts its operations within the Radio Markets segment is a reporting unit, and the Radio Network is also a reporting unit for purposes of applying SFAS No. 142.

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

The Company determines the fair value of the FCC licenses for each of its reporting units within its Radio Markets by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are FCC licenses. For purposes of testing the carrying values of its FCC licenses for impairment, the fair value of FCC licenses for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables include, but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values.

SFAS No. 142 also requires the Company to test goodwill at its reporting units within its Radio Markets segment and Radio Network segment on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet. The Company performs its annual impairment test as of October 1 in the fourth quarter of each year by (1) determining the reporting unit and (2) comparing the fair value of each reporting unit with the amount reflected in the balance sheet. If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet.

To determine the fair value, the Company uses an income and/or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. If actual market conditions are less favorable than those projected by the industry or the Company or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses or goodwill below the carrying amounts of the respective reporting unit, the Company may be required to recognize impairment charges in future periods, which could have a material impact on its consolidated financial condition and results of operations.

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.8 billion were recorded as part of the preliminary purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill associated with the ABC Radio Business is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s stock price decline from the date of the Merger through December 31, 2007, the Company reviewed the estimated fair value of the assets acquired in connection with the Merger as of September 30, 2007, October 1, 2007 (the Company’s annual impairment testing date), and December 31, 2007. For the year ended December 31, 2007, the Company recognized a non-cash impairment charge of $1,115.2 million, which is comprised of $347.8 million in FCC license impairment and $767.4 million in goodwill impairment to reduce the carrying values to their estimated fair values. If market conditions and operational performance of the respective reporting units within the ABC Radio Business were to continue to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

As a result of the overall deterioration in the radio marketplace, the operating results of the Company’s other radio stations and the decline in the Company’s stock price discussed above and certain reporting units being more likely than not to be disposed, the Company conducted interim impairment tests for certain of its other reporting units during the quarter ended September 30, 2007 and as of December 31, 2007, in addition to its annual impairment test as of October 1, 2007. As a result, the Company recorded a non-cash impairment charge of $476.3 million during the year ended December 31, 2007, which is comprised of $156.9 million and $319.4 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values. If market conditions and operational performance of these respective reporting units were to continue to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses and goodwill for these reporting units below their adjusted carrying amounts, the Company may also be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

During the year ended December 31, 2007, the Company also recognized a non-cash impairment charge of $20.9 million to write down the carrying amounts to the estimated fair market value related to certain of the eleven stations that were required to be transferred into a divestiture trust upon the closing of the Merger and other radio assets for which the Company had definitive sales agreements.

During the year ended December 31, 2006, the Company recorded a non-cash impairment charge of $174.0 million to reduce the carrying amounts of its FCC licenses and goodwill.

The changes in the carrying amounts of FCC licenses and goodwill for the years ended December 31, 2007 and 2006 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, January 1, 2006	$1,464,191	$658,833
Acquisitions	15,425	631
Asset impairment and disposal charges	(152,311)	(21,738)
Other	—	16

Balance December 31, 2006	1,327,305	637,742
Acquisitions	1,412,000	1,401,548
Asset impairment and disposal charges	(523,629)	(1,087,643)
Dispositions	(23,184)	(4,816)
Station purchase price adjustment	(70)	2,089

Balance December 31, 2007	$2,192,422	$948,920

As discussed at Note 1, the Company completed the Merger on June 12, 2007. In connection with the purchase price allocation, the Company has allocated $1,412.0 million to the value of the FCC licenses and has preliminarily allocated approximately $1,401.5 million to the value of goodwill, which have been reduced by non-cash impairment charges of $347.8 million and $767.4 million, respectively, during the year ended December 31, 2007.

As discussed at Note 4, the Company adjusted the estimated value of its uncertain tax positions associated with prior acquisitions, and as a result, approximately $2.1 million was recorded as an increase in goodwill.

Definite-Lived Intangible Assets

In connection with the Merger, the Company has preliminarily allocated $81.2 million to customer relationships that are being amortized in relation to the economic benefits of such asset over a total estimated useful life of approximately seven years. Approximately $15.2 million of amortization expense was recognized on the customer relationships intangible asset during the year ended December 31, 2007. Other definite-lived intangible assets are included within other assets, net, in the accompanying consolidated balance sheets. The amount of amortization expense for definite-lived intangible assets was $15.7 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively. See Note 3.

Other definite-lived intangible assets, excluding the customer relationships, are a component of Other Assets, Net, in the accompanying balance sheets and consisted of the following at December 31:

	2007	2006
	(in thousands)
Other intangible assets, gross	$7,291	$7,520
Less accumulated amortization	(4,961)	(5,363)

Other intangible assets, net	$2,330	$2,157

The Company estimates the following amount of amortization expense over the next five years related to the total definite-lived intangible assets:

Amortization Expense
(in thousands)
2008	$20,593
2009	15,890
2010	12,080
2011	8,621
2012	6,198

$63,382

Intangible assets reflected in the accompanying consolidated balance sheet as of December 31, 2007 reflect the allocation to ABC Radio FCC licenses acquired in the Merger, for which the fair value determination is complete as of December 31, 2007 and which are not subject to amortization, and a preliminary allocation to other ABC Radio intangible assets acquired, including goodwill, which is not subject to amortization, and customer-related intangible assets that are being amortized in relation to the economic benefits of such asset over a total estimated useful life of approximately seven years. The Company will finalize the determination of the fair market value of the assets acquired and liabilities assumed in the Merger and the allocation of the purchase price consideration by the second quarter of 2008. Pursuant to SFAS No. 141, other intangible assets shall be recognized if they (i) arise from contractual or other legal rights, regardless of whether those rights are transferable or separable from the ABC Radio Business or from other rights and obligations, or (ii) can be separated or divided from the ABC Radio Business and sold, transferred, licensed, rented, or exchanged, regardless of whether there is an intent to do so. In addition, other intangible assets that may be recognized include trademarks and trade names, customer-related intangible assets, such as backlog, and contract-based intangible assets, such as advertising contracts, affiliation agreements, lease agreements, or broadcast programming rights. The Company will determine the final allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed as of the closing date of the Merger. Since the other intangible assets discussed above are expected to have definite lives and would be subject to amortization, amortization expense recognized in periods subsequent to the closing of the Merger is expected to increase, which could have a material impact on the Company’s financial condition and results of operations after the Merger. The Company estimates that for every $100 million of definite-lived intangible assets that are acquired, amortization expense would increase by approximately $20 million to $33 million annually, and net income would decrease by approximately $12 million to $20 million annually, based on estimated useful lives of such intangibles of three to five years and the straight-line method of amortization. Every additional $100 million of definite-lived intangible assets with useful lives similar to the customer-related intangible assets discussed at Note 3 would be expected to increase amortization by approximately $29 million in the first twelve months after acquisition.

7. Acquisitions and Dispositions

2007 Acquisitions and Dispositions

Completed Acquisition

As discussed at Note 1, the Company completed the Merger on June 12, 2007. The FCC has determined that the Merger results in a substantial change in control (as defined under the FCC’s rules and policies), and as a result, the Company was required to divest eleven stations that exceeded the applicable ownership limits, the carrying value of which is immaterial. The Company assigned these stations to a trust immediately upon the closing of the Merger.

Completed Dispositions

The Company completed the sale of the Ithaca, NY and Spokane, WA markets during the year ended December 31, 2007 for cash purchase prices of approximately $3.5 million and approximately $21.5 million, respectively. The Company has also completed the sale of a station in each of the Charleston, SC and Tuscaloosa, AL markets. In addition, the Company completed the sale of one station in the Portland, ME market that was assigned to the divestiture trust.

On February 12, 2008, the divestiture trust entered into an asset purchase agreement for the sale of another station in the Portland, ME market.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognized a non-cash expense of approximately $20.9 million during the year ended December 31, 2007, which is presented as an asset impairment and disposal charge in the accompanying consolidated statement of operations to adjust certain of these assets’ carrying amounts to their estimated fair market value.

2006 Acquisitions

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

For the completed acquisitions, the aggregate purchase price was allocated as follows, and the final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price are reflected in 2007 balances:

Asset Description	Radio Station Acquisitions	Asset lives
	(in thousands)
Property and equipment, net	$2,067	3 to 10 years
FCC licenses	15,425	non-amortizing
Goodwill	631	non-amortizing
Other intangibles, net	332	6 to 84 months
Other assets	4
Liabilities assumed	(5)

Total aggregate purchase price	$18,454

2005 Acquisitions and Dispositions

Completed Acquisitions

During the year ended December 31, 2005, the Company completed acquisitions, including the following:

•	Two radio stations in the Providence, RI market for an aggregate cash purchase price of approximately $14.7 million.

•

Six radio stations in the Tuscaloosa, AL market and one radio station in the Birmingham, AL market, all of which had been operating under a local marketing agreement since March 1, 2005, for an aggregate cash purchase price of approximately $29.5 million.

For the completed acquisitions, the aggregate purchase price was allocated as follows, and the final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price are reflected in 2007 balances:

Asset Description	Acquisition of Tuscaloosa/ Birmingham Radio Stations	Other Radio Station Acquisitions	Total	Asset lives
	(in thousands)
Property and equipment, net	$1,230	$473	$1,703	3 to 10 years
FCC licenses	26,784	19,871	46,655	non-amortizing
Goodwill	918	75	993	non-amortizing
Other intangibles, net	592	630	1,222	6 to 84 months
Liabilities assumed	(5)	(635)	(640)

Total aggregate purchase price	$29,519	$20,414	$49,933

Completed Dispositions

During the year ended December 31, 2005, the Company sold six radio stations for an aggregate price of approximately $12.8 million, including one of the stations that had been acquired in the Providence, RI market.

Supplemental Pro Forma Information

See the pro forma information as it relates to the Merger at Note 3. Pro forma adjustments for other material station dispositions during 2007 and 2006 are also reflected at Note 3.

8. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable, accrued liabilities and other liabilities at December 31 consisted of the following:

	2007	2006
	(in thousands)
Accounts payable	$9,350	$11,278
Accrued compensation and related costs	16,839	8,277
Accrued interest	3,513	4,484
Payments received in advance	2,453	2,346
Accrual for revenue sharing	32,647	—
Accrual for acquisition related costs	—	3,075
Accrual for stock repurchase transactions	—	502
Accrual for network programming	5,168	—
Other accrued liabilities	42,593	10,677
Current maturities of long-term liabilities	1,501	107

	$114,064	$40,746

9. Other Long-Term Liabilities

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

10. Senior Debt

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

On June 12, 2007, the Company borrowed $600 million under the Tranche A Term Loans and $1,535 million under the Tranche B Term Loans and used the proceeds to repay the outstanding balance and accrued interest of approximately $402 million under the senior credit agreement that Citadel Broadcasting entered into in August 2004 that previously provided for $600 million in revolving loans through January 15, 2010 (the “Senior Credit Facility”) and the ABC Radio Debt plus accrued interest of approximately $1,352 million. In addition, the Company used borrowings under the Senior Credit and Term Facility to fund the Special Distribution of approximately $276.5 million paid to the Company’s pre-merger stockholders, as further discussed at Note 13, and the remaining proceeds were used to fund merger-related costs or retained by the Company for working capital purposes. The Senior Credit Facility was repaid in full in connection with the refinancing.

Principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012	$22,500
September 30, 2012, December 31, 2012, March 31, 2013, June 12, 2013	$112,500

Principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,477.4 million on June 12, 2014.

The required aggregate principal payments for Tranche A and Tranche B Term Loans as of December 31, 2007 are as follows:

Payment Amount
(in thousands)
2008	$—
2009	—
2010	37,675
2011	90,350
2012	285,350
Thereafter	1,721,625

$2,135,000

At the Company’s election, interest on outstanding principal for the revolving loans and Tranche A Loans accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.50% plus, in each case, a spread that ranges from 0.00% to 0.50%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranges from 0.75% to 1.50%, depending on the Company’s leverage ratio.

For the outstanding principal for Tranche B Term Loans, the Company may elect interest to accrue at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.50% plus, in each case, a spread that ranges from 0.50% to 0.75%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranges from 1.50% to 1.75%, depending on the Company’s leverage ratio.

Below is a table that sets forth the rates and the amounts borrowed under the Company’s Senior Credit and Term Facility as of December 31, 2007 and Citadel Broadcasting’s Senior Credit Facility as of December 31, 2006:

	December 31, 2007		December 31, 2006
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Tranche A Term Loans	$600,000	6.33 to 6.70%	$—	—
Tranche B Term Loans	1,535,000	6.46 to 6.83%	—	—
Senior Credit Facility	—	—	401,000	6.10 to 6.12%

As of December 31, 2007, the Company had $198.6 million available in revolving loan commitments under the Senior Credit and Term Facility.

The Company’s operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

The Company’s Senior Credit and Term Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, prohibit fundamental changes and limit its ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, enter into sale and leaseback transactions, or make investments, loans and advancements. The Company’s Senior Credit and Term Facility also contains covenants related to the satisfaction of a consolidated maximum net leverage ratio, as more fully described therein, which is 8.5 to 1.0 through September 30, 2008, 7.75 to 1.0 through September 30, 2009, 7.25 to 1.0 through September 30, 2010 and 6.75 to 1.0 thereafter. The Company was in compliance with its non-financial covenants and financial covenant as of December 31, 2007. See additional discussion at Note 11.

11. Convertible Subordinated Notes

On February 18, 2004, the Company sold $330.0 million principal amount of convertible subordinated notes. The convertible subordinated notes are due in February of 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the convertible subordinated notes, the initial conversion price was adjusted to be $25.16 per share of our common stock, effective immediately after November 30, 2005, as a result of the declared dividend to stockholders of record on November 30, 2005 on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to any subsequent dividends declared, since, in lieu of such adjustment, holders of the convertible notes will be entitled to the dividend amount upon conversion.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19 and SFAS No. 133. This derivative financial instrument was initially measured at its estimated fair value using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the option using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) 5% as the risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term, which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial condition and results of operations. The derivative liability estimated fair value of $1,000 is classified as a noncurrent liability based on the expected maturity date of the convertible subordinated notes.

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

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of the Company’s 1.875% convertible subordinated notes due 2011 (the “Notes”) that purported to be a notice of default under the indenture governing the Notes. The letter alleges that events of default have arisen and continue to arise (i) from the ABC Radio Merger Agreement, (ii) from other agreements relating to the Merger and (iii) the actions contemplated therein (collectively the “Transactions”). Specifically, the letter alleges that the Transactions will or do constitute a fundamental change under the indenture. On April 24, 2006, the Company received a second letter from the same attorney claiming that the Company failed to cure the alleged defaults during the more than 60 days that elapsed since the

Company’s receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the Notes, and the accrued and unpaid interest thereon, due and payable immediately. The Company continues to believe that none of the Transactions will or do constitute a fundamental change under the indenture. Therefore, the Company does not believe that any event of default, as defined in the indenture, has occurred or is continuing and does not believe that any holders have a right to declare obligations under the Notes due and payable.

On July 17, 2006, the Company filed a complaint against certain of the holders of Notes in the Supreme Court for the State of New York seeking a judgment declaring that the Transactions do not constitute a fundamental change for purposes of the indenture. On January 5, 2007, Wilmington Trust Company, the trustee under the indenture (the “Trustee”), filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the judge granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. The Company filed an amended complaint on March 8, 2007 against the Trustee as the defendant in the action. Wilmington Trust Company served counter-claims against the Company on March 15, 2007. Discovery in this action was completed, and both parties filed motions for summary judgment with the Supreme Court for the State of New York, which were argued on November 8, 2007.

On February 12, 2008, the Company disclosed that the Company, the Trustee, and holders of a majority in principal amount of the outstanding Notes (the “Majority Noteholders”) had reached an agreement in principle (the “Settlement Agreement”) that would, when and if final, result in the settlement and dismissal of the Company’s litigation relating to the indenture and the Notes. In connection with this settlement process, the Company and the Trustee requested that the Supreme Court for the State of New York withhold its ruling on dispositive motions relating to the matter. Material terms of the Settlement Agreement include, among others:

(1) the Majority Noteholders would (i) waive any alleged past and existing defaults and their consequences related to the Transactions, (ii) rescind any acceleration and its consequences related to the Transactions and (iii) agree to irrevocably tender their Notes in connection with a tender and exchange offer by the Company for all of the outstanding Notes;

(2) the indenture would be amended to confirm that the Transactions did not result in a “fundamental change”; and

(3) the Company would commence a $55 million pro rata cash tender for the Notes at a price of $900 per $1,000 principal amount of Notes and an exchange offer for the remaining Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”) as soon as reasonably practicable, but not later (subject to certain exceptions) than 60 days after the later of (a) the signing of the Settlement Agreement, (b) the filing of the stipulation of discontinuance, (c) the receipt of consent of TWDC (described in more detail below), and (d) confirmation establishing the Majority Noteholders as holders of a majority of principal amount of the Notes. The Amended Notes would have the following interest terms: (1) interest on the Amended Notes would initially be payable at an annual rate of 4%, on a basis that is effective retroactively from January 1, 2008; (2) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is greater than $165 million, then (i) the annual interest rate on the Amended Notes then outstanding would increase by 2% (i.e., to a rate of 6%) retroactively from January 1, 2008 and (ii) at all times from and after January 1, 2009, the annual rate on any Amended Notes outstanding would be changed to a rate that would make the holders of Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par); and (3) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is less than or equal to $165 million, then (i) on January 1, 2009, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to 8%, which increase shall be effective through December 31, 2009 and (ii) on January 1, 2010, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to a rate that would make the holders of Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par).

Under the Tax Sharing and Indemnification Agreement, dated June 12, 2007, by and among the Company, Alphabet Acquisition Corp., formerly known as ABC Radio Holdings, Inc., and TWDC, the Company is required to obtain the consent of TWDC prior to entering into the Settlement Agreement and the transactions contemplated by the Settlement Agreement. Therefore, the Company is currently seeking TWDC’s consent to the Settlement Agreement and the transactions contemplated by Settlement Agreement; however, there can be no assurance that we will be able to obtain their consent under the Tax Sharing and Indemnification Agreement. The parties are not currently bound to enter into the Settlement Agreement or to complete the transactions contemplated by the Settlement Agreement, and the Company cannot assure you that the Settlement Agreement will be executed or that such transactions contemplated therein will be completed.

12. Interest Rate Swap

In June 2007, the Company entered into an interest rate swap agreement. The agreement is an amortizing swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which the Company pays a fixed rate of 5.394% and receives a variable rate from the counterparty based on a three-month London Interbank Offered Rate, for which measurement and settlement is performed quarterly. This agreement is used to manage the Company’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates, and the Company has designated the swap as a cash flow hedge in accordance with SFAS No. 133. The counterparty to this interest rate swap agreement is a major financial institution, and the Company does not anticipate nonperformance by this counterparty. Changes in the fair value of the interest rate swap that are effective are recorded in accumulated other comprehensive income (loss) within the accompanying consolidated statement of stockholders’ equity. There was no ineffective portion of the swap during the year ended December 31, 2007. As of December 31, 2007, the fair value of the swap is estimated to be a liability of approximately $50.2 million and is classified as noncurrent, and the change in fair value for the year ended December 31, 2007 was $50.2 million.

13. Stockholders’ Equity

Common and Preferred Stock

Citadel Broadcasting Corporation was incorporated in Delaware in 1993 and was initially capitalized by partnerships affiliated with FL&Co. in connection with a leveraged buyout transaction. The Company’s initial public offering registration statement with the Securities and Exchange Commission was declared effective on July 31, 2003, and the Company issued 25.3 million shares, and on February 18, 2004, the Company sold an additional 9,630,000 shares, and certain stockholders sold 20,000,000 shares, of the Company’s common stock.

As further discussed at Note 1, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders in connection with the Merger.

Stock Repurchase Plan

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of December 31, 2007, the Company had repurchased approximately 26.2 million shares of common stock for an aggregate amount of approximately $337.6 million under these repurchase programs. In addition, the Company has acquired approximately 0.9 million shares of common stock for approximately $8.9 million during the year ended December 31, 2007, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. However, as a result of the Tax Sharing and Indemnification Agreement and the Merger, the Company may only repurchase additional shares under very limited circumstances. As of December 31, 2007, net of shares held in treasury, the Company had 263,891,162 shares of common stock outstanding.

Dividends

Beginning in October 2005, the Company’s board of directors declared a quarterly dividend to holders of common stock of the Company. The following table sets forth the cash dividends paid in 2007 and 2006.

Declared Date	Record Date	Payment Date	Dividend Per Share
October 5, 2005	November 30, 2005	January 18, 2006	$0.18
January 31, 2006	March 30, 2006	April 18, 2006	0.18
May 31, 2006	June 30, 2006	July 18, 2006	0.18
August 1, 2006	October 5, 2006	October 20, 2006	0.18
January 29, 2007	February 12, 2007	February 27, 2007	0.18

For the years ended December 31, 2007 and 2006, the Company paid dividends of $20.4 million and $82.7 million, or $0.18 per share and $0.72 per share, respectively.

Special Distribution

Pursuant to the ABC Radio Merger Agreement, immediately prior to the closing of the Merger, the Company also declared a Special Distribution of $276.5 million, or $2.4631 per share, payable immediately prior to the closing of the Merger to holders of the Company’s common stock of record on June 8, 2007. The amount of the distribution was determined based on the market price of the Company’s common stock over a measurement period ending prior to the closing and the number of shares of the Company’s common stock deemed to be outstanding for such purposes. This Special Distribution is nonrecurring.

14. Stock-Based Compensation

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

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in stockholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool when the restrictions lapse or stock options are exercised or expire. As of December 31, 2007, the underlying fair value of equity awards since the date of grant has declined in value, and the Company does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the corresponding deferred tax asset, which may be material to the consolidated results of operations.

Long-Term Incentive Plans

Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan

Stock options are generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan (the “2002 Long-Term Incentive Plan”) with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment or service as a director or independent contractor. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2007: risk-free interest rate of approximately 5%; dividend yield of approximately 3%; expected life of approximately six years; and volatility of approximately 27%. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2006: risk-free interest rate of approximately 5%; dividend yield of approximately 7%; expected life of approximately six years; and volatility of approximately 27%. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2005: risk-free interest rate of approximately 4%; dividend yield of zero; expected life of approximately six years; and volatility of approximately 29%.

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

In December 2006, the compensation committee approved a payment to a senior executive officer of the Company for the tax differential between ordinary income and dividend income tax rates during the years ended December 31, 2006 and 2007 and for the year ending December 31, 2008, in respect of dividends and distributions, if any, the senior executive officer receives in respect of any nonvested portion of the performance-vesting shares granted as of March 16, 2006 and any Undelivered Shares that have not yet been distributed. At the Company’s discretion, such payments can be paid in cash or additional shares of common stock of the Company. During the year ended December 31, 2007, the Company paid approximately $1.8 million in cash and $1.1 million in shares of common stock of the Company for this tax differential payment. The remaining payments in 2008, if any, are to be calculated as the product of 0.3738 and the aggregate amount of any such dividends and distributions received in respect of any of the remaining nonvested portion of certain of the performance-vesting shares granted as of March 16, 2006 and any Undelivered Shares that have not yet been distributed.

As of December 31, 2007, unrecognized pre-tax compensation cost related to the nonvested performance-vesting shares was approximately $4.9 million, and will be expensed, if it is probable that the performance objectives are expected to be achieved, over a weighted average period of less than one year. Unrecognized pre-tax compensation cost related to nonvested time-vesting arrangements and nonvested stock options of the Company as of December 31, 2007 was $6.6 million, the majority of which is expected to be recognized in 2008.

In May 2007, the Company, with the approval of its stockholders, (i) approved the material terms of the performance objectives that may apply to performance-based awards under the 2002 Long-Term Incentive Plan, and (ii) authorized the issuance of 8.0 million shares of common stock, in addition to the previously authorized 10.0 million shares of common stock, for issuance under the 2002 Long-Term Incentive Plan.

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

In accordance with SFAS No. 123R and related guidance, vested stock options or awards issued by an acquirer in exchange for outstanding awards held by employees of the acquiree, as well as the value of nonvested stock options or awards to the extent that the employee has provided service towards vesting, are considered to be part of the purchase price paid by the acquirer for the acquiree. Based on the application of the underlying guidance, the Company recognized additional purchase price consideration in the form of the aggregate fair value attributed to the conversion of the TWDC Options and TWDC RSUs of approximately $17.9 million.

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

As a result of the assumption of equity awards underlying the converted TWDC Options and TWDC RSUs, the Company recognized compensation expense of $5.1 million for the period from June 12, 2007 to December 31, 2007. As of December 31, 2007, unrecognized compensation expense related to the nonvested portion of the converted TWDC Options and TWDC RSUs was approximately $12.9 million and is expected to be recognized over a weighted-average period of approximately 2.1 years.

On July 17, 2007, the Company registered 15.0 million shares of common stock, representing the shares of common stock subject to issuance upon (i) the exercise of the converted TWDC Options or (ii) the vesting of converted TWDC RSUs that had been outstanding under the TWDC Plans.

Disclosures—All Plans

Total stock-based compensation expense recognized under SFAS No. 123R was $23.3 million on a pre-tax basis, or $(0.11), net of tax, per basic share for the year ended December 31, 2007. The associated tax benefit for the year ended December 31, 2007 was $1.8 million. The expense for the year ended December 31, 2007 includes a $3.1 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Total stock-based compensation expense for the year ended December 31, 2006 was $17.4 million on a pre-tax basis, with an associated tax benefit of $3.8 million, or $(0.12), net of tax, per basic share. Total stock-based compensation expense for the year ended December 31, 2005 was $3.4 million on a pre-tax basis, with an associated tax benefit of $1.4 million, or $(0.02), net of tax, per basic share.

As of December 31, 2007, the total number of shares of common stock that remain authorized, reserved, and available for issuance under all plans was approximately 12.9 million, not including shares underlying outstanding grants.

The following table summarizes stock option activity for the Company for the year ended December 31, 2007:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding at January 1, 2007	4,379	$15.86
Granted	542	7.02
Assumed	9,198	5.37
Exercised	—	—
Forfeited	(494)	10.09
Cancelled or modified	(413)	15.49

Outstanding at December 31, 2007	13,212	8.42	5.4	$105

Vested or expected to vest at December 31, 2007	12,139	8.66	5.2	97
Exercisable at December 31, 2007	5,222	$11.31	2.8	$97

The weighted average grant-date fair value of options granted and assumed during the year ended December 31, 2007, 2006 and 2005 is $1.19, $1.28 and $5.12 per share, respectively. No options were exercised during the years ended December 31, 2007, 2006 and 2005.

Activity related to shares of nonvested stock is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Nonvested awards at January 1, 2007	2,906	$11.96
Granted	727	9.53
Awards vested	(1,594)	12.24
Forfeited	(67)	9.64

Nonvested awards at December 31, 2007	1,972	$10.92

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Units
Nonvested awards at January 1, 2007	—	$—
Assumed	3,171	5.90
Awards vested	—	—
Forfeited	(33)	5.90

Nonvested awards at December 31, 2007	3,138	$5.90

The total fair value of awards of nonvested shares of common stock that vested during the year ended December 31, 2007 was $19.5 million. No nonvested shares of common stock vested during the years ended December 31, 2006 and 2005.

15. Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2005	$3,377	$2,641	$(3,101)	$2,917
Year ended December 31, 2006	2,917	3,872	(4,332)	2,457
Year ended December 31, 2007	2,457	8,551	(2,944)	8,064

Included in additions for the year ended December 31, 2007 is $4.6 million related to the accounts receivable acquired in connection with the Merger.

16. Fair Value of Financial Instruments

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

Debt: Based on average trading prices at December 31, 2007, the estimated fair value of the Company’s Tranche A Term Loans and Tranche B Term Loans was approximately $1,942.9 million as of December 31, 2007 compared to the Company’s carrying value of $2,135.0 million.

Convertible Subordinated Notes: Based on a model that takes into account various factors, the estimated fair value of the Company’s convertible subordinated notes at December 31, 2007 and 2006 was $267.3 million and $273.9 million, respectively, compared to the Company’s carrying value of $330.0 million.

Other Long-Term Liabilities: The terms of the Company’s other long-term liabilities approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

17. Related Party Transactions

The Company reimburses FL&Co. and its affiliates for expenses paid on the Company’s behalf and receives reimbursements from FL&Co. for expenses paid by the Company on its behalf, including travel and related expenses, and office and other miscellaneous expenses. During the years ended December 31, 2007, 2006 and 2005, the Company reimbursed FL&Co. and its affiliates a net amount of approximately $1.7 million, $1.9 million, and $2.2 million, respectively. FL&Co. also provided use of office space to certain of the Company’s executive officers and employees at no cost through April 2007, at which time the Company entered into a lease for office space with a third party.

FL Aviation Corp., an affiliate of FL&Co., operates and maintains the Company’s corporate aircraft at cost. In connection therewith, the Company reimburses all costs incurred by FL Aviation Corp. in operating the aircraft, and amounts related to these reimbursements are included in the annual amounts above.

18. Reportable Segments

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

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net revenues:
Radio Markets	$615,056	$432,930	$419,907
Radio Network	109,132	—	—

Segment revenues	$724,188	$432,930	$419,907

Intersegment revenues:
Radio Markets	$(4,431)	$—	$—
Radio Network	—	—	—

Total intersegment revenues	$(4,431)	$—	$—

Net revenues	$719,757	$432,930	$419,907

Segment OIBDA:
Radio Markets, exclusive of related asset impairment and disposal charges shown separately below	$250,062	$184,834	$180,746
Radio Network	18,031	—	—
Radio Markets asset impairment and disposal charges	(844,976)	(174,049)	—
ABC Radio—unallocated asset impairment (see Note 6)	(767,467)	—	—
Corporate general and administrative	(44,642)	(30,287)	(15,363)
Depreciation and amortization	(30,678)	(16,740)	(22,346)
Other, net	3,900	1,026	353

Total operating (loss) income	(1,415,770)	(35,216)	143,390
Interest expense, net	100,741	32,911	21,137
Write off of deferred financing costs upon extinguishment of debt	555	—	—

(Loss) income before income taxes	(1,517,066)	(68,127)	122,253
Income tax (benefit) expense	(231,830)	(20,113)	52,496

Net (loss) income	$(1,285,236)	$(48,014)	$69,757

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Operating (loss) income:
Radio Markets, exclusive of related asset impairment and disposal charges shown separately below	$220,698	$168,094	$158,400
Radio Network	16,717	—	—
Radio Markets asset impairment and disposal charges	(844,976)	(174,049)	—
ABC Radio—unallocated asset impairment (see Note 6)	(767,467)	—	—
Corporate general and administrative	(44,642)	(30,287)	(15,363)
Other, net	3,900	1,026	353

Total operating (loss) income	$(1,415,770)	$(35,216)	$143,390

Segment depreciation and amortization:
Radio Markets	$29,364	$16,740	$22,346
Radio Network	1,314	—	—

Total segment depreciation and amortization	$30,678	$16,740	$22,346

Asset impairment and disposal charges:
Radio Markets	$844,976	$174,049	$—
Radio Network	—	—	—
ABC Radio—unallocated asset impairment (see Note 6)	767,467	—	—

Total asset impairment and disposal charges	$1,612,443	$174,049	$—

Segment stock-based compensation expense:
Radio Markets	$5,713	$4,179	$—
Radio Network	1,729	—	—

Total segment stock-based compensation expense	$7,442	$4,179	$—

The allocation of the purchase price of ABC Radio to assets acquired and liabilities assumed is based on a preliminary determination as of December 31, 2007, except for the allocation to ABC Radio FCC licenses acquired in the Merger, for which the fair value determination is complete as of December 31, 2007. Accordingly, corporate and other identifiable assets includes the $634.1 million of goodwill related to ABC Radio that has not yet been allocated to the operating segments and other assets held at the parent level. See Notes 3 and 6 for further discussion.

	Year Ended December 31,
	2007	2006
	(in thousands)
Identifiable assets:
Radio Markets	$3,021,744	$2,169,015
Radio Network	90,823	—
Corporate and other	730,868	4,681

Total assets	$3,843,435	$2,173,696

19. Commitments and Contingencies

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

The Company has incurred and may continue to incur significant costs and expenses in connection with the integration of the ABC Radio Business. See Note 3 for further discussion of estimated liabilities incurred in connection with the Merger.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths at a Rhode Island nightclub. The complaint contains multiple causes of action, only a small number of which are brought against the Company, which assert claims, based on theories of joint venture liability and negligence. The Company’s involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. On October 3, 2003, the action was transferred to the United States District Court, District of Rhode Island, where it subsequently was consolidated with suits on behalf of some 240 other concertgoers (in which the Company was not sued) for the purposes of pre-trial discovery and motion practice. On January 27, 2005, the Company filed an Answer to the complaint, substantially denying plaintiffs’ allegations against the Company. On February 18, 2005, an identical suit was filed on behalf of one additional concertgoer. On January 5 and 31, 2006, substantially identical suits were filed on behalf of two additional concertgoers. The Company believes that plaintiffs’ claims against the Company are without merit and intends to defend these claims vigorously. The Company has filed its motion for summary judgment and does not believe that the outcome of the litigation regarding the Rhode Island nightclub matters will have a material adverse impact on its financial condition, results of operations or cash flows.

In February 2005, we received a subpoena from the Office of Attorney General of the State of New York (the “New York Attorney General”) as have several other radio broadcasting companies and record companies operating in the State of New York. These subpoenas were issued in connection with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations. We have cooperated with this investigation and continue to do so. In connection with this investigation, the New York Attorney General has entered into settlement agreements with several record companies and two radio broadcasters, which included both business practice reforms and financial penalties. The New York Attorney General previously announced that it may take action against a number of radio companies, including us. To date, no action has been taken against the Company.

On April 19, 2006, the Company received a letter of inquiry relating to numerous stations and a request for information from the FCC in the area of sponsorship identification. The FCC issued a consent decree resolving the matter on April 13, 2007, which includes a voluntary contribution by the Company to the U.S. Treasury of $2.0 million that the Company paid on July 11, 2007.

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of the Company’s 1.875% convertible subordinated notes due 2011 (the “Notes”) that purported to be a notice of default under the indenture governing the Notes. The letter alleges that events of default have arisen and continue to arise (i) from the ABC Radio Merger Agreement, (ii) from other agreements relating to the Merger and (iii) the actions contemplated therein (collectively the “Transactions”). Specifically, the letter alleges that the Transactions will or do constitute a fundamental change under the indenture. On April 24, 2006, the Company received a second letter from the same attorney claiming that the Company failed to cure the alleged defaults during the more than 60 days that elapsed since the Company’s receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the Notes, and the accrued and unpaid interest thereon, due and payable immediately. The Company continues to believe that none of the Transactions will or do constitute a fundamental change under the indenture. Therefore, the Company does not believe that any event of default, as defined in the indenture, has occurred or is continuing and does not believe that any holders have a right to declare obligations under the Notes due and payable.

On July 17, 2006, the Company filed a complaint against certain of the holders of Notes in the Supreme Court for the State of New York seeking a judgment declaring that the Transactions do not constitute a fundamental change for purposes of the indenture. On January 5, 2007, Wilmington Trust Company, the trustee under the indenture (the “Trustee”), filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the judge granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. The Company filed an amended complaint on March 8, 2007 against the Trustee as the defendant in the action. Wilmington Trust Company served counter-claims against the Company on March 15, 2007. Discovery in this action was completed, and both parties filed motions for summary judgment with the Supreme Court for the State of New York, which were argued on November 8, 2007.

See Note 11 for further information regarding the Company’s subordinated convertible notes.

The Company is involved in certain other claims and lawsuits arising in the ordinary course of its business, including new matters which involve various aspects of the ABC Radio Business. The Company believes that such litigation and claims will be resolved without a material adverse impact on its results of operations, cash flows or financial condition.

Lease Commitments

The Company leases certain studio buildings, tower sites, transmitters and equipment, vehicles and office equipment. The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007:

Year Ended	Commitments	Sublease Rentals	Net Lease Commitments
	(in thousands)
2008	$19,260	$(403)	$18,857
2009	17,034	(230)	16,804
2010	14,538	(209)	14,329
2011	11,891	(180)	11,711
2012	9,408	(132)	9,276
Thereafter	29,810	(478)	29,332

	$101,941	$(1,632)	$100,309

Total rental expense was approximately $12.6 million, $7.6 million, and $6.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Contractual Commitments

The Company has entered into binding contracts in the normal course of business related to sports broadcasting, employment of personnel, and other goods and services utilized in our operations.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan for all employees who are at least 21 years of age and, if full time, have completed 60 days of service, or, if part time, have worked at least 1,000 hours. Under the 401(k) plan, eligible employees can contribute up to 20% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Code. Participants vest immediately in their contributions, and participants’ rights to amounts contributed by the Company vest on a graded schedule over a five-year period. Each year, for participants who have completed one year of service, the Company may, at the discretion of the board of directors, contribute a matching contribution equal to 100% of the participants’ elective deferral contribution up to 2% of their regular annual earnings. The Company may also make discretionary contributions as approved by the board of directors. For the years ended December 31, 2007, 2006, and 2005, the Company made matching contributions to the 401(k) plan of approximately $1.1 million, $0.7 million, and $0.7 million, respectively.

20. Quarterly Financial Data (unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2007: (a)
Net revenue	$92,920	$141,157	$240,207	$245,473
Operating income (loss)(b)	25,574	29,938	(427,432)	(1,043,850)
Net income (loss)	6,762	3,793	(447,753)	(848,038)
Basic net income (loss) per common share	$0.06	$0.03	$(1.71)	$(3.24)

Diluted net income (loss) per common share	$0.06	$0.03	$(1.71)	$(3.24)

Weighted average common shares outstanding—Basic	110,489	141,442	261,458	261,707

Weighted average common shares outstanding—Diluted	124,359	142,486	261,458	261,707

2006:
Net revenue	$93,999	$112,454	$112,517	$113,960
Operating income (loss)(b)	23,488	(109,884)	40,342	10,838
Net income (loss)	9,525	(74,826)	18,366	(1,079)
Basic net income (loss) per common share	$0.09	$(0.67)	$0.16	$(0.01)

Diluted net income (loss) per common share	$0.08	$(0.67)	$0.15	$(0.01)

Weighted average common shares outstanding—Basic	111,595	111,668	111,378	111,174

Weighted average common shares outstanding—Diluted	127,362	111,668	124,622	111,174

(a)	The selected consolidated historical financial data includes the operating results of the ABC Radio Business subsequent to the closing date of June 12, 2007.

(b)	In accordance with SFAS No. 142, the Company conducted interim impairment tests during 2007 in addition to its annual impairment test as of October 1, 2007. As a result, the Company recorded non-cash impairment charges on a pre-tax basis of $13.5 million, $495.8 million and $1,103.1 million during the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively. The Company conducted an interim impairment test during the quarter ended June 30, 2006 and its annual impairment test of indefinite-lived intangible assets as of October 1, 2006. The analyses resulted in non cash impairment charges of $149.8 million in the second quarter and $24.2 million in the fourth quarter on a pre-tax basis to reduce the carrying amount of FCC licenses and goodwill to their estimated fair values.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors.

Based on their evaluation as of December 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management excluded the internal controls of the ABC Radio Business from its annual assessment of the effectiveness of the Company’s internal control over financial reporting (Section 404) for 2007. This exclusion is in accordance with the SEC guidance that an assessment of a recently acquired business may be omitted from management’s report on internal controls over financial reporting in the year of acquisition. The ABC Radio Business contributed approximately 41% of the Company’s total revenues for the year ended December 31, 2007, and the assets of the ABC Radio Business represent approximately 53% of the Company’s total assets as of December 31, 2007.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2007.

We are in the process of reviewing the internal control structure of the ABC Radio Business and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the ABC Radio Business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Citadel Broadcasting Corporation

Las Vegas, Nevada

We have audited the internal control over financial reporting of Citadel Broadcasting Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the ABC Radio Business, which was acquired on June 12, 2007. The ABC Radio Business constitutes approximately 41% of the Company’s total revenues for the year ended December 31, 2007, and the assets of the ABC Radio Business represent approximately 53% of the Company’s total assets as of December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting for the ABC Radio Business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and includes explanatory paragraphs related to the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, and the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/ Deloitte & Touche LLP

Los Angeles, California February 29, 2008

ITEM 9B.	OTHER INFORMATION

On February 27, 2008, the compensation committee of the Company’s board of directors approved a salary increase for Randy L. Taylor, Senior Vice President, Acting Chief Financial Officer and principal financial officer, consistent with his appointment to the positions of Acting Chief Financial Officer and principal financial officer on February 1, 2008. Mr. Taylor was formerly the Company’s Vice President-Finance and principal accounting officer. Under the terms of this salary arrangement, Mr. Taylor’s annual salary will be $320,000 during the first year, $360,000 during the second year and $400,000 during the third year. Mr. Taylor will continue to be eligible for an annual discretionary bonus.

The material provisions of the terms of Mr. Taylor’s employment are presented in the Letter Agreement dated August 29, 2006, between Citadel Broadcasting Company and Mr. Taylor, and the Memorandum dated November 6, 2006, between the Company and Mr. Taylor, which are incorporated by reference herein and filed with this Annual Report on Form 10-K as Exhibits 10.25 and 10.31. A summary of the material provisions of the terms of Mr. Taylor’s employment are presented in Part II, Section 5 of the Company’s quarterly report for the quarterly period ended September 30, 2006 on Form 10-Q.

On November 16, 2007, the compensation committee of the board of directors approved amendments to the Company’s Form of Stock Option Agreement under the 2002 Long-Term Incentive Plan by extending the period of time under which options under the 2002 Long-Term Incentive Plan may be exercised upon the death of an employee to one year following such event. The amended Form of Stock Option Agreement is filed with this Annual Report on Form 10-K as Exhibit 10.9.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, senior financial management and all other employees. Our Code of Business Conduct and Ethics can be found on our website located at www.citadelbroadcasting.com. Each of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee has a committee charter as required by the rules of the New York Stock Exchange, and each charter can be found on our website.

On June 9, 2007, our chief executive officer submitted to the New York Stock Exchange the “CEO Certification” required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. The New York Stock Exchange also requires our Board of Directors to establish certain Corporate Governance Guidelines, which can be found on our website located at www.citadelbroadcasting.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents incorporated by reference or filed with this report:

(1)	Audited consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005.

(2)	Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

No.	Description

2.1	Agreement and Plan of Merger, dated as of January 15, 2001, by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.2	Letter Agreement, dated January 15, 2001, by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.3	Amendment No. 1, dated March 13, 2001, to Merger Agreement dated as of January 15, 2001, by and among the Registrant, Citadel Communications Corporation and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-1 (No. 333-89844)).

2.4	Letter Agreement, dated March 22, 2001, by and among Citadel Communications Corporation, the Registrant and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.5	Agreement and Plan of Merger, dated February 6, 2006, by and among Citadel Broadcasting Corporation, Alphabet Acquisition Corp., The Walt Disney Company and ABC Chicago FM Radio, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2006).

2.6	Amendment No. 1 to the Agreement and Plan of Merger, dated November 19, 2006, by and among the Citadel Broadcasting Corporation, Alphabet Acquisition Corp., The Walt Disney Company and ABC Chicago FM Radio Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006).

2.7	Separation Agreement, dated February 6, 2006, by and between The Walt Disney Company and ABC Chicago FM Radio, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2006).

2.8	Amendment No. 1 to the Separation Agreement, dated November 19, 2006, by and between The Walt Disney Company and ABC Chicago FM Radio, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006).

2.9	Tax Sharing and Indemnification Agreement, dated June 12, 2007, by and among Citadel Broadcasting Corporation, ABC Radio Holdings, Inc., f/k/a ABC Chicago FM Radio, Inc., and The Walt Disney Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007).

3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

No.	Description

3.2	Form of Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2007).

3.4	Certificate of Merger filed with the Secretary of State of the State of Delaware on June 12, 2007 (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

4.2	Indenture, dated as of February 18, 2004, between Registrant and the Bank of New York, as trustee, in respect of Registrant’s 1.875% Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report for the year ended December 31, 2003 on Form 10-K).

10.1	The Registrant’s Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2007).

10.2	The Registrant’s Form of Restricted Stock Agreement under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarterly period ended June 30, 2006 on Form 10-Q).

10.3	The Registrant’s Form of Performance Share Agreement under the Amended and Restated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarterly period ended March 31, 2006 on Form 10-Q).

10.4	Registration Rights Agreement, dated June 26, 2001, among the Registrant, Citadel Communications Corporation, Citadel Broadcasting Company, Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Lawrence R. Wilson and Rio Bravo Enterprise Associates, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.5	Registration Rights Agreement, dated as of February 18, 2004, between the Registrant and the initial purchasers of the Registrant’s 1.875% Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s annual report for the year ended December 31, 2003 on Form 10-K).

10.6	Aircraft Management Agreement, dated October 1, 2002, as amended by Amendment No. 1 dated February 27, 2003, between the Registrant and FL Aviation Corp. (FL) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-112270)).

10.7	Citadel Broadcasting Corporation Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2007).

10.8	Credit Agreement, dated June 12, 2007, among Citadel Broadcasting Corporation, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Deutsche Bank Trust Company Americas as Syndication Agents, and Credit Suisse, Cayman Islands Branch and Wachovia Bank, National Association as Documentation Agents (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007).

No.	Description

10.9	Amended Form of Stock Option Agreement under the Amended and Restated 2002 Long-Term Incentive Plan.

10.10	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.11	Indemnification Agreement, dated April 10, 2006, by and between Citadel Broadcasting Corporation and Wayne T. Smith (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2006).

10.12	Indemnification Agreement, dated February 28, 2007, by and between Citadel Broadcasting Corporation and Michael J. Regan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.13	Letter, dated February 15, 2002, from Theodore J. Forstmann to Farid Suleman setting forth the terms of Mr. Suleman’s employment as chief executive officer of the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.14	Letter, dated July 17, 2003, from the Registrant to Farid Suleman clarifying certain terms of Mr. Suleman’s employment (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.15	Agreement with respect to the 2002 Stock Option Agreement, dated as of March 16, 2006, by and between the Registrant and Farid Suleman (incorporated by reference to the form of such agreement attached as Appendix C of the Registrant’s Proxy Statement included in the Registrant’s Definitive Schedule 14A filed with the SEC on April 17, 2006).

10.16	Memorandum, dated November 6, 2006, between the Registrant and Randy L. Taylor (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report for the quarterly period ended September 30, 2006 on Form 10-Q).

10.17	Employment Agreement, dated May 26, 2006, by and between Citadel Broadcasting Corporation and Robert G. Freedline (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2006).

10.18	Summary of Employment Arrangement, dated May 15, 2006, by and between Citadel Broadcasting Corporation and Jacquelyn J. Orr (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2006).

10.19	Summary of Independent Director Compensation Arrangement, dated May 24, 2006 (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2006).

10.20	ABC News Production/Distribution Agreement, dated June 12, 2007, by and between American Broadcasting Companies, Inc. and Radio Networks, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007).

10.21	Indemnification Agreement, dated November 30, 2007, by and between Citadel Broadcasting Corporation and Thomas Reifenheiser (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2007).

10.22	Letter Agreement, dated August 29, 2006, between Citadel Broadcasting Company and Randy L. Taylor (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarterly period ended September 30, 2006 on Form 10-Q).

21	List of subsidiaries.

No.	Description

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signature	Title	Date

/S/ FARID SULEMAN Farid Suleman	Chief Executive Officer and Chairman (principal executive officer)	February 29, 2008

/S/ RANDY L. TAYLOR Randy L. Taylor	Senior Vice President—Finance and Acting Chief Financial Officer (principal financial and accounting officer)	February 29, 2008

/S/ J. ANTHONY FORSTMANN J. Anthony Forstmann	Director	February 29, 2008

/S/ THEODORE J. FORSTMANN Theodore J. Forstmann	Director	February 29, 2008

/S/ MICHAEL A. MILES Michael A. Miles	Director	February 29, 2008

/S/ MICHAEL J. REGAN Michael J. Regan	Director	February 29, 2008

/S/ THOMAS REIFENHEISER Thomas Reifenheiser	Director	February 29, 2008

/S/ CHARLES P. ROSE Charles P. Rose	Director	February 29, 2008

/S/ HERBERT J. SIEGEL Herbert J. Siegel	Director	February 29, 2008

/S/ WAYNE T. SMITH Wayne T. Smith	Director	February 29, 2008