Form 10-Q
period 2008-03-31
CITADEL BROADCASTING CORP
filed 2008-05-09
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2008, net of shares held in treasury, there were 263,736,498 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

March 31, 2008

FORWARD-LOOKING INFORMATION

Certain matters in this Quarterly Report on Form 10-Q, including, without limitation, certain matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Citadel Broadcasting Corporation and its subsidiaries (collectively, the “Company”), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “will,” and similar expressions, whether in the negative or the affirmative. All statements other than the statements of historical fact are “forward-looking statements” for the purpose of federal and state securities laws, including, without limitation, any projections on pro forma statements of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the expected effect of the business combination with ABC Radio Holdings, Inc.; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any assumptions underlying any of the foregoing. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the U.S.; fluctuations in interest rates; changes in market conditions that could impair the Company’s goodwill or intangible assets; changes in industry conditions; changes in governmental regulations; changes in policies or actions or in regulatory bodies; changes in uncertain tax positions and tax rates; changes in dividend policy; changes in capital expenditure requirements; the risk that the business combination with ABC Radio Holdings, Inc. may be less favorable for the Company than originally expected; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

All forward-looking statements in this report are qualified by these cautionary statements. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$128,507	$200,321
Accounts receivable, net	165,869	198,580
Prepaid expenses and other current assets (including deferred income tax assets of $31,304 and $28,956 as of March 31, 2008 and December 31, 2007, respectively)	43,253	39,660

Total current assets	337,629	438,561

Long term assets:
Property and equipment, net	133,430	135,623
FCC licenses	2,196,022	2,192,422
Goodwill	960,956	948,920
Customer relationships, net	60,996	65,992
Other assets, net	60,135	61,917

Total assets	$3,749,168	$3,843,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$100,086	$114,064
Current portion of convertible subordinated notes	55,000	—

Total current liabilities	155,086	114,064

Long-term liabilities:
Senior debt	2,021,706	2,135,000
Convertible subordinated notes, less current portion (net of discount of $6,474 and $1,528 as of March 31, 2008 and December 31, 2007, respectively)	268,526	328,472
Other long-term liabilities, less current portion	140,597	67,554
Deferred income tax liabilities	561,474	571,106

Total liabilities	3,147,389	3,216,196

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at March 31, 2008 and December 31,2007; no shares issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value – authorized, 500,000,000 shares at March 31, 2008 and December 31, 2007; issued, 291,401,567 and 290,726,502 shares at March 31, 2008 and December 31, 2007, respectively; outstanding, 263,737,315 and 263,891,162 shares at March 31, 2008 and December 31, 2007, respectively	2,914	2,907
Additional paid-in capital	2,426,697	2,422,076
Treasury stock, at cost, 27,664,252 and 26,835,340 shares at March 31, 2008 and December 31, 2007, respectively	(344,239)	(343,042)
Accumulated other comprehensive loss, net	(50,987)	(30,369)
Accumulated deficit	(1,432,606)	(1,424,333)

Total stockholders’ equity	601,779	627,239

Total liabilities and stockholders’ equity	$3,749,168	$3,843,435

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues	$205,814	$92,920

Operating Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	86,904	27,422
Selling, general and administrative	58,195	30,471
Corporate general and administrative	10,748	10,218
Local marketing agreement fees	330	326
Depreciation and amortization	9,787	2,804
Non-cash charge related to contractual obligations	22,245	—
Other, net	(15)	(3,895)

Operating expenses	188,194	67,346

Operating income	17,620	25,574

Interest expense, net	37,110	7,474
Gain on extinguishment of debt	(21,400)	—
Write off of deferred financing costs upon extinguishment of debt	1,514	—

Income before income taxes	396	18,100

Income tax expense	8,669	11,338

Net (loss) income	$(8,273)	$6,762

Net (loss) income per share - basic	$(0.03)	$0.06

Net (loss) income per share - diluted	$(0.03)	$0.06

Dividends declared per share	$—	$0.18

Weighted average common shares outstanding:
Basic	262,615	110,489

Diluted	262,615	124,359

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(8,273)	$6,762
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,787	2,804
Non-cash charge related to contract obligations	22,245	—
Gain on extinguishment of debt	(21,400)	—
Write off of deferred financing costs	1,514	—
Non-cash debt related amounts	1,715	(332)
Provision for bad debts	1,180	647
Gain on sale of assets	(13)	(3,876)
Deferred income taxes	8,380	10,839
Stock-based compensation expense	4,106	5,333
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	36,526	11,540
Prepaid expenses and other current assets	(4,130)	(2,348)
Accounts payable, accrued liabilities and other obligations	(27,978)	(6,532)

Net cash provided by operating activities	23,659	24,837

Cash flows from investing activities:
Capital expenditures	(2,251)	(2,051)
Proceeds from sale of assets	13	7,445
Other assets, net	60	(3,784)

Net cash (used in) provided by investing activities	(2,178)	1,610

Cash flows from financing activities:
Debt issuance costs	(256)	—
Payments for early extinguishing of debt, including related fees	(91,810)	—
Borrowings from senior credit facility	—	36,000
Principal payments on senior credit facility	—	(25,000)
Purchase of shares held in treasury	(1,197)	(17,527)
Dividends paid to holders of common stock	—	(20,362)
Principal payments on other long-term obligations	(32)	(24)
Repayment of stockholder notes	—	29

Net cash used in financing activities	(93,295)	(26,884)

Net decrease in cash and cash equivalents	(71,814)	(437)
Cash and cash equivalents, beginning of period	200,321	3,747

Cash and cash equivalents, end of period	$128,507	$3,310

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Supplemental schedule of cash flow information

Cash Payments:
Interest	$36,570	$9,461
Income taxes	537	437
Barter Transactions:
Equipment purchases through barter	—	32
Barter Revenue - included in net revenue	3,987	2,089
Barter Expenses - included in cost of revenues and selling, general and administrative expense	3,844	2,061
Other Non-Cash Transactions:
Accrual of capital expenditures	410	593
Accrual of other assets	—	632
Accrual of treasury stock repurchases	—	689
Accrual of dividend gross-up obligation	—	269
Issuance of treasury shares for 401(k) plan employer match	—	650
FIN 48 liability	—	4,906
Derivative related to contingent interest rate features	5,074	—
Change in fair value of interest rate swap liability, net of tax	20,618	—

See Notes 2 and 5 for information related to the ABC Radio Merger

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

The Company’s consolidated condensed balance sheets as of March 31, 2008 and December 31, 2007 include the acquired assets and assumed liabilities of ABC Radio. The Company’s consolidated condensed statements of operations and of cash flows also include the operating results of the ABC Radio Business subsequent to the closing date of the Merger on June 12, 2007.

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

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (the “Divestiture Trust”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. The Divestiture Trust agreement stipulates that the Company must fund any operating shortfalls of the Divestiture Trust activities, and any excess cash flow generated by the Divestiture Trust is distributed to the Company. The Company consolidates the Divestiture Trust in accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities , which addresses consolidation by a business enterprise of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) hold a significant variable interest in, or have significant involvement with, an existing VIE.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In order to conform to ABC Radio’s presentation subsequent to the Merger, barter expenses relating to selling, general and administrative activities were reclassified from cost of revenues to selling, general and administrative in the accompanying unaudited consolidated condensed statements of operations in the amount of $1.0 million for the three months ended March 31, 2007.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets, including recognition of a valuation allowance to reduce the amount of deferred tax asset to the amount that is more likely than not to be realized, the identification and quantification of income tax liabilities due to uncertain tax positions, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when determining the value of certain fully vested stock units and when employing the Black-Scholes valuation model to estimate the fair value of stock options and the fair value of the derivative financial instruments. For the initial purchase price allocation for the Merger, the Company made estimates and assumptions for the preliminary determination of values of the assets acquired and liabilities assumed. The final allocation, which will be completed by the end of the second quarter in 2008, may be significantly different from the preliminary allocation and will also require the use of estimates to value the assets and liabilities assumed in the Merger. The Company also uses estimates for determining the estimated fair value of its interest rate swap and certain derivative liabilities. Actual results could differ materially from those estimates.

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

Allowance for Estimated Uncollectible Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net, on the accompanying consolidated condensed balance sheets consisted of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Receivables	$174,237	$206,644
Allowance for estimated uncollectible accounts	(8,368)	(8,064)

Accounts receivable, net	$165,869	$198,580

Derivative Instruments and Hedging Activities

The Company has valued its obligation to settle dividends in cash upon the conversion of its convertible subordinated notes, if any, in accordance with Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 7, the convertible subordinated notes, upon tender and exchange, will contain contingent interest rate features to be accounted for as a derivative in accordance with SFAS No. 133. The Company measures the estimated fair value of these derivative financial instruments as of each reporting date, and any increase or decrease in fair value of the derivative liabilities is recognized immediately in earnings as adjustments to interest expense.

The Company is exposed to fluctuations in interest rates, primarily attributable to borrowings under its senior credit and term facility (see Note 6). The Company actively monitors these fluctuations and from time to time may enter into derivative instruments to mitigate the variability of interest payments in accordance with its risk management strategy. The Company accounts for interest rate swap arrangements in accordance with SFAS No. 133. The accounting for changes in the fair values of such derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense. See Note 8 for further discussion.

Debt Issuance Costs and Debt Discount

The costs related to the issuance of debt are capitalized as other assets and amortized to interest expense using the effective interest rate method over the term of the related debt. The discounts recorded as reductions to the convertible subordinated notes are also amortized to interest expense over the contractual term of the notes.

Adoption of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurement.

In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company adopted the provisions of SFAS No. 157 in 2008 as they relate to certain other items, including those within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and financial and nonfinancial derivatives within the scope of SFAS No. 133. SFAS No. 157 requires, among other things, enhanced disclosures about investments that are measured and reported at fair value and establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The partial adoption of SFAS No. 157 in 2008 did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company’s financial assets are measured at fair value on a recurring basis. Financial liabilities measured at fair value on a recurring basis as of March 31, 2008 were as follows:

	Carrying Amount	Total Fair Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Liabilities:
Contingent interest derivative	$5,074	$5,074	$—	$5,074
Conversion option derivative	1	1	1	—
Interest rate swap	84,346	84,346	84,346	—

Total liabilities	$89,421	$89,421	$84,347	$5,074

In June 2007, the EITF issued Topic No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 requires the realized tax benefit for dividends paid on share-based payment awards expected to vest to be credited to the Company’s additional paid-in capital account. The application of EITF 06-11 shall be applied prospectively to income tax benefits of dividends declared on affected securities in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 on January 1, 2008 did not have a material impact on the Company’s consolidated financial condition and results of operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R will be effective for the Company beginning January 1, 2009 and will apply prospectively to any business combinations completed on or after that date. The Company expects that the adoption of SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact that the adoption of SFAS No. 160 will have on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.

2. ABC RADIO MERGER TRANSACTION

As discussed at Note 1, the Company completed the Merger on June 12, 2007. In connection with the Merger, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders. In accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the date to be utilized for financial accounting purposes to value the shares of the Company’s common stock issued as part of the Merger that were determined based on a formula and whose value could have varied based on the average closing price of the Company’s common stock is the date on which the average stock price dropped below the collar mechanism contained in the ABC Radio Merger Agreement prior to the closing date of June 12, 2007. For the purpose of determining the fair value of the 151,707,512 shares issued, the Company calculated the price of approximately $7.24 per share based on $9.70 (the average price two days before and two days after the date on which the Company’s stock price fell outside the collar range) less the Special Distribution of approximately $2.46 per share that was paid to the Company’s pre-merger stockholders of record on June 8, 2007. In consideration for the Merger, the Company assumed the ABC Radio Debt in the amount of $1.35 billion, and immediately refinanced the debt assumed subsequent to the closing of the Merger (see Note 6 for further discussion). The total consideration provided by the Company for the Merger of the fair value of the Company’s common stock, assumption of the ABC Radio Debt and direct transaction costs has been preliminarily allocated as outlined in the table below.

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

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, for the three months ended March 31, 2008, the Company incurred restructuring costs of $5.3 million for employee severance. Total restructuring charges through March 31, 2008 were $6.0 million, of which $2.2 million has been paid. As of March 31, 2008, $3.8 million remains accrued. The Company is involved in ongoing assessments of the potential restructuring changes, and this process will be finalized by the second quarter of 2008.

Other than estimating the fair value of FCC licenses, which was completed as of December 31, 2007, the final determination of the fair market value of the assets acquired and liabilities assumed and the final allocation of the purchase price consideration may differ significantly from the preliminary allocation. The preliminary allocation of the purchase price consideration is as follows:

In thousands, except per share amounts
Fair value of common stock issued:
Number of shares issued	151,707
Per share value	$7.2369

Total fair value of common stock issued	1,097,893
Value of converted equity awards	18,421
Direct transaction costs	26,287

Total purchase price consideration	1,142,601

Current assets	131,422
Property and equipment	59,027
FCC licenses	1,412,000
Other intangible assets	81,200
Other assets	5,243
Accounts payable, accrued liabilities and other liabilities	(50,312)
Deferred income tax liabilities	(544,630)
ABC Radio debt assumed	(1,350,000)
Other long-term liabilities	(14,933)

Fair value of liabilities assumed in excess of fair value of net assets acquired	$(270,983)

Goodwill	$1,413,584

In 2007, the Company recognized impairment charges related to intangible assets acquired in connection with the Merger, which is not reflected in the preliminary purchase price allocation above (See Note 3). Changes in the allocation of amounts to definite-lived intangible assets upon the finalization of the purchase price allocation could result in a significant change in the amount of amortization expense recognized relative to such intangible assets in future periods.

The following summarized unaudited pro forma results of operations for the three months ended March 31, 2007 assume that the Merger and any material station dispositions occurred as of January 1, 2007. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger and station dispositions occurred as of January 1, 2007.

Three Months Ended March 31, 2007
(in thousands, except per share amounts)
Net revenue	$213,110
Net loss	(2,370)
Basic and diluted net loss per common share	$(0.01)

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

SFAS No. 142 also requires the Company to test goodwill at its reporting units within its Radio Markets segment and Radio Network segment on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected on the balance sheet. The Company performs its annual impairment test as of October 1 in the fourth quarter of each year by (1) determining the reporting unit and (2) comparing the fair value of each reporting unit with the amount reflected on the balance sheet. If the fair value of any reporting unit is less than the amount reflected on the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform the second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet.

To determine fair value, the Company uses an income and/or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. If actual market conditions are less favorable than those projected by the industry or the Company or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses or goodwill below the carrying amounts of the respective reporting unit, the Company may be required to recognize impairment charges in future periods, which could have a material impact on its consolidated financial condition and results of operations.

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.8 billion were recorded as part of the preliminary purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill associated with the ABC Radio Business is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s stock price decline from the date of the Merger through December 31, 2007, the Company reviewed the estimated fair value of the assets acquired in connection with the Merger as of September 30, 2007, October 1, 2007 (the Company’s annual impairment testing date), and December 31, 2007. For the year ended December 31, 2007, the Company recognized a non-cash impairment charge, in part, of $1,115.2 million, which was comprised of $347.8 million in FCC license impairment relating to the ABC Radio stations and $767.4 million in goodwill impairment relating to the ABC Radio Business to reduce the carrying values to their estimated fair values.

As a result of the overall deterioration in the radio marketplace, the operating results of the Company’s other radio stations and the decline in the Company’s stock price discussed above and certain reporting units being more likely than not to be disposed, the Company conducted interim impairment tests for certain of its other reporting units during the quarters ended September 30, 2007 and December 31, 2007, in addition to its annual impairment test as of October 1, 2007. As a result, the Company recorded a non-cash impairment charge relating to its other radio stations of $476.3 million during the year ended December 31, 2007, which was comprised of $156.9 million and $319.4 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values.

If market conditions and operational performance of the Company’s reporting units were to continue to deteriorate and management had no expectation that the performance would improve within a reasonable period of time, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

As of March 31, 2008, the Company had ten stations that were required to be transferred into the Divestiture Trust upon the closing of the Merger. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

The changes in the carrying amounts of FCC licenses and goodwill for the three months ended March 31, 2008 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, January 1, 2008	$2,192,422	$948,920
FCC license signal upgrade	3,600
ABC Merger purchase price adjustments		12,036

Balance March 31, 2008	$2,196,022	$960,956

As discussed at Note 1, the Company completed the Merger on June 12, 2007. The Company is in the process of completing its final purchase price allocation, which will be finalized in the second quarter of 2008.

Definite-lived intangible assets

In connection with the Merger, the Company has preliminarily allocated $81.2 million to customer relationships that are being amortized in relation to the economic benefits of such asset over a total estimated useful life of approximately seven years (See Note 2). Approximately $5.0 million of amortization expense was recognized on the customer relationships intangible asset during the three months ended March 31, 2008. Other definite-lived intangible assets are included within other assets, net, in the accompanying consolidated condensed balance sheets. The amount of amortization expense for definite-lived intangible assets was $0.2 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

Other definite-lived intangible assets, excluding the customer relationships, are a component of other assets, net, in the accompanying consolidated condensed balance sheets, and the balances as of March 31, 2008 and December 31, 2007 were $2.2 million and $4.0 million, respectively.

The Company estimates the following amount of amortization expense over the next five years related to definite-lived intangible assets:

Amortization Expense
(in thousands)
2008	$20,593
2009	15,889
2010	12,081
2011	8,623
2012	6,199

$63,385

Intangible assets reflected in the accompanying consolidated condensed balance sheet as of March 31, 2008 reflect the allocation to ABC Radio FCC licenses acquired in the Merger, for which the fair value determination was complete as of December 31, 2007 and which are not subject to amortization, and a preliminary allocation to other ABC Radio intangible assets acquired, including goodwill, which is not subject to amortization, and customer-related intangible assets that are being amortized in relation to the economic benefits of such asset over a total estimated useful life of approximately seven years. The Company will finalize the determination of the fair market value of the assets acquired and liabilities assumed in the Merger and the allocation of the purchase price consideration in the second quarter of 2008. Pursuant to SFAS No. 141, other intangible assets shall be recognized if they (i) arise from contractual or other legal rights, regardless of whether those rights are transferable or separable from the ABC Radio Business or from other rights and obligations, or (ii) can be separated or divided from the ABC Radio Business and sold, transferred, licensed, rented, or exchanged, regardless of whether there is an intent to do so. In addition, other intangible assets that may be recognized include trademarks and trade names, customer-related intangible assets, such as backlog, and contract-based intangible assets, such as advertising contracts, affiliation agreements, lease agreements, or broadcast programming rights. The Company will determine the final allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed as of the closing date of the Merger. Since the other intangible assets discussed above are expected to have definite lives and would be subject to amortization, amortization expense recognized in periods subsequent to the closing of the Merger is expected to increase, which could have a material impact on the Company’s financial condition and results of operations after the Merger. The Company estimates that for every $100 million of definite-lived intangible assets that are acquired, amortization expense would increase by approximately $20 to $33 million annually, and net income would decrease by approximately $12 to $20 million annually, based on estimated useful lives of such intangibles of three to five years and the straight-line method of amortization. Every additional $100 million of definite-lived intangible assets with useful lives similar to the customer-related intangible assets discussed at Note 2 would be expected to increase amortization by approximately $29 million in the first twelve months after acquisition.

4. DISPOSITIONS

As discussed at Note 1, the Company completed the Merger on June 12, 2007. The FCC has determined that the Merger resulted in a substantial change in control (as defined under the FCC’s rules and policies), and as a result, the Company is required to divest ten stations that exceeded the applicable ownership limits, the carrying value of which is immaterial. The Company assigned these stations to the Divestiture Trust immediately upon the closing of the Merger.

During the quarter ended March 31, 2008, the Divestiture Trust entered into asset purchase agreements for the sale of two stations for a total purchase price of approximately $1.3 million. The Company expects the transactions to be completed during the second quarter of 2008.

5. OTHER LONG-TERM LIABILITIES

In the third quarter of 2004, the Company reached a settlement with its previous national representation firm and entered into a long-term agreement with a new representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with the previous representation firm and entered into a new long-term contract with the Company. In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm has agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. Although the Company’s termination of the pre-existing contract between ABC Radio and its national representation firm remains subject to bankruptcy court approval, it is expected that such approval shall be obtained and the agreement terminated as of March 2008. As such, the Company has recognized the estimated payments to the previous national representation firm of approximately $22.2 million as a non-cash charge related to contract obligations in the accompanying statement of operations for the quarter ended March 31, 2008, and the deferred amount related to this contract of approximately $27.2 million, which includes amounts owed to the Company under the contract, is included in other long-term liabilities in the accompanying consolidated condensed balance sheet as of March 31, 2008. This deferred amount, in addition to a previous remaining unamortized charge of approximately $11.7 million as of March 31, 2008, will be amortized over the life of the new contract, which expires on March 31, 2019.

During the three months ended March 31, 2008, the Company recorded a $13.0 million liability to reflect an acquired programming contract at its estimated fair market value with a corresponding adjustment to goodwill. The Company recorded the cumulative amortization of $4.6 million corresponding to the period from the acquisition date of June 12, 2007 to March 31, 2008 in the three months ended March 31, 2008 as an adjustment to revenues. The balance of the unfavorable contract liability will be amortized over the remaining life of the contract, which expires in December 2009. As of March 31, 2008, the remaining unamortized unfavorable contract liability is approximately $9.1 million. As discussed at Note 2, the Company has not finalized its purchase price allocation, and the final allocation may differ significantly from the preliminary allocation.

6. SENIOR DEBT

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

On June 12, 2007, the Company borrowed $600 million under the Tranche A Term Loans and $1,535 million under the Tranche B Term Loans and used the proceeds to repay the outstanding balance and accrued interest of approximately $402 million under the senior credit agreement that Citadel Broadcasting entered into in August 2004 that previously provided for $600 million in revolving loans through January 15, 2010 (the “Senior Credit Facility”) and the ABC Radio Debt plus accrued interest of approximately $1,352 million. In addition, the Company used borrowings under the Senior Credit and Term Facility to fund the Special Distribution of approximately $276.5 million paid to the Company’s pre-merger stockholders, as further discussed at Note 2, and the remaining proceeds were used to fund merger-related costs or retained by the Company for working capital purposes. The Senior Credit Facility was repaid in full in connection with the refinancing. In accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the Company wrote off $0.6 million of the $2.0 million in remaining debt issuance costs relating to the Senior Credit Facility during the quarter ended June 30, 2007 in connection with the modification of debt. The remaining costs are being amortized over the respective terms of the related components of the Senior Credit and Term Facility.

On March 13, 2008, the Senior Credit and Term Facility was amended to permit the Company to make voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts on up to three occasions for a period of 90 days after the date of the amendment in an aggregate amount of up to $200.0 million. The Company is not obligated to make any such prepayments, and the discount percentage for each prepayment is based on the amount below par at which the lenders are willing to permit the voluntary prepayment. The amendment also reduces the aggregate amount of the uncommitted incremental credit facilities under the Senior Credit and Term Facility from $750 million to $350 million. The Company has not borrowed from any of these incremental facilities to date. In March 2008, the Company paid down $29.0 million and $84.3 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of approximately $90.6 million plus accrued interest of approximately $0.7 million. The Company recognized a gain of approximately $21.4 million, net of transaction fees, in the first quarter of 2008 resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

In connection with the Senior Credit and Term Facility, the Company incurred approximately $35.4 million of debt issuance costs, including approximately $0.3 million incurred in connection with the amendment on March 13, 2008. For the three months ended March 31, 2008 and 2007, the amortization of these debt issuance costs was $1.3 million and $0.2 million, respectively. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Company wrote off approximately $1.5 million of debt issuance costs relating to the prepayment in March 2008. The remaining costs will be amortized over the respective terms of the related components of the Company’s Senior Credit and Term Facility.

Principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount as of March 31, 2008
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012	$22,500
September 30, 2012, December 31, 2012, March 31, 2013	$112,500
June 12, 2013	$83,456

Principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,393.2 million on June 12, 2014.

The required aggregate principal payments for Tranche A and Tranche B Term Loans as of March 31, 2008 are as follows:

Payment Amount
(in thousands)
2008	$—
2009	—
2010	37,675
2011	90,350
2012	285,350
Thereafter	1,608,331

$2,021,706

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

Below is a table that sets forth the rates and the amounts borrowed under the Company’s Senior Credit and Term Facility as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Tranche A Term Loans	$570,956	4.18 to 6.35%	$600,000	6.33 to 6.70%
Tranche B Term Loans	1,450,750	4.31 to 6.48%	1,535,000	6.46 to 6.83%

As of March 31, 2008, the Company had $198.6 million available in revolving loan commitments under the Senior Credit and Term Facility.

The Company’s operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

The Company’s Senior Credit and Term Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, prohibit fundamental changes and limit the Company’s ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, enter into sale and leaseback transactions, or make investments, loans and advancements. The Company’s Senior Credit and Term Facility also contains covenants related to the satisfaction of a consolidated maximum net leverage ratio, as more fully described therein, which is 8.5 to 1.0 through September 30, 2008, 7.75 to 1.0 through September 30, 2009, 7.25 to 1.0 through September 30, 2010, and 6.75 to 1.0 thereafter. The Company was in compliance with its non-financial covenants and financial covenant as of March 31, 2008.

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

The Company may redeem the convertible subordinated notes at any time prior to maturity if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holders. Holders may require the Company to repurchase all or part of their notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the convertible subordinated notes).

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19 and SFAS No. 133. This derivative financial instrument is measured using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings as adjustments to interest expense. The Company measured the fair value of the conversion option using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) 5% as the risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term, which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial condition and results of operations. The derivative liability had virtually no estimated fair value as of March 31, 2008 and December 31, 2007. There was essentially no change in the estimated fair value of the derivative financial instrument during the quarter ended March 31, 2008, and the Company recognized a gain for the estimated fair value of the derivative financial instrument liability in the amount of approximately $0.9 million for the three months ended March 31, 2007.

The Company has been involved in litigation with certain of the holders of the convertible subordinated notes regarding allegations of events of default having arisen from the ABC Radio Merger Agreement and from other agreements relating to the Merger and the actions contemplated therein.

As of March 31, 2008, the Company, the trustee under the indenture, and holders of a majority in principal amount of the outstanding Notes (the “Majority Noteholders”) had entered into a settlement agreement (the “Settlement Agreement”) to resolve the Company’s litigation relating to the indenture and the convertible subordinated notes.

The Settlement Agreement requires the Company to commence a $55.0 million pro rata cash tender for the convertible subordinated notes at a price of $900 per $1,000 principal amount of convertible subordinated notes and an exchange offer for the remaining convertible subordinated notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”) as soon as reasonably practicable, but not later (subject to certain exceptions) than the 60-day period that commenced on April 10, 2008. On May 7, 2008, the Company commenced the tender and exchange offer related to its convertible subordinated notes.

In addition to the $55.0 million discussed above, the Company can elect to redeem the Amended Notes at $900 per $1,000 principal amount of the Amended Notes through December 2008. The Amended Notes may be redeemed at the election of the Company at $950 per $1,000 principal amount of the Amended Notes from January 1, 2009 through June 30, 2009 and for the remainder of 2009 if the balance of the Amended Notes outstanding is equal to or less than $165.0 million as of July 1, 2009; otherwise, the Company may redeem the Amended Notes at par value.

To the extent the Company receives any net proceeds of asset sales during the year ending December 31, 2008, the Company would be required to apply (1) the first $99.0 million of such proceeds to redeem Amended Notes at $900 per $1,000 principal amount of the Amended Notes until the amount of Amended Notes outstanding is equal to or less than $165.0 million and (2) 50 percent of such net proceeds thereafter to redeem Amended Notes at a redemption price of $900 per $1,000 principal amount of the Amended Notes until the amount of Amended Notes outstanding is equal to or less than $82.5 million.

To the extent the Company receives any net proceeds of asset sales during the period from January 1, 2009 through December 31, 2009, the Company would be required to apply the net proceeds to redeem Amended Notes at $950 per $1,000 principal amount of the Amended Notes until the aggregate principal amount of the remaining outstanding Amended Notes is equal to or less than $82.5 million.

If as of January 1, 2010, the principal amount of remaining outstanding Amended Notes is greater than $82.5 million, then to the extent the Company receives any net proceeds of asset sales on or after January 1, 2010, the Company would be required to apply all such net proceeds to redeem Amended Notes at a redemption price equal to the principal amount of the Amended Notes redeemed until the aggregate principal amount of the remaining outstanding Amended Notes is equal to or less than $82.5 million.

The Amended Notes will have the following interest terms: (1) interest on the Amended Notes will initially be payable at an annual rate of 4%, on a basis that is effective retroactively from January 1, 2008; (2) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is greater than $165.0 million, then (i) the annual interest rate on the Amended Notes then outstanding would increase by 2% (i.e., to a rate of 6%) retroactively from January 1, 2008 and (ii) as of January 1, 2009, the annual rate on any Amended Notes outstanding would be changed to a rate that would make the holders of Amended Notes whole for any discount (i.e., make Amended Notes trade at par); and (3) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is less than or equal to $165.0 million, then (i) on January 1, 2009, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to 8%, which increase shall be effective through December 31, 2009 and (ii) on January 1, 2010, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to a rate that would make the holders of Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par).

The contingent interest rate adjustments included in the Amended Notes are required to be accounted for in accordance with SFAS No. 133. Accordingly, as of March 31, 2008, the Company estimated the value of the contingent interest derivative using a discounted cash flow analysis considering various redemption scenarios, which determine the stated interest rate to be incurred, compared to a minimum base rate of interest of 4.0%. As of March 31, 2008, this analysis resulted in a value of approximately $5.1 million. The corresponding discount is being amortized over the remaining contractual term of the Amended Notes.

For each of the quarters ended March 31, 2008 and 2007, the amortization of the discount on the convertible subordinated notes was $0.1 million.

See additional discussion of the litigation and resulting settlement at Note 15.

8. INTEREST RATE SWAP

In June 2007, the Company entered into an interest rate swap agreement. The agreement is an amortizing swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which the Company pays a fixed rate of 5.394% and receives a variable rate from the counterparty based on a three-month London Interbank Offered Rate (“LIBOR”), for which measurement and settlement is performed quarterly. This agreement is used to manage the Company’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates, and the Company has designated the swap as a cash flow hedge in accordance with SFAS No. 133. The counterparty to this interest rate swap agreement is a major financial institution, and the Company does not anticipate nonperformance by this counterparty. The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates as compared to the Company’s fixed rate applied to the hedged amount through the term of the agreement. Changes in the fair value of the interest rate swap that are effective are recorded in accumulated other comprehensive income (loss) within total stockholders’ equity on the accompanying consolidated condensed balance sheets. The ineffective portion of the swap during the three months ended March 31, 2008 was immaterial. As of March 31, 2008, the fair value of the swap is estimated to be a liability of approximately $84.3 million and is classified as noncurrent, and the change in fair value for the three months ended March 31, 2008 was $34.1 million.

9. STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of March 31, 2008, the Company had repurchased approximately 26.2 million shares of common stock for an aggregate amount of approximately $337.6 million under these repurchase programs. In addition, the Company has acquired approximately 0.8 million and 0.9 million shares of common stock for approximately $1.2 million and $8.6 million during the three months ended March 31, 2008 and 2007, respectively, through transactions related to the vesting of previously awarded nonvested shares of common stock or common stock units. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory withholding tax required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. However, as a result of the Tax Sharing and Indemnification Agreement and the Merger, the Company may only repurchase additional shares under very limited circumstances. As of March 31, 2008, net of shares held in treasury, the Company had 263,737,315 shares of common stock outstanding.

Dividends

There were no dividends paid during the three months ended March 31, 2008, and the Company paid dividends of $20.4 million during the prior year quarter.

10. COMPREHENSIVE (LOSS) INCOME

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

The following table sets forth the components of comprehensive (loss) income:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net (loss) income	$(8,273)	$6,762
Other comprehensive loss (net of tax provision of $13,490 for the three months ended March 31, 2008) comprised of derivative and hedging activities	(20,618)	—

Comprehensive (loss) income	$(28,891)	$6,762

11. STOCK-BASED COMPENSATION

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

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in stockholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool when the restrictions lapse or stock options are exercised or expire. As of March 31, 2008, the underlying fair value of equity awards since the date of grant has declined in value, and the Company does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the corresponding deferred tax asset, which may be material to the consolidated results of operations.

Long-Term Incentive Plans

Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan

Stock options are generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan (the “2002 Long-Term Incentive Plan”) with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment or service as a director or independent contractor. No options were granted during the three months ended March 31, 2008. The fair value of options granted during the three months ended March 31, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of approximately 5%; dividend yield of approximately 7%; expected life of approximately six years; and volatility of approximately 27%.

On March 16, 2006, the compensation committee of the Company’s board of directors approved (i) the modification of 1,250,000 shares of nonvested stock, originally granted on September 20, 2005 to a senior executive officer of the Company, to subject them to additional criteria based on the Company’s attainment of certain revenue-related performance objectives and to extend the applicable vesting dates, (ii) the issuance of 1,281,994 nonvested performance-vesting shares to certain of the Company’s senior executive officers, which are also subject to the Company’s attainment of certain revenue-related performance objectives and the continued employment of the individuals, and (iii) the cancellation of fully vested options to purchase 4,150,000 shares of common stock of the Company that had been granted to a senior executive officer of the Company in March 2002 at an exercise price of $3.50 per share and their replacement with 2,868,006 fully vested stock units with deferred distribution dates (the “Undelivered Shares”). The incremental pre-tax fair value of approximately $0.2 million, measured pursuant to SFAS No. 123R, attributed to the exchange of awards related to the Undelivered Shares was determined based on the market price of the underlying stock at the date of grant and was recognized as compensation cost immediately on the date of modification. The Company obtained stockholder approval for these items at the annual meeting of stockholders held on May 24, 2006. During the quarter ended March 31, 2008, the nonvested performance-vesting shares vested and the Undelivered Shares were distributed.

In December 2006, the compensation committee of the Company’s board of directors approved a payment to a senior executive officer of the Company for the tax differential between ordinary income and dividend income tax rates during the years ended December 31, 2006 and 2007 and for the year ending 2008, in respect of dividends and distributions, if any, the senior executive officer receives in respect of any nonvested portion of the performance-vesting shares granted as of March 16, 2006 and any Undelivered Shares that have not yet been distributed. At the Company’s discretion, such payments can be paid in cash or additional shares of common stock of the Company. The amount of this tax differential payment for 2006 was $0.8 million and was paid in shares of common stock of the Company during the first quarter of 2007. No payment was made during the three months ended March 31, 2008 as no dividends were paid by the Company with respect to its common stock.

As of March 31, 2008, unrecognized pre-tax compensation cost related to the nonvested performance-vesting shares was approximately $2.5 million, and will be expensed, if it is probable that the performance objectives are expected to be achieved, over a weighted average period of less than one year. Unrecognized pre-tax compensation cost related to nonvested time-vesting arrangements and nonvested stock options of the Company as of March 31, 2008 was $4.3 million, which is expected to be recognized over a weighted average period of approximately 1.2 years.

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

In accordance with SFAS No. 123R and related guidance, vested stock options or awards issued by an acquirer in exchange for outstanding awards held by employees of the acquiree, as well as the value of nonvested stock options or awards to the extent that the employee has provided service towards vesting, are considered to be part of the purchase price paid by the acquirer for the acquiree. Based on the application of the underlying guidance, the Company recognized additional purchase price consideration in the form of the aggregate fair value attributed to the conversion of the TWDC Options and TWDC RSUs of approximately $18.4 million.

Each Company option and restricted stock unit resulting from this conversion has substantially the same terms and conditions as the corresponding TWDC Option and TWDC RSU had in effect at the effective time of the Merger, including vesting and terms of exercise, except that references to TWDC have been changed to refer to the Company and the exercise price per share of each TWDC Option was converted to an equivalent exercise price per share of the Company’s common stock through the application of the option ratio as defined in the ABC Radio Merger Agreement. The fair value of options assumed was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of approximately 5%; dividend yield of approximately 5%; expected life of up to approximately five years, which was determined based on the remaining term of each converted grant; and volatility of approximately 27%.

As a result of the assumption of equity awards underlying the converted TWDC Options and TWDC RSUs, the Company recognized compensation expense of $1.3 million for the three months ended March 31, 2008. As of March 31, 2008, unrecognized compensation expense related to the nonvested portion of the converted TWDC Options and TWDC RSUs was approximately $11.2 million and is expected to be recognized over a weighted-average period of approximately two years.

Disclosures – All Plans

Total stock-based compensation expense recognized under SFAS No. 123R was $4.1 million on a pre-tax basis, or $(0.04), net of tax, per basic share for the three months ended March 31, 2008. The associated tax expense for the three months ended March 31, 2008 was $7.6 million. The expense for the three months ended March 31, 2008 includes an $8.3 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Total stock-based compensation expense for the three months ended March 31, 2007 was $5.3 million on a pre-tax basis, with an associated tax expense of $1.8 million, or $(0.06), net of tax, per basic share. The expense for the three months ended March 31, 2007 includes a $2.9 million non-cash write-down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards.

Total stock-based compensation expense for the three months ended March 31, 2008 and 2007 includes approximately $0.5 million and $0.5 million, respectively, related to dividends paid on nonvested shares of common stock that the Company estimates will not ultimately vest or did not ultimately vest.

As of March 31, 2008, the total number of shares of common stock that remain authorized, reserved, and available for issuance under all plans was approximately 14.4 million, not including shares underlying outstanding grants.

The following table summarizes stock option activity for the Company for the three months ended March 31, 2008:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding at January 1, 2008	13,212	$8.42
Granted	—	—
Exercised	—	—
Forfeited	(531)	6.37
Cancelled or modified	(126)	10.43

Outstanding at March 31, 2008	12,555	$8.48	4.8	$—

Vested or expected to vest at March 31, 2008	11,758	$8.69	4.7	$—

Exercisable at March 31, 2008	3,914	$8.85	4.5	$—

The weighted average grant-date fair value of options granted during the three months ended March 31, 2007 was $1.38. No options were granted during the same period in 2008 or exercised during the quarters ended March 31, 2008 or 2007.

Activity related to shares of nonvested stock is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Nonvested awards at January 1, 2008	1,972	$10.92
Granted	—	—
Awards vested	(818)	10.99
Forfeited	(202)	9.05

Nonvested awards at March 31, 2008	952	$11.26

Shares of Nonvested Common Stock Units
Nonvested awards at January 1, 2008	3,138	$5.90
Granted	—	—
Awards vested	(860)	5.90
Forfeited	(67)	5.90

Nonvested awards at March 31, 2008	2,211	$5.90

The total fair value of awards of nonvested shares of common stock or common stock units that vested during the three months ended March 31, 2008 and 2007 was $14.2 million and $12.8 million, respectively.

12. INCOME TAXES

For the three months ended March 31, 2008, the Company’s effective tax rate was 2,189%. This effective rate differs from the federal tax rate of 35% as the result of an $8.3 million non-cash write-down of the Company’s deferred tax asset for the excess of stock compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon the vesting of stock-based awards, state income tax expense, net of federal benefit, certain non-deductible compensation costs, and other non-deductible expenses.

For the three months ended March 31, 2007, the Company’s effective tax rate was 62.6%. This effective rate differs from the federal tax rate of 35% as the result of a $2.9 million non-cash write-down of the Company’s deferred tax asset for the excess of stock compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon the vesting of stock-based awards, certain non-deductible compensation costs, state taxes and other non-deductible expenses.

As a result of the Merger described at Note 1, the Company has had a greater than 50% change in control and therefore, Internal Revenue Code Section 382 (“Section 382”) limits the annual amount of net operating losses that can be utilized by the Company. The annual limitation is approximately $27.1 million plus any unrealized net built-in gains and, assuming no future ownership changes, the Company expects to fully utilize existing net operating loss carryforwards within the available carryforward periods. However, if a future change in control under Section 382 occurs, the Company’s net operating losses could incur additional limitations. The Company will continue to evaluate the deferred tax asset based on the operations of the Company and any ownership changes under Section 382 to determine whether a change in the valuation allowance will be required to reduce the deferred tax asset to the amount that is more likely than not to be realized.

13. NET (LOSS) INCOME PER SHARE

Net (loss) income per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net (loss) income per share. Basic net (loss) income per share excludes dilution and is computed for all periods presented by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. During the three months ended March 31, 2007, diluted net income per share was computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), (2) the effect of nonvested shares of common stock outstanding, and (3) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense, net of tax, incurred on the convertible subordinated notes. Anti-dilutive instruments were not considered in this calculation. For the three months ended March 31, 2008, the above dilutive equivalent shares were not included in the calculation of diluted net income per share as the effect would have been antidilutive due to the net loss reported.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the period that presents diluted earnings per share:

March 31, 2007
(in thousands, except per share data)
NUMERATOR:
Income available to common shareholders	$6,762
Effect of dilutive securities:
Convertible subordinated notes	939

Numerator for net income per common share - diluted	$7,701

DENOMINATOR:
Weighted average common shares	110,489
Effect of dilutive securities:
Options	5
Nonvested shares	749
Convertible subordinated notes	13,116

Denominator for net income per common share - diluted	124,359

Net income per common share:
Basic	$0.06

Diluted	$0.06

Potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 13.1 million shares of common stock of the Company, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2008 as the effect is antidilutive. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the three months ended March 31, 2008.

14. REPORTABLE SEGMENTS

With the closing of the Merger as discussed at Note 1, the Company now operates two reportable segments, Radio Markets and Radio Network, as there is discrete financial information available for each segment and the segment operating results are reviewed by the chief operating decision maker. The Radio Markets’ revenue is primarily derived from the sale of broadcasting time to local, regional and national advertisers. Revenues for the Radio Network are generated primarily through national advertising. The Company presents operating income adjusted to exclude depreciation and amortization, corporate general and administrative expenses, and other, net (“Segment OIBDA”), as the primary measure of profit and loss for its operating segments in accordance with SFAS No. 131. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances investors’ ability to understand the Company’s operating performance.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net revenues:
Radio Markets	$161,164	$92,920
Radio Network	46,425	—

Segment revenues	$207,589	$92,920

Intersegment revenues:
Radio Markets	$(1,775)	$—
Radio Network	—	—

Total intersegment revenues	$(1,775)	$—

Net revenues	$205,814	$92,920

Segment OIBDA:
Radio Markets, exclusive of non-cash charge related to contractual obligations	$54,020	$34,701
Radio Network	6,365	—
Non-cash charge related to contractual obligations	(22,245)	—
Corporate general and administrative	(10,748)	(10,218)
Depreciation and amortization	(9,787)	(2,804)
Other, net	15	3,895

Total operating income	17,620	25,574

Interest expense, net	37,110	7,474
Gain on extinguishment of debt	(21,400)	—
Write off of deferred financing costs upon extinguishment of debt	1,514	—

Income before income taxes	396	18,100

Income tax expense	8,669	11,338

Net (loss) income	$(8,273)	$6,762

Operating income:
Radio Markets, exclusive of non-cash charge related to contractual obligations	$44,788	$31,897
Radio Network	5,810	—
Non-cash charge related to contractual obligations	(22,245)
Corporate general and administrative	(10,748)	(10,218)
Other, net	15	3,895

Total operating income	$17,620	$25,574

Non-cash charge related to contractual obligations
Radio Markets	$22,245	$—
Radio Network	—	—

Total non-cash charge related to contractual obligations	$22,245	$—

Segment stock-based compensation expense:
Radio Markets	$920	$390
Radio Network	455	—

Total segment stock-based compensation expense	$1,375	$390

Segment depreciation and amortization:
Radio Markets	$9,232	$2,804
Radio Network	555	—

Total segment depreciation and amortization	$9,787	$2,804

The allocation of the purchase price of ABC Radio to assets acquired and liabilities assumed is based on a preliminary determination as of March 31, 2008, except for the allocation to ABC Radio FCC licenses acquired in the Merger, for which the fair value determination was completed as of December 31, 2007. Accordingly, corporate and other identifiable assets includes the $646.1 million of goodwill related to ABC Radio that has not yet been allocated to the operating segments and other assets held at the parent level. See Notes 2 and 3 for further discussion.

	March 31, 2008	December 31, 2007
	(in thousands)
Identifiable assets:
Radio Markets	$2,886,496	$3,021,744
Radio Network	93,558	90,823
Corporate and other	769,114	730,868

Total assets	$3,749,168	$3,843,435

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

The Company has incurred and may continue to incur significant costs and expenses in connection with the integration of the ABC Radio Business. See Note 2 for further discussion of estimated liabilities incurred in connection with the Merger.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of the Company’s 1.875% convertible subordinated notes due 2011 (the “Notes”) that purported to be a notice of default under the indenture governing the Notes. The letter alleges that events of default have arisen and continue to arise (i) from the ABC Radio Merger Agreement, (ii) from other agreements relating to the Merger and (iii) the actions contemplated therein (collectively, the “Transactions”). Specifically, the letter alleges that the Transactions will or do constitute a fundamental change under the indenture. On April 24, 2006, the Company received a second letter from the same attorney claiming that the Company failed to cure the alleged defaults during the more than 60 days that elapsed since the Company’s receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the Notes, and the accrued and unpaid interest thereon, due and payable immediately. On July 17, 2006, the Company filed a complaint against certain of the holders of Notes in the Supreme Court for the State of New York seeking a judgment declaring that the Transactions do not constitute a fundamental change for purposes of the indenture (the “Litigation”). On January 5, 2007, Wilmington Trust Company, the trustee under the indenture (the “Trustee”), filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the judge granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. Thereafter, discovery in this action was completed, and both parties filed motions for summary judgment with the Supreme Court for the State of New York, which were argued on November 8, 2007.

On February 12, 2008, the Company disclosed that the Company, the Trustee, and the Majority Noteholders had reached an agreement in principle that would, when and if final, result in the settlement and dismissal of the Company’s litigation relating to the Transactions, the indenture and the Notes. Thereafter, the parties entered into a Settlement Agreement, dated March 19, 2008, the material terms of which include, among others:

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

(2) the indenture would be amended to confirm that the Transactions did not result in a “fundamental change”; and

(3) the Company would commence a $55.0 million pro rata cash tender for the Notes at a price of $900 per $1,000 principal amount of Notes and an exchange offer for the remaining Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”) as soon as reasonably practicable, but not later (subject to certain exceptions) than 60 days after the later of (a) the signing of the Settlement Agreement, (b) the filing of the stipulation of discontinuance, (c) the receipt of consent of TWDC (described in more detail below), and (d) confirmation establishing the Majority Noteholders as holders of a majority of principal amount of the Notes. The Amended Notes would have the following interest terms: (1) interest on the Amended Notes would initially be payable at an annual rate of 4%, on a basis that is effective retroactively from January 1, 2008; (2) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is greater than $165.0 million, then (i) the annual interest rate on the Amended Notes then outstanding would increase by 2% (i.e., to a rate of 6%) retroactively from January 1, 2008 and (ii) as of January 1, 2009, the annual rate on any Amended Notes outstanding would be changed to a rate that would make the holders of Amended Notes whole for any discount (i.e., make Amended Notes trade at par); and (3) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is less than or equal to $165.0 million, then (i) on January 1, 2009, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to 8%, which increase shall be effective through December 31, 2009 and (ii) on January 1, 2010, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to a rate that would make the holders of Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par).

Under the Tax Sharing and Indemnification Agreement, dated June 12, 2007, by and among the Company, Alphabet Acquisition Corp., formerly known as ABC Radio Holdings, Inc., and TWDC, the Company is required to obtain the consent of TWDC prior to entering into the Settlement Agreement and the transactions contemplated by the Settlement Agreement, which consent was obtained on March 13, 2008. In addition, the Company received confirmation establishing the Noteholders as holders of a majority of the principal amount of the Notes, and the stipulation of discontinuance was filed with the Supreme Court for the State of New York dismissing the Litigation on April 10, 2008.

See Note 7 for further information regarding the Company’s subordinated convertible notes.

The Company is involved in certain other claims and lawsuits arising in the ordinary course of its business, including new matters which involve various aspects of the ABC Radio Business. The Company believes that such litigation and claims will be resolved without a material adverse impact on its results of operations, cash flows or financial condition.

16. SUBSEQUENT EVENTS

In April 2008, the Company paid down $29.0 million of the Tranche A Term Loans for a payment of approximately $24.1 million. The Company also paid down $5.0 million and $2.0 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $6.1 million in May 2008.

On May 7, 2008, the Company commenced the pro rata cash tender and exchange offer related to its 1.875% convertible subordinated notes due 2011.

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

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company owns and operates radio stations and holds Federal Communications Commission (“FCC”) licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment (“Radio Markets”) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. In addition to owning and operating radio stations, we also own and operate the ABC Radio Network (“Radio Network”), which produces and distributes a variety of news and news/talk radio programming and formats. The Radio Network is a leading radio network and syndicator with approximately 4,000 station affiliates and 8,500 program affiliations and is a separate reportable segment as defined by SFAS No. 131. Our top 25 markets accounted for approximately 75% of the Radio Markets segment revenue as reported for the three months ended March 31, 2008. The Radio Markets segment and the Radio Network segment contributed approximately 78% and approximately 22%, respectively, of our consolidated net revenues.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firms, which serve as our sales agents in these transactions. For the three months ended March 31, 2008, approximately 83% of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising, and approximately 17% was generated from the sale of national advertising. The major categories of our Radio Markets’ advertisers include automotive companies, restaurants, entertainment companies, medical companies, banks, fast food chains, and retail merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

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

Advertising can also be sold on a network basis, which allows advertisers to target commercial messages to a specific demographic audience nationally through the Radio Network business affiliates on a cost-efficient basis compared with placing individual spots across radio station markets. The Radio Network generates substantially all of its revenue from the sale of advertising time accumulated from its affiliate stations. In exchange for the right to broadcast Radio Network programming, its affiliates remit a portion of their advertising time, and in some cases, an additional fee, and may be paid a fee by the Radio Network. This affiliate advertising is then aggregated into packages focused on specific demographic groups and sold by the Radio Network to its advertiser clients who want to reach the listeners who comprise those demographic groups on a national basis. The Radio Network also generates advertising revenue by embedding a defined number of advertising units in its syndicated programs, which it sells to advertisers at premium prices. Since the Radio Network generally sells its advertising time on a national basis rather than station by station, the Radio Network generally does not compete for advertising dollars with the stations in the Radio Markets.

Both our Radio Markets and Radio Network compete for creative and performing on-air talent in a highly competitive industry with other radio stations, radio networks and other competing media. As such, while the Company tries to hire and maintain key on-air and programming personnel, we may not be successful in doing so. The Radio Network was notified that one of its key news talk on-air talent intends to terminate his agreement with the Company in June 2008. The Radio Network is currently involved in contract discussions with this key news-talk talent, but may be unable to retain such talent. However, the Company does not believe that the loss of any single on-air talent or program would be material to the Company’s overall business.

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

Components of Expenses

Our most significant expenses associated with the Radio Markets are (1) sales costs, (2) programming expenses, (3) advertising and promotional expenses and (4) administrative and technical expenses. Our most significant expenses associated with the Radio Network are (1) sales costs, (2) programming, production, and distribution costs (including broadcast rights fees), (3) affiliate compensation, and (4) administrative expenses. We strive to control these expenses by working closely with local management and to control general administrative costs by centralizing functions such as finance, accounting, legal, human resources and management information systems. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with vendors.

Depreciation and amortization of tangible and intangible assets associated with acquisitions and interest expense incurred from such acquisitions historically have been significant factors in determining our overall profitability. Intangible assets consist primarily of FCC broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Upon the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the Company ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized in relation to the economic benefits of such assets over their total estimated useful lives. The Company evaluates its goodwill and FCC licenses by reporting unit for possible impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired.

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

As more fully set forth in “Critical Accounting Policies” in Item 7 in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, FCC licenses and goodwill represent a substantial portion of our total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the Radio Markets and Radio Network.

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.8 billion, were recorded as part of the preliminary purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill associated with the ABC Radio Business is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s stock price decline from the date of the Merger through December 31, 2007, the Company reviewed the estimated fair value of the assets acquired in connection with the Merger as of September 30, 2007, October 1, 2007 (the Company’s annual impairment testing date), and December 31, 2007. For the year ended December 31, 2007, the Company recognized a non-cash impairment charge, in part, of $1,115.2 million, which is comprised of $347.8 million of FCC license impairment relating to the ABC Radio stations and $767.4 million of goodwill impairment relating to the ABC Radio business to reduce the carrying values to their estimated fair values.

As a result of the overall deterioration in the radio marketplace, the operating results of the Company’s other radio stations and the decline in the Company’s stock price discussed above and certain reporting units being more likely than not to be disposed, the Company conducted interim impairment tests for certain of its other reporting units during the quarters ended September 30, 2007 and December 31, 2007, in addition to its annual impairment test as of October 1, 2007. As a result, the Company recorded a non-cash impairment charge relating to its other radio stations of $476.3 million during the year ended December 31, 2007, which is comprised of $156.9 million and $319.4 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values.

If market conditions and operational performance of the Company’s reporting units were to continue to deteriorate and management had no expectation that the performance would improve within a reasonable period of time, or if facts and circumstances change that would, more likely than not, reduce the estimated fair value of the FCC licenses and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

As of March 31, 2008, the Company had ten stations that were required to be transferred into the Divestiture Trust upon the closing of the Merger. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated by us, or for which we provide sales and marketing services during the applicable periods, and of the Radio Network. The following discussion should be read in conjunction with the accompanying consolidated condensed financial statements and the related notes included in this report. As previously discussed, the Merger was completed on June 12, 2007, and accordingly, the Company’s consolidated balance sheet as of March 31, 2008 includes an allocation to FCC licenses, for which the fair value determination was completed as of December 31, 2007, and a preliminary allocation to the fair market value of the remaining assets acquired and liabilities assumed. The final allocations of the purchase price consideration may differ significantly from the preliminary allocation. Pro forma amounts for the quarters ended March 31, 2008 and 2007 have been adjusted for the results of ABC Radio, including any purchase price adjustments, and any significant station dispositions.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Revenue

	March 31, 2008	March 31, 2007	$ Change
	(Amounts in millions)
Net revenues:
Local	132.4	$77.5	$54.9
National	73.4	15.4	58.0

Net revenue	$205.8	$92.9	$112.9

Net revenues for the three months ended March 31, 2008 increased by approximately $112.9 million from approximately $92.9 million during the three months ended March 31, 2007 to approximately $205.8 million during the three months ended March 31, 2008. The increase in the 2008 quarter is due to the acquisition of ABC Radio on June 12, 2007. On a pro forma basis, net revenues were $202.8 million during the three months ended March 31, 2008 as compared to $213.1 million for the three months ended March 31, 2007, a decrease of $10.3 million, or 4.8%. Pro forma revenues have been adjusted for the results of ABC Radio as if it had been acquired at the beginning of 2007, including any purchase price adjustments, and any significant station dispositions. The decrease in revenues on a pro forma basis was a result of an $11.7 million decline in revenue from the Radio Markets. The decline in net revenues at the Radio Markets was primarily attributable to lower revenues in our New York, NY; Washington, D.C.; Atlanta, GA; Los Angeles, CA; Chicago, IL; Dallas, TX and San Francisco, CA radio stations. On a pro forma basis, Radio Market national revenues were down approximately 19.0% and local revenues were down approximately 3.7%. The decreased revenues are attributable to an overall decline in the total market revenues. Subsequent to March 31, 2008, Radio Markets revenues remain weak.

Stock-Based Compensation Expense

For the three months ended March 31, 2008, total stock-based compensation expense was $4.1 million on a pre-tax basis, with an associated tax expense of $7.6 million, or $(0.04), net of tax, per basic share. The related tax expense in the first quarter of 2008 includes an $8.3 million non-cash write-down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock awards.

For the three months ended March 31, 2007, total stock-based compensation expense was $5.3 million on a pre-tax basis, with an associated tax expense of $1.8 million, or $(0.06), net of tax, per basic share. The related tax expense in the first quarter of 2007 includes a $2.9 million non-cash write-down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards.

As of March 31, 2008, unrecognized pre-tax compensation cost related to the nonvested performance-vesting shares was approximately $2.8 million. Unrecognized pre-tax compensation cost related to nonvested time-vesting arrangements and nonvested stock options of the Company as of March 31, 2008 was $15.2 million.

Total stock-based compensation expense recognized for the three months ended March 31, 2008 and 2007 is as follows:

	March 31, 2008	March 31, 2007	$ Change
	(Amounts in millions)
Stock-based compensation expense:
Cost of revenues	$0.5	$0.1	$0.4
Selling, general and administrative	0.9	0.2	0.7
Corporate general and administrative	2.7	5.0	(2.3)

Total stock-based compensation expense:	$4.1	$5.3	$(1.2)

Cost of Revenues

	March 31, 2008	March 31, 2007	$ Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$86.9	$27.4	$59.5

Cost of revenues increased approximately $59.5 million from $27.4 million in the 2007 first quarter to $86.9 million for the three months ended March 31, 2008. The operations of ABC Radio contributed the majority of this increase in cost of revenues. On a pro forma basis, cost of revenues increased by approximately $1.6 million, or 1.9%, to approximately $86.9 million during the three months ended March 31, 2008 from $85.3 million for the three months ended March 31, 2007. This increase is primarily attributable to higher programming costs.

Selling, General and Administrative

	March 31, 2008	March 31, 2007	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$58.2	$30.5	$27.7

Selling, general and administrative expenses for the three months ended March 31, 2008 increased approximately $27.7 million to $58.2 million in the first quarter of 2008 from $30.5 million for the three months ended March 31, 2007. This increase was primarily attributed to the expenses incurred at ABC Radio during the three months ended March 31, 2008. On a pro forma basis, selling, general and administrative expenses decreased $2.9 million, or 4.7%, from $61.1 million for the three months ended March 31, 2007 to approximately $58.2 million during the three months ended March 31, 2008, primarily due to decreases in selling-related costs at the Radio Markets due to lower revenues, as well as reduced general and administrative costs at the Radio Network.

Corporate General and Administrative

	March 31, 2008	March 31, 2007	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$10.7	$10.2	$0.5

Corporate general and administrative expenses increased $0.5 million to $10.7 million for the three months ended March 31, 2008 from $10.2 million during the three months ended March 31, 2007. The increase in corporate general and administrative expense is the result of increased legal fees related to the convertible subordinated notes litigation (see further discussion below under the heading “Interest Expense, Net”), and costs incurred in connection with the integration of ABC Radio, including compensation costs and professional fees, partially offset by a decrease in non-cash stock-based compensation expense.

The Company expects that the amounts of corporate general and administrative expenses in future periods will be higher when compared to prior year periods preceding the Merger as a result of the increase in staffing and professional fees in connection with the Merger.

Depreciation and Amortization

	March 31, 2008	March 31, 2007	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$4.6	$2.7	$1.9
Amortization	5.2	0.1	5.1

Total depreciation and amortization	$9.8	$2.8	$7.0

Depreciation and amortization expense was $9.8 million for the three months ended March 31, 2008, an increase of $7.0 million compared to $2.8 million for the three months ended March 31, 2007. The increase in depreciation and amortization expense is primarily attributable to approximately $5.1 million in amortization of definite-lived intangible assets acquired by the Company in connection with the Merger. Exclusive of any significant station acquisitions or dispositions and any significant change in the purchase price allocation of ABC Radio, depreciation and amortization expense for the Company is expected to be approximately $40.0 million for the year ending December 31, 2008.

Non-Cash Charge Related to Contractual Obligations

In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm has agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. Although the Company’s termination of the pre-existing contract between ABC Radio and its national representation firm remains subject to bankruptcy court approval, it is expected that such approval shall be obtained and the agreement terminated as of March 2008. As such, the Company has recognized the estimated payment of approximately $22.2 million as a non-cash charge related to contract obligations in the first quarter of 2008, and the deferred amount related to this contract of approximately $27.2 million, which includes amounts owed to the Company under the contract, is included in other long-term liabilities in the accompanying consolidated condensed balance sheet as of March 31, 2008. This deferred amount, in addition to a previous remaining unamortized charge of approximately $11.7 million as of March 31, 2008, will be amortized over the life of the new contract, which expires on March 31, 2019.

Operating Income

	March 31, 2008	March 31, 2007	$ Change
	(Amounts in millions)
Operating income	$17.6	$25.6	$(8.0)

Operating income for the first quarter of 2008 was $17.6 million as compared to operating income of $25.6 million in the corresponding 2007 period, a decrease of $8.0 million. The decrease in operating income for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is primarily the result of a $22.2 million non-cash charge related to the Company’s termination of its previous national representation firm. The change in operating income was also impacted by an increase in depreciation and amortization of $7.0 million, offset by the operations of the ABC Radio Business acquired on June 12, 2007. The increases in depreciation and amortization are primarily attributable to the Merger.

Intangible assets presented in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007 reflect a preliminary allocation to ABC Radio assets acquired, including FCC licenses and goodwill, which are not subject to amortization, and customer-related intangible assets that are being amortized in relation to the economic benefits of such asset over a total estimated useful life of approximately seven years. The fair value estimate of FCC licenses acquired has been completed as of December 31, 2007, and the Company will finalize the determination of the fair market value of the remaining assets acquired and liabilities assumed and the allocation of the purchase price consideration by the second quarter of 2008. Pursuant to SFAS No. 141, other intangible assets shall be recognized if they (i) arise from contractual or other legal rights, regardless of whether those rights are transferable or separable from the ABC Radio Business or from other rights and obligations, or (ii) can be separated or divided from the ABC Radio Business and sold, transferred, licensed, rented, or exchanged, regardless of whether there is an intent to do so. In addition, other intangible assets that may be recognized include trademarks and trade names, customer-related intangible assets, such as backlog, and contract-based intangible assets, such as advertising contracts, affiliation agreements, lease agreements, or broadcast programming rights. The Company will determine the final allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed as of the closing date of the Merger. Since the other intangible assets discussed above are expected to have definite lives and would be subject to amortization, amortization expense recognized in periods subsequent to the closing of the Merger is expected to increase, which could have a material impact on the Company’s financial condition and results of operations after the Merger. The Company estimates that for every $100 million of definite-lived intangible assets that are acquired, amortization expense would increase by approximately $20 million to $33 million annually, and net income would decrease by approximately $12 million to $20 million annually, based on estimated useful lives of such intangibles of three to five years and the straight-line method of amortization. Every additional $100 million of definite-lived intangible assets with useful lives similar to the customer-related intangible assets discussed at Note 3 to the accompanying consolidated condensed financial statements would be expected to increase amortization by approximately $29 million in the first twelve months after acquisition.

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.8 billion, were recorded as part of the preliminary purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill associated with the ABC Radio Business is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s stock price decline from the date of the Merger through December 31, 2007, the Company reviewed the estimated fair value of the assets acquired in connection with the Merger as of September 30, 2007, October 1, 2007 (the Company’s annual impairment testing date), and December 31, 2007. For the year ended December 31, 2007, the Company recognized a non-cash impairment charge, in part, of $1,115.2 million, which is comprised of $347.8 million of FCC license impairment relating to the ABC Radio stations and $767.4 million of goodwill impairment relating to the ABC Radio business to reduce the carrying values to their estimated fair values.

As a result of the overall deterioration in the radio marketplace, the operating results of the Company’s other radio stations and the decline in the Company’s stock price discussed above and certain reporting units being more likely than not to be disposed, the Company conducted interim impairment tests for certain of its other reporting units during the quarters ended September 30, 2007 and December 31, 2007, in addition to its annual impairment test as of October 1, 2007. As a result, the Company recorded a non-cash impairment charge relating to its other radio stations of $476.3 million during the year ended December 31, 2007, which was comprised of $156.9 million and $319.4 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values.

If market conditions and operational performance of the Company’s reporting units were to continue to deteriorate and management had no expectation that the performance would improve within a reasonable period of time, or if facts and circumstances change that would, more likely than not, reduce the estimated fair value of the FCC licenses and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

As of March 31, 2008, the Company had ten stations that were required to be transferred into the Divestiture Trust upon the closing of the Merger. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

Interest Expense, Net

	March 31, 2008	March 31, 2007	$ Change
	(Amounts in millions)
Interest expense, net	$37.1	$7.5	$29.6

Interest expense increased to $37.1 million for the quarter ended March 31, 2008 from $7.5 million for the quarter ended March 31, 2007, an increase of $29.6 million. The increase in net interest expense was primarily the result of the interest incurred on the increased borrowings under the Company’s new senior credit and term loan facility entered into in connection with the Merger (the “Senior Credit and Term Facility” described more fully under “Senior Debt” below) and the payment of the Special Distribution as of the closing of the transaction. Interest expense is expected to continue to increase for the remainder of 2008 compared to expense incurred in 2007 prior to the Merger based on the significant increase in financing obtained in conjunction with the Merger.

As discussed in Part II Item 1. “Legal Proceedings” below, we have reached a settlement with respect to litigation involving our convertible subordinated notes whereby we are expected to redeem $55.0 million of such notes that are tendered and not withdrawn. The remaining convertible subordinated notes that are tendered into the exchange offer will be exchanged for other notes with amended terms that contain contingent interest features, which could cause interest expense incurred to vary in future periods depending on the outstanding balance of the notes. We would expect that interest expense may not be comparable in future periods compared to prior periods because it will increase due to higher interest rates incurred on the debt, offset by reductions in the overall balance of the convertible subordinated notes.

The Company has derivative financial instruments recorded in accordance with SFAS No. 133. At each reporting date, the Company measures the estimated fair value of these instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings. Changes in the estimated value of the derivative liabilities could impact interest expense in future periods. In addition, see the discussion below under the heading “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs” for future impacts on interest expense for the Company.

Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs

On March 13, 2008, the Senior Credit and Term Facility was amended to permit the Company to make voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts on up to three occasions for a period of 90 days after the date of the amendment in an aggregate amount of up to $200.0 million. The Company is not obligated to make any such prepayments, and the discount percentage for each prepayment is based on the amount below par at which the lenders are willing to permit the voluntary prepayment. In March 2008, the Company paid down $29.0 million and $84.3 million of the Tranche A Term Loans and Tranche B Terms Loans, respectively, for an aggregate payment of approximately $90.6 million plus accrued interest of approximately $0.7 million. The Company recognized a gain of approximately $21.4 million, net of transaction fees, in the first quarter of 2008 resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

In connection with the Senior Credit and Term Facility, the Company incurred approximately $35.4 million of debt issuance costs. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Company wrote off approximately $1.5 million of debt issuance costs relating to the prepayment in March 2008. The remaining costs will be amortized over the respective terms of the related components of the Company’s Senior Credit and Term Facility.

In April 2008, the Company paid down $29.0 million of the Tranche A Term Loans for a payment of approximately $24.1 million. The Company also paid down $5.0 million and $2.0 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, in May 2008. These prepayments will result in a gain on extinguishment of debt and additional write off of deferred loan fees in the second quarter of 2008. The reductions in the Senior Credit and Term Facility should reduce future quarterly interest expense, assuming interest rates remain constant.

Income Tax Expense

	March 31, 2008	March 31, 2007	$ Change
	(Amounts in millions)
Income tax expense	$8.7	$11.3	$(2.6)

For the three months ended March 31, 2008, the Company’s effective tax rate was 2,189%. This effective rate differs from the federal tax rate of 35% as the result of an $8.3 million non-cash write-down of the Company’s deferred tax asset for the excess of stock compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon the vesting of stock-based awards, state income tax expense, net of federal benefit, certain non-deductible compensation costs, and other non-deductible expenses.

For the three months ended March 31, 2007, the Company’s effective tax rate was 62.6%. This effective rate differs from the federal tax rate of 35% as the result of a $2.9 million non-cash write-down of the Company’s deferred tax asset for the excess of stock compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon the vesting of stock-based awards, certain non-deductible compensation costs, state taxes and other non-deductible expenses.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised or expire. As of March 31, 2008, the underlying fair value of equity awards since the date of grant has declined in value and the Company does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire in future periods, the Company may be required to immediately recognize additional non-cash write downs of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the stock-based compensation cost previously recognized in the financial statements to the amount that is realized.

As a result of the Merger, the Company has had a greater than 50% change in control and therefore Internal Revenue Code Section 382 (“Section 382”) limits the annual amount of net operating losses that can be utilized by the Company. The annual limitation is approximately $27.1 million plus any unrealized net built-in gains and, assuming no future ownership changes, the Company expects to fully utilize existing net operating loss carryforwards within the available carryforward periods. However, if a future change in control under Section 382 occurs, the Company’s net operating losses could incur additional limitations. The Company will continue to evaluate the deferred tax asset based on the operations of the Company and any ownership changes under Section 382 to determine whether a change in the valuation allowance will be required to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Net (Loss) Income

Net loss was $8.3 million, or $(0.03) per basic share, for the three months ended March 31, 2008 compared to net income of $6.8 million, or $0.06 per basic share, for the three months ended March 31, 2007 as a result of the factors described above. Included in net loss for the three months ended March 31, 2008 was a $13.6 million non-cash charge related to contract obligations, net of tax, or $(0.05) per basic share, a $12.1 million gain on the extinguishment of debt less write off of deferred financing costs, net of tax, or $0.05 per basic share and $11.7 million of stock based compensation expense, net of tax, or $(0.04) per basic share. Included in net income for the quarter ended March 31, 2007 was $7.1 million of stock-based compensation expense, net of tax, or $(0.06) per basic share and gain on sale of certain assets of $2.4 million, net of tax, or $0.02 per basic share.

Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares. For the quarter ended March 31, 2007, the diluted shares outstanding includes approximately 5,000 and 0.7 million shares representing the impact of outstanding stock options and nonvested shares, respectively, as well as the effect of the convertible subordinated notes of 13.1 million shares, as the effects were dilutive.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 8 to the consolidated condensed financial statements, the convertible subordinated notes contain contingent interest rate features to be accounted for as a derivative in accordance with SFAS No. 133. At each subsequent reporting date, the Company measures the estimated fair value of these derivative financial instruments, and any increase or decrease in the estimated fair value of each derivative liability is recognized immediately in earnings. The underlying valuation assumptions used to measure the estimated fair value of derivative financial instrument liabilities are susceptible to changes in estimates. These changes in estimates may result in a significant fluctuation in the fair value of the derivative financial instrument liabilities and may give rise to a significant fluctuation in net income.

Segment Results of Operations

The Company presents segment operating income before depreciation and amortization (“Segment OIBDA”), which is a non-GAAP measure, as a primary measure of profit and loss for its operating segments in accordance with SFAS No. 131. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances investors’ ability to understand the Company’s operating performance. The reconciliation of Segment OIBDA to the Company’s consolidated results of operations is presented at Note 14 to the consolidated condensed financial statements.

The following tables present the Company’s revenues, Segment OIBDA, segment operating income, depreciation and amortization, non-cash charge related to contractual obligations and stock-based compensation expense by segment, for the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008	2007
	(Amounts in millions)
Net revenues:
Radio Markets	$161.2	$92.9
Radio Network	46.4	—

Segment revenues	$207.6	$92.9

Intersegment revenues:
Radio Markets	$(1.8)	$—
Radio Network	—	—

Total intersegment revenues	$(1.8)	$—

Net revenues	$205.8	$92.9

Segment OIBDA:
Radio Markets, exclusive of non-cash charge related to contractual obligations	$54.0	$34.7
Radio Network	6.4	—
Non-cash charge related to contractual obligations	(22.2)	—
Corporate general and administrative	(10.8)	(10.2)
Depreciation and amortization	(9.8)	(2.8)
Other, net	—	3.9

Total operating income	$17.6	$25.6

Operating income:
Radio Markets, exclusive of non-cash charge related to contractual obligations	$44.8	$31.9
Radio Network	5.8	—
Non-cash charge related to contractual obligations	(22.2)	—
Corporate general and administrative	(10.8)	(10.2)
Other, net	—	3.9

Total operating income	$17.6	$25.6

Non-cash charge related to contractual obligations
Radio Markets	$22.2	$—
Radio Network	—	—

Total non-cash charge related to contractual obligations	$22.2	$—

Segment stock-based compensation expense:
Radio Markets	$0.9	$0.4
Radio Network	0.5	—

Total segment stock-based compensation expense	$1.4	$0.4

Segment depreciation and amortization:
Radio Markets	$9.2	$2.8
Radio Network	0.6	—

Total segment depreciation and amortization	$9.8	$2.8

Other than estimating the fair value of FCC licenses, which was completed as of December 31, 2007, the purchase price allocation of ABC Radio is preliminary, and the remaining acquired assets and liabilities assumed have not yet been allocated to their respective operating segments.

Radio Markets

	Three Months Ended March 31,
	2008	2007
	(Amounts in millions)
Radio Markets—as reported
Net revenues	$161.2	$92.9

Segment OIBDA, exclusive of non-cash charge related to contractual obligations shown separately below	$54.0	$34.7
Non-cash charge related to contractual obligations	(22.2)	—
Depreciation and amortization	(9.2)	(2.8)

Operating income	$22.6	$31.9

Radio Markets—pro forma
Net revenues	$161.2	$172.9

Segment OIBDA, exclusive of non-cash charge related to contractual obligations shown separately below	$54.1	$66.0
Non-cash charge related to contractual obligations	(22.2)	—

Segment OIBDA	$31.9	$66.0

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

On an as reported basis, Radio Markets revenue increased $68.3 million to $161.2 million for the quarter ended March 31, 2008 from $92.9 million for the quarter ended March 31, 2007. The increase in revenue was the result of the Merger on June 12, 2007. On a pro forma basis, Radio Markets revenue decreased $11.7 million, or 6.8%, from $172.9 million in the quarter ended March 31, 2007 as compared to $161.2 million for the quarter ended March 31, 2008. The decline in net revenues at the Radio Markets was primarily attributable to lower revenues in our New York, NY; Washington, D.C.; Atlanta, GA; Los Angeles, CA; Chicago, IL; Dallas, TX and San Francisco, CA radio stations. On a pro forma basis, Radio Market national revenues were down approximately 19.0% and local revenues were down approximately 3.7%. The decreased revenues were attributable to an overall decline in the total market revenues. Subsequent to March 31, 2008, Radio Markets revenues remain weak.

On an as reported basis, Segment OIBDA was $31.8 million for the quarter ended March 31, 2008 as compared to $34.7 million for same period in 2007. The decrease in Segment OIBDA for the three months ended March 31, 2008 was primarily the result of a $22.2 million non-cash charge related to the Company’s termination of the pre-existing contract obligations between ABC Radio and its national representation firm and engagement of the Company’s existing national representation firm for all of the Company’s radio markets, partially offset by the operations of the ABC Radio stations acquired on June 12, 2007.

On a pro forma basis, Segment OIBDA was $31.9 million for the quarter ended March 31, 2008 as compared to $66.0 million for same period in 2007. The decrease in Segment OIBDA for the three months ended March 31, 2008 was primarily attributable to the decrease in Radio Markets net revenues and the non-cash charge related to contract obligations discussed above.

The increase in depreciation and amortization in the first quarter of 2008 as compared to the first quarter in 2007 is primarily due to the Merger. For additional information regarding depreciation and amortization, see Note 3 to the consolidated condensed financial statements.

Radio Network

	Three Months Ended March 31,
	2008	2007
	(Amounts in millions)
Radio Network—as reported
Net revenues	$46.4	$—

Segment OIBDA	$6.4	$—
Depreciation and amortization	(0.6)	—

Operating income	$5.8	$—

Radio Network—pro forma
Net revenues	$43.3	$42.0

Segment OIBDA	$3.3	$0.4

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

On an as reported basis, the segment information detailed above includes the operations of the Radio Network as the Radio Network was acquired as part of the Merger. The Company has no prior year period revenue or operating income for comparison purposes on an as reported basis as the Company has previously reported its operations as one segment, Radio Markets.

On a pro forma basis, Radio Network net revenue increased $1.3 million, or 3.1%, from $42.0 million for the three months ended March 31, 2007 to $43.3 million for the three months ended March 31, 2008. The revenue increase was primarily due to higher revenues related to the Radio Network’s sales representation agreement with ESPN Radio and increased revenues from its Hispanic products. On a pro forma basis, Segment OIBDA also increased approximately $2.9 million to $3.3 million for the three months ended March 31, 2008 from $0.4 million for the same period in 2007. The increase in Segment OIBDA is primarily associated with the increased revenues and a reduction in stock-based compensation expense and general and administrative costs.

The increase in depreciation and amortization in the first quarter of 2008 as compared to the first quarter in 2007 is primarily due to the Merger. For additional information regarding depreciation and amortization, see Note 3 to the consolidated condensed financial statements.

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

As a result of the Merger, we have substantial indebtedness that may limit our ability to grow, compete, and obtain additional financing in the credit and capital markets. As of March 31, 2008, we had a total indebtedness of approximately $2.4 billion. This indebtedness is substantial in amount and could have a material impact on us. For example, these obligations could: (i) require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of cash flow for other purposes, including funding future expansion and ongoing capital expenditures; (ii) impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes; (iii) limit our ability to compete, expand and make capital improvements; (iv) increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and (v) limit or prohibit our ability to pay dividends and make other distributions.

Operating Activities

	March 31, 2008	March 31, 2007	$ Change
	(Amounts in millions)
Net cash provided by operating activities	$23.7	$24.8	$(1.1)

Net cash provided by operating activities was $23.7 million for the three months ended March 31, 2008 as compared to $24.8 million for the three months ended March 31, 2007. The decrease of approximately $1.1 million is primarily the result of the operations of the ABC Radio Markets and the Radio Network, offset by an increase in cash interest payments.

Investing Activities

	March 31, 2008	March 31, 2007	$ Change
	(Amounts in millions)
Net cash (used in) provided by investing activities	$(2.2)	$1.6	$(3.8)

Net cash used in investing activities for the three months ended March 31, 2008 of $2.2 million consists primarily of capital expenditures made during the quarter. Net cash provided by investing activities for the three months ended March 31, 2007 of $1.6 million consists primarily of $7.4 million in cash proceeds from the sale of certain assets, offset by cash paid to acquire stations and other assets of approximately $5.8 million.

Financing Activities

	March 31, 2008	March 31, 2007	$ Change
	(Amounts in millions)
Net cash used in financing activities	$(93.3)	$(26.9)	$(66.4)

Net cash used in financing activities was $93.3 million for the three months ended March 31, 2008, compared to $26.9 million during the three months ended March 31, 2007. The increase in cash used in financing activities included $91.8 million in prepayments of the Company’s Senior Credit and Term Facility related to the early extinguishment of debt, including associated fees.

During the three months ended March 31, 2007, Citadel Broadcasting Company increased its net borrowings under its senior credit facility by approximately $11.0 million, to partially fund approximately $17.5 million of repurchases of outstanding common stock of the Company for the three months ended March 31, 2007.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. During the three months ended March 31, 2007, we entered into agreements to repurchase approximately 0.9 million shares of our common stock for an aggregate amount of approximately $9.1 million. Cash paid for repurchases settled in the three-month period ended March 31, 2007 was approximately $8.9 million. In addition, we acquired approximately 0.8 million shares and 0.9 million shares of common stock for approximately $1.2 million and $8.6 million during the first quarter of 2008 and 2007, respectively, through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory withholding tax required by the relevant tax authorities. Additionally, we paid dividends to holders of our common stock during the first three months of 2007 of approximately $20.4 million. No dividends were paid in the first quarter of 2008.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes, capital expenditures, and acquisitions of additional radio stations. Our capital expenditures totaled $2.2 million during the three months ended March 31, 2008, as compared to $2.1 million during the three months ended March 31, 2007. For the year ending December 31, 2008, the Company estimates that capital expenditures necessary for our existing facilities will be approximately $15.0 million to $20.0 million. We believe that cash flows from our Radio Markets and our Radio Network operating activities, together with availability under our new credit and term facility described below, should be sufficient for us to fund our current operations for at least the next 12 months.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions, dividends, or any of our other contractual or commercial commitments, we intend to seek additional funding in the credit markets, and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

The Separation Agreement contains a post-closing deferred purchase price adjustment (“Working Capital Adjustment”) that is payable to TWDC once the parties have agreed on the amount. As of March 31, 2008, the Company estimates the amount payable under the Working Capital Adjustment will be between $15.0 million and $22.0 million, including accrued interest, and expects payment to be made prior to the third quarter of 2008.

With the completion of the Merger, we intend to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest some of our stations. We are required to divest ten stations that exceed the applicable ownership limits. Depending on market conditions, we would expect to generate between $75 million and $175 million in gross sale proceeds over the next 12 to 24 months, which includes certain stations that are required to be divested as a result of the Merger and certain markets contemplated for sale.

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, for the three months ended March 31, 2008, the Company incurred restructuring costs of $5.3 million for employee severance. Total restructuring charges through March 31, 2008 were $6.0 million, of which $2.2 million has been paid. As of March 31, 2008, $3.8 million remains accrued. The Company is involved in ongoing assessments of the potential restructuring changes, and this process will be finalized in the second quarter of 2008. Changes in the allocation of amounts to definite-lived intangible assets could result in a significant change in the amount of amortization expense recognized relative to such intangible assets in future periods.

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

On March 13, 2008, the Senior Credit and Term Facility was amended to permit the Company to make voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts on up to three occasions for a period of 90 days after the date of the amendment in an aggregate amount of up to $200.0 million. The Company is not obligated to make any such prepayments, and the discount percentage for each prepayment is based on the amount below par at which the lenders are willing to permit the voluntary prepayment. The amendment also reduces the aggregate amount of the uncommitted incremental credit facilities under the Senior Credit and Term Facility from $750 million to $350 million. The Company has not borrowed from any of these incremental facilities to date. In March 2008, the Company paid down $29.0 million and $84.3 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of approximately $90.6 million plus accrued interest of approximately $0.7 million.

As of March 31, 2008, our Senior Credit and Term Facility consisted of the following:

Availability. The amount available of revolving loans under the Senior Credit and Term Facility at March 31, 2008 was $198.6 million.

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

Maturity and Amortization. Principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount as of March 31, 2008
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011 December 31, 2011, March 31, 2012, June 30, 2012	$22,500
September 30, 2012, December 31, 2012, March 31, 2013	$112,500
June 12, 2013	$83,456

Principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,393.2 million on June 12, 2014.

The revolving loans under the Senior Credit and Term Facility are due in full on June 12, 2013.

Security and Guarantees. Our operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

Covenants. Our Senior Credit and Term Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, prohibit fundamental changes and limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, enter into sale and leaseback transactions, or make investments, loans and advancements. Our Senior Credit and Term Facility also contains covenants related to the satisfaction of a consolidated maximum net leverage ratio, as more fully described therein, which is 8.5 to 1.0 through September 30, 2008. We were in compliance with our financial covenants as of March 31, 2008.

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

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19 and SFAS No. 133. This derivative financial instrument is measured using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the conversion option using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) 5% as the risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term, which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial condition and results of operations. The derivative liability had virtually no estimated fair value as of March 31, 2008 and December 31, 2007.

The Company has been involved in litigation with certain of the holders of the convertible subordinated notes regarding allegations of events of default having arisen from the ABC Radio Merger Agreement and from other agreements relating to the Merger and the actions contemplated therein.

As of March 31, 2008, the Company, the trustee under the indenture, and holders of a majority in principal amount of the outstanding Notes (the “Majority Noteholders”) had entered into a settlement agreement (the “Settlement Agreement”) to resolve the Company’s litigation relating to the indenture and the convertible subordinated notes.

The Settlement Agreement requires the Company to commence a $55.0 million pro rata cash tender for the convertible subordinated notes at a price of $900 per $1,000 principal amount of convertible subordinated notes and an exchange offer for the remaining convertible subordinated notes that are tendered into the exchange offer for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”) as soon as reasonably practicable, but not later (subject to certain exceptions) than the 60-day period that commenced on April 10, 2008. On May 7, 2008, the Company commenced the tender and exchange offer related to its convertible subordinated notes.

In addition to the $55.0 million discussed above, the Company can elect to redeem the Amended Notes at $900 per $1,000 principal amount of the Amended Notes through December 2008. The Amended Notes may be redeemed at the election of the Company at $950 per $1,000 principal amount of the Amended Notes from January 1, 2009 through June 30, 2009 and for the remainder of 2009 if the balance of the Amended Notes outstanding is equal to or less than $165.0 million as of July 1, 2009; otherwise, the Company may redeem the Amended Notes at par value.

To the extent the Company receives any net proceeds of asset sales during the year ending December 31, 2008, the Company would be required to apply (1) the first $99.0 million of such proceeds to redeem Amended Notes at $900 per $1,000 principal amount of the Amended Notes until the amount of Amended Notes outstanding is equal to or less than $165.0 million and (2) 50 percent of such net proceeds thereafter to redeem Amended Notes at a redemption price of $900 per $1,000 principal amount of the Amended Notes until the amount of Amended Notes outstanding is equal to or less than $82.5 million.

To the extent the Company receives any net proceeds of asset sales during the period from January 1, 2009 through December 31, 2009, the Company would be required to apply the net proceeds to redeem Amended Notes at $950 per $1,000 principal amount of the Amended Notes until the aggregate principal amount of the remaining outstanding Amended Notes is equal to or less than $82.5 million.

If as of January 1, 2010, the principal amount of remaining outstanding Amended Notes is greater than $82.5 million, then to the extent the Company receives any net proceeds of asset sales on or after January 1, 2010, the Company would be required to apply all such net proceeds to redeem Amended Notes at a redemption price equal to the principal amount of the Amended Notes redeemed until the aggregate principal amount of the remaining outstanding Amended Notes is equal to or less than $82.5 million.

The Amended Notes will have the following interest terms: (1) interest on the Amended Notes will initially be payable at an annual rate of 4%, on a basis that is effective retroactively from January 1, 2008; (2) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is greater than $165.0 million, then (i) the annual interest rate on the Amended Notes then outstanding would increase by 2% (i.e., to a rate of 6%) retroactively from January 1, 2008 and (ii) as of January 1, 2009, the annual rate on any Amended Notes outstanding would be changed to a rate that would make the holders of Amended Notes whole for any discount (i.e., make Amended Notes trade at par); and (3) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is less than or equal to $165.0 million, then (i) on January 1, 2009, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to 8%, which increase shall be effective through December 31, 2009 and (ii) on January 1, 2010, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to a rate that would make the holders of Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par).

For more information relating to this matter, see a summary of the material terms of the Settlement Agreement that was included in Item 8.01 of the Company’s Current Report on Form 8-K, which was filed on February 12, 2008 with the SEC and is incorporated herein by reference. That summary is qualified in its entirety by reference to the complete text of the Settlement Agreement, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K which was filed with the SEC on March 25, 2008 and is incorporated herein by reference. Lastly, additional information relating to the pro rata cash tender and exchange offer was included in Item 8.01 of the Company’s Current Report on Form 8-K, which was filed on April 16, 2008 with the SEC and is incorporated herein by reference.

The contingent interest rate adjustments included in the Amended Notes are required to be accounted for in accordance with SFAS No. 133. Accordingly, as of March 31, 2008, the Company valued the derivative based on the contingent interest features, which could cause interest to vary in future periods depending on the outstanding balance of Amended Notes, the Company calculated an estimated discount on the Amended Notes compared to a minimum base rate of interest of 4.0% in the year of the tender and exchange offer and considering various redemption scenarios yielding a value of approximately $5.1 million with the corresponding discount being amortized over the remaining contractual term of the Amended Notes.

Adoption of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurement.

In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company adopted the provisions of SFAS No. 157 in 2008 as they relate to certain other items, including those within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and financial and nonfinancial derivatives within the scope of SFAS No. 133. SFAS No. 157 requires, among other things, enhanced disclosures about investments that are measured and reported at fair value and establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The partial adoption of SFAS No. 157 in 2008 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2007, the EITF issued Topic No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 requires the realized tax benefit for dividends paid on share-based payment awards expected to vest to be credited to the Company’s additional paid-in capital account. The application of EITF 06-11 shall be applied prospectively to income tax benefits of dividends declared on affected securities in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 on January 1, 2008 did not have a material impact on the Company’s consolidated financial condition and results of operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R will be effective for the Company beginning January 1, 2009 and will apply prospectively to any business combinations completed on or after that date. The Company expects that the adoption of SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions that the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact that the adoption of SFAS 160 will have on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.

Critical Accounting Policies

The preparation of the our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates and assumptions, as more fully disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, relate in particular to the determination of the fair market value of assets acquired and liabilities assumed and the allocation of purchase price consideration; the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values (see also Note 3 to the consolidated condensed financial statements); the analysis of the measurement of deferred tax assets; the identification and quantification of income tax liabilities as a result of uncertain tax positions; the determination of the appropriate service period underlying equity awards and the evaluation of historical performance compared to the terms of the performance objectives contained in performance-vesting awards; the accounting treatment of interest rate hedging activities; the valuation of the contingent interest rate derivative related to our convertible subordinated notes; and the determination of the allowance for estimated uncollectible accounts and notes receivable. We also use assumptions when determining the value of certain fully vested stock units and when employing the Black-Scholes valuation model to estimate the fair value of stock options and the fair value of the derivative convertible subordinated note instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable judgments. Actual results could differ significantly from these estimates under different assumptions and conditions. There have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2007.

Contractual and Commercial Commitments

In connection with the Merger in June 2007, we entered into a Senior Credit and Term Agreement that provides for $200.0 million in revolving loans through June 2013, $600.0 million term loans maturing in June 2013, and $1,535.0 million term loans maturing in June 2014. On March 13, 2008, the Senior Credit and Term Facility was amended to permit us to make voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts on up to three occasions for a period of 90 days after the date of the amendment in an aggregate amount of up to $200.0 million. We are not obligated to make any such prepayments, and the discount percentage for each prepayment is based on the amount below par at which the lenders are willing to permit the voluntary prepayment. The amendment also reduces the aggregate amount of the uncommitted incremental credit facilities under the Senior Credit and Term Facility from $750 million to $350 million; we have not drawn any of these incremental facilities to date. In March 2008, we paid down $29.0 million and $84.3 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of approximately $90.6 million plus accrued interest of approximately $0.7 million. As of March 31, 2008, we had not borrowed under the revolving portion of the Senior Credit and Term Facility.

We also had $330.0 million outstanding under our convertible subordinated notes, the terms of which were modified pursuant to a settlement agreement as discussed more fully above under the heading “Subordinated Debt and Convertible Subordinated Notes.”

As a result of the amendments to our Senior Credit and Term Facility as well as our convertible subordinated notes as of March 31, 2008, the contractual commitments of the Company have changed since December 31, 2007. Other than as discussed above, there have been no significant changes in our contractual and commercial commitments as of March 31, 2008 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

The table below reflects the Company’s estimated contractual obligations related to the Senior Credit and Term Facility and the convertible subordinated notes, both as amended, as of March 31, 2008:

	Payments Due by Period (in millions)
Contractual Obligation	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Senior debt (1)	$—	$56.5	$473.2	$1,492.0	$2,021.7
Convertible subordinated notes (2)	55.0	275.0	—	—	330.0
Interest payments on convertible notes (2)	16.5	33.0	—	—	49.5
Variable interest payments (3)	86.5	172.1	156.4	71.0	486.0

1.	Pursuant to the amendment discussed above allowing prepayments of principal, the Company paid down $29.0 million of the Tranche A Term Loans for a payment of approximately $24.1 million in April 2008, and paid down $5.0 million and $2.0 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $6.1 million in May 2008; these subsequent payments are not reflected in the table above.
2.	As a result of the modifications to the terms of the convertible subordinated notes discussed further above under the heading “Subordinated Debt and Convertible Subordinated Notes,” the convertible subordinated notes contain contingent interest rate features, which could cause interest incurred to vary in future periods depending on the outstanding balance of modified convertible subordinated notes. The table above reflects interest at 6.0% through the contractual term of the convertible subordinated notes, which assumes (i) that the Company makes no redemptions other than the $55.0 million in connection with the initial pro rata cash tender offer and (ii) a constant rate of stated interest.
3.	The interest amounts expected to be paid on our Senior Credit and Term Facility are estimated based on interest rates in effect as of March 31, 2008.

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

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our Senior Credit and Term Facility, which bears interest based on variable rates. As of March 31, 2008, we had outstanding indebtedness of $2,021.7 million under our Senior Credit and Term Facility. In June 2007, we entered into an interest rate swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which we pay a fixed rate of 5.394% and receive a variable rate from the counterparty based on a three-month London Interbank Offered Rate. Our remaining debt of approximately $1.0 billion outstanding as of March 31, 2008 is subject to fluctuations in the underlying interest rates. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to this remaining debt. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $9.8 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and constant interest rate based on the variable rates in place as of March 31, 2008.

As discussed above under the heading “Subordinated Debt and Convertible Subordinated Notes,” we have recorded the fair value of the derivative convertible subordinated note instrument due to our obligation to settle dividends in cash upon conversion of the convertible subordinated notes. At each subsequent reporting date, we will measure the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. We measure the fair value of the conversion option using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) 3.9% as the risk-free rate of return, (3) our common stock price as of last trading date in the year, and (4) estimated volatility of our common stock price during the expected term, which was measured based on several factors, including the limited history of our stock price and the deep out-of-the-money conversion price. Changes in these assumptions can significantly change the estimated fair value of the derivative. Assuming a hypothetical increase of $1.00 in our common stock price while holding all other valuation assumptions unchanged, the estimated fair value of the derivative liability would increase and income before taxes would decrease by $9,000.

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

Based on their evaluations as of March 31, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2008.

We are in the process of reviewing the internal control structure of the ABC Radio Business and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the ABC Radio Business. The ABC Radio Business contributed approximately 57% of the Company’s total revenues for the quarter ended March 31, 2008, and the assets of the ABC Radio Business represent approximately 52% of the Company’s total assets as of March 31, 2008.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of the Company’s 1.875% convertible subordinated notes due 2011 (the “Notes”) that purported to be a notice of default under the indenture governing the Notes. The letter alleges that events of default have arisen and continue to arise (i) from the ABC Radio Merger Agreement, (ii) from other agreements relating to the Merger and (iii) the actions contemplated therein (collectively the “Transactions”). Specifically, the letter alleges that the Transactions will or do constitute a fundamental change under the indenture. On April 24, 2006, the Company received a second letter from the same attorney claiming that the Company failed to cure the alleged defaults during the more than 60 days that elapsed since the Company’s receipt of the first letter. The second letter alleges that as a result, an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the Notes, and the accrued and unpaid interest thereon, due and payable immediately. On July 17, 2006, the Company filed a complaint against certain of the holders of Notes in the Supreme Court for the State of New York seeking a judgment declaring that the Transactions do not constitute a fundamental change for purposes of the indenture (the “Litigation”). On January 5, 2007, Wilmington Trust Company, the trustee under the indenture (the “Trustee”), filed a motion to intervene as a defendant and counter-claim plaintiff in the action. On March 1, 2007, the judge granted Wilmington Trust Company’s motion to intervene as the defendant in the action and dismissed the individual defendants from the action. Thereafter, discovery in this action was completed, and both parties filed motions for summary judgment with the Supreme Court for the State of New York, which were argued on November 8, 2007.

On February 12, 2008, the Company disclosed that the Company, the Trustee, and holders of a majority in principal amount of the outstanding Notes (the “Majority Noteholders”) had reached an agreement in principle that would, when and if final, result in the settlement and dismissal of the Company’s litigation relating to the Transactions, the indenture and the Notes. Thereafter, the parties entered into a Settlement Agreement, dated March 19, 2008 (“Settlement Agreement”) the material terms of which include, among others:

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

(2) the indenture would be amended to confirm that the Transactions did not result in a “fundamental change”; and

(3) the Company would commence a $55.0 million pro rata cash tender for the Notes at a price of $900 per $1,000 principal amount of Notes and an exchange offer for the remaining Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”) as soon as reasonably practicable, but not later (subject to certain exceptions) than 60 days after the later of (a) the signing of the Settlement Agreement, (b) the filing of the stipulation of discontinuance, (c) the receipt of consent of TWDC (described in more detail below), and (d) confirmation establishing the Majority Noteholders as holders of a majority of principal amount of the Notes. The Amended Notes would have the following interest terms: (1) interest on the Amended Notes would initially be payable at an annual rate of 4%, on a basis that is effective retroactively from January 1, 2008; (2) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is greater than $165.0 million, then (i) the annual interest rate on the Amended Notes then outstanding would increase by 2% (i.e., to a rate of 6%) retroactively from January 1, 2008 and (ii) as of January 1, 2009, the annual rate on any Amended Notes outstanding would be changed to a rate that would make the holders of Amended Notes whole for any discount (i.e., make Amended Notes trade at par); and (3) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is less than or equal to $165.0 million, then (i) on January 1, 2009, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to 8%, which increase shall be effective through December 31, 2009 and (ii) on January 1, 2010, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to a rate that would make the holders of Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par).

Under the Tax Sharing and Indemnification Agreement, dated June 12, 2007, by and among the Company, Alphabet Acquisition Corp., formerly known as ABC Radio Holdings, Inc., and TWDC, the Company is required to obtain the consent of TWDC prior to entering into the Settlement Agreement and the transactions contemplated by the Settlement Agreement, which consent was obtained on March 13, 2008. In addition, the Company received confirmation establishing the Noteholders as holders of a majority of the principal amount of the Notes, and the stipulation of discontinuance was filed with the Supreme Court for the State of New York dismissing the Litigation on Apri1 10, 2008.

For more information relating to this matter and other pending legal matters, see the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on February 29, 2008, in Part I, Item 3, “Legal Proceedings.” In addition, a summary of the material terms of the Settlement Agreement was included in Item 8.01 of the Company’s Current Report on Form 8-K, which was filed on February 12, 2008 with the SEC and is incorporated herein by reference. That summary is qualified in its entirety by reference to the complete text of the Settlement Agreement, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed which was filed with the SEC on March 25, 2008 and is incorporated herein by reference. Lastly, additional information relating to the pro rata cash tender and exchange offer was included in Item 8.01 of the Company’s Current Report on Form 8-K, which was filed on April 16, 2008 with the SEC and is incorporated herein by reference.

We are involved in certain other claims and lawsuits arising in the ordinary course of our business, including new matters which involve various aspects of the ABC Radio Business. We believe that such litigation matters and claims will be resolved without a material adverse impact on our financial condition, results of operations, or cash flows.

See Part I, Item 1, Financial Statements, Note 15 to this Quarterly Report on Form 10-Q for the period ended March 31, 2008, as well as those matters discussed in Part II, Item 8, Financial Statements, Note 19 in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 for more information regarding specific legal actions and claims brought against us.

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description
10.1	Settlement Agreement, dated as of March 19, 2008, by and among Citadel Broadcasting Corporation, Wilmington Trust Company, as successor trustee and certain individual holders of Citadel Broadcasting Corporation’s 1.875% convertible subordinated notes due 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K which was filed with the SEC on March 25, 2008).

10.2	Summary of Settlement Agreement, dated as of March 19, 2008, by and among Citadel Broadcasting Corporation, Wilmington Trust Company, as successor trustee and certain individual holders of Citadel Broadcasting Corporation’s 1.875% convertible subordinated notes due 2011 (incorporated by reference to Item 8.01 of the Current Report on Form 8-K filed by the Company with the SEC on February 12, 2008).

10.3	Summary of $55.0 million pro rata cash tender offer for the 1.875% convertible subordinated notes due 2011 of Citadel Broadcasting Corporation (incorporated by reference to Item 8.01 of the Current Report on Form 8-K filed by the Company with the SEC on April 16, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: May 9, 2008	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ RANDY L. TAYLOR
Randy L. Taylor
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Settlement Agreement, dated as of March 19, 2008, by and among Citadel Broadcasting Corporation, Wilmington Trust Company, as successor trustee and certain individual holders of Citadel Broadcasting Corporation’s 1.875% convertible subordinated notes due 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on March 25, 2008).

10.2	Summary of Settlement Agreement, dated as of March 19, 2008, by and among Citadel Broadcasting Corporation, Wilmington Trust Company, as successor trustee and certain individual holders of Citadel Broadcasting Corporation’s 1.875% convertible subordinated notes due 2011 (incorporated by reference to Item 8.01 of the Current Report on Form 8-K filed by the Company with the SEC on February 12, 2008).

10.3	Summary of $55.0 million pro rata cash tender and exchange offer for the 1.875% convertible subordinated notes due 2011 of Citadel Broadcasting Corporation (incorporated by reference to Item 8.01 of the Current Report on Form 8-K filed by the Company with the SEC on April 16, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.