Form 10-Q
period 2008-06-30
CITADEL BROADCASTING CORP
filed 2008-08-08
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, net of shares held in treasury, there were 270,016,850 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

June 30, 2008

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

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “will,” and similar expressions, whether in the negative or the affirmative. All statements other than statements of historical fact are “forward-looking statements” for the purpose of federal and state securities laws, including, without limitation, any projections on pro forma statements of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the expected effect of the business combination with ABC Radio Holdings, Inc.; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any assumptions underlying any of the foregoing. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the United States of America; fluctuations in interest rates; changes in market conditions that could impair the Company’s goodwill or intangible assets; changes in industry conditions; changes in governmental regulations; changes in policies or actions or in regulatory bodies; changes in uncertain tax positions and tax rates; changes in dividend policy; changes in capital expenditure requirements; the risk that the business combination with ABC Radio Holdings, Inc. may be less favorable for the Company than originally expected; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

All forward-looking statements in this report are qualified by these cautionary statements. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$62,871	$200,321
Accounts receivable, net	192,122	198,580
Prepaid expenses and other current assets (including deferred income tax assets of $31,238 and $28,956 as of June 30, 2008 and December 31, 2007, respectively)	44,357	39,660

Total current assets	299,350	438,561
Long term assets:
Property and equipment, net	212,622	135,623
FCC licenses	2,007,470	2,192,422
Goodwill	691,915	948,920
Customer and affiliate relationships, net	111,698	65,992
Other assets, net	54,822	61,917

Total assets	$3,377,877	$3,843,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$109,710	$114,064
Long-term liabilities:
Senior debt	2,083,706	2,135,000
Convertible subordinated notes (net of discount of $2,791 and $1,528 as of June 30, 2008 and December 31, 2007, respectively)	146,720	328,472
Other long-term liabilities, less current portion	93,251	67,554
Deferred income tax liabilities	568,257	571,106

Total liabilities	3,001,644	3,216,196

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at June 30, 2008 and December 31,2007; no shares issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value – authorized, 500,000,000 shares at June 30, 2008 and December 31, 2007; issued, 297,690,402 and 290,726,502 shares at June 30, 2008 and December 31, 2007, respectively; outstanding, 270,022,516 and 263,891,162 shares at June 30, 2008 and December 31, 2007, respectively	2,977	2,907
Additional paid-in capital	2,429,736	2,422,076
Treasury stock, at cost, 27,667,886 and 26,835,340 shares at June 30, 2008 and December 31, 2007, respectively	(344,246)	(343,042)
Accumulated other comprehensive loss, net	(28,078)	(30,369)
Accumulated deficit	(1,684,156)	(1,424,333)

Total stockholders’ equity	376,233	627,239

Total liabilities and stockholders’ equity	$3,377,877	$3,843,435

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$229,186	$141,157	$435,000	$234,077
Operating Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	87,291	40,355	174,195	67,777
Selling, general and administrative	56,499	39,634	114,694	70,105
Corporate general and administrative	9,055	12,468	19,803	22,686
Local marketing agreement fees	331	334	661	660
Asset impairment charges	364,401	13,586	364,401	13,586
Depreciation and amortization	13,612	4,494	23,399	7,298
Non-cash amounts related to contractual obligations	(805)	—	21,440	—
Other, net	(1,681)	348	(1,696)	(3,547)

Operating expenses	528,703	111,219	716,897	178,565

Operating (loss) income	(299,517)	29,938	(281,897)	55,512

Interest expense, net	28,318	13,828	65,428	21,302
Gain on extinguishment of debt	(31,793)	—	(53,193)	—
Write-off of deferred financing costs and debt discount upon extinguishment of debt	5,140	555	6,654	555

(Loss) income before income taxes	(301,182)	15,555	(300,786)	33,655

Income tax (benefit) expense	(49,632)	11,762	(40,963)	23,100

Net (loss) income	$(251,550)	$3,793	$(259,823)	$10,555

Net (loss) income per share—basic	$(0.96)	$0.03	$(0.99)	$0.08

Net (loss) income per share—diluted	$(0.96)	$0.03	$(0.99)	$0.08

Dividends declared per share	$—	$—	$—	$0.18

Special distribution declared per share	$—	$2.4631	$—	$2.4631

Weighted average common shares outstanding:
Basic	262,799	141,442	262,707	126,051

Diluted	262,799	142,486	262,707	127,006

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(259,823)	$10,555
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,399	7,298
Non-cash amounts related to contract obligations	21,440	—
Gain on extinguishment of debt	(53,193)	—
Write-off of deferred financing costs and debt discount	6,654	555
Asset impairment	364,401	13,586
Non-cash debt related amounts	(159)	(782)
Provision for bad debts	1,753	1,206
Gain on sale of assets	(697)	(3,598)
Deferred income taxes	(44,427)	22,201
Stock-based compensation expense	7,211	11,203
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,029)	(10,541)
Prepaid expenses and other current assets	(2,599)	(1,262)
Accounts payable, accrued liabilities and other obligations	(13,391)	16,179

Net cash provided by operating activities	46,540	66,600

Cash flows from investing activities:
Capital expenditures	(5,131)	(3,967)
Proceeds from sale of assets	1,297	7,446
Other assets, net	90	90
ABC Radio merger acquisition costs	(388)	(21,791)

Net cash used in investing activities	(4,132)	(18,222)

Cash flows from financing activities:
Payments for early extinguishment of debt, including related fees	(276,590)	—
Debt issuance costs	—	(32,425)
Proceeds from senior credit and term facility	98,000	2,135,000
Repayment of ABC Radio indebtedness	—	(1,351,855)
Borrowings from senior credit facility	—	40,000
Principal payments on senior credit facility	—	(441,000)
Purchase of shares held in treasury	(1,204)	(21,057)
Dividends paid to holders of common stock	—	(296,821)
Principal payments on other long-term obligations	(64)	(52)
Repayment of stockholder notes	—	258

Net cash (used in) provided by financing activities	(179,858)	32,048

Net (decrease) increase in cash and cash equivalents	(137,450)	80,426
Cash and cash equivalents, beginning of period	200,321	3,747

Cash and cash equivalents, end of period	$62,871	$84,173

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Supplemental schedule of cash flow information

Cash Payments:
Interest	$66,952	$17,210
Income taxes	2,086	1,223
Barter Transactions:
Equipment purchases through barter	—	46
Barter Revenue—included in net revenue	9,047	4,960
Barter Expenses—included in cost of revenues and selling, general and administrative expense	8,543	4,573
Other Non-Cash Transactions:
Accrual of capital expenditures	286	790
Accrual of other assets	—	4,088
Accrual for debt issuance costs	—	1,148
Accrual of dividend gross-up obligation	—	807
Issuance of treasury shares for 401(k) plan employer match	—	650
FIN 48 liability	—	287
Derivative related to contingent interest rate features	5,073	—
Change in fair value of derivatives	3,879	2,182
Change in fair value of interest rate swap liability, net of tax	2,291	902

See Notes 2 and 5 for information related to the ABC Radio Merger

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

1. BASIS OF PRESENTATION

Description of the Company

In January 2001, Citadel Broadcasting Corporation, a Delaware corporation (the “Company”), was formed by affiliates of Forstmann Little & Co. and acquired substantially all of the outstanding common stock of our predecessor company in a leveraged buyout transaction. Citadel Broadcasting Company, a Nevada corporation and wholly-owned subsidiary of Citadel Broadcasting Corporation, is referred to as “Citadel Broadcasting.”

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

Prior to June 12, 2007, pursuant to the Separation Agreement by and between TWDC and ABC Radio, dated as of February 6, 2006 and amended on November 19, 2006 (the “Separation Agreement”), TWDC consummated a series of transactions to effect the transfer to ABC Radio and its subsidiaries of all of the assets relating to the ABC Radio Business and the transfer to other TWDC subsidiaries and affiliates the remaining assets not relating to the ABC Radio Business. In connection with those transactions, TWDC or one of its affiliates retained cash from the proceeds of debt incurred by ABC Radio on June 5, 2007 in the amount of $1.35 billion (the “ABC Radio Debt”). Following these restructuring transactions by TWDC, and immediately prior to the effective time of the Merger on June 12, 2007, TWDC distributed all of the outstanding common stock of ABC Radio pro rata to TWDC’s stockholders through a spin-off (the “Spin-Off”). In the Spin-Off, each TWDC stockholder received approximately 0.0768 shares of ABC Radio common stock for each share of TWDC common stock that was owned on June 6, 2007, the TWDC record date for purposes of the Spin-Off.

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

The Company’s consolidated condensed balance sheets as of June 30, 2008 and December 31, 2007 include the acquired assets and assumed liabilities of ABC Radio. The Company’s consolidated condensed statements of operations and of cash flows also include the operating results of the ABC Radio Business subsequent to the closing date of the Merger on June 12, 2007.

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

Description of the Business

Subsidiaries of the Company own and operate radio stations and hold Federal Communications Commission (“FCC”) licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment (“Radio Markets”) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition to owning and operating radio stations, ABC Radio also owns and operates the ABC Radio Network (“Radio Network”), which produces and distributes a variety of radio programming and formats and syndicates across approximately 4,000 station affiliates and 8,500 program affiliations, and is a separate reportable segment as defined by SFAS No. 131.

Principles of Consolidation and Presentation

The accompanying unaudited consolidated condensed financial statements of the Company include Citadel Broadcasting Corporation, Citadel Broadcasting, ABC Radio and their consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (the “Divestiture Trust”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. The Divestiture Trust agreement stipulates that the Company must fund any operating shortfalls of the Divestiture Trust activities, and any excess cash flow generated by the Divestiture Trust is distributed to the Company. The Company consolidates the Divestiture Trust in accordance with Financial Accounting Standards Board Interpretation (“FASB”) No. 46(R), Consolidation of Variable Interest Entities, which addresses consolidation by a business enterprise of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) hold a significant variable interest in, or have significant involvement with, an existing VIE.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets, including recognition of a valuation allowance to reduce the amount of deferred tax asset to the amount that is more likely than not to be realized, the identification and quantification of income tax liabilities due to uncertain tax positions, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when determining the value of certain fully vested stock units, equity awards containing market conditions and when employing the Black-Scholes valuation model to estimate the fair value of stock options and certain derivative financial instruments. For the purchase price allocation for the Merger, the Company made estimates and assumptions relating to the determination of values of the assets acquired and liabilities assumed. The Company also uses estimates for determining the estimated fair value of its interest rate swap and certain derivative financial instruments. Actual results could differ materially from those estimates.

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

Allowance for Estimated Uncollectible Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net, on the accompanying consolidated condensed balance sheets consisted of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Receivables	$200,481	$206,644
Allowance for estimated uncollectible accounts	(8,359)	(8,064)

Accounts receivable, net	$192,122	$198,580

Derivative Instruments and Hedging Activities

The Company has valued its obligation to settle dividends in cash upon the conversion of its convertible subordinated notes, if any, in accordance with Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 7, the convertible subordinated notes, after being tendered and exchanged for new notes with amended terms, contain contingent interest rate features to be accounted for as a derivative in accordance with SFAS No. 133. The Company measures the estimated fair value of these derivative financial instruments as of each reporting date, and any increase or decrease in fair value of the derivative liabilities is recognized immediately in earnings as adjustments to interest expense.

The Company is exposed to fluctuations in interest rates, primarily attributable to borrowings under its senior credit and term facility (see Note 6). The Company actively monitors these fluctuations and from time to time may enter into derivative instruments to mitigate the variability of interest payments in accordance with its risk management strategy. The Company accounts for interest rate swap arrangements in accordance with SFAS No. 133. The accounting for changes in the fair values of such derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense (see Note 8 for further discussion).

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

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2—Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3—Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The partial adoption of SFAS No. 157 in 2008 did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company’s financial assets are measured at fair value on a recurring basis. See further discussion regarding the valuation of the derivatives and the interest rate swap at Note 7 and Note 8, respectively. Financial liabilities measured at fair value on a recurring basis as of June 30, 2008 were as follows:

	Carrying Amount	Total Fair Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Liabilities:
Contingent interest derivative	$1,194	$1,194	$—	$1,194
Conversion option derivative	1	1	1	—
Interest rate swap	46,448	46,448	46,448	—

Total liabilities	$47,643	$47,643	$46,449	$1,194

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R will be effective for the Company beginning January 1, 2009 and will apply prospectively to any business combinations completed on or after that date. The Company expects that the adoption of SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 160 will have on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Guidance contained in FSP No. EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for the Company beginning with the quarter ending March 31, 2009, and all prior-period earnings per share data presented will be adjusted retrospectively. Management expects that the adoption of FSP No. EITF 03-6-1 will impact the amount of its previously-reported earnings per share.

2. ABC RADIO MERGER TRANSACTION

As discussed at Note 1, the Company completed the Merger on June 12, 2007. In connection with the Merger, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders. In accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the date to be utilized for financial accounting purposes to value the shares of the Company’s common stock issued as part of the Merger that were determined based on a formula and whose value could have varied based on the average closing price of the Company’s common stock is the date on which the average stock price dropped below the collar mechanism contained in the ABC Radio Merger Agreement prior to the closing date of June 12, 2007. For the purpose of determining the fair value of the 151,707,512 shares issued, the Company calculated the price of approximately $7.24 per share based on $9.70 (the average price two days before and two days after the date on which the Company’s stock price fell outside the collar range) less the Special Distribution of approximately $2.46 per share that was paid to the Company’s pre-merger stockholders of record on June 8, 2007. In consideration for the Merger, the Company assumed the ABC Radio Debt in the amount of $1.35 billion, and immediately refinanced the debt assumed subsequent to the closing of the Merger (see Note 6 for further discussion). The total consideration provided by the Company for the Merger of the fair value of the Company’s common stock, assumption of the ABC Radio Debt and direct transaction costs has been allocated as outlined in the table below.

In accordance with SFAS No. 141, the Merger was treated as a purchase of the ABC Radio Business by the Company as the accounting acquirer. Accordingly, goodwill arising from the Merger has been determined as the excess of the purchase price for the ABC Radio Business over the fair value of its net assets. The adjustments to net assets and goodwill as presented in these consolidated financial statements are based upon various estimates.

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, for the six months ended June 30, 2008, the Company incurred restructuring costs of $5.5 million for employee severance, including $0.2 million incurred during the second quarter. Total restructuring charges through June 30, 2008 were $6.2 million, of which $3.5 million has been paid, including $1.3 million paid during the quarter ended June 30, 2008. As of June 30, 2008, $2.7 million remains accrued.

During the three months ended June 30, 2008, the Company finalized its allocation of the purchase price of the Merger, which resulted primarily in the identification and valuation of additional intangible assets and certain tangible assets. The final determination of the fair market value of the assets acquired and liabilities assumed and the final allocation of the purchase price consideration is as follows:

In thousands, except per share amounts
Fair value of common stock issued:
Number of shares issued	151,707
Per share value	$7.2369

Total fair value of common stock issued	1,097,893
Value of converted equity awards	18,421
Direct transaction costs	26,675

Total purchase price consideration	1,142,989

Current assets	131,323
Property and equipment	140,475
FCC licenses	1,412,000
Other intangible assets	140,400
Other assets	5,243
Accounts payable, accrued liabilities and other liabilities	(50,213)
Deferred income tax liabilities	(589,620)
ABC Radio debt assumed	(1,350,000)
Other long-term liabilities	(17,482)

Fair value of liabilities assumed in excess of fair value of net assets acquired	$(177,874)

Goodwill	$1,320,863

In 2007 and 2008, the Company recognized impairment charges related to intangible assets acquired in connection with the Merger, which are not reflected in the purchase price allocation above (see Note 3).

The following summarized unaudited pro forma results of operations for the three and six months ended June 30, 2007 assume that the Merger and any material station dispositions occurred as of January 1, 2007. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger and station dispositions occurred as of January 1, 2007.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(in thousands, except per share amounts)
Net revenue	$250,995	$464,105
Net income (loss)	646	(687)
Basic net loss per common share	$—	$—
Diluted net loss per common share	$0.01	$—

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

To determine fair value, the Company uses an income and/or market approach or uses other information relevant to market participants for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

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

The radio marketplace has continued to deteriorate and the Company’s stock price has continued to decline throughout the first half of 2008. As a result of this deterioration in the radio marketplace and the Company’s decline in stock price, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2008. This interim impairment test resulted in a non-cash impairment charge of approximately $364.4 million to reduce the carrying value of FCC licenses and goodwill by $188.1 million and $176.3 million, respectively, to their estimated fair values.

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

During the quarter ended June 30, 2007, the Company recognized a non-cash impairment charge of $13.6 million to write down the carrying amounts related to certain of the eleven stations required to be transferred into the Divestiture Trust upon the closing of the Merger. As of June 30, 2008, the Company had eight stations remaining in the Divestiture Trust of the total that had been required to be transferred into the Divestiture Trust upon the closing of the Merger. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

The changes in the carrying amounts of FCC licenses and goodwill for the six months ended June 30, 2008 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance, January 1, 2008	$2,192,422	$948,920
ABC Merger purchase price adjustments	—	(80,685)
Asset impairment charges	(188,081)	(176,320)
Dispositions	(522)	—
FCC license signal upgrade	3,651	—

Balance June 30, 2008	$2,007,470	$691,915

As discussed at Note 1, the Company completed the Merger on June 12, 2007. The purchase price adjustments reflected in goodwill above relate primarily to the identification and valuation of additional tangible assets and indefinite-lived intangible assets, partially offset by related deferred tax adjustments.

Definite-lived intangible assets

In connection with the Merger, the Company has allocated $82.5 million to customer relationships and $57.9 million to affiliate relationships that are being amortized in relation to the economic benefits of such assets over total estimated useful lives of approximately five to seven years (see Note 2). Approximately $8.5 million and $13.5 million of amortization expense was recognized on these intangible assets during the three and six months ended June 30, 2008, respectively, compared to approximately $1.4 million recognized in the quarter and year to date period ended June 30, 2007. The current year amounts include approximately $3.5 million representing the additional cumulative amortization for the period from the date of the Merger through June 30, 2008 relating to the increased balance of such intangible assets determined in connection with the finalization of the purchase price allocation. Other definite-lived intangible assets are included within other assets, net, in the accompanying consolidated condensed balance sheets. The amount of amortization expense for definite-lived intangible assets, excluding the assets discussed above, was $0.2 million and 0.1 million for the quarters ended June 30, 2008 and 2007, respectively, and $0.3 million for each of the six-month periods ended June 30, 2008 and 2007.

Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated condensed balance sheets, and the balances as of June 30, 2008 and December 31, 2007 were $2.0 million and $4.0 million, respectively.

The Company estimates the following amount of amortization expense over the next five years related to definite-lived intangible assets:

Amortization Expense
(in thousands)
2008	$27,318
2009	25,458
2010	22,083
2011	19,321
2012	15,063

$109,243

Intangible assets reflected in the accompanying consolidated condensed balance sheet as of June 30, 2008 reflect the allocation to ABC Radio FCC licenses acquired in the Merger and other ABC Radio intangible assets acquired, including goodwill, which are not subject to amortization, and customer- and affiliate-related intangible assets that are being amortized in relation to the economic benefits of such assets over a total estimated useful life of approximately five to seven years.

4. DISPOSITIONS

As discussed at Note 1, the Company completed the Merger on June 12, 2007. The FCC has determined that the Merger resulted in a substantial change in control (as defined under the FCC’s rules and policies), and as a result, the Company was required to divest eleven stations that exceeded the applicable ownership limits, the carrying value of which is immaterial. The Company assigned these stations to the Divestiture Trust immediately upon the closing of the Merger. The Company completed the sale of one of these stations during the year ended December 31, 2007.

During the quarter ended June 30, 2008, the Divestiture Trust completed the sale of two stations for a total purchase price of approximately $1.3 million.

5. OTHER LONG-TERM LIABILITIES

In the third quarter of 2004, the Company reached a settlement with its previous national representation firm and entered into a long-term agreement with a new representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with the previous representation firm and entered into a new long-term contract with the Company. In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm has agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. The Company’s termination of the pre-existing contract between ABC Radio and its national representation firm was subject to bankruptcy court approval, which was effective as of July 5, 2008 and therefore the pre-existing contract was terminated as of March 2008. As such, the Company recognized the estimated payments to the previous national representation firm of approximately $22.2 million as a non-cash charge related to contract obligations in the quarter ended March 31, 2008 and $0.8 million during the second quarter of 2008 to reduce the non-cash expense to the final negotiated contract buyout amount. The deferred amount related to this contract of approximately $26.4 million, which includes amounts owed to the Company under the contract, is included in other long-term liabilities in the accompanying consolidated condensed balance sheet as of June 30, 2008. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019, and a previous remaining unamortized charge of approximately $11.7 million as of the inception of this new contract is continuing to be amortized over the original term of the contract to which the payment relates.

During the six months ended June 30, 2008, the Company recorded a $13.0 million liability to reflect an acquired programming contract at its estimated fair market value with a corresponding adjustment to goodwill. The Company recorded the cumulative amortization of $4.6 million corresponding to the period from the acquisition date of June 12, 2007 to December 31, 2007 in the six months ended June 30, 2008 as an adjustment to revenues. The balance of the unfavorable contract liability is being amortized over the remaining life of the contract, which expires in December 2009. As of June 30, 2008, the remaining unamortized unfavorable contract liability is approximately $8.1 million.

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

On March 13, 2008, the Senior Credit and Term Facility was amended to permit the Company to make voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts on up to three occasions for a period of 90 days after the date of the amendment in an aggregate amount of up to $200.0 million. The Company was not obligated to make any such prepayments, and the discount percentage for each prepayment was based on the amount below par at which the lenders are willing to permit the voluntary prepayment. The amendment also reduced the aggregate amount of the uncommitted incremental credit facilities under the Senior Credit and Term Facility from $750 million to $350 million. The Company has not borrowed from any of these incremental facilities to date. In March 2008, the Company paid down $29.0 million and $84.3 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of approximately $90.6 million plus accrued interest of approximately $0.7 million. The Company recognized a gain of approximately $21.4 million, net of transaction fees, in the first quarter of 2008 resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

In April 2008, the Company paid down $29.0 million of the Tranche A Term Loans for a payment of approximately $24.1 million. The Company also paid down $5.0 million and $2.0 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $6.1 million in May 2008. The Company recognized a gain of approximately $5.2 million, net of transaction fees, in the second quarter of 2008 resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

On May 30, 2008, the Senior Credit and Term Facility was amended a second time to permit the Company to make additional voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts through December 31, 2008 in an aggregate amount of up to $200.0 million less the aggregate amounts of voluntary prepayments made under the first amendment. The Company is not obligated to make any such prepayments, and the Company has not yet made any additional voluntary prepayments pursuant to the second amendment.

In connection with the Senior Credit and Term Facility, the Company incurred approximately $35.4 million of debt issuance costs, including approximately $0.3 million incurred in connection with the amendment on March 13, 2008. During the quarters ended June 30, 2008 and 2007, the amortization of these debt issuance costs was $1.3 million and $0.2 million, respectively, and for the six months ended June 30, 2008 and 2007, the amortization was $2.7 million and $0.2 million, respectively. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Company wrote off approximately $0.5 million and $2.0 million of debt issuance costs relating to the prepayments during the three and six months ended June 30, 2008, respectively. The remaining costs will be amortized over the respective terms of the related components of the Company’s Senior Credit and Term Facility.

Principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount as of June 30, 2008
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012	$22,500
September 30, 2012, December 31, 2012, March 31, 2013	$112,500
June 12, 2013	$49,456

Principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,391.2 million on June 12, 2014.

The revolving loans under the Senior Credit and Term Facility are due in full on June 12, 2013.

The required aggregate principal payments for Senior Credit and Term Facility as of June 30, 2008 are as follows:

Payment Amount
(in thousands)
2008	$—
2009	—
2010	37,675
2011	90,350
2012	285,350
Thereafter	1,670,331

$2,083,706

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

Below is a table that sets forth the rates and the amounts borrowed under the Company’s Senior Credit and Term Facility as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Tranche A Term Loans	$536,956	4.18 to 6.35%	$600,000	6.33 to 6.70%
Tranche B Term Loans	1,448,750	4.31 to 6.48%	1,535,000	6.46 to 6.83%
Revolving Loans	98,000	3.99%	—	—

As of June 30, 2008, the Company had $100.6 million available in revolving loan commitments under the Senior Credit and Term Facility.

The Company’s operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

The Company’s Senior Credit and Term Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, prohibit fundamental changes and limit the Company’s ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, enter into sale and leaseback transactions, or make investments, loans and advancements. The Company’s Senior Credit and Term Facility also contains covenants related to the satisfaction of a consolidated maximum net leverage ratio, as more fully described therein, which is 8.5 to 1.0 through September 30, 2008, 7.75 to 1.0 through September 30, 2009, 7.25 to 1.0 through September 30, 2010, and 6.75 to 1.0 thereafter. As of June 30, 2008, the Company was in compliance with its covenants under the Senior Credit and Term Facility; however, there is no assurance that if the current economic slowdown continues for a prolonged period that the Company will continue to be in compliance with these covenants.

7. SUBORDINATED DEBT AND CONVERTIBLE SUBORDINATED NOTES

On February 18, 2004, the Company sold $330.0 million principal amount of convertible subordinated notes. These convertible subordinated notes (the “Original Notes”) are due in February of 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these Original Notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the Original Notes, the initial conversion price was adjusted to be $25.16 per share of our common stock, effective immediately after November 30, 2005, as a result of the declared dividend to stockholders of record on November 30, 2005 on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to any subsequent dividends declared, since, in lieu of such adjustment, holders of the Original Notes will be entitled to the dividend amount upon conversion.

The Company may redeem the Original Notes at any time prior to maturity if the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Upon such a redemption, an additional payment would be due to the holders. Holders may require the Company to repurchase all or part of their Original Notes at par plus accrued interest upon the occurrence of a fundamental change (as defined in the indenture governing the terms of the Original Notes).

The Company has valued its obligation to settle dividends in cash upon conversion of its Original Notes, if any, in accordance with EITF 00-19 and SFAS No. 133. This derivative financial instrument is measured using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the Original Notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings as adjustments to interest expense. The Company measured the fair value of the conversion option using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) a risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term, which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial condition and results of operations. The derivative liability had virtually no estimated fair value as of June 30, 2008 and December 31, 2007. There was essentially no change in the estimated fair value of the derivative financial instrument during the quarter or six months ended June 30, 2008, and the Company recognized a gain for the estimated fair value of the derivative financial instrument liability in the amount of approximately $1.3 million and $2.2 million for the three and six months ended June 30, 2007, respectively.

The Company had been involved in litigation with certain of the holders of the Original Notes regarding allegations of events of default having arisen from the ABC Radio Merger Agreement and from other agreements relating to the Merger and the actions contemplated therein.

As of March 31, 2008, the Company, the trustee under the indenture, and holders of a majority in principal amount of the outstanding Original Notes (the “Majority Noteholders”) had entered into a settlement agreement (the “Settlement Agreement”) to resolve the Company’s litigation relating to the indenture and the Original Notes.

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes do not differ in any material respect from those of the Original Notes. The Company completed this offer and exchange on June 5, 2008. The Company accepted all Original Notes that were validly tendered and not withdrawn in the exchange offer, and on June 11, 2008, the Company issued $274.474 million aggregate principal amount of Amended Notes pursuant to an indenture, dated as of June 11, 2008, between the Company and Wilmington Trust Company, as trustee. The Amended Notes will mature on February 15, 2011 unless earlier redeemed at the Company’s option under limited circumstances, converted into common stock at the option of any registered holder of the Amended Notes (each, a “Holder”) or repurchased by the Company at the option of the Holder under limited circumstances. As of June 30, 2008, $0.5 million of the Original Notes remain outstanding.

The Company may elect to redeem the Amended Notes at $900 per $1,000 principal amount of the Amended Notes through December 31, 2008. The Amended Notes may be redeemed at the election of the Company at $950 per $1,000 principal amount of the Amended Notes from January 1, 2009 through June 30, 2009 and for the remainder of 2009 if the balance of the Amended Notes outstanding is equal to or less than $165.0 million as of July 1, 2009; otherwise, the Company may redeem the Amended Notes at par value.

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

As of June 30, 2008, the Company had repurchased an aggregate amount of $180.5 million in principal amount of convertible subordinated notes, including the $55.0 million Original Notes related to the initial exchange offer, and recognized a gain of approximately $26.6 million, net of transaction fees, in the second quarter of 2008.

The Amended Notes have the following interest terms: (1) interest on the Amended Notes is initially payable at an annual rate of 4%, on a basis that is effective retroactively from January 1, 2008; (2) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is greater than $165.0 million, then (i) the annual interest rate on the Amended Notes then outstanding would increase by 2% (i.e., to a rate of 6%) retroactively from January 1, 2008 and (ii) as of January 1, 2009, the annual interest rate on any Amended Notes outstanding would be changed to a rate that would make the holders of Amended Notes whole for any discount (i.e., make Amended Notes trade at par); and (3) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is less than or equal to $165.0 million, then (i) on January 1, 2009, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to 8%, which increase shall be effective through December 31, 2009 and (ii) on January 1, 2010, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to a rate that would make the holders of Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par).

Since the aggregate principal amount of outstanding Amended Notes will be less than $165.0 million as of December 31, 2008, the interest rate on the Amended Notes will not be reset to 6.0% per annum on a basis that is retroactive to January 1, 2008, and will not be reset in 2009 to the annual interest rate which would be required in order to make all such Amended Notes trade at par value.

The contingent interest rate adjustments included in the Amended Notes are required to be accounted for in accordance with SFAS No. 133. Accordingly, as of June 30, 2008, the Company estimated the value of the contingent interest derivative using a discounted cash flow analysis considering various repurchase scenarios, which determine the stated interest rate to be incurred, compared to a minimum base rate of interest of 4.0%. As of June 30, 2008, this analysis resulted in a value of approximately $1.2 million, and the change in fair value for the three months ended June 30, 2008 represented a gain of $3.9 million, which is included in the accompanying consolidated condensed statements of operations as a component of interest expense, net.

The discount amounts corresponding to the derivative financial instruments associated with the convertible subordinated notes are being amortized over the remaining contractual term of the Amended Notes. In connection with the repurchase of a portion of the Amended Notes, the Company wrote off approximately $3.2 million of debt discount during the three months ended June 30, 2008. For the quarters ended June 30, 2008 and 2007, the amortization of the discount on the convertible subordinated notes was $0.5 million and $0.1 million, respectively. During the six-month periods ended June 30, 2008 and 2007, the amortization of the convertible notes discount was $0.6 million and $0.3 million, respectively.

In connection with the repurchase of a portion of the Amended Notes, the Company also wrote off approximately $1.5 million of debt issuance costs during the three months ended June 30, 2008 that had been capitalized related to the convertible subordinated notes. The remaining costs will be amortized over the term of the Amended Notes. For each of the quarters ended June 30, 2008 and 2007, the amortization of the debt issuance costs on the convertible subordinated notes was approximately $0.2 million. During each of the six-month periods ended June 30, 2008 and 2007, the amortization of these debt issuance costs was approximately $0.5 million.

See additional discussion of the litigation and resulting settlement at Note 15.

8. INTEREST RATE SWAP

In June 2007, the Company entered into an interest rate swap agreement. The agreement is an amortizing swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which the Company pays a fixed rate of 5.394% and receives a variable rate from the counterparty based on a three-month London Inter-Bank Offered Rate (“LIBOR”), for which measurement and settlement is performed quarterly. This agreement is used to manage the Company’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates, and the Company has designated the swap as a cash flow hedge in accordance with SFAS No. 133. The counterparty to this interest rate swap agreement is a major financial institution, and the Company does not anticipate nonperformance by this counterparty. The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates as compared to the Company’s fixed rate applied to the hedged amount through the term of the agreement. Changes in the fair value of the interest rate swap that are effective are recorded in accumulated other comprehensive income (loss) within total stockholders’ equity on the accompanying consolidated condensed balance sheets. The ineffective portion of the swap during the three and six months ended June 30, 2008 was immaterial. As of June 30, 2008, the fair value of the swap is estimated to be a liability of approximately $46.4 million and is classified as noncurrent, and the decrease in fair value for the three and six months ended June 30, 2008 was $37.9 million and $3.8 million, respectively.

9. STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of June 30, 2008, the Company had repurchased approximately 26.2 million shares of common stock for an aggregate amount of approximately $337.6 million under these repurchase programs. In addition, the Company has acquired approximately 0.8 million and 0.9 million shares of common stock for approximately $1.2 million and $8.9 million during the six months ended June 30, 2008 and 2007, respectively, through transactions related to the vesting of previously awarded nonvested shares of common stock or common stock units. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory withholding tax required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. However, as a result of the Tax Sharing and Indemnification Agreement and the Merger, the Company may only repurchase additional shares under very limited circumstances. As of June 30, 2008, net of shares held in treasury, the Company had 270,022,516 shares of common stock outstanding.

Dividends

There were no dividends paid during the six months ended June 30, 2008, and the Company paid dividends of $20.4 million during the six months ended June 30, 2007.

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

The following table sets forth the components of comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net (loss) income	$(251,550)	$3,793	$(259,823)	$10,555
Other comprehensive gain (loss), net of tax expense (benefit) of $14,989, $(590), $1,499 and $(592), respectively	(22,909)	(902)	(2,291)	(902)

Comprehensive (loss) income	$(274,459)	$2,891	$(262,114)	$9,653

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

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in stockholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool when the restrictions lapse or stock options are exercised or expire. As of June 30, 2008, the underlying fair value of equity awards since the date of grant has declined in value, and the Company does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the corresponding deferred tax asset, which may be material to the consolidated results of operations.

Long-Term Incentive Plans

Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan

Stock options are generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment or service as a director or independent contractor. No options were granted during the three and six months ended June 30, 2008. The fair value of options granted during the three and six months ended June 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of approximately 5%; dividend yield of approximately 3%; expected life of approximately six years; and volatility of approximately 27%.

On June 4, 2008, the compensation committee of the Company’s board of directors granted to the Company’s chief executive officer 2,000,000 nonvested shares of the Company’s common stock containing a market condition (the “Market Award”). In order to vest, the Company’s common stock must trade at a minimum price of at least $7.50 per share (the “Per Share Target”), as established by the closing price on the New York Stock Exchange (the “NYSE”), for at least five consecutive trading days. The Per Share Target must be achieved on or before seven years from the date of grant, and the chief executive officer must remain continuously employed by the Company until such time as the Per Share Target is achieved in order for 100% of the Market Award to vest. In the event that the Per Share Target or the continuous employment requirement is not met, 100% of the Market Award will be forfeited. The fair value of this award was estimated on the date of grant using a barrier option valuation model based on various assumptions, including the following: risk-free interest rate of approximately 4%; dividend yield of 0%; expected life of approximately seven years; and volatility of approximately 42%. Stock-based compensation expense of $1.4 million related to this award will be recognized over an estimated vesting period of approximately four years.

In addition, the compensation committee of the Company’s board of directors approved a grant on June 4, 2008 to the Company’s chief executive officer and a director of the Company for 2,000,000 and 10,000, respectively, of nonvested time-vesting shares of the Company’s common stock and a grant on June 27, 2008 to employees and certain of the Company’s officers of 2,156,500 shares of nonvested time-vesting shares of the Company’s common stock. All nonvested time-vesting shares granted will vest in three equal annual installments beginning one year from the respective grant dates. On June 27, 2008, the compensation committee of the Company’s board of directors also granted to a certain executive officer of the Company 125,000 nonvested performance-vesting shares, which are subject to the Company’s attainment of certain revenue-related performance objectives and continued employment, and vest in three equal annual installments beginning on June 27, 2009.

On March 16, 2006, the compensation committee of the Company’s board of directors approved (i) the modification of 1,250,000 shares of nonvested stock, originally granted on September 20, 2005 to a senior executive officer of the Company, to subject them to additional criteria based on the Company’s attainment of certain revenue-related performance objectives and to extend the applicable vesting dates, (ii) the issuance of 1,281,994 nonvested performance-vesting shares to certain of the Company’s senior executive officers, which are also subject to the Company’s attainment of certain revenue-related performance objectives and the continued employment of the individuals, and (iii) the cancellation of fully vested options to purchase 4,150,000 shares of common stock of the Company that had been granted to a senior executive officer of the Company in March 2002 at an exercise price of $3.50 per share and their replacement with 2,868,006 fully vested stock units with deferred distribution dates (the “Undelivered Shares”). The incremental pre-tax fair value of approximately $0.2 million, measured pursuant to SFAS No. 123R, attributed to the exchange of awards related to the Undelivered Shares was determined based on the market price of the underlying stock at the date of grant and was recognized as compensation cost immediately on the date of modification. The Company obtained stockholder approval for these items at the annual meeting of stockholders held on May 24, 2006. On March 16, 2008, the nonvested performance-vesting shares vested and the Undelivered Shares were distributed.

In December 2006, the compensation committee of the Company’s board of directors approved a payment to a senior executive officer of the Company for the tax differential between ordinary income and dividend income tax rates during the years ended December 31, 2006 and 2007 and for the year ending 2008, in respect of dividends and distributions, if any, the senior executive officer receives in respect of any nonvested portion of the performance-vesting shares granted as of March 16, 2006 and any Undelivered Shares that have not yet been distributed. At the Company’s discretion, such payments can be paid in cash or additional shares of common stock of the Company. During the three months ended June 30, 2007, the Company paid approximately $1.8 million in cash and during the three and six months ended June 30, 2007, the Company paid approximately $0.3 million and $1.1 million, respectively, in shares of common stock of the Company for this tax differential payment. No payment was made during the three and six months ended June 30, 2008 as no dividends were paid by the Company with respect to its common stock.

As of June 30, 2008, unrecognized pre-tax compensation cost related to the Market Award and nonvested performance-vesting shares, for which expense will be recognized if it is probable that the performance objectives are expected to be achieved, was approximately $3.0 million and is expected to vest over a weighted average period of 2.5 years. Unrecognized pre-tax compensation cost related to nonvested time-vesting arrangements and nonvested stock options of the Company as of June 30, 2008 was $8.9 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Conversion of ABC Radio Awards

In accordance with the terms of the ABC Radio Merger Agreement, each restricted stock unit or option to acquire shares of TWDC common stock (“TWDC RSU” or “TWDC Option”) that was outstanding under The Walt Disney Company

Amended and Restated 1995 Stock Incentive Plan and The Walt Disney Company Amended and Restated 2005 Stock Incentive Plan immediately before the effective time of the Merger and held by an employee of ABC Radio who became an employee of the Company after the Merger and who chose to have his or her TWDC RSU or TWDC Option assumed by the Company was adjusted so that immediately after the effective time of the Merger, each such employee held a restricted stock unit with respect to, or an option to purchase, Company common stock. The number of shares of common stock of the Company underlying the converted options and restricted stock units, as well as the exercise price of the converted TWDC Options, was determined based on a ratio of TWDC’s and the Company’s closing stock prices as set forth in the ABC Radio Merger Agreement. As of June 12, 2007, certain transferred employees of ABC Radio who held TWDC Options or TWDC RSUs elected to convert such options and restricted stock units in connection with the Merger. TWDC Options and TWDC RSUs have been converted into options to purchase approximately 9.2 million shares of the Company’s common stock and restricted stock units relating to approximately 3.2 million shares of the Company’s common stock.

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

Each Company option and restricted stock unit resulting from this conversion has substantially the same terms and conditions that the corresponding TWDC Option and TWDC RSU had in effect at the effective time of the Merger, including vesting and terms of exercise, except that references to TWDC have been changed to refer to the Company and the exercise price per share of each TWDC Option was converted to an equivalent exercise price per share of the Company’s common stock through the application of the option ratio as defined in the ABC Radio Merger Agreement. The fair value of options assumed was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of approximately 5%; dividend yield of approximately 5%; expected life of up to approximately five years, which was determined based on the remaining term of each converted grant; and volatility of approximately 27%. As of June 30, 2008, unrecognized compensation expense related to the nonvested portion of the converted TWDC Options and TWDC RSUs was approximately $9.6 million and is expected to be recognized over a weighted-average period of approximately two years.

Disclosures – All Plans

Total stock-based compensation expense recognized under SFAS No. 123R was $3.1 million and $7.2 million on a pre-tax basis, or $(0.01) and $(0.05), net of tax, per basic share for the three and six months ended June 30, 2008, respectively. The associated tax (benefit) expense for the three and six months ended June 30, 2008 was $(0.6) million and $7.0 million, respectively. The expense for the six months ended June 30, 2008 includes an $8.5 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Total stock-based compensation expense for the three and six months ended June 30, 2007 was $5.9 million and $11.2 million, respectively, on a pre-tax basis, with an associated tax (benefit) expense of $(1.0) million and $0.7 million, respectively, or $(0.03) and $(0.09), net of tax, per basic share, respectively. The expense for the six months ended June 30, 2007 includes a $2.9 million non-cash write-down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Included in stock-based compensation expense for the three months ended June 30, 2007 is approximately $1.5 million of previously suspended stock-based compensation expense for certain performance-vesting stock awards related to the first three months of 2007.

Total stock-based compensation expense for the six months ended June 30, 2008 includes approximately $0.5 million, and the three and six months ended June 30, 2007 includes approximately $(0.1) million and $0.3 million, respectively, related to dividends paid on nonvested shares of common stock that the Company estimates will not ultimately vest or did not ultimately vest.

As of June 30, 2008, the total number of shares of common stock that remain authorized, reserved, and available for issuance under all plans was approximately 8.5 million, not including shares underlying outstanding grants.

The following table summarizes stock option activity for the Company for the six months ended June 30, 2008:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding at January 1, 2008	13,212	$8.42
Granted	—	—
Exercised	—	—
Forfeited	(724)	6.25
Cancelled or modified	(228)	9.12

Outstanding at June 30, 2008	12,260	$8.53	4.5	$—

Vested or expected to vest at June 30, 2008	11,504	$8.73	4.5	$—

Exercisable at June 30, 2008	3,852	$8.84	4.3	$—

The weighted average grant-date fair value of options granted during the six months ended June 30, 2007 was $1.32. No options were granted during the same period in 2008 or exercised during the six months ended June 30, 2008 or 2007.

Activity related to shares of nonvested stock is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Nonvested awards at January 1, 2008	1,972	$10.92
Granted	6,292	1.54
Awards vested	(849)	10.94
Forfeited	(205)	9.05

Nonvested awards at June 30, 2008	7,210	$2.79

Shares of Nonvested Common Stock Units
Nonvested awards at January 1, 2008	3,138	$5.90
Granted	—	—
Awards vested	(860)	5.90
Forfeited	(133)	5.90

Nonvested awards at June 30, 2008	2,145	$5.90

The total fair value of awards of nonvested shares of common stock or common stock units that vested during the six months ended June 30, 2008 and 2007 was $14.4 million and $13.4 million, respectively.

12. INCOME TAXES

For the three months ended June 30, 2008, the Company’s effective tax rate was 16.5%. This effective rate differs from the federal tax rate of 35% as the result of a $364.4 million asset impairment charge for which the Company recognized a tax benefit of only $78.8 million as a significant portion of the asset impairment charge related to non-deductible goodwill, state income tax expense, net of federal benefit, certain non-deductible compensation costs, additional state tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate, and other non-deductible expenses.

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

For the six months ended June 30, 2008, the Company’s effective tax rate was 13.6%. This effective rate differs from the federal tax rate of 35% as the result of a $364.4 million asset impairment charge for which the Company recognized a tax benefit of only $78.8 million as a significant portion of the asset impairment charge related to non-deductible goodwill, a non-cash write-down of the Company’s deferred tax asset for the excess of stock compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon the vesting of stock-based awards, state income tax expense, net of federal benefit, certain non-deductible compensation costs, additional state tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate and other non-deductible expenses.

The effective tax rate of approximately 68.6% for the six months ended June 30, 2007 differs from the federal rate of 35% as a result of a $2.9 million non-cash write down of the Company’s deferred tax asset for the excess of stock compensation expense recorded over the amount of such compensation costs that are deductible for income tax purposes upon the vesting of stock-based awards, state income tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate upon the completion of the Merger as a result of a change in the jurisdictions in which the Company will conduct business, certain non-deductible compensation costs, and other non-deductible expenses.

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

13. NET (LOSS) INCOME PER SHARE

Net (loss) income per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net (loss) income per share. Basic net (loss) income per share excludes dilution and is computed for all periods presented by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. During the three and six months ended June 30, 2007, diluted net income per share was computed in the same manner as basic net income per share after evaluating the impact of all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), (2) the effect of nonvested shares of common stock outstanding, and (3) the conversion of the Company’s convertible subordinated notes after eliminating from net income the interest expense, net of tax, incurred on the convertible subordinated notes. Anti-dilutive instruments were not considered in this calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the periods that present diluted earnings per share:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(In thousands, except per share data)
NUMERATOR:
Income available to common shareholders	$3,793	$10,555

DENOMINATOR:
Weighted average common shares	141,442	126,051
Effect of dilutive securities:
Options	562	346
Nonvested shares	482	609
Convertible subordinated notes	—	—

Denominator for net income per common share—diluted	142,486	127,006

Net income per common share:
Basic	$0.03	$0.08

Diluted	$0.03	$0.08

Potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 13.1 million shares of common stock of the Company, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2007 as the effect is antidilutive. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2008, potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 11.7 million and 12.4 million shares of common stock of the Company, respectively, were not included in the calculation of diluted per share amounts as the effect would have been antidilutive due to the net loss reported.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net revenues:
Radio Markets	$184,982	$130,560	$346,146	$223,480
Radio Network	46,072	11,025	92,497	11,025

Segment revenues	$231,054	$141,585	$438,643	$234,505

Intersegment revenues:
Radio Markets	$(1,868)	$(428)	$(3,643)	$(428)
Radio Network	—	—	—	—

Total intersegment revenues	$(1,868)	$(428)	$(3,643)	$(428)

Net revenues	$229,186	$141,157	$435,000	$234,077

Segment OIBDA, exclusive of related asset impairment charges and non-cash amounts related to contractual obligations shown separately below:
Radio Markets	$77,957	$57,575	$131,978	$92,276
Radio Network	7,108	3,259	13,472	3,259
Asset impairment charges	(364,401)	(13,586)	(364,401)	(13,586)
Non-cash amounts related to contractual obligations	805	—	(21,440)	—
Corporate general and administrative	(9,055)	(12,468)	(19,803)	(22,686)
Depreciation and amortization	(13,612)	(4,494)	(23,399)	(7,298)
Other, net	1,681	(348)	1,696	3,547

Total operating (loss) income	(299,517)	29,938	(281,897)	55,512

Interest expense, net	28,318	13,828	65,428	21,302
Gain on extinguishment of debt	(31,793)	—	(53,193)	—
Write-off of deferred financing costs and debt discount upon extinguishment of debt	5,140	555	6,654	555

(Loss) income before income taxes	(301,182)	15,555	(300,786)	33,655

Income tax (benefit) expense	(49,632)	11,762	(40,963)	23,100

Net (loss) income	$(251,550)	$3,793	$(259,823)	$10,555

Operating income (loss), exclusive of related asset impairment charges and non-cash amounts related to contractual obligations shown separately below:
Radio Markets	$73,378	$53,742	$119,657	$85,639
Radio Network	(1,925)	2,598	2,394	2,598
Asset impairment charges	(364,401)	(13,586)	(364,401)	(13,586)
Non-cash amounts related to contractual obligations	805	—	(21,440)	—
Corporate general and administrative	(9,055)	(12,468)	(19,803)	(22,686)

Other, net	1,681	(348)	1,696	3,547

Total operating (loss) income	$(299,517)	$29,938	$(281,897)	$55,512

Asset impairment charges:
Radio Markets	$344,531	$13,586	$344,531	$13,586
Radio Network	19,870	—	19,870	—

Total asset impairment charges	$364,401	$13,586	$364,401	$13,586

Non-cash amounts related to contractual obligations
Radio Markets	$(805)	$—	$21,440	$—
Radio Network	—	—	—	—

Total non-cash amounts related to contractual obligations	$(805)	$—	$21,440	$—

Segment stock-based compensation expense:
Radio Markets	$1,362	$1,514	$2,281	$1,904
Radio Network	555	4	1,011	4

Total segment stock-based compensation expense	$1,917	$1,518	$3,292	$1,908

Segment depreciation and amortization:
Radio Markets	$4,579	$3,833	$12,321	$6,637
Radio Network	9,033	661	11,078	661

Total segment depreciation and amortization	$13,612	$4,494	$23,399	$7,298

	June 30, 2008	December 31, 2007
	(in thousands)
Identifiable assets:
Radio Markets	$3,111,163	$3,021,744
Radio Network	211,613	90,823
Corporate and other	55,101	730,868

Total assets	$3,377,877	$3,843,435

15. COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of the Company’s 1.875% Original Notes due 2011 that purported to be a notice of default under the indenture governing the Original Notes. The letter alleges that events of default have arisen and continue to arise (i) from the ABC Radio Merger Agreement, (ii) from other agreements relating to the Merger and (iii) the actions contemplated therein (collectively, the “Transactions”). Specifically, the letter alleges that the Transactions will or do constitute a fundamental change under the indenture. On April 24, 2006, the Company received a second letter from the same attorney claiming that the Company failed to cure the alleged defaults and that an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the Original Notes, and the accrued and unpaid interest thereon, due and payable immediately. On July 17, 2006, the Company filed a complaint against certain of the holders of Original Notes in the Supreme Court for the State of New York seeking a judgment declaring that the Transactions do not constitute a fundamental change for purposes of the indenture (the “Litigation”). On March 1, 2007, the court permitted Wilmington Trust Company, the trustee under the indenture (the “Trustee”), to intervene as a defendant and counter-claim plaintiff in the action and dismissed the individual defendants. Thereafter, discovery was completed, and both parties filed motions for summary judgment with the Supreme Court for the State of New York.

On February 12, 2008, the Company disclosed that the Company, the Trustee, and the Majority Noteholders had reached an agreement in principle that would, when and if final, result in the settlement and dismissal of the Litigation. The parties subsequently entered into a Settlement Agreement, dated March 19, 2008, the material terms of which include, among others:

(1) the Majority Noteholders would (i) waive any alleged past and existing defaults and their consequences related to the Transactions, (ii) rescind any acceleration and its consequences related to the Transactions and (iii) agree to irrevocably tender their Original Notes in connection with a tender and exchange offer by the Company for all of the outstanding Original Notes;

(2) the indenture would be amended to confirm that the Transactions did not result in a “fundamental change”; and

(3) the Company would commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”) as soon as reasonably practicable, but not later (subject to certain exceptions) than 60 days after the later of (a) the signing of the Settlement Agreement, (b) the filing of the stipulation of discontinuance, (c) the receipt of consent of TWDC (described in more detail below), and (d) confirmation establishing the Majority Noteholders as holders of a majority of principal amount of the Original Notes. The Amended Notes would have the following interest terms: (1) interest on the Amended Notes would initially be payable at an annual rate of 4%, on a basis that is effective retroactively from January 1, 2008; (2) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is greater than $165.0 million, then (i) the annual interest rate on the Amended Notes then outstanding would increase by 2% (i.e., to a rate of 6%) retroactively from January 1, 2008 and (ii) as of January 1, 2009, the annual rate on any Amended Notes outstanding would be changed to a rate that would make the holders of Amended Notes whole for any discount (i.e., make Amended Notes trade at par); and (3) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is less than or equal to $165.0 million, then (i) on January 1, 2009, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to 8%, which increase shall be effective through December 31, 2009 and (ii) on January 1, 2010, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to a rate that would make the holders of Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par).

The Litigation was dismissed on April 10, 2008. Pursuant to the terms of the Settlement Agreement, on May 7, 2008, the Company commenced the pro rata cash tender and exchange offer related to its 1.875% convertible subordinated notes due 2011, and the offer and exchange was completed on June 5, 2008. As a result of the tender and exchange offer, $55.0 million in principal amount of Original Notes were repurchased and approximately $274.5 million principal amount of Amended Notes were issued.

See Note 7 for further information regarding the Company’s convertible subordinated notes and Amended Notes.

The Company is involved in certain other claims and lawsuits arising in the ordinary course of its business, including new matters which involve various aspects of the ABC Radio Business. The Company believes that such litigation and claims will be resolved without a material adverse impact on its results of operations, cash flows or financial condition.

16. SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company repurchased an aggregate amount of $40.6 million in principal amount of Amended Notes for cash payments totaling $31.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On February 6, 2006, Citadel Broadcasting Corporation (the “Company”) and Alphabet Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”) and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Agreement and Plan of Merger”). The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. The Company refers to the Agreement and Plan of Merger, as amended, as the “ABC Radio Merger Agreement.”

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

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company owns and operates radio stations and holds Federal Communications Commission (“FCC”) licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment (“Radio Markets”) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. In addition to owning and operating radio stations, we also own and operate the ABC Radio Network (“Radio Network”), which produces and distributes a variety of news and news/talk radio programming and formats. The Radio Network is a leading radio network and syndicator with approximately 4,000 station affiliates and 8,500 program affiliations and is a separate reportable segment as defined by SFAS No. 131. Our top 25 markets accounted for approximately 80% and approximately 76% of the Radio Markets segment revenue as reported for the three and six months ended June 30, 2008. The Radio Markets segment and the Radio Network segment contributed approximately 80% and approximately 20%, respectively, of our consolidated net revenues for the quarter ended June 30, 2008 and approximately 79% and approximately 21%, respectively, for the six months ended June 30, 2008.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. For both the three and six months ended June 30, 2008, approximately 83%, of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising, and approximately 17% was generated from the sale of national advertising. The major categories of our Radio Markets’ advertisers include automotive companies, restaurants, entertainment companies, medical companies, banks, fast food chains, and retail merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

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

Both our Radio Markets and Radio Network compete for creative and performing on-air talent in a highly competitive industry with other radio stations, radio networks and other competing media. As such, while the Company tries to hire and maintain key on-air and programming personnel, we may not be successful in doing so. On July 1, 2008, the Company entered into an agreement with third parties whereby the Company shall continue to broadcast a key news-talk program on certain of its radio stations for a five-year period in exchange for a guaranteed amount of compensation. The new arrangement, under which the Company will no longer employ the news-talk on-air talent, will take effect in December 2008. The Company does not believe that the loss of any single on-air talent or program would be material to the Company’s overall business.

In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. As is typical in the radio broadcasting industry, we expect our revenue will be lowest in the first calendar quarter of the year, while the second and fourth calendar quarters generally produce the highest revenues for the year.

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

Depreciation and amortization of tangible and definite-lived intangible assets associated with acquisitions and interest expense incurred from such acquisitions, most significantly the ABC Radio Business acquisition, are also significant factors in determining our overall profitability.

In addition, the Company’s indefinite-lived intangible assets consist of FCC broadcast licenses and goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, requires the Company to evaluate its goodwill and FCC licenses by reporting unit for possible impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The Company operates its business in two operating segments, Radio Markets and the Radio Network. Each geographic market where the Company conducts its operations within the Radio Markets segment is a reporting unit, and the Radio Network is also a reporting unit pursuant to SFAS No. 142. For purposes of testing the carrying value of the Company’s FCC licenses for impairment, the fair value of FCC licenses for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a reporting unit basis are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a reporting unit basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given market, the carrying amount of the FCC license in that market is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

The Company’s impairment testing for goodwill in each of its reporting units within its Radio Markets segment and Radio Network is also performed annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. This evaluation is determined based on an income and/or market approach or uses other information relevant to market participants for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. If the carrying amount of the goodwill is greater than the estimated fair value of the goodwill of the respective reporting unit, the carrying amount of goodwill of that reporting unit is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

As more fully set forth in “Critical Accounting Policies” in Item 7 in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, FCC licenses and goodwill represent a substantial portion of our total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the Radio Markets and Radio Network.

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.8 billion, were recorded as part of the preliminary purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill associated with the ABC Radio Business is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s stock price decline, the Company recognized a non-cash impairment charge for the year ended December 31, 2007 of $1,115.2 million, which was comprised of $347.8 million of FCC license impairment relating to the ABC Radio stations and $767.4 million of goodwill impairment related to the ABC Radio Business to reduce the carrying values to their estimated fair values.

As a result of the overall deterioration in the radio marketplace, the operating results of the Company’s other radio stations, the decline in the Company’s stock price discussed above and certain reporting units being more likely than not to be disposed, the Company recorded an additional non-cash impairment charge for the year ended December 31, 2007 relating to its other radio stations of $476.3 million, which was comprised of $156.9 million and $319.4 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values.

The radio marketplace has continued to deteriorate and the Company’s stock price has continued to decline throughout the first half of 2008. As a result of this deterioration in the radio marketplace and the Company’s decline in stock price, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2008. This interim impairment test resulted in a non-cash impairment charge of approximately $364.4 million to reduce the carrying value of FCC licenses and goodwill by $188.1 million and $176.3 million, respectively, to their estimated fair values.

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

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (the “Divestiture Trust”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. As of June 30, 2008, the Company had eight stations remaining in the Divestiture Trust of the total that had been required to be transferred into the Divestiture Trust upon the closing of the Merger. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated by us, or for which we provide sales and marketing services during the applicable periods, and of the Radio Network. The following discussion should be read in conjunction with the accompanying consolidated condensed financial statements and the related notes included in this report. As previously discussed, the Merger was completed on June 12, 2007, and accordingly, the Company’s consolidated balance sheet as of June 30, 2008 includes an allocation of the assets acquired and liabilities assumed. Pro forma amounts for the three and six months ended June 30, 2008 and 2007 have been adjusted for the results of ABC Radio, including any purchase price adjustments, and any significant station dispositions.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Revenue

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Net revenues:
Local	$150.9	$107.6	$43.3
National	78.3	33.6	44.7

Net revenue	$229.2	$141.2	$88.0

Net revenues for the three months ended June 30, 2008 increased by approximately $88.0 million from approximately $141.2 million during the three months ended June 30, 2007 to approximately $229.2 million during the three months ended

June 30, 2008. The increase in the 2008 quarter is due to the inclusion of the results of operations of the ABC Radio Business for a full quarter in 2008 versus a partial quarter in 2007. On a pro forma basis, net revenues were $229.7 million during the three months ended June 30, 2008 as compared to $251.0 million for the three months ended June 30, 2007, a decrease of $21.3 million, or 8.5%. Pro forma revenues have been adjusted for the results of ABC Radio as if it had been acquired at the beginning of 2007 and any significant station dispositions. The decrease in revenues on a pro forma basis was a result of a $15.8 million decline in revenue from the Radio Markets and a $5.5 million decline in revenue from the Radio Network. The decline in net revenues at the Radio Markets was primarily attributable to lower revenues in our Atlanta, GA; Washington, D.C.; Dallas, TX; Chicago, IL; Los Angeles, CA; San Francisco, CA; New York, NY and Minneapolis, MN radio stations. On a pro forma basis, Radio Market national revenues were down approximately 14.1% and local revenues were down approximately 6.5%. The decreased revenues are attributable to an overall decline in the total market revenues. Subsequent to June 30, 2008, Radio Markets and Radio Network revenues remain weak.

Stock-Based Compensation Expense

For the three months ended June 30, 2008, total stock-based compensation expense was $3.1 million on a pre-tax basis, with an associated tax benefit of $(0.6) million, or $(0.01), net of tax, per basic share.

For the three months ended June 30, 2007, total stock-based compensation expense was $5.9 million on a pre-tax basis, with an associated tax benefit of $(1.0) million, or $(0.03), net of tax, per basic share. Included in stock-based compensation expense for the three months ended June 30, 2007 is approximately $1.5 million of previously suspended stock-based compensation expense for certain performance-vesting stock awards related to the first three months of 2007.

In June of 2008, the Company granted an additional 6.3 million of restricted shares to its employees, which is expected to increase stock-based compensation expense for the remainder of 2008. As of June 30, 2008, unrecognized pre-tax compensation cost related to the nonvested performance-vesting shares and the award subject to a market condition was approximately $3.3 million. Unrecognized pre-tax compensation cost related to nonvested time-vesting arrangements and nonvested stock options of the Company as of June 30, 2008 was $18.2 million.

Total stock-based compensation expense recognized for the three months ended June 30, 2008 and 2007 is as follows:

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Stock-based compensation expense:
Cost of revenues	$0.6	$0.4	$0.2
Selling, general and administrative	1.3	1.1	0.2
Corporate general and administrative	1.2	4.4	(3.2)

Total stock-based compensation expense:	$3.1	$5.9	$(2.8)

Cost of Revenues

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$87.3	$40.4	$46.9

Cost of revenues increased approximately $46.9 million from $40.4 million in the 2007 second quarter to $87.3 million for the three months ended June 30, 2008. The operations of ABC Radio are included for a full quarter in 2008 compared to a partial quarter in 2007 and therefore contributed the majority of this increase in cost of revenues. On a pro forma basis, cost of revenues decreased by approximately $3.7 million, or 4.0%, to approximately $87.3 million during the three months ended June 30, 2008 from $91.0 million for the three months ended June 30, 2007. This decrease is primarily attributable to reduced programming costs for the Radio Network and reduced salaries and promotional costs for the Radio Markets.

Selling, General and Administrative

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$56.5	$39.6	$16.9

Selling, general and administrative expenses for the three months ended June 30, 2008 increased approximately $16.9 million to $56.5 million in the second quarter of 2008 from $39.6 million for the three months ended June 30, 2007. This increase was primarily attributed to the expenses incurred at ABC Radio during the three months ended June 30, 2008 since the results of operations of ABC Radio are included for a full quarter in 2008 versus a partial quarter in 2007. On a pro forma basis, selling, general and administrative expenses decreased $5.2 million, or 8.4%, from $61.7 million for the three months ended June 30, 2007 to approximately $56.5 million during the three months ended June 30, 2008, primarily due to decreases in selling-related costs at the Radio Markets due to lower revenues and reduced national representation fees attributable to the Company’s new representation agreement for the ABC Radio stations.

Corporate General and Administrative

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$9.1	$12.5	$(3.4)

Corporate general and administrative expenses decreased $3.4 million to $9.1 million for the three months ended June 30, 2008 from $12.5 million during the three months ended June 30, 2007. The decrease in corporate general and administrative expense is the result of a decrease in stock-based compensation of approximately $3.2 million and related compensation costs of $1.8 million, partially offset by increased shareholder costs.

Depreciation and Amortization

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$4.9	$2.9	$2.0
Amortization	8.7	1.6	7.1

Total depreciation and amortization	$13.6	$4.5	$9.1

Depreciation and amortization expense was $13.6 million for the three months ended June 30, 2008, an increase of $9.1 million compared to $4.5 million for the three months ended June 30, 2007. The increase in depreciation and amortization expense is primarily attributable to approximately $8.5 million in amortization of definite-lived intangible assets acquired by the Company in connection with the Merger, which includes approximately $3.5 million of additional amortization expense recorded in the June 30, 2008 quarter as a result of the Company’s final allocation of the purchase price for the ABC Radio Business. Exclusive of any significant station acquisitions or dispositions, depreciation and amortization expense for the Company is expected to be approximately $45.0 million for the year ending December 31, 2008.

Asset Impairment Charges

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Asset impairment charges	$364.4	$13.6	$350.8

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.8 billion, were recorded as part of the purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill associated with the ABC Radio Business is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s stock price decline, the Company recognized a non-cash impairment charge for the year ended December 31, 2007 of $1,115.2 million, which was comprised of $347.8 million of FCC license impairment relating to the ABC Radio stations and $767.4 million of goodwill impairment related to the ABC Radio business to reduce the carrying values to their estimated fair values.

As a result of the overall deterioration in the radio marketplace, the operating results of the Company’s other radio stations, the decline in the Company’s stock price discussed above and certain reporting units being more likely than not to be disposed, the Company recorded an additional non-cash impairment charge for the year ended December 31, 2007 relating to its other radio stations of $476.3 million, which was comprised of $156.9 million and $319.4 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values.

The radio marketplace has continued to deteriorate and the Company’s stock price has continued to decline throughout the first half of 2008. As a result of this deterioration in the radio marketplace and the Company’s decline in stock price, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2008. This interim impairment test resulted in a non-cash impairment charge of approximately $364.4 million to reduce the carrying value of FCC licenses and goodwill by $188.1 million and $176.3 million, respectively, to their estimated fair values.

The three months ended June 30, 2007 includes a non-cash impairment charge of approximately $13.6 million to write down the carrying value of certain assets to their estimated fair value related to eleven stations required to be transferred into a divestiture trust upon the closing of the Merger and one market for which the Company had entered into a definitive sales agreement.

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

As of June 30, 2008, the Company had eight stations remaining in the Divestiture Trust of the total that had been required to be transferred into the Divestiture Trust upon the closing of the Merger. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

Operating (Loss) Income

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Operating (loss) income	$(299.5)	$29.9	$(329.4)

Operating loss for the second quarter of 2008 was $299.5 million as compared to operating income of $29.9 million in the corresponding 2007 period, a decrease of $329.4 million. The decrease in operating income for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 is primarily the result of an increase in asset impairment charges of approximately $350.8 million and an increase in depreciation and amortization of $9.1 million, partially offset by the operations of the ABC Radio Business acquired on June 12, 2007.

Interest Expense, Net

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Interest expense, net	$28.3	$13.8	$14.5

Interest expense increased to $28.3 million for the quarter ended June 30, 2008 from $13.8 million for the quarter ended June 30, 2007, an increase of $14.5 million. The increase in net interest expense was primarily the result of the interest incurred on the borrowings under the Company’s new senior credit and term loan facility entered into in connection with the Merger (the “Senior Credit and Term Facility” described more fully under “Senior Debt” below) and the payment of the Special Distribution as of the closing of the Merger.

As discussed in Part II Item 1. “Legal Proceedings” below, we reached a settlement with respect to litigation involving our convertible subordinated notes whereby we repurchased $55.0 million of such notes that were tendered and not withdrawn. The remaining convertible subordinated notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The Amended Notes bear interest initially at an annual rate of 4%, on a basis that is effective retroactively from January 1, 2008, and contain contingent interest features, which could cause interest expense incurred to vary in future periods depending on the outstanding balance of the Amended Notes. As of June 30, 2008, we had repurchased an aggregate amount of $180.5 million in principal amount of Amended Notes, including the $55.0 million related to the initial exchange offer. We would expect that interest expense may not be comparable in future periods compared to prior periods because it will increase due to higher interest rates incurred on the debt, offset by reductions in the overall balance of the convertible subordinated notes.

The Company has derivative financial instruments recorded in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At each reporting date, the Company measures the estimated fair value of these instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings as an adjustment to interest expense. During the quarters ended June 30, 2008 and 2007, we recognized a gain due to the change in the estimated fair value of the derivative financial liabilities of approximately $3.9 million and approximately $1.3 million, respectively. Changes in the estimated value of the derivative liabilities could impact interest expense in future periods. In addition, see the discussion below under the heading “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount” for future impacts on interest expense for the Company.

Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount

On March 13, 2008, the Senior Credit and Term Facility was amended to permit the Company to make voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts on up to three occasions for a period of 90 days after the date of the amendment in an aggregate amount of up to $200.0 million. The Company was not obligated to make any such prepayments, and the discount percentage for each prepayment was based on the amount below par at which the lenders were willing to permit the voluntary prepayment. In April 2008, the Company paid down $29.0 million of the Tranche A Term Loans for a payment of approximately $24.1 million. The Company also paid down $5.0 million and $2.0 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $6.1 million in May 2008. The Company recognized a gain of approximately $5.2 million, net of transaction fees, in the second quarter of 2008 resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

On May 30, 2008, the Senior Credit and Term Facility was amended a second time to permit the Company to make additional voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts through December 31, 2008 in an aggregate amount of up to $200.0 million less the aggregate amounts of voluntary prepayment made under the first amendment. The Company is not obligated to make any such prepayments, and the Company has not yet made any additional voluntary prepayments pursuant to the second amendment.

In connection with the Senior Credit and Term Facility, the Company incurred approximately $35.4 million of debt issuance costs, including approximately $0.3 million incurred in connection with the amendment on March 13, 2008. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Company wrote off approximately $0.5 million of debt issuance costs relating to the prepayments during the three months ended June 30, 2008. The remaining costs will be amortized over the respective terms of the related components of the Company’s Senior Credit and Term Facility. For each of the quarters ended June 30, 2008 and 2007, the amortization of the debt issuance costs on the Senior Credit and Term Facility was $1.3 million and $0.2 million, respectively, and is included in interest expense.

As of June 30, 2008, we had repurchased an aggregate amount of $180.5 million in principal amount of Amended Notes, including the $55.0 million related to the initial exchange offer, and recognized a gain of approximately $26.6 million, net of transaction fees, in the second quarter of 2008.

In connection with the repurchase of a portion of the Amended Notes, we also wrote off approximately $1.5 million of debt issuance costs during the three months ended June 30, 2008 that had been capitalized related to the convertible subordinated notes. The remaining costs will be amortized over the term of the Amended Notes. For each of the quarters ended June 30, 2008 and 2007, the amortization of the debt issuance costs on the convertible subordinated notes was approximately $0.2 million and is included in interest expense.

The discount amounts corresponding to the derivative financial instruments associated with the convertible subordinated notes are being amortized over the remaining contractual term of the Amended Notes. In connection with the repurchase of a portion of the Amended Notes, we wrote off approximately $3.2 million of debt discount during the three months ended June 30, 2008. For each of the quarters ended June 30, 2008 and 2007, the amortization of the discount on the convertible subordinated notes was $0.5 million and $0.1 million, respectively, and is included in interest expense.

The reductions in the Senior Credit and Term Facility and convertible subordinated notes should reduce future quarterly interest expense, assuming interest rates remain constant.

Income Tax (Benefit) Expense

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Income tax (benefit) expense	$(49.6)	$11.8	$(61.4)

For the three months ended June 30, 2008, the Company’s effective tax rate was 16.5%. This effective rate differs from the federal tax rate of 35% primarily as the result of a $364.4 million asset impairment charge for which the Company recognized a tax benefit of only $78.8 million as a significant portion of the asset impairment charge related to non-deductible goodwill, state income tax expense, net of federal benefit, certain non-deductible compensation costs, additional state tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate and other non-deductible expenses. Excluding the asset impairment charge, income before taxes would have been approximately $63.2 million and income tax expense would have been approximately $29.2 million, resulting in an effective tax rate of approximately 46.2%.

For the three months ended June 30, 2007, the Company’s effective tax rate was 75.6%. This effective rate differs from the federal tax rate of 35% as the result of approximately $2.3 million of additional state income tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate upon the completion of the Merger as a result of a change in the jurisdictions in which the Company conducts business, certain non-deductible compensation costs, and other non-deductible expenses.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised or expire. As of June 30, 2008, the underlying fair value of equity awards since the date of grant has declined in value and the Company does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R, Share-Based Payment). Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire in future periods, the Company may be required to immediately recognize additional non-cash write downs of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the stock-based compensation cost previously recognized in the financial statements to the amount that is realized.

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

Net (Loss) Income

Net loss was $251.6 million, or $(0.96) per basic share, for the three months ended June 30, 2008 as compared to net income of $3.8 million, or $0.03 per basic share, for the three months ended June 30, 2007 as a result of the factors described above. Included in net loss for the three months ended June 30, 2008 was $285.6 million non-cash asset impairment charges, net of tax, or $(1.09) per basic share, a $14.5 million gain on the extinguishment of debt less write off of deferred financing costs and debt discount, net of tax, or $0.06 per basic share, $2.5 million of stock based compensation expense, net of tax, or $(0.01) per basic share, and additional state income tax expense associated with an increase in the Company’s effective state tax rate of approximately $1.4 million or $(0.01) per basic share. Included in net income for the quarter ended June 30, 2007 was approximately $8.3 million related to non-cash asset impairment charges, net of tax, or $(0.06) per basic share, $4.9 million of stock-based compensation expense, net of tax, or $(0.03) per basic share, and additional state income tax expense associated with an increase in the Company’s effective state tax rate of approximately $2.3 million or $(0.02) per basic share.

Diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares. For the quarter ended June 30, 2007, the diluted shares outstanding includes approximately 0.6 million and 0.5 million shares representing the impact of outstanding stock options and nonvested shares, respectively. Additionally, diluted shares outstanding in the 2007 period excludes approximately 13.1 million shares related to our convertible subordinated notes, as the impact of the shares is antidilutive. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the three months ended June 30, 2008. For the three months ended June 30, 2008, potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 11.7 million shares of common stock of the Company were not included in the calculation of diluted per share amounts as the effect would have been antidilutive due to the net loss reported.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 7 to the consolidated condensed financial statements, the convertible subordinated notes contain contingent interest rate features to be accounted for as a derivative in accordance with SFAS No. 133. At each subsequent reporting date, the Company measures the estimated fair value of these derivative financial instruments, and any increase or decrease in the estimated fair value of each derivative liability is recognized immediately in earnings. The underlying valuation assumptions used to measure the estimated fair value of derivative financial instrument liabilities are susceptible to changes in estimates. These changes in estimates may result in a significant fluctuation in the fair value of the derivative financial instrument liabilities and may give rise to a significant fluctuation in net income.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Revenue

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Net revenues:
Local	$283.0	$185.1	$97.9
National	152.0	49.0	103.0

Net revenue	$435.0	$234.1	$200.9

Net revenues for the six months ended June 30, 2008 increased by approximately $200.9 million, from approximately $234.1 million during the six months ended June 30, 2007 to approximately $435.0 million during the six months ended June 30, 2008. The increase is due to the acquisition of ABC Radio on June 12, 2007. On a pro forma basis, net revenues were $432.5 million during the six months ended June 30, 2008 as compared to $464.1 million for the six months ended June 30, 2007, a decrease of $31.6 million, or 6.8%. Pro forma revenues have been adjusted for the results of ABC Radio as if it had been acquired at the beginning of 2007, including any purchase price adjustments, and any significant station dispositions. The decrease in revenues on a pro forma basis was a result of a $27.5 million decline in revenue from the Radio Markets and a $4.1 million revenue decline at the Radio Network. The decline in net revenues at the Radio Markets was primarily attributable to lower revenues in our Washington, D.C.; Atlanta, GA; New York, NY; Dallas, TX; Chicago, IL; Los Angeles, CA; San Francisco, CA and Minneapolis, MN radio stations. On a pro forma basis, Radio Market national revenues were down approximately 14.3% and local revenues were down approximately 5.8%. The decreased revenues are attributable to an overall decline in the total market revenues. Subsequent to June 30, 2008, Radio Markets and Radio Network revenues remain weak.

Stock-Based Compensation Expense

For the six months ended June 30, 2008, total stock-based compensation expense was $7.2 million on a pre-tax basis, with an associated tax expense of $7.0 million, or $(0.05), net of tax, per basic share. The related tax expense for the six months ended June 30, 2008 includes an $8.5 million non-cash write-down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock awards.

For the six months ended June 30, 2007, total stock-based compensation expense was $11.2 million on a pre-tax basis, with an associated tax expense of $0.7 million, or $(0.09), net of tax, per basic share. Included in stock-based compensation expense for the six months ended June 30, 2007 is approximately $0.3 million related to adjustments for dividends paid on nonvested shares of common stock that the Company estimates will not ultimately vest, as well as approximately $1.5 million of previously suspended stock-based compensation expense for certain performance-vesting stock awards related to the first three months of 2007. The related tax expense in the six months ended June 30, 2007 includes a $2.9 million non-cash write-down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards.

In June of 2008, the Company granted an additional 6.3 million of restricted shares to its employees, which is expected to increase stock-based compensation expense for the remainder of 2008.

As of June 30, 2008, unrecognized pre-tax compensation cost related to the nonvested performance-vesting shares was approximately $3.3 million. Unrecognized pre-tax compensation cost related to nonvested time-vesting arrangements and nonvested stock options of the Company as of June 30, 2008 was $18.2 million.

Total stock-based compensation expense recognized for the six months ended June 30, 2008 and 2007 is as follows:

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Stock-based compensation expense:
Cost of revenues	$1.1	$0.5	$0.6
Selling, general and administrative	2.2	1.4	0.8
Corporate general and administrative	3.9	9.3	(5.4)

Total stock-based compensation expense:	$7.2	$11.2	$(4.0)

Cost of Revenues

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$174.2	$67.8	$106.4

Cost of revenues increased approximately $106.4 million, from $67.8 million for the six months end June 30, 2007 to $174.2 million for the six months ended June 30, 2008. The operations of ABC Radio contributed the majority of this increase in cost of revenues. On a pro forma basis, cost of revenues decreased by approximately $2.5 million, or 1.4%, to approximately $174.2 million during the six months ended June 30, 2008, from $176.7 million for the six months ended June 30, 2007. This decrease is primarily attributable to a reduction in programming costs for the Radio Network and reduced promotional costs for the Radio Markets.

Selling, General and Administrative

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$114.7	$70.1	$44.6

Selling, general and administrative expenses for the six months ended June 30, 2008 increased approximately $44.6 million to $114.7 million for the six months ended June 30, 2008, from $70.1 million for the six months ended June 30, 2007. This increase was primarily attributed to the expenses incurred at ABC Radio during the six months ended June 30, 2008. On a pro forma basis, selling, general and administrative expenses decreased $7.7 million, or 6.3%, from $122.4 million for the six months ended June 30, 2007 to approximately $114.7 million during the six months ended June 30, 2008, primarily due to decreases in selling-related costs at the Radio Markets due to lower revenues, as well as reduced general and administrative costs at the Radio Network.

Corporate General and Administrative

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$19.8	$22.7	$(2.9)

Corporate general and administrative expenses decreased $2.9 million to $19.8 million for the six months ended June 30, 2008, from $22.7 million during the six months ended June 30, 2007. The decrease in corporate general and administrative expense is the result of a decrease in stock-based compensation of approximately $5.4 million and related compensation costs of $1.8 million, partially offset by increased shareholder costs, professional fees and other costs incurred in connection with the integration of the ABC Radio Business.

Depreciation and Amortization

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$9.6	$5.6	$4.0
Amortization	13.8	1.7	12.1

Total depreciation and amortization	$23.4	$7.3	$16.1

Depreciation and amortization expense was $23.4 million for the six months ended June 30, 2008, an increase of $16.1 million compared to $7.3 million for the six months ended June 30, 2007. The increase in depreciation and amortization expense is primarily attributable to approximately $13.5 million in amortization of definite-lived intangible assets acquired by the Company in connection with the Merger, which includes approximately $3.5 million of additional amortization expense recorded in the June 30, 2008 quarter as a result of the Company’s final allocation of the purchase price for the ABC Radio Business. Depreciation and amortization expense for the Company is expected to be approximately $45.0 million for the year ending December 31, 2008.

Asset Impairment Charges

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Asset impairment charges	$364.4	$13.6	$350.8

The radio marketplace has continued to deteriorate and the Company’s stock price has continued to decline throughout the first half of 2008. As a result of this deterioration in the radio marketplace and the Company’s decline in stock price, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2008. This interim impairment test resulted in a non-cash impairment charge for the six months ended June 30, 2008 of approximately $364.4 million to reduce the carrying value of FCC licenses and goodwill by $188.1 million and $176.3 million, respectively, to their estimated fair values. For additional discussion, see “Asset Impairment Charges” for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

The six months ended June 30, 2007 includes a non-cash impairment charge of approximately $13.6 million to write down the carrying value of certain assets to their estimated fair value related to eleven stations required to be transferred into a divestiture trust upon the closing of the Merger and one market for which the Company had entered into a definitive sales agreement.

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

As of June 30, 2008, the Company had eight stations remaining in the Divestiture Trust of the total that had been required to be transferred into the Divestiture Trust upon the closing of the Merger. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

Non-Cash Charge Related to Contractual Obligations

In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm has agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. The Company’s termination of the pre-existing contract between ABC Radio and its national representation firm was subject to bankruptcy court approval, which was effective as of July 5, 2008 and therefore the pre-existing contract was terminated as of March 2008. As such, the Company has recognized the payment of approximately $21.4 million as a non-cash charge related to contract obligations in the six months ended June 30, 2008, and the deferred amount related to this contract of approximately $26.4 million, which includes amounts owed to the Company under the contract, is included in other long-term liabilities in the accompanying consolidated condensed balance sheet as of June 30, 2008. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019. The previous remaining unamortized charge of approximately $11.7 million as of March 31, 2008 will be amortized over the remaining life of the original contract, which would have expired on September 30, 2011.

Operating (Loss) Income

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Operating (loss) income	$(281.9)	$55.5	$(337.4)

Operating loss for the six months ended June 30, 2008 was $281.9 million as compared to operating income of $55.5 million in the corresponding 2007 period, a decrease of $337.4 million. The decrease in operating income for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is primarily the result of an increase in asset impairment charges of approximately $350.8 million, an increase in a non-cash charge related to contractual obligations of approximately $21.4 million and an increase in depreciation and amortization of $16.1 million, partially offset by the operations of the ABC Radio Business acquired on June 12, 2007.

Interest Expense, Net

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Interest expense, net	$65.4	$21.3	$44.1

Interest expense increased to $65.4 million for the six months ended June 30, 2008 from $21.3 million for the six months ended June 30, 2007, an increase of $44.1 million. The increase in net interest expense was primarily the result of the interest incurred on the borrowings under the Senior Credit and Term Facility and the payment of the Special Distribution as of the closing of the transaction.

As discussed more fully at Part II Item 1. “Legal Proceedings” below, we exchanged all but $0.5 million of our convertible subordinated notes for Amended Notes with contingent interest features, which could cause interest expense incurred to vary in future periods depending on the outstanding balance of the notes. We would expect that interest expense may not be comparable in future periods compared to prior periods because it will increase due to higher interest rates incurred on the debt, offset by reductions in the overall balance of the convertible subordinated notes.

The Company has derivative financial instruments recorded in accordance with SFAS No. 133. At each reporting date, the Company measures the estimated fair value of these instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings as an adjustment to interest expense. During the six months ended June 30, 2008 and 2007, we recognized a gain due to the change in the estimated fair value of the derivative financial liabilities of approximately $3.9 million and approximately $2.2 million, respectively. Changes in the estimated value of the derivative liabilities could impact interest expense in future periods. In addition, see the discussion below under the heading “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount” for future impacts on interest expense for the Company.

Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount

On March 13, 2008, the Senior Credit and Term Facility was amended to permit the Company to make voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts on up to three occasions for a period of 90 days after the date of the amendment in an aggregate amount of up to $200.0 million. The Company was not obligated to make any such prepayments, and the discount percentage for each prepayment was based on the amount below par at which the lenders were willing to permit the voluntary prepayment. In March 2008, the Company paid down $29.0 million and $84.3 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of approximately $90.6 million. In April 2008, the Company paid down $29.0 million of the Tranche A Term Loans for a payment of approximately $24.1 million. The Company also paid down $5.0 million and $2.0 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $6.1 million in May 2008. The Company recognized a gain of approximately $26.6 million, net of transaction fees, for the six months ended June 30, 2008 resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

On May 30, 2008, the Senior Credit and Term Facility was amended a second time to permit the Company to make additional voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts through December 31, 2008 in an aggregate amount of up to $200.0 million less the aggregate amounts of voluntary prepayment made under the first amendment. The Company is not obligated to make any such prepayments, and the Company has not yet made any additional voluntary prepayments pursuant to the second amendment.

In connection with the Senior Credit and Term Facility, the Company incurred approximately $35.4 million of debt issuance costs, including approximately $0.3 million incurred in connection with the amendment on March 13, 2008. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Company wrote off approximately $2.0 million of debt issuance costs relating to the prepayments during the six months ended June 30, 2008. The remaining costs will be amortized over the respective terms of the related components of the Company’s Senior Credit and Term Facility. For the six months ended June 30, 2008 and 2007, the amortization of the debt issuance costs on the Senior Credit and Term Facility was $2.7 million and $0.2 million, respectively, and is included in interest expense.

As of June 30, 2008, we had repurchased an aggregate amount of $180.5 million in principal amount of Amended Notes, including the $55.0 million related to the initial exchange offer, and recognized a gain of approximately $26.6 million, net of transaction fees, in the six months ended June 30, 2008.

In connection with the repurchase of a portion of the Amended Notes, we also wrote off approximately $1.5 million of debt issuance costs during the six months ended June 30, 2008 that had been capitalized related to the convertible subordinated notes. The remaining costs will be amortized over the term of the Amended Notes. During each of the six-month periods ended June 30, 2008 and 2007, the amortization of the debt issuance costs on the convertible subordinated notes was approximately $0.5 million and is included in interest expense.

The discount amounts corresponding to the derivative financial instruments associated with the convertible subordinated notes are being amortized over the remaining contractual term of the Amended Notes. In connection with the repurchase of a portion of the Amended Notes, we wrote off approximately $3.2 million of debt discount during the six months ended June 30, 2008. For each of the six months ended June 30, 2008 and 2007, the amortization of the discount on the convertible subordinated notes was $0.6 million and $0.3 million, respectively, and is included in interest expense.

The reductions in the Senior Credit and Term Facility and convertible subordinated notes should reduce future quarterly interest expense, assuming interest rates remain constant.

Income Tax (Benefit) Expense

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Income tax (benefit) expense	$(41.0)	$23.1	$(64.1)

For the six months ended June 30, 2008, the Company’s effective tax rate was 13.6%. This effective rate differs from the federal tax rate of 35% as the result of a $364.4 million asset impairment charge for which the Company recognized a tax benefit of only $78.8 million as a significant portion of the asset impairment charge related to non-deductible goodwill, a non-cash write-down of the Company’s deferred tax asset for the excess of stock compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon the vesting of stock-based awards, state income tax expense, net of federal benefit, certain non-deductible compensation costs, additional state tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate and other non-deductible expenses. Excluding the asset impairment charge, income before taxes would have been approximately $63.6 million and income tax expense would have been approximately $37.8 million, resulting in an effective tax rate of 59.4%.

The effective tax rate of approximately 68.6% for the six months ended June 30, 2007 differs from the federal tax rate of 35% as the result of a $2.9 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of stock-based awards, approximately $2.3 million in additional state income tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate upon the completion of the Merger as a result of a change in the jurisdictions in which the Company conducts business, certain non-deductible compensation costs, and other non-deductible expenses.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised or expire. As of June 30, 2008, the underlying fair value of equity awards since the date of grant has declined in value and the Company does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire in future periods, the Company may be required to immediately recognize additional non-cash write-downs of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the stock-based compensation cost previously recognized in the financial statements to the amount that is realized.

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

Net (Loss) Income

Net loss was $259.8 million, or $(0.99) per basic share, for the six months ended June 30, 2008, compared to net income of $10.6 million, or $0.08 per basic share, for the six months ended June 30, 2007 as a result of the factors described above. Included in net loss for the six months ended June 30, 2008 was $285.6 million of non-cash asset impairment charges, net of tax, or $(1.09) per basic share, a $12.3 million non-cash charge related to contract obligations, net of tax, or $(0.05) per basic share, a $26.6 million gain on the extinguishment of debt less write off of deferred financing costs and debt discount, net of tax, or $0.10 per basic share, and $14.2 million of stock based compensation expense, net of tax, or $(0.05) per basic share. Included in net income for the six months ended June 30, 2007 was approximately $8.3 million related to non-cash asset impairment charges, net of tax, or $(0.07) per basic share, approximately $11.9 million, net of tax, or $(0.09) per basic share, related to stock-based compensation expense, and additional state income tax expense associated with an increase in the Company’s effective state tax rate of approximately $2.3 million or $(0.02) per basic share.

Diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the six months ended June 30, 2007 include approximately 0.3 and 0.6 million shares of outstanding stock options and nonvested shares, respectively. Additionally, diluted shares outstanding in the 2007 period excludes approximately 13.1 million shares related to our convertible subordinated notes, as the impact of the shares is antidilutive. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the six months ended June 30, 2008. For the six months ended June 30, 2008, potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 12.4 million shares of common stock of the Company were not included in the calculation of diluted per share amounts as the effect would have been antidilutive due to the net loss reported.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 7 to the consolidated condensed financial statements, the convertible subordinated notes contain contingent interest rate features to be accounted for as a derivative in accordance with SFAS No. 133. At each subsequent reporting date, the Company measures the estimated fair value of these derivative financial instruments, and any increase or decrease in the estimated fair value of each derivative liability is recognized immediately in earnings. The underlying valuation assumptions used to measure the estimated fair value of derivative financial instrument liabilities are susceptible to changes in estimates. These changes in estimates may result in a significant fluctuation in the fair value of the derivative financial instrument liabilities and may give rise to a significant fluctuation in net income.

Segment Results of Operations

The Company presents segment operating income before depreciation and amortization (“Segment OIBDA”), which is not calculated according to accounting principles generally accepted in the United States of America, as a primary measure of profit and loss for its operating segments in accordance with SFAS No. 131. The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances investors’ ability to understand the Company’s operating performance. The reconciliation of Segment OIBDA to the Company’s consolidated results of operations is presented at Note 14 to the consolidated condensed financial statements.

The following tables present the Company’s revenues, Segment OIBDA, segment operating income, depreciation and amortization, asset impairment charges, non-cash charge related to contractual obligations and stock-based compensation expense by segment, for the three and six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Net revenues:
Radio Markets	$185.0	$130.6	$346.1	$223.5
Radio Network	46.1	11.0	92.5	11.0

Segment revenues	$231.1	$141.6	$438.6	$234.5

Intersegment revenues:
Radio Markets	$(1.9)	$(0.4)	$(3.6)	$(0.4)
Radio Network	—	—	—	—

Total intersegment revenues	$(1.9)	$(0.4)	$(3.6)	$(0.4)

Net revenues	$229.2	$141.2	$435.0	$234.1

Segment OIBDA, exclusive of related asset impairment charges and non-cash amounts related to contractual obligations shown separately below:
Radio Markets	$78.0	$57.6	$131.9	$92.3
Radio Network	7.1	3.3	13.5	3.3
Asset impairment charges	(364.4)	(13.6)	(364.4)	(13.6)
Non-cash amounts related to contractual obligations	0.8	—	(21.4)	—
Corporate general and administrative	(9.1)	(12.6)	(19.8)	(22.7)
Depreciation and amortization	(13.6)	(4.5)	(23.4)	(7.3)
Other, net	1.7	(0.3)	1.7	3.5

Total operating (loss) income	$(299.5)	$29.9	$(281.9)	$55.5

Operating income (loss), exclusive of related asset impairment charges and non-cash amounts related to contractual obligations shown separately below:
Radio Markets	$73.4	$53.8	$119.6	$85.7
Radio Network	(1.9)	2.6	2.4	2.6
Asset impairment charges	(364.4)	(13.6)	(364.4)	(13.6)
Non-cash amounts related to contractual obligations	0.8	—	(21.4)	—
Corporate general and administrative	(9.1)	(12.6)	(19.8)	(22.7)
Other, net	1.7	(0.3)	1.7	3.5

Total operating (loss) income	$(299.5)	$29.9	$(281.9)	$55.5

Asset impairment charges:
Radio Markets	$344.5	$13.6	$344.5	$13.6
Radio Network	19.9	—	19.9	—

Total asset impairment charges	$364.4	$13.6	$364.4	$13.6

Non-cash amounts related to contractual obligations
Radio Markets	$(0.8)	$—	$21.4	$—
Radio Network	—	—	—	—

Total non-cash amounts related to contractual obligations	$(0.8)	$—	$21.4	$—

Segment stock-based compensation expense:
Radio Markets	$1.4	$1.5	$2.3	$1.9
Radio Network	0.5	—	1.0	—

Total segment stock-based compensation expense	$1.9	$1.5	$3.3	$1.9

Segment depreciation and amortization:
Radio Markets	$4.6	$3.8	$12.3	$6.6
Radio Network	9.0	0.7	11.1	0.7

Total segment depreciation and amortization	$13.6	$4.5	$23.4	$7.3

Radio Markets

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Radio Markets—as reported
Net revenues	$185.0	$130.6	$346.1	$223.5

Segment OIBDA, exclusive of related asset impairment charges and non-cash amounts related to contractual obligations shown separately below	$78.0	$57.6	$131.9	$92.3
Asset impairment charges	(344.5)	(13.6)	(344.5)	(13.6)
Non-cash amounts related to contractual obligations	0.8	—	(21.4)	—
Depreciation and amortization	(4.6)	(3.8)	(12.3)	(6.6)

Operating (loss) income	$(270.3)	$40.2	$(246.3)	$72.1

Radio Markets—pro forma
Net revenues	$185.0	$200.8	$346.1	$373.7

Segment OIBDA, exclusive of related asset impairment charges and non-cash amounts related to contractual obligations shown separately below	$77.9	$87.3	$131.9	$153.3
Asset impairment charges	(344.5)	(13.6)	(344.5)	(13.6)
Non-cash amounts related to contractual obligations	0.8	—	(21.4)	—

Segment OIBDA	$(265.8)	$73.7	$(234.0)	$139.7

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

On an as reported basis, Radio Markets revenue increased $54.4 million to $185.0 million for the quarter ended June 30, 2008, from $130.6 million for the quarter ended June 30, 2007. The increase in revenue was the result of the Merger on June 12, 2007. On a pro forma basis, Radio Markets revenue decreased $15.8 million, or 7.9%, from $200.8 million in the quarter ended June 30, 2007 as compared to $185.0 million for the quarter ended June 30, 2008. The decline in net revenues at the Radio Markets was primarily attributable to lower revenues in our Atlanta, GA; Washington, D.C.; Dallas, TX; Chicago, IL; Los Angeles, CA; San Francisco, CA; New York, NY and Minneapolis, MN radio stations. On a pro forma basis, Radio Market national revenues were down approximately 14.1% and local revenues were down approximately 6.5%. The decreased revenues are attributable to an overall decline in the total market revenues. Subsequent to June 30, 2008, Radio Markets revenue remains weak.

On an as reported basis, Segment OIBDA was a loss of $265.8 million for the quarter ended June 30, 2008 as compared to Segment OIBDA income of $44.0 million for same period in 2007. The decrease in Segment OIBDA for the three months ended June 30, 2008 was primarily the result of an increase of $330.9 million in non-cash asset impairment charges, partially offset by the operations of the ABC Radio stations acquired on June 12, 2007.

On a pro forma basis, Segment OIBDA was a loss of $265.8 million for the quarter ended June 30, 2008 as compared to Segment OIBDA income of $73.7 million for same period in 2007. The decrease in Segment OIBDA for the three months ended June 30, 2008 was primarily attributable to the non-cash asset impairment charges discussed above and the decrease in Radio Markets net revenues, partially offset by reduced sales and promotional costs.

The increase in depreciation and amortization in the second quarter of 2008 as compared to the second quarter of 2007 is primarily due to the Merger. For additional information regarding depreciation and amortization, see Note 3 to the consolidated condensed financial statements.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

On an as reported basis, Radio Markets revenue increased $122.6 million to $346.1 million for the six months ended June 30, 2008, from $223.5 million for the six months ended June 30, 2007. The increase in revenue was the result of the Merger on June 12, 2007. On a pro forma basis, Radio Markets revenue decreased $27.6 million, or 7.4%, from $373.7 million in the six months ended June 30, 2007 as compared to $346.1 million for the six months ended June 30, 2008. The decline in net revenues at the Radio Markets was primarily attributable to lower revenues in our Washington, D.C.; Atlanta, GA; New York, NY; Dallas, TX; Chicago, IL; Los Angeles, CA; San Francisco, CA and Minneapolis, MN radio stations. On a pro forma basis, Radio Market national revenues were down approximately 14.3% and local revenues were down approximately 5.8%. The decreased revenues are attributable to an overall decline in the total market revenues. Subsequent to June 30, 2008, Radio Markets revenue remain weak.

On an as reported basis, Segment OIBDA was a loss of $234.0 million for the six months ended June 30, 2008 as compared to Segment OIBDA income of $78.7 million for same period in 2007. The decrease in Segment OIBDA for the six months ended June 30, 2008 was primarily the result of an increase of $330.9 million in non-cash asset impairment charges and a non-cash amount related to contractual obligations of $21.4 million, partially offset by the operations of the ABC Radio stations acquired on June 12, 2007.

On a pro forma basis, Segment OIBDA was a loss of $234.0 million for the six months ended June 30, 2008 as compared to Segment OIBDA income of $139.7 million for same period in 2007. The decrease in Segment OIBDA for the six months ended June 30, 2008 was primarily attributable to an increase of $330.9 million in non-cash asset impairment charges, a non-cash amount related to contractual obligations of $21.4 million and the decrease in Radio Markets net revenues, partially offset by reduced sales and promotional costs.

The increase in depreciation and amortization during the six months ended June 30, 2008 as compared to the same period in 2007 is primarily due to the Merger. For additional information regarding depreciation and amortization, see Note 3 to the consolidated condensed financial statements.

Radio Network

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Radio Network—as reported
Net revenues	$46.1	$11.0	$92.5	$11.0

Segment OIBDA, exclusive of related asset impairment charges shown separately below	$7.1	$3.3	$13.5	$3.3
Asset impairment charges	(19.9)	—	(19.9)	—
Depreciation and amortization	(9.0)	(0.7)	(11.1)	(0.7)

Operating income	$(21.8)	$2.6	$(17.5)	$2.6

Radio Network—pro forma
Net revenues	$46.6	$52.2	$90.0	$94.2

Segment OIBDA, exclusive of related asset impairment charges shown separately below	$7.7	$10.6	$11.0	$11.0
Asset impairment charges	(19.9)	—	(19.9)	—

Segment OIBDA	$(12.2)	$10.6	$(8.9)	$11.0

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

On an as reported basis, Radio Network net revenue increased $35.1 million to $46.1 million for the quarter ended June 30, 2008, from $11.0 million for the quarter ended June 30, 2007. The increase in revenue was the result of the Merger on June 12, 2007. On a pro forma basis, Radio Network net revenue decreased $5.6 million, or 10.7%, from $52.2 million for the three months ended June 30, 2007 to $46.6 million for the three months ended June 30, 2008. The revenue decrease was primarily due to lower revenues from the Paul Harvey contract, certain underperforming urban products, as well as our news product, partially offset by increased revenues from our Hispanic targeted products.

On an as reported basis, Radio Network Segment OIBDA was a loss of $12.8 million for the quarter ended June 30, 2008 as compared to Segment OIBDA income of $3.3 million for the quarter ended June 30, 2007. The decrease in Segment OIBDA for the three months ended June 30, 2008 was primarily attributable to $19.9 million in non-cash asset impairment charges, partially offset by the operations of the Radio Network.

On a pro forma basis, Segment OIBDA was a loss of $12.2 million for the three months ended June 30, 2008 as compared to Segment OIBDA income of $10.6 million for the same period in 2007. The decrease in Segment OIBDA was primarily the result of $19.9 million in non-cash asset impairment charges, in addition to the decrease in revenues discussed above, partially offset by decreases in programming expenses.

The increase in depreciation and amortization in the second quarter of 2008 as compared to the second quarter of 2007 is primarily due to the Merger. For additional information regarding depreciation and amortization, see Note 3 to the consolidated condensed financial statements.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

On an as reported basis, Radio Network net revenue increased $81.5 million to $92.5 million for the six months ended June 30, 2008, from $11.0 million for the six months ended June 30, 2007. The increase in revenue was the result of the Merger on June 12, 2007. On a pro forma basis, Radio Network net revenue decreased $4.2 million, or 4.5%, from $94.2 million for the six months ended June 30, 2007 to $90.0 million for the six months ended June 30, 2008. The revenue decrease was primarily due to lower revenues from the Paul Harvey contract, certain underperforming urban products, as well as our news product, partially offset by increased revenues from our Hispanic targeted products.

On an as reported basis, Radio Network Segment OIBDA was a loss of $6.4 million for the six months ended June 30, 2008 as compared to Segment OIBDA income of $3.3 million for the six months ended June 30, 2007. The decrease in Segment OIBDA for the six months ended June 30, 2008 was primarily attributable to $19.9 million in non-cash asset impairment charges offset by the operations of the Radio Network.

On a pro forma basis, Segment OIBDA was a loss of $8.9 million for the six months ended June 30, 2008 as compared to Segment OIBDA income of $11.0 million for the same period in 2007. The decrease in Segment OIBDA was primarily the result of $19.9 million in non-cash asset impairment charges, in addition to the decrease in revenues discussed above, partially offset by decreases in programming expenses and general and administrative costs.

The increase in depreciation and amortization for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is primarily due to the Merger. For additional information regarding depreciation and amortization, see Note 3 to the consolidated condensed financial statements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash provided by the operations of our Radio Markets and our Radio Network and undrawn commitments expected to be available under our Senior Credit and Term Facility (as more fully described in the “Senior Debt” section below).

Pursuant to the Tax Sharing and Indemnification Agreement with TWDC, for a period of two years the Company may not enter into any agreement with respect to any transaction involving the acquisition of Company common stock or the issuance of shares of common stock of the Company except in certain limited instances.

As a result of the Merger, we have substantial indebtedness that may limit our ability to grow, compete, and obtain additional financing in the credit and capital markets. As of June 30, 2008, we had a total indebtedness of approximately $2.2 billion. This indebtedness is substantial in amount and could have a material impact on us. For example, these obligations could: (i) require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of cash flow for other purposes, including funding future expansion and ongoing capital expenditures; (ii) impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes; (iii) limit our ability to compete, expand and make capital improvements; (iv) increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and (v) limit or prohibit our ability to pay dividends and make other distributions.

Operating Activities

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Net cash provided by operating activities	$46.5	$66.6	$(20.1)

Net cash provided by operating activities was $46.5 million for the six months ended June 30, 2008 as compared to $66.6 million for the six months ended June 30, 2007. The decrease of approximately $20.1 million is primarily the result of an increase in cash interest payments and changes in operating assets and liabilities, partially offset by the operations of the ABC Radio Markets and the Radio Network.

Investing Activities

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Net cash used in investing activities	$(4.1)	$(18.2)	$14.1

Net cash used in investing activities for the six months ended June 30, 2008 of $4.1 million consists primarily of capital expenditures made during the period, offset by proceeds from the sale of stations. Net cash used in investing activities for the six months ended June 30, 2007 of $18.2 million consists primarily of Merger-related costs incurred by the Company of approximately $21.8 million and $4.0 million of capital expenditures, partially offset by the proceeds of approximately $7.4 million from the sale of assets.

Financing Activities

	June 30, 2008	June 30, 2007	$ Change
	(Amounts in millions)
Net cash (used in) provided by financing activities	$(179.9)	$32.0	$(211.9)

Net cash used in financing activities was $179.9 million for the six months ended June 30, 2008, compared to net cash provided by financing activities of $32.0 million during the six months ended June 30, 2007. The increase in cash used in financing activities included $276.6 million related to the early extinguishment of debt, including associated fees, comprised of prepayments of the Company’s Senior Credit and Term Facility of $122.7 million and repurchases of Amended Notes of $153.9 million, partially offset by $98.0 million in borrowings under the Company’s revolving portion of the Senior Credit and Term Facility.

Financing activities during the six months ended June 30, 2007 included the (i) proceeds from the new senior debt and borrowings under the previous credit facility of approximately $2,175.0 million, (ii) the repayment of $1,351.9 million for the debt assumed as part of the Merger, (iii) the repayments of the Company’s previous credit facility of $441.0 million and (iv) payment of dividends and a special distribution to pre-merger shareholders of approximately $296.8 million.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. During the six months ended June 30, 2007, we entered into agreements to repurchase approximately 1.2 million shares of our common stock for an aggregate amount of approximately $11.7 million, which was paid in cash. Cash paid for repurchases settled in the six-month period ended June 30, 2007 was approximately $12.2 million. In addition, we acquired approximately 0.8 million shares and 0.9 million shares of common stock for approximately $1.2 million and $8.9 million during the six months ended June 30, 2008 and 2007, respectively, through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory withholding tax required by the relevant tax authorities. Additionally, we paid a dividend and a special distribution to holders of our common stock during the first six months of 2007 of approximately $296.8 million. No dividends were paid during the six months ended June 30, 2008.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes, capital expenditures, and acquisitions of additional radio stations. Our capital expenditures totaled $5.1 million during the six months ended June 30, 2008, as compared to $4.0 million during the six months ended June 30, 2007. For the year ending December 31, 2008, the Company estimates that capital expenditures necessary for our existing facilities will be approximately $12.0 million to $15.0 million. We believe that cash flows from our Radio Markets and our Radio Network operating activities, together with availability under our new credit and term facility described below, should be sufficient for us to fund our current operations for at least the next 12 months.

To the extent we require additional capital to fund our capital expenditures, pending or future acquisitions, dividends, or any of our other contractual or commercial commitments, we intend to seek additional funding in the credit markets, and there can be no assurance that we will be able to obtain financing on terms acceptable to us.

The Separation Agreement contains a post-closing deferred purchase price adjustment (“Working Capital Adjustment”) that is payable to TWDC once the parties have agreed on the amount. As of June 30, 2008, the Company estimates the amount payable under the Working Capital Adjustment will be between $15.0 million and $22.0 million, including accrued interest, and expects payment to be made during the third quarter of 2008.

With the completion of the Merger, we intend to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest some of our stations. We are currently required to divest eight stations that exceed the applicable ownership limits. Depending on market conditions, we would expect to generate between $75 million and $175 million in gross sale proceeds over the next 12 to 24 months, which includes the stations that are required to be divested as a result of the Merger and certain markets contemplated for sale.

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. In accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, for the six months ended June 30, 2008, the Company incurred restructuring costs of $5.5 million for employee severance, including $0.2 million incurred during the second quarter. Total restructuring charges through June 30, 2008 were $6.2 million, of which $3.5 million has been paid, including $1.3 million paid during the quarter ended June 30, 2008. As of June 30, 2008, $2.7 million remains accrued.

Our common stock is currently listed on the New York Stock Exchange (the “NYSE”). Section 802.01C of the NYSE’s Listed Company Manual requires that a company’s common stock trade at a minimum average closing share price of $1.00 during a consecutive 30-day trading period. On August 7, 2008, we received notice from the NYSE that we have fallen below the NYSE’s continued listing criteria related to minimum share price. In accordance with NYSE guidelines, we intend to submit a plan to address the price deficiency within 10 business days of receiving notice from the NYSE. Subject to compliance with the NYSE’s other continued listing standards, our common stock will continue to be listed on the NYSE. Although we intend to cure its deficiency and to return to compliance with the NYSE continued listing requirements, there can be no assurance that we will be able to do so. If we have not cured the deficiency within the applicable time period, then it is possible our common stock may be subject to suspension and delisting procedures. If our common stock is delisted from the NYSE, then our common stock may trade on the Over-the-Counter Bulletin Board, which is viewed by most investors as a less desirable and less liquid marketplace. Delisting from the NYSE also could make trading our common stock more difficult for our investors, leading to declines in share price, and could make it more difficult and expensive for us to raise additional capital.

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

In March 2008, the Company paid down $29.0 million and $84.3 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of approximately $90.6 million. In April 2008, the Company paid down $29.0 million of the Tranche A Term Loans for a payment of approximately $24.1 million. The Company also paid down $5.0 million and $2.0 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $6.1 million in May 2008.

On May 30, 2008, the Senior Credit and Term Facility was amended a second time to permit the Company to make additional voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts through December 31, 2008 in an aggregate amount of up to $200.0 million less the aggregate amounts of voluntary prepayments made under the first amendment. The Company is not obligated to make any such prepayments, and the Company has not yet made any additional voluntary prepayments pursuant to the second amendment.

As of June 30, 2008, our Senior Credit and Term Facility consisted of the following:

Availability. The amount available of revolving loans under the Senior Credit and Term Facility at June 30, 2008 was $100.6 million.

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

Maturity and Amortization. Principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount as of June 30, 2008
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011 December 31, 2011, March 31, 2012, June 30, 2012	$22,500
September 30, 2012, December 31, 2012, March 31, 2013	$112,500
June 12, 2013	$49,456

Principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,391.2 million on June 12, 2014.

The revolving loans under the Senior Credit and Term Facility are due in full on June 12, 2013.

Security and Guarantees. Our operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

Covenants. Our Senior Credit and Term Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, prohibit fundamental changes and limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, enter into sale and leaseback transactions, or make investments, loans and advancements. Our Senior Credit and Term Facility also contains covenants related to the satisfaction of a consolidated maximum net leverage ratio, as more fully described therein, which is 8.5 to 1.0 through September 30, 2008, 7.75 to 1.0 through September 30, 2009, 7.25 to 1.0 through September 30, 2010, and 6.75 to 1.0 thereafter. We were in compliance with our covenants as of June 30, 2008; however, there is no assurance that if the current economic slowdown continues for a prolonged period that we will continue to be in compliance with these covenants.

Subordinated Debt and Convertible Subordinated Notes

On February 18, 2004, the Company sold $330.0 million principal amount of convertible subordinated notes. These convertible subordinated notes (the “Original Notes”) are due in February of 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these Original Notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of Original Notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the Original Notes, the initial conversion price was adjusted to be $25.16 per share of our common stock, effective immediately after November 30, 2005, as a result of the declared dividend to stockholders of record on November 30, 2005 on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to any subsequent dividends declared, since, in lieu of such adjustment, holders of the Original Notes will be entitled to the dividend amount upon conversion.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133. This derivative financial instrument is measured using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the conversion option using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) a risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term, which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial condition and results of operations. The derivative liability had virtually no estimated fair value as of June 30, 2008 and December 31, 2007. There was essentially no change in the estimated fair value of the derivative financial instrument during the quarter or six months ended June 30, 2008.

The Company had been involved in litigation with certain of the holders of the Original Notes regarding allegations of events of default having arisen from the ABC Radio Merger Agreement and from other agreements relating to the Merger and the actions contemplated therein.

As of March 31, 2008, the Company, the trustee under the indenture, and holders of a majority in principal amount of the outstanding Original Notes (the “Majority Noteholders”) entered into a settlement agreement (the “Settlement Agreement”) to resolve the Company’s litigation relating to the indenture and the Original Notes.

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes that are tendered into the exchange offer for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes do not differ in any material respect from those of the Original Notes. On May 7, 2008, the Company commenced the tender and exchange offer related to its Original Notes and on June, 5, 2008, the Company completed the tender and exchange offer and repurchased $55.0 million of the Original Notes that were tendered and not withdrawn. The remaining Original Notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of Amended Notes.

The Company may elect to redeem the Amended Notes at $900 per $1,000 principal amount of the Amended Notes through December 31, 2008. The Amended Notes may be redeemed at the election of the Company at $950 per $1,000 principal amount of the Amended Notes from January 1, 2009 through June 30, 2009 and for the remainder of 2009 if the balance of the Amended Notes outstanding is equal to or less than $165.0 million as of July 1, 2009; otherwise, the Company may redeem the Amended Notes at par value.

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

Since the aggregate principal amount of outstanding Amended Notes will be less than $165.0 million as of December 31, 2008, the interest rate on the Amended Notes will not be reset to 6.0% per annum on a basis that is retroactive to January 1, 2008, and will not be reset in 2009 to the annual interest rate which would be required in order to make all such Amended Notes trade at par value.

For more information relating to this matter, see the summaries of the material terms of the Settlement Agreement included in Item 8.01 of the Company’s Current Reports on Form 8-K filed on February 12, 2008 and March 25, 2008 with the Securities and Exchange Commission (the “SEC”) and incorporated herein by reference. Those summaries are qualified in their entirety by reference to the complete text of the Settlement Agreement, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K which was filed with the SEC on March 25, 2008 and is incorporated herein by reference. Lastly, additional information relating to the pro rata cash tender and exchange offer was included in Item 8.01 of the Company’s Current Report on Form 8-K, which was filed on April 16, 2008 with the SEC and is incorporated herein by reference.

As of June 30, 2008, we have repurchased an aggregate amount of $180.5 million in principal amount of convertible subordinated notes, including the $55.0 million of Original Notes related to the initial exchange offer and as of August 6, 2008, we have repurchased an additional $40.5 million in principal amount of Amended Notes. As the outstanding balance of the Amended Notes is now less than $165.0 million, we will not be subject to the 2% rate increase discussed above for the Amended Notes outstanding as of December 31, 2008. Although the Company expects to continue to repurchase additional Amended Notes, there can be no assurance that additional Amended Notes will be repurchased.

The contingent interest rate adjustments included in the Amended Notes are required to be accounted for in accordance with SFAS No. 133 and could cause interest to vary in future periods depending on the outstanding balance of Amended Notes. Accordingly, as of June 30, 2008, we estimated the fair value of the contingent interest derivative using a discounted cash flow analysis considering various repurchase scenarios, yielding a value of approximately $1.2 million.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurement.

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

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2—Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3—Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact the adoption of SFAS 160 will have on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Guidance contained in FSP No. EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for the Company beginning with the first quarter of 2009, and all prior-period earnings per share data presented will be adjusted retrospectively. Management expects that adoption of FSP No. EITF 03-6-1 will impact the amount of its previously-reported earnings per share.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates and assumptions, as more fully disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, relate in particular to the determination of the fair market value of assets acquired and liabilities assumed and the allocation of purchase price consideration; the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values (see also Note 3 to the consolidated condensed financial statements); the analysis of the measurement of deferred tax assets; the identification and quantification of income tax liabilities as a result of uncertain tax positions; the determination of the appropriate service period underlying equity awards and the evaluation of historical performance compared to the terms of the performance objectives contained in performance-vesting awards; the accounting treatment of interest rate hedging activities; the valuation of the contingent interest rate derivative related to our convertible subordinated notes; and the determination of the allowance for estimated uncollectible accounts and notes receivable. We also use assumptions when determining the value of certain fully vested stock units, equity awards containing market conditions and when employing the Black-Scholes valuation model to estimate the fair value of stock options and certain derivative financial instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable judgments. Actual results could differ significantly from these estimates under different assumptions and conditions. There have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2007.

Contractual and Commercial Commitments

In connection with the Merger in June 2007, we entered into a Senior Credit and Term Agreement that provides for $200.0 million in revolving loans through June 2013, $600.0 million term loans maturing in June 2013, and $1,535.0 million term loans maturing in June 2014. On March 13, 2008, the Senior Credit and Term Facility was amended to permit us to make voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts on up to three occasions for a period of 90 days after the date of the amendment in an aggregate amount of up to $200.0 million. We are not obligated to make any such prepayments, and the discount percentage for each prepayment is based on the amount below par at which the lenders are willing to permit the voluntary prepayment. The amendment also reduces the aggregate amount of the uncommitted incremental credit facilities under the Senior Credit and Term Facility from $750 million to $350 million; we have not borrowed from any of these incremental facilities to date. In March 2008, we paid down $29.0 million and $84.3 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of approximately $90.6 million plus accrued interest of approximately $0.7 million. In April 2008, we paid down $29.0 million of the Tranche A Term Loans for a payment of approximately $24.1 million. We also paid down $5.0 million and $2.0 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $6.1 million in May 2008.

On May 30, 2008, the Senior Credit and Term Facility was amended a second time to permit us to make additional voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts through December 31, 2008 in an aggregate amount of up to $200.0 million less the aggregate amounts of voluntary prepayment made under the first amendment. We are not obligated to make any such prepayments, and we have not yet made any additional voluntary prepayments pursuant to the second amendment.

We also had $149.5 million outstanding under our convertible subordinated notes, the terms of which were modified pursuant to a settlement agreement as discussed more fully above under the heading “Subordinated Debt and Convertible Subordinated Notes.”

As a result of the amendments to our Senior Credit and Term Facility as well as our convertible subordinated notes as of June 30, 2008, the contractual commitments of the Company have changed since December 31, 2007. Other than as discussed above, there have been no significant changes in our contractual and commercial commitments as of June 30, 2008 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

The table below reflects the Company’s estimated contractual obligations related to the Senior Credit and Term Facility and the convertible subordinated notes, both as amended, as of June 30, 2008:

	Payments Due by Period (in millions)
Contractual Obligation	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Senior debt	$—	$75.4	$605.7	$1,402.6	$2,083.7
Convertible subordinated notes (1)	—	149.5	—	—	149.5
Interest payments on convertible notes (1)	9.0	19.5	—	—	28.5
Variable interest payments (2)	88.8	176.1	155.9	55.2	476.0

1.	As a result of the modifications to the terms of the convertible subordinated notes discussed further above under the heading “Subordinated Debt and Convertible Subordinated Notes,” the Amended Notes contain contingent interest rate features, which could cause interest incurred to vary in future periods depending on the outstanding balance of Amended Notes. Because the aggregate principal amount of outstanding Amended Notes will be less than $165.0 million as of December 31, 2008, the interest rate on the Amended Notes will not be reset to 6.0% per annum on a basis that is retroactive to January 1, 2008, and will not be reset in 2009 to the annual interest rate which would be required in order to make all such Amended Notes trade at par value. The table above reflects interest at 4.0% through December 31, 2008 and 8.0% from January 1, 2009 through the contractual term of the convertible subordinated notes, which assumes (i) the June 30, 2008 outstanding balance of convertible subordinated notes and (ii) no change in the stated interest rate effective January 1, 2010. The Company repurchased an additional $40.5 million principal amount of Amended Notes subsequent to June 30, 2008; these subsequent payments are not reflected in the table above.
2.	The interest amounts expected to be paid on our Senior Credit and Term Facility are estimated based on interest rates in effect as of June 30, 2008.

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

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our Senior Credit and Term Facility, which bears interest based on variable rates. As of June 30, 2008, we had outstanding indebtedness of $2,083.7 million under our Senior Credit and Term Facility. In June 2007, we entered into an interest rate swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which we pay a fixed rate of 5.394% and receive a variable rate from the counterparty based on a three-month London Inter-Bank Offered Rate. As of June 30, 2008, the notional amount of the interest rate swap agreement was $1,029.4 million. Therefore, our remaining debt of approximately $1.1 billion outstanding as of June 30, 2008 is subject to fluctuations in the underlying interest rates. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to this remaining debt. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $10.5 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and constant interest rate based on the variable rates in place as of June 30, 2008.

As discussed above under the heading “Subordinated Debt and Convertible Subordinated Notes,” we have recorded the fair value of the derivative financial instruments related to our convertible subordinated notes. At each subsequent reporting date, we measure the estimated fair value of the derivative financial instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings. We measure the fair value using various assumptions. Changes in these assumptions can impact the estimated fair value of the derivatives, but as of June 30, 2008, any resulting changes are not material.

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

Based on their evaluations as of June 30, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June  30, 2008.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 21, 2006, the Company received a letter from an attorney claiming to represent holders of more than $109 million of the principal amount of the Company’s 1.875% Original Notes due 2011 that purported to be a notice of default under the indenture governing the Original Notes. The letter alleges that events of default have arisen and continue to arise (i) from the ABC Radio Merger Agreement, (ii) from other agreements relating to the Merger and (iii) the actions contemplated therein (collectively the “Transactions”). Specifically, the letter alleges that the Transactions will or do constitute a fundamental change under the indenture. On April 24, 2006, the Company received a second letter from the same attorney claiming that the Company failed to cure the alleged defaults and that an event of default has occurred and is continuing under the indenture. The second letter also purports to declare the principal amount of the Original Notes, and the accrued and unpaid interest thereon, due and payable immediately. On July 17, 2006, the Company filed a complaint against certain of the holders of Original Notes in the Supreme Court for the State of New York seeking a judgment declaring that the Transactions do not constitute a fundamental change for purposes of the indenture (the “Litigation”). On March 1, 2007, the court permitted Wilmington Trust Company, the trustee under the indenture (the “Trustee”), to intervene as a defendant and counter-claim plaintiff in the action and dismissed the individual defendants. Thereafter, discovery was completed, and both parties filed motions for summary judgment with the Supreme Court for the State of New York.

On February 12, 2008, the Company disclosed that the Company, the Trustee, and holders of a majority in principal amount of the outstanding Original Notes (the “Majority Noteholders”) had reached an agreement in principle that would, when and if final, result in the settlement and dismissal of the Litigation. The parties subsequently entered into a Settlement Agreement, dated March 19, 2008 (“Settlement Agreement”) the material terms of which include, among others:

(1) the Majority Noteholders would (i) waive any alleged past and existing defaults and their consequences related to the Transactions, (ii) rescind any acceleration and its consequences related to the Transactions and (iii) agree to irrevocably tender their Original Notes in connection with a tender and exchange offer by the Company for all of the outstanding Original Notes;

(2) the indenture would be amended to confirm that the Transactions did not result in a “fundamental change”; and

(3) the Company would commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”) as soon as reasonably practicable, but not later (subject to certain exceptions) than 60 days after the later of (a) the signing of the Settlement Agreement, (b) the filing of the stipulation of discontinuance, (c) the receipt of consent of TWDC (described in more detail below), and (d) confirmation establishing the Majority Noteholders as holders of a majority of principal amount of the Notes. The Amended Notes would have the following interest terms: (1) interest on the Amended Notes would initially be payable at an annual rate of 4%, on a basis that is effective retroactively from January 1, 2008; (2) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is greater than $165.0 million, then (i) the annual interest rate on the Amended Notes then outstanding would increase by 2% (i.e., to a rate of 6%) retroactively from January 1, 2008 and (ii) as of January 1, 2009, the annual rate on any Amended Notes outstanding would be changed to a rate that would make the holders of Amended Notes whole for any discount (i.e., make Amended Notes trade at par); and (3) if as of December 31, 2008 the aggregate principal amount of the remaining outstanding Amended Notes is less than or equal to $165.0 million, then (i) on January 1, 2009, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to 8%, which increase shall be effective through December 31, 2009 and (ii) on January 1, 2010, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to a rate that would make the holders of Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par).

The Litigation was dismissed on April 10, 2008.

For more information relating to this matter and other pending legal matters, see the Annual Report on Form 10-K filed by the Company with the SEC on February 29, 2008, in Part I, Item 3, “Legal Proceedings.” In addition, summaries of the material terms of the Settlement Agreement were included in Item 8.01 of the Company’s Current Reports on Form 8-K filed on February 12, 2008 and March 25, 2008 with the SEC and incorporated herein by reference. Those summaries are qualified in their entirety by reference to the complete text of the Settlement Agreement, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed which was filed with the SEC on March 25, 2008 and is incorporated herein by reference. Lastly, additional information relating to the pro rata cash tender and exchange offer was included in Item 8.01 of the Company’s Current Report on Form 8-K, which was filed on April 16, 2008 with the SEC and is incorporated herein by reference.

We are involved in certain other claims and lawsuits arising in the ordinary course of our business, including new matters which involve various aspects of the ABC Radio Business. We believe that such litigation matters and claims will be resolved without a material adverse impact on our financial condition, results of operations, or cash flows.

See Part I, Item 1, Financial Statements, Note 15 to the Quarterly Report on Form 10-Q for the period ended March 31, 2008, as well as those matters discussed in Part II, Item 8, Financial Statements, Note 19 in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 for more information regarding specific legal actions and claims brought against us.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting held on May 19, 2008, a majority of the Company’s stockholders: (i) elected Michael J. Regan, Thomas V. Reifenheiser and Herbert J. Siegel as directors and (ii) ratified the appointment of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending December 31, 2008.

The results of voting for the election of directors were as follows:

Director	For	Against	Broker Non- Votes	Abstain/Withheld
Michael J. Regan	211,336,062	—	—	6,109,666
Thomas V. Reifenheiser	210,565,978	—	—	6,879,750
Hebert J. Siegel	198,138,637	—	—	19,307,091

The results of voting for the appointment of Deloitte & Touche LLP for the fiscal year ending December 31, 2008 were as follows:

For	Against	Abstain	Non-Votes
216,031,635	1,137,145	276,947	—

ITEM 5.	OTHER INFORMATION

The Company’s common stock is currently listed on the NYSE. Section 802.01C of the NYSE’s Listed Company Manual requires that a company’s common stock trade at a minimum average closing share price of $1.00 during a consecutive 30-day trading period. On August 7, 2008, the Company received notice from the NYSE that it has fallen below the NYSE’s continued listing criteria related to minimum share price. In accordance with NYSE guidelines, the Company intends to submit a plan to address the price deficiency within 10 business days of receiving notice from the NYSE. Subject to compliance with the NYSE’s other continued listing standards, the Company’s common stock will continue to be listed on the NYSE. Although the Company intends to cure its deficiency and to return to compliance with the NYSE continued listing requirements, there can be no assurance that it will be able to do so.

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description
4.1	Indenture, dated as of June 11, 2008, between Citadel Broadcasting Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company with the SEC on June 12, 2008).

10.1	Settlement Agreement, dated as of March 19, 2008, by and among Citadel Broadcasting Corporation, Wilmington Trust Company, as successor trustee and certain individual holders of Citadel Broadcasting Corporation’s 1.875% convertible subordinated notes due 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K which was filed with the SEC on March 25, 2008).

10.2	Summary of Settlement Agreement, dated as of March 19, 2008, by and among Citadel Broadcasting Corporation, Wilmington Trust Company, as successor trustee and certain individual holders of Citadel Broadcasting Corporation’s 1.875% convertible subordinated notes due 2011 (incorporated by reference to Item 8.01 of the Current Report on Form 8-K filed by the Company with the SEC on February 12, 2008).

10.3	Summary of $55.0 million pro rata cash tender offer for the 1.875% convertible subordinated notes due 2011 of Citadel Broadcasting Corporation (incorporated by reference to Item 8.01 of the Current Report on Form 8-K filed by the Company with the SEC on April 16, 2008).

10.4	Summary of Settlement Agreement, dated as of March 19, 2008, by and among Citadel Broadcasting Corporation, Wilmington Trust Company, as successor trustee and certain individual holders of Citadel Broadcasting Corporation’s 1.875% convertible subordinated notes due 2011 (incorporated by reference to Item 8.01 of the Current Report on Form 8-K filed by the Company with the SEC on March 25, 2008).

10.5	First Amendment and Waiver, dated March 13, 2008, to the Credit Agreement, dated June 12, 2007, among Citadel Broadcasting Corporation, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Deutsche Bank Trust Company Americas as Syndication Agents, and Credit Suisse, Cayman Islands Branch and Wachovia Bank, National Association as Documentation Agents (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company with the SEC on March 13, 2008).

Exhibit Number	Exhibit Description
10.6	Second Amendment and Waiver, dated May 30, 2008, to the Credit Agreement, dated June 12, 2007, among Citadel Broadcasting Corporation, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Deutsche Bank Trust Company Americas as Syndication Agents, and Credit Suisse, Cayman Islands Branch and Wachovia Bank, National Association as Documentation Agents (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company with the SEC on June 5, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: August 8, 2008	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ RANDY L. TAYLOR
Randy L. Taylor
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1	Indenture, dated as of June 11, 2008, between Citadel Broadcasting Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company with the SEC on June 12, 2008).

10.1	Settlement Agreement, dated as of March 19, 2008, by and among Citadel Broadcasting Corporation, Wilmington Trust Company, as successor trustee and certain individual holders of Citadel Broadcasting Corporation’s 1.875% convertible subordinated notes due 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on March 25, 2008).

10.2	Summary of Settlement Agreement, dated as of March 19, 2008, by and among Citadel Broadcasting Corporation, Wilmington Trust Company, as successor trustee and certain individual holders of Citadel Broadcasting Corporation’s 1.875% convertible subordinated notes due 2011 (incorporated by reference to Item 8.01 of the Current Report on Form 8-K filed by the Company with the SEC on February 12, 2008).

10.3	Summary of $55.0 million pro rata cash tender and exchange offer for the 1.875% convertible subordinated notes due 2011 of Citadel Broadcasting Corporation (incorporated by reference to Item 8.01 of the Current Report on Form 8-K filed by the Company with the SEC on April 16, 2008).

10.4	Summary of Settlement Agreement, dated as of March 19, 2008, by and among Citadel Broadcasting Corporation, Wilmington Trust Company, as successor trustee and certain individual holders of Citadel Broadcasting Corporation’s 1.875% convertible subordinated notes due 2011 (incorporated by reference to Item 8.01 of the Current Report on Form 8-K filed by the Company with the SEC on March 25, 2008).

10.5	First Amendment and Waiver, dated March 13, 2008, to the Credit Agreement, dated June 12, 2007, among Citadel Broadcasting Corporation, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Deutsche Bank Trust Company Americas as Syndication Agents, and Credit Suisse, Cayman Islands Branch and Wachovia Bank, National Association as Documentation Agents (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company with the SEC on March 13, 2008).

10.6	Second Amendment and Waiver, dated May 30, 2008, to the Credit Agreement, dated June 12, 2007, among Citadel Broadcasting Corporation, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Deutsche Bank Trust Company Americas as Syndication Agents, and Credit Suisse, Cayman Islands Branch and Wachovia Bank, National Association as Documentation Agents (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company with the SEC on June 5, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.