Form 10-Q
period 2008-09-30
CITADEL BROADCASTING CORP
filed 2008-11-07
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, net of shares held in treasury, there were 269,944,781 shares of common stock, $.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

September 30, 2008

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$17,099	$200,321
Accounts receivable, net	179,019	198,580
Prepaid expenses and other current assets (including deferred income tax assets of $28,824 and $28,956 as of September 30, 2008 and December 31, 2007, respectively)	40,709	39,660

Total current assets	236,827	438,561

Long term assets:
Property and equipment, net	210,311	135,623
FCC licenses	2,010,605	2,192,422
Goodwill	689,496	948,920
Customer and affiliate relationships, net	105,098	65,992
Other assets, net	51,107	61,917

Total assets	$3,303,444	$3,843,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$113,889	$114,064

Long-term liabilities:
Senior debt	2,025,982	2,135,000
Convertible subordinated notes (net of discount of $1,207 and $1,528 as of September 30, 2008 and December 31, 2007, respectively)	73,984	328,472
Other long-term liabilities, less current portion	102,233	67,554
Deferred income tax liabilities	580,563	571,106

Total liabilities	2,896,651	3,216,196

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at September 30, 2008 and December 31,2007; no shares issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value – authorized, 500,000,000 shares at September 30, 2008 and December 31, 2007; issued, 297,664,403 and 290,726,502 shares at September 30, 2008 and December 31, 2007, respectively; outstanding, 269,987,447 and 263,891,162 shares at September 30, 2008 and December 31, 2007, respectively	2,977	2,907
Additional paid-in capital	2,433,629	2,422,076
Treasury stock, at cost, 27,676,956 and 26,835,340 shares at September 30, 2008 and December 31, 2007, respectively	(344,254)	(343,042)
Accumulated other comprehensive loss, net	(29,389)	(30,369)
Accumulated deficit	(1,656,170)	(1,424,333)

Total stockholders’ equity	406,793	627,239

Total liabilities and stockholders’ equity	$3,303,444	$3,843,435

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$213,890	$240,207	$648,890	$474,284

Operating Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below	86,863	88,773	261,058	156,550
Selling, general and administrative	55,736	61,865	170,430	131,970
Corporate general and administrative	7,277	9,663	27,080	32,349
Local marketing agreement fees	337	337	998	997
Asset impairment and disposal charges	7,310	495,786	371,711	509,372
Depreciation and amortization	11,126	11,141	34,525	18,439
Non-cash amounts related to contractual obligations	—	—	21,440	—
Other, net	30	74	(1,666)	(3,473)

Operating expenses	168,679	667,639	885,576	846,204

Operating income (loss)	45,211	(427,432)	(236,686)	(371,920)

Interest expense, net	30,629	40,366	96,057	61,668
Gain on extinguishment of debt	(32,485)	—	(85,678)	—
Write-off of deferred financing costs and debt discount upon extinguishment of debt	3,133	—	9,787	555

Income (loss) before income taxes	43,934	(467,798)	(256,852)	(434,143)
Income tax expense (benefit)	15,948	(20,045)	(25,015)	3,055

Net income (loss)	$27,986	$(447,753)	$(231,837)	$(437,198)

Net income (loss) per share—basic	$0.11	$(1.71)	$(0.88)	$(2.55)

Net income (loss) per share—diluted	$0.11	$(1.71)	$(0.88)	$(2.55)

Dividends declared per share	$—	$—	$—	$0.18

Special distribution declared per share	$—	$—	$—	$2.4631

Weighted average common shares outstanding:
Basic	262,823	261,458	262,746	171,683

Diluted	262,823	261,458	262,746	171,683

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(231,837)	$(437,198)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,525	18,439
Non-cash amounts related to contract obligations	21,440	—
Gain on extinguishment of debt	(85,678)	—
Write-off of deferred financing costs and debt discount	9,787	555
Asset impairment and disposal charges	371,711	509,372
Non-cash debt related amounts	428	604
Provision for bad debts	2,282	2,462
Gain on sale of assets	(607)	(3,473)
Deferred income taxes	(30,849)	1,373
Stock-based compensation expense	11,107	17,262
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,744	(17,093)
Prepaid expenses and other current assets	734	(2,798)
Accounts payable, accrued liabilities and other obligations	(9,374)	10,840

Net cash provided by operating activities	104,413	100,345

Cash flows from investing activities:
Capital expenditures	(6,983)	(9,540)
FCC license upgrades	(2,103)	—
Proceeds from sale of assets	1,228	10,791
Other assets, net	90	200
ABC Radio merger acquisition costs	(388)	(19,148)

Net cash used in investing activities	(8,156)	(17,697)

Cash flows from financing activities:
Payments for early extinguishment of debt, including related fees	(404,149)	—
Debt issuance costs	—	(33,590)
Proceeds from senior credit and term facility	126,000	2,135,000
Repayment of ABC Radio indebtedness	—	(1,351,855)
Borrowings from senior credit facility	—	40,000
Principal payments on senior credit facility	—	(441,000)
Purchase of shares held in treasury	(1,212)	(21,057)
Dividends paid to holders of common stock	—	(296,821)
Stock issuance costs associated with ABC merger	—	(4,436)
Principal payments on other long-term obligations	(118)	(73)
Repayment of stockholder notes	—	258

Net cash (used in) provided by financing activities	(279,479)	26,426

Net (decrease) increase in cash and cash equivalents	(183,222)	109,074
Cash and cash equivalents, beginning of period	200,321	3,747

Cash and cash equivalents, end of period	$17,099	$112,821

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Supplemental schedule of cash flow information

Cash Payments:
Interest	$99,909	$62,376
Income taxes	3,935	1,291
Barter Transactions:
Equipment purchases through barter	—	92
Barter Revenue - included in net revenue	13,738	9,753
Barter Expenses - included in cost of revenues and selling, general and administrative expense	13,068	9,368
Other Non-Cash Transactions:
Accrual of capital expenditures and FCC license upgrades	1,223	637
Settlement of note receivable for FCC license	9,650	—
National representation firm guarantee	13,192	—
Accrual of other assets	—	343
Accrual of dividend gross-up obligation	—	807
Issuance of treasury shares for 401(k) plan employer match	—	650
FIN 48 liability	—	287
Discount related to contingent interest rate derivative	5,073	—
Change in fair value of derivative	4,756	2,510
Change in fair value of interest rate swap liability, net of tax	980	15,460

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

The Company’s consolidated condensed balance sheets as of September 30, 2008 and December 31, 2007 include the acquired assets and assumed liabilities of ABC Radio. The Company’s consolidated condensed statements of operations and cash flows also include the operating results of the ABC Radio Business subsequent to the closing date of the Merger on June 12, 2007.

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

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (the “Trustee”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. The Trustee agreement stipulates that the Company must fund any operating shortfalls of the Trustee’s activities, and any excess cash flow generated by the Trustee is distributed to the Company. Also, the Company has transferred a station to a divestiture trust to comply with FCC ownership limits in connection with a station acquisition (together with the Trustee, the “Divestiture Trusts”). The Company consolidates the Divestiture Trusts in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, which addresses consolidation by a business enterprise of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) hold a significant variable interest in, or have significant involvement with, an existing VIE.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications

A reclassification has been made to prior year amounts to conform to the current year presentation. In order to conform ABC Radio’s presentation subsequent to the Merger to the Company’s presentation, certain expenses relating to employee benefits were reclassified from selling, general and administrative to cost of revenues in the accompanying unaudited consolidated condensed statements of operations in the amount of $0.6 million for the three and nine months ended September 30, 2007.

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

Allowance for Estimated Uncollectible Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net, on the accompanying consolidated condensed balance sheets consisted of the following:

	September 30, 2008	December 31, 2007

	(in thousands)
Receivables	$186,357	$206,644
Allowance for estimated uncollectible accounts	(7,338)	(8,064)

Accounts receivable, net	$179,019	$198,580

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

Debt Issuance Costs and Debt Discount

The costs related to the issuance of debt are capitalized as other assets and amortized to interest expense using the effective interest rate method over the term of the related debt. The discounts recorded as reductions to the convertible subordinated notes are also amortized to interest expense over the contractual term of the notes. The balances of debt issuance costs and discounts are adjusted to interest expense in relation to the pay down or repurchase of the underlying debt.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s partial adoption of SFAS No. 157 in 2008 did not have a material impact on its consolidated financial condition or results of operations.

The Company’s financial assets are measured at fair value on a recurring basis. See further discussion regarding the valuation of the derivatives and the interest rate swap at Note 7 and Note 8, respectively. Financial liabilities measured at fair value on a recurring basis as of September 30, 2008 were as follows:

	Carrying Amount	Total Fair Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Liabilities:
Contingent interest derivative	$318	$318	$—	$318
Interest rate swap	48,013	48,013	48,013	—

Total liabilities	$48,331	$48,331	$48,013	$318

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

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, for the nine months ended September 30, 2008, the Company incurred restructuring costs of $5.5 million for employee severance, none of which was incurred during the third quarter. Total restructuring charges through September 30, 2008 were $6.2 million, of which $3.9 million has been paid, including $0.3 million paid during the quarter ended September 30, 2008. As of September 30, 2008, $2.3 million remains accrued.

During the quarter ended June 30, 2008, the Company finalized its allocation of the purchase price of the Merger, which resulted primarily in the identification and valuation of additional intangible assets and certain tangible assets. The final determination of the fair market value of the assets acquired and liabilities assumed and the final allocation of the purchase price consideration is as follows:

In thousands, except per share amounts

Fair value of common stock issued:
Number of shares issued	151,707
Per share value	$7.2369

Total fair value of common stock issued	1,097,893
Value of converted equity awards	18,421
Direct transaction costs	26,675

Total purchase price consideration	1,142,989

Current assets	129,975
Property and equipment	140,475
FCC licenses	1,412,000
Other intangible assets	140,400
Other assets	5,243
Accounts payable, accrued liabilities and other liabilities	(46,443)
Deferred income tax liabilities	(589,623)
ABC Radio debt assumed	(1,350,000)
Other long-term liabilities	(17,482)

Fair value of liabilities assumed in excess of fair value of net assets acquired	$(175,455)

Goodwill	$1,318,444

In 2007 and 2008, the Company recognized impairment charges related to intangible assets acquired in connection with the Merger, which are not reflected in the purchase price allocation above (see Note 3).

The following summarized unaudited pro forma results of operations for the three and nine months ended September 30, 2007 assume that the Merger and any material station dispositions occurred as of January 1, 2007. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger and station dispositions occurred as of January 1, 2007.

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

	(in thousands, except per share amounts)
Net revenue	$238,887	$702,992
Net loss	(450,391)	(444,119)
Basic net loss per common share	$(1.72)	$(1.70)
Diluted net loss per common share	$(1.72)	$(1.70)

3. INTANGIBLE ASSETS

Indefinite-Lived Intangibles and Goodwill

Intangible assets consist primarily of FCC broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Definite-lived intangible assets are amortized in relation to the economic benefits of such assets over their total estimated useful lives.

The Company operates its business in two operating segments, the Radio Markets and Radio Network. Each geographic market where the Company conducts its operations within the Radio Markets segment is a reporting unit. The Radio Network is also a reporting unit for purposes of applying SFAS No. 142.

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

To determine fair value, the Company uses an income and/or market approach or uses other information relevant to market participants for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. If actual market conditions are less favorable than those projected by the industry or the Company, the Company may be required to recognize impairment and disposal charges in future periods, which could have a material impact on its consolidated financial condition and results of operations.

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.8 billion were recorded as part of the preliminary purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill associated with the ABC Radio Business is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s stock price decline from the date of the Merger through December 31, 2007, the Company reviewed the estimated fair value of the assets acquired in connection with the Merger as of September 30, 2007, October 1, 2007 (the Company’s annual impairment testing date), and December 31, 2007. For the year ended December 31, 2007, the Company recognized a non-cash impairment charge, in part, of $1,115.2 million, which was comprised of $347.8 million in FCC license impairment relating to the ABC Radio stations and $767.4 million in goodwill impairment relating to the ABC Radio Business, to reduce the carrying values to their estimated fair values.

As a result of the overall deterioration in the radio marketplace, the operating results of the Company’s other radio stations, the decline in the Company’s stock price discussed above, and certain reporting units being more likely than not to be disposed, the Company conducted interim impairment tests for certain of its other reporting units during the quarters ended September 30, 2007 and December 31, 2007, in addition to its annual impairment test as of October 1, 2007. As a result, the Company recorded a non-cash impairment and disposal charge relating to its other radio stations of $476.3 million during the year ended December 31, 2007, which was comprised of $156.9 million and $319.4 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values.

The radio marketplace continued to deteriorate and the Company’s stock price continued to decline throughout the first six months of 2008. As a result of this deterioration in the radio marketplace and the Company’s decline in stock price, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2008. This interim impairment test resulted in a non-cash impairment charge of approximately $364.4 million to reduce the carrying value of FCC licenses and goodwill by $188.1 million and $176.3 million, respectively, to their estimated fair values.

As discussed above, the Company’s annual impairment testing date is October 1st of each year, and, therefore, the Company will perform its annual impairment analysis in the fourth quarter. If market conditions and operational performance of the Company’s reporting units were to continue to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s FCC licenses or goodwill below the carrying amounts of the respective reporting unit, the Company may be required to recognize impairment and disposal charges, which could have a material impact on its consolidated financial condition and results of operations.

During the three months ended September 30, 2008, the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required the Company to transfer one of its existing stations in the Salt Lake City market into the Divestiture Trusts. The Company recognized a non-cash impairment and disposal charge of $7.3 million, primarily as a result of this transfer, in order to write down the FCC license of the transferred station to its estimated fair value since this station is more likely than not to be disposed. As of September 30, 2008, the Company had nine stations remaining in the Divestiture Trusts. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

During the three and nine months ended September 30, 2007, the Company recognized a non-cash impairment and disposal charge of $5.5 million and $19.1 million, respectively, to write down the carrying amounts to the estimated fair market value related to stations transferred into the Divestiture Trusts.

The changes in the carrying amounts of FCC licenses and goodwill for the nine months ended September 30, 2008 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance January 1, 2008	$2,192,422	$948,920
ABC Merger purchase price adjustments	—	(83,104)
Asset impairment and disposal charges	(195,391)	(176,320)
Acquisitions	9,445	—
Dispositions	(522)	—
FCC license signal upgrades	4,651	—

Balance September 30, 2008	$2,010,605	$689,496

As discussed at Note 1, the Company completed the Merger on June 12, 2007. The purchase price adjustments reflected in goodwill above relate primarily to the identification and valuation of additional tangible assets and indefinite-lived intangible assets, partially offset by related deferred tax adjustments.

The Separation Agreement contains a post-closing deferred purchase price adjustment (“Working Capital Adjustment”) that is payable to TWDC. During the quarter ended September 30, 2008, the amount payable under the Working Capital Adjustment was finalized, decreasing the goodwill related to the Merger by $2.4 million, net of tax.

Definite-lived intangible assets

In connection with the Merger, the Company has allocated $82.5 million to customer relationships and $57.9 million to affiliate relationships that are being amortized in relation to the economic benefits of such assets over total estimated useful lives of approximately five to seven years (see Note 2). Approximately $6.6 million and $20.1 million of amortization expense was recognized on these intangible assets during the three and nine months ended September 30, 2008, respectively, compared to approximately $6.9 million and $8.3 million recognized in the quarter and year to date periods ended September 30, 2007, respectively. The current year amounts include approximately $3.5 million representing the additional cumulative amortization for the period from the date of the Merger through June 12, 2008 relating to the increased balance of such intangible assets determined in connection with the finalization of the purchase price allocation. Other definite-lived intangible assets are included within other assets, net, in the accompanying consolidated condensed balance sheets. The amount of amortization expense for definite-lived intangible assets, excluding the assets discussed above, was $0.5 million and $0.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated condensed balance sheets, and the balances as of September 30, 2008 and December 31, 2007 were $2.0 million and $4.0 million, respectively.

The Company estimates the following amount of amortization expense over the next five years related to definite-lived intangible assets:

Amortization Expense
(in thousands)
2008	$27,316
2009	25,455
2010	22,061
2011	19,319
2012	15,083

$109,234

4. ACQUISITIONS AND DISPOSITIONS

As discussed at Note 1, the Company completed the Merger on June 12, 2007. The FCC has determined that the Merger resulted in a substantial change in control (as defined under the FCC’s rules and policies), and as a result, the Company was required to divest eleven stations that exceeded the applicable ownership limits, the carrying value of which is immaterial. The Company assigned these stations to the Divestiture Trusts immediately upon the closing of the Merger. The Company completed the sale of one of these stations during the year ended December 31, 2007.

During the quarter ended June 30, 2008, the Divestiture Trusts completed the sale of two stations for a total purchase price of approximately $1.3 million.

In connection with the Company’s prior acquisition of a radio station in Salt Lake City, UT, the Company entered into an unconditional guaranty agreement, dated May 3, 2004, to guarantee up to $20.0 million of financing on behalf of the seller. As of December 31, 2005, the guarantee was reduced to $9.7 million. On February 3, 2006, the lender notified the seller of a default under its financing, and a demand was made by the lender for payment of the outstanding balance. On June 30, 2006, the Company entered into an agreement with the lender and acquired the note receivable for approximately $9.65 million, plus accrued and unpaid interest and fees from the lender. The note receivable was collateralized by the underlying station assets. During the quarter ended September 30, 2008, the Company acquired this radio station in exchange for the balance of the note receivable. In order to comply with the FCC’s rules and policies regarding ownership limitations, the Company transferred one of its existing stations in the Salt Lake City market into the Divestiture Trusts.

In accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognized non-cash expense of approximately $7.3 million during the three and nine months ended September 30, 2008, primarily as a result of the transferred station, and approximately $5.5 million and $19.1 million during the three and nine months ended September 30, 2007, respectively, which is presented as an asset impairment and disposal charge in the accompanying consolidated condensed statement of operations to adjust certain of these assets’ carrying amounts to their estimated fair market value.

During the quarter ended September 30, 2007, the Company completed the sale of the Ithaca, NY market for approximately $3.5 million. The Company also completed the sale of a station in the Charleston, SC market.

5. OTHER LONG-TERM LIABILITIES

In the third quarter of 2004, the Company reached a settlement with its previous national representation firm and entered into a long-term agreement with a new representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with the previous representation firm and entered into a new long-term contract with the Company. In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm has agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. The Company terminated the pre-existing contract between ABC Radio and its national representation firm as of March 2008. As such, the Company recognized the estimated payments to the previous national representation firm of approximately $21.4 million as a non-cash charge related to contract obligations in the nine months ended September 30, 2008. The total deferred amount related to this contract of approximately

$26.4 million, which includes amounts owed to the Company under the contract, is included in other long-term liabilities in the accompanying consolidated condensed balance sheet as of September 30, 2008. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019, and a previous remaining unamortized charge of approximately $11.7 million as of the inception of this new contract is continuing to be amortized over the original term of the contract to which the payment relates.

The Company’s new national representation firm has guaranteed a minimum amount of national sales for the twelve month period ending March 31, 2009. Based on national sales amounts during the period from April 1, 2008 through September 30, 2008, the Company determined that it is probable that the guaranteed minimum amount of national sales for the twelve month period ending March 31, 2009 will not be attained. The present value of the estimated guaranteed amount was recorded as a receivable of approximately $13.2 million, with a corresponding deferred liability. The deferred amount will be amortized over the term of the agreement as a reduction to national representation fee expense, which is included in cost of revenues.

As part of its finalization of the purchase price allocation for the Merger in the second quarter of 2008, the Company recorded a $13.5 million liability to reflect an acquired programming contract at its estimated fair market value with a corresponding adjustment to goodwill. The Company recorded the cumulative amortization of $4.6 million corresponding to the period from the acquisition date of June 12, 2007 to December 31, 2007 in the six months ended June 30, 2008 as an adjustment to revenues. The balance of the unfavorable contract liability is being amortized as an adjustment to revenues over the remaining life of the contract, which expires in December 2009. As of September 30, 2008, the remaining unamortized unfavorable contract liability is approximately $6.7 million.

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

On May 30, 2008, the Senior Credit and Term Facility was amended a second time to permit the Company to make additional voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts through December 31, 2008 in an aggregate amount of up to $200.0 million less the aggregate amounts of voluntary prepayments made under the first amendment. The Company is not obligated to make any such prepayments.

During the quarter ended September 30, 2008, the Company paid down $4.8 million and $80.9 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $69.1 million. During the nine-month period ended September 30, 2008, the Company paid down $67.9 million and $167.1 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $190.0 million. The Company recognized a gain of approximately $16.6 million and $43.2 million in the third quarter and nine months ended September 30, 2008, respectively, resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

In connection with the Senior Credit and Term Facility, the Company incurred approximately $35.4 million of debt issuance costs, including approximately $0.3 million incurred in connection with the amendment on March 13, 2008. During the quarters ended September 30, 2008 and 2007, the amortization of these debt issuance costs was $1.2 million and $1.6 million, respectively, and for the nine months ended September 30, 2008 and 2007, the amortization was $3.9 million and $2.7 million, respectively. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Company wrote off approximately $1.1 million and $3.1 million of debt issuance costs relating to the prepayments during the three and nine months ended September 30, 2008, respectively. The remaining costs will be amortized over the respective terms of the related components of the Company’s Senior Credit and Term Facility.

Principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount as of September 30, 2008
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012	$22,500
September 30, 2012, December 31, 2012, March 31, 2013	$112,500
June 12, 2013	$44,574

Principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,310.3 million on June 12, 2014.

The revolving loans under the Senior Credit and Term Facility are due in full on June 12, 2013.

The required aggregate principal payments for the Senior Credit and Term Facility as of September 30, 2008 are as follows:

Payment Amount (in thousands)

2008	$—
2009	—
2010	37,675
2011	90,350
2012	285,350
Thereafter	1,612,607

$2,025,982

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

Below is a table that sets forth the rates and the amounts borrowed under the Company’s Senior Credit and Term Facility as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Tranche A Term Loans	$532,074	5.21 to 5.27%	$600,000	6.33 to 6.70%
Tranche B Term Loans	1,367,908	5.34 to 5.40%	1,535,000	6.46 to 6.83%
Revolving Loans	126,000	3.99 to 5.22%	—	—

As of September 30, 2008, the Company had $72.6 million available in revolving loan commitments under the Senior Credit and Term Facility.

The Company’s operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

The Company’s Senior Credit and Term Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, prohibit fundamental changes and limit the Company’s ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, enter into sale and leaseback transactions, or make investments, loans and advancements. The Company’s Senior Credit and Term Facility also contains covenants related to the satisfaction of a consolidated maximum net leverage ratio, as more fully described therein, which is 8.5 to 1.0 through September 30, 2008, 7.75 to 1.0 through September 30, 2009, 7.25 to 1.0 through September 30, 2010, and 6.75 to 1.0 thereafter. As of September 30, 2008, the Company was in compliance with its covenants under the Senior Credit and Term Facility; however, due to current economic conditions and the resulting effect on the Company’s business, there is no assurance that the Company will continue to be in compliance with these covenants. In the event that the Company is not in compliance with these covenants, then it may result in a default under the terms of the Senior Credit and Term Facility and an acceleration of the indebtedness thereunder, and there is no assurance that the Company will be able to obtain a waiver for or cure such default.

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

The Company has valued its obligation to settle dividends in cash upon conversion of its Original Notes, if any, in accordance with EITF 00-19 and SFAS No. 133. This derivative financial instrument is measured using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The derivative liability had virtually no estimated fair value as of September 30, 2008 or December 31, 2007. There was essentially no change in the estimated fair value of the derivative financial instrument during the quarter or nine months ended September 30, 2008.

The Company had been involved in litigation with certain of the holders of the Original Notes regarding allegations of events of default having arisen from the ABC Radio Merger Agreement and from other agreements relating to the Merger and the actions contemplated therein. This litigation was dismissed on April 10, 2008.

As of March 31, 2008, the Company, the trustee under the indenture, and holders of a majority in principal amount of the outstanding Original Notes had entered into a settlement agreement (the “Settlement Agreement”) to resolve the Company’s litigation relating to the indenture and the Original Notes.

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes do not differ in any material respect from those of the Original Notes. The Company completed this offer and exchange on June 5, 2008. The Company accepted all Original Notes that were validly tendered and not withdrawn in the exchange offer, and on June 11, 2008, the Company issued $274.474 million aggregate principal amount of Amended Notes pursuant to an indenture, dated as of June 11, 2008, between the Company and Wilmington Trust Company, as trustee. The Amended Notes will mature on February 15, 2011 unless earlier redeemed at the Company’s option under limited circumstances, converted into common stock at the option of any registered holder of the Amended Notes (each, a “Holder”) or repurchased by the Company at the option of the Holder under limited circumstances. As of September 30, 2008, $0.5 million of the Original Notes remain outstanding.

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

To the extent the Company receives any net proceeds of asset sales during the year ending December 31, 2008, the Company would be required to apply (1) the first $99.0 million of such proceeds to redeem Amended Notes at $900 per $1,000 principal amount of the Amended Notes until the amount of Amended Notes outstanding is equal to or less than $165.0 million and (2) 50 percent of such net proceeds thereafter to redeem Amended Notes at a redemption price of $900 per $1,000 principal amount of the Amended Notes until the amount of Amended Notes outstanding is equal to or less than $82.5 million. To the extent the Company receives any net proceeds of asset sales during the period from January 1, 2009 through December 31, 2009, the Company would be required to apply the net proceeds to redeem Amended Notes at $950 per $1,000 principal amount of the Amended Notes until the aggregate principal amount of the remaining outstanding Amended Notes is equal to or less than $82.5 million. If as of January 1, 2010, the principal amount of remaining outstanding Amended Notes is greater than $82.5 million, then to the extent the Company receives any net proceeds of asset sales on or after January 1, 2010, the Company would be required to apply all such net proceeds to redeem Amended Notes at a redemption price equal to the principal amount of the Amended Notes redeemed until the aggregate principal amount of the remaining outstanding Amended Notes is equal to or less than $82.5 million. Since the balance of Amended Notes is less than $82.5 million as of September 30, 2008, these provisions do not apply.

As of September 30, 2008, the Company had repurchased an aggregate amount of $254.8 million in principal amount of convertible subordinated notes, including the $55.0 million Original Notes related to the initial exchange offer, and recognized a gain of approximately $15.8 million and $42.4 million, both net of transaction fees, during the three and nine months ended September 30, 2008, respectively. The balance of Original Notes and Amended Notes was $0.5 million and $74.7 million, respectively, as of September 30, 2008. In the event that the Company is not in compliance with the covenants under the terms of the Senior Credit and Term Facility, the Company would also be in default under its convertible subordinated notes, and there is no assurance that the Company will be able to obtain a waiver for or cure such default.

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

Since the aggregate principal amount of outstanding Amended Notes will be less than $165.0 million as of December 31, 2008, the interest rate on the Amended Notes will not be reset to 6.0% per annum on a basis that is retroactive to January 1, 2008, and will not be reset in 2009 to the annual interest rate which would be required in order to make all such Amended Notes trade at par value. Instead, the annual interest rate on all Amended Notes that are outstanding as of January 1, 2009 will be changed to 8.0%.

The contingent interest rate adjustments included in the Amended Notes are required to be accounted for in accordance with SFAS No. 133. Accordingly, as of September 30, 2008, the Company estimated the value of the contingent interest derivative using a discounted cash flow analysis considering various repurchase scenarios, which determine the stated interest rate to be incurred, compared to a minimum base rate of interest of 4.0%. As of September 30, 2008, this analysis resulted in a value of approximately $0.3 million, and the change in fair value for the three and nine months ended September 30, 2008 represented a gain of $0.9 million and $4.8 million, respectively, which is included in the accompanying consolidated condensed statements of operations as a component of interest expense, net.

The discount amounts corresponding to the derivative financial instruments associated with the convertible subordinated notes are being amortized over the remaining contractual term of the Amended Notes. In connection with the repurchase of a portion of the Amended Notes, the Company wrote off approximately $1.3 million and $4.6 million of debt discount during the three and nine months ended September 30, 2008, respectively. For the quarters ended September 30, 2008 and 2007, the amortization of the discount on the convertible subordinated notes was $0.2 million and $0.1 million, respectively. During the nine-month periods ended September 30, 2008 and 2007, the amortization of the convertible notes discount was $0.8 million and $0.4 million, respectively.

In connection with the repurchase of a portion of the Amended Notes, the Company also wrote off approximately $0.6 million and $2.1 million of debt issuance costs during the three and nine months ended September 30, 2008, respectively, that had been capitalized related to the convertible subordinated notes. The remaining costs will be amortized over the term of the Amended Notes. For the quarters ended September 30, 2008 and 2007, the amortization of the debt issuance costs on the convertible subordinated notes was approximately $0.1 million and $0.3 million, respectively. During the nine-month periods ended September 30, 2008 and 2007, the amortization of these debt issuance costs was approximately $0.6 million and $0.8 million, respectively.

8. INTEREST RATE SWAP

In June 2007, the Company entered into an interest rate swap agreement. The agreement is an amortizing swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which the Company pays a fixed rate of 5.394% and receives a variable rate from the counterparty based on a three-month London Inter-Bank Offered Rate (“LIBOR”), for which measurement and settlement is performed quarterly. This agreement is used to manage the Company’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates, and the Company has designated the swap as a cash flow hedge in accordance with SFAS No. 133. The counterparty to this interest rate swap agreement is a major financial institution, and the Company believes that the risk of nonperformance by this counterparty is remote. The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates as compared to the Company’s fixed rate applied to the hedged amount through the term of the agreement. Changes in the fair value of the interest rate swap that are effective are recorded in accumulated other comprehensive income (loss) within total stockholders’ equity on the accompanying consolidated condensed balance sheets. As of September 30, 2008, the fair value of the swap is estimated to be a liability of approximately $48.0 million and is classified as noncurrent, and the change in fair value for the three months ended September 30, 2008 resulted in an expense of approximately $1.6 million while the Company recognized a gain of approximately $2.2 million for the nine-month period in 2008. The change in fair value for the three and nine months ended September 30, 2007 resulted in a loss of $24.1 million and $25.6 million, respectively. As there has been no ineffectiveness in the hedge, such amounts have been recorded as a component of other comprehensive income (loss).

9. STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of September 30, 2008, the Company had repurchased approximately 26.2 million shares of common stock for an aggregate amount of approximately $337.6 million under these repurchase programs. In addition, the Company has acquired approximately 0.8 million and 0.9 million shares of common stock for approximately $1.2 million and $8.9 million during the nine months ended September 30, 2008 and 2007, respectively, through transactions related to the vesting of previously awarded nonvested shares of common stock or common stock units. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory withholding tax required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. However, as a result of the Tax Sharing and Indemnification Agreement and the Merger, the Company may only repurchase additional shares under very limited circumstances. As of September 30, 2008, net of shares held in treasury, the Company had 269,987,447 shares of common stock outstanding.

Dividends

There were no dividends paid during the nine months ended September 30, 2008. Dividends paid during the nine months ended September 30, 2007 totaled $20.4 million.

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

10. COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income (loss) consists of gains or losses on derivative instruments that qualify for cash flow hedge treatment.

The following table sets forth the components of comprehensive income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income (loss)	$27,986	$(447,753)	$(231,837)	$(437,198)
Other comprehensive (loss) gain, net of tax (benefit) expense of $(254), $(9,553), $1,245 and $(10,145), respectively	(1,311)	(14,558)	980	(15,460)

Comprehensive income (loss)	$26,675	$(462,311)	$(230,857)	$(452,658)

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

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in stockholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool when the restrictions lapse or stock options are exercised or expire. As of September 30, 2008, the underlying fair value of equity awards since the date of grant has declined in value, and the Company does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the corresponding deferred tax asset, which may be material to the consolidated results of operations.

Long-Term Incentive Plans

Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan

Stock options are generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment or service as a director or independent contractor. No options were granted during the three and nine months ended September 30, 2008. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the nine months ended September 30, 2007: risk-free interest rate of approximately 5%; dividend yield of approximately 3%; expected life of approximately six years; and volatility of approximately 27%.

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

In December 2006, the compensation committee of the Company’s board of directors approved a payment to a senior executive officer of the Company for the tax differential between ordinary income and dividend income tax rates during the years ended December 31, 2006 and 2007 and for the year ending 2008, in respect of dividends and distributions, if any, the senior executive officer receives in respect of any nonvested portion of the performance-vesting shares granted as of March 16, 2006 and any Undelivered Shares that have not yet been distributed. At the Company’s discretion, such payments can be paid in cash or additional shares of common stock of the Company. During the nine months ended September 30, 2007, the Company paid approximately $1.8 million in cash and $1.1 million in shares of common stock of the Company for this tax differential payment. No payment was made during the three and nine months ended September 30, 2008 as no dividends were paid by the Company with respect to its common stock.

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

Disclosures – All Plans

Total stock-based compensation expense recognized under SFAS No. 123R was $3.9 million and $11.1 million on a pre-tax basis, or $(0.01) and $(0.07), net of tax, per basic share for the three and nine months ended September 30, 2008, respectively. The associated tax (benefit) expense for the three and nine months ended September 30, 2008 was $(0.9) million and $6.1 million, respectively. The expense for the nine months ended September 30, 2008 includes an $8.6 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Total stock-based compensation expense for the three and nine months ended September 30, 2007 was $6.1 million and $17.3 million on a pre-tax basis, or $(0.02) and $(0.10), net of tax, per basic share, respectively. The associated tax benefit for the three and nine months ended September 30, 2007 was $1.4 million and $0.7 million, respectively. The benefit for the nine months ended September 30, 2007 includes a $3.0 million non-cash write-down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards.

As of September 30, 2008, unrecognized pre-tax stock-based compensation expense was approximately $17.6 million and is expected to be recognized over a weighted-average period of approximately two years.

As of September 30, 2008, the total number of shares of common stock that remain authorized, reserved, and available for issuance under all plans was approximately 8.8 million, not including shares underlying outstanding grants.

The following table summarizes stock option activity for the Company for the nine months ended September 30, 2008:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding at January 1, 2008	13,212	$8.42
Granted	—	—
Exercised	—	—
Forfeited	(781)	6.25
Cancelled or modified	(422)	8.86

Outstanding at September 30, 2008	12,009	$8.54	4.3	$—

Vested or expected to vest at September 30, 2008	11,264	$8.75	4.2	$—

Exercisable at September 30, 2008	3,656	$8.84	4.0	$—

The weighted average grant-date fair value of options granted and assumed during the nine months ended September 30, 2007 was $1.19 per share. No options were granted during the same period in 2008 or exercised during the nine months ended September 30, 2008 or 2007.

Activity related to shares of nonvested stock is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Nonvested awards at January 1, 2008	1,972	$10.92
Granted	6,292	1.54
Awards vested	(899)	10.85
Forfeited	(231)	9.08

Nonvested awards at September 30, 2008	7,134	$2.74

Shares of Nonvested Common Stock Units
Nonvested awards at January 1, 2008	3,138	$5.90
Granted	—	—
Awards vested	(860)	5.90
Forfeited	(168)	5.90

Nonvested awards at September 30, 2008	2,110	$5.90

The total fair value of awards of nonvested shares of common stock or common stock units that vested during the nine months ended September 30, 2008 and 2007 was $14.8 million and $13.9 million, respectively.

12. INCOME TAXES

For the three months ended September 30, 2008, the Company’s effective tax rate was 36.3%. This effective rate differs from the federal tax rate of 35% as the result of state income tax expense, net of federal benefit, certain non-deductible compensation costs, and other non-deductible expenses. The effective rate was also impacted by a state tax benefit, net of federal expense, resulting from a change in the Company’s effective state tax rate.

The effective tax rate of approximately 4.3% for the three months ended September 30, 2007 differs from the federal tax rate of 35% primarily as the result of a $495.8 million in asset impairment and disposal charges for which the Company recognized a tax benefit of only $32.6 million as the majority of the charges related to non-deductible goodwill. Excluding the asset impairment and disposal charges, income before taxes would have been approximately $28.0 million and income tax expense would have been approximately $12.6 million, resulting in an effective tax rate of 45.0%

For the nine months ended September 30, 2008, the Company’s effective tax rate was 9.7%. This effective rate differs from the federal tax rate of 35% as the result of a $371.7 million asset impairment and disposal charge for which the Company recognized a tax benefit of only $81.5 million as a significant portion of the asset impairment and disposal charge related to non-deductible goodwill, a non-cash write-down of the Company’s deferred tax asset for the excess of stock compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon the vesting of stock-based awards, state income tax expense, net of federal benefit, certain non-deductible compensation costs, and other non-deductible expenses. The effective rate was also impacted by a state tax benefit, net of federal expense, resulting from a change in the Company’s effective state tax rate.

For the nine months ended September 30, 2007, the Company recognized tax expense of approximately $3.1 million based on a loss before income taxes of approximately $434.1 million. Excluding the asset impairment and disposal charge of $509.4 million and the tax benefit associated with this charge of approximately $37.8 million, income before taxes would have been approximately $75.3 million and tax expense would have been approximately $40.9 million, resulting in an effective tax rate of 54.4%. The Company’s effective tax rate differs from the federal tax rate of 35% as a result of a $3.0 million non-cash write down of the Company’s deferred tax asset, $2.4 million state income tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate upon completion of the Merger as a result of a change in the jurisdictions in which the Company conducts business, certain non-deductible compensation costs, and other non-deductible expenses.

As a result of the Merger described at Note 1, the Company has had a greater than 50% change in control and therefore, Internal Revenue Code Section 382 (“Section 382”) limits the annual amount of net operating losses that can be utilized by the Company. The annual limitation is approximately $27.1 million plus any unrealized net built-in gains and, assuming no future ownership changes, the Company expects to fully utilize existing net operating loss carry-forwards within the available carry-forward periods. However, if a future change in control under Section 382 occurs, the Company’s net operating losses could incur additional limitations. The Company will continue to evaluate the deferred tax asset based on the operations of the Company and any ownership changes under Section 382 to determine whether a change in the valuation allowance will be required to reduce the deferred tax asset to the amount that is more likely than not to be realized.

13. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution and is computed for all periods presented by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For the three months ended September 30, 2008, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) the effect of nonvested shares of common stock outstanding. Anti-dilutive instruments are not considered in this calculation.

There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the three or nine months ended September 30, 2008. Potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 4.3 million shares of common stock of the Company for the three months ended September 30, 2008, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as the effect is antidilutive. The effects of the options outstanding to purchase approximately 0.3 million and 0.9 million shares of common stock of the Company and approximately 0.1 million and 0.8 million nonvested shares of common stock outstanding were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2007, respectively, as their effect would have been antidilutive due to the net loss reported. In addition, potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 9.7 million shares of common stock of the Company for the nine months ended September 30, 2008, and 13.1 million shares of common stock of the Company for the three and nine months ended September 30, 2007, along with the related interest expense impact, net of tax for each period, were excluded from the computation of diluted weighted average shares outstanding as the effect is antidilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net revenues:
Radio Markets	$172,890	$193,849	$519,036	$417,329
Radio Network	42,883	48,305	135,380	59,330

Segment revenues	$215,773	$242,154	$654,416	$476,659

Intersegment revenues:
Radio Markets	$(1,883)	$(1,947)	$(5,526)	$(2,375)
Radio Network	—	—	—	—

Total intersegment revenues	$(1,883)	$(1,947)	$(5,526)	$(2,375)

Net revenues	$213,890	$240,207	$648,890	$474,284

Segment OIBDA, exclusive of related asset impairment and disposal charges and non-cash amounts related to contractual obligations shown separately below:
Radio Markets	$65,083	$81,873	$197,061	$174,149
Radio Network	5,871	7,359	19,343	10,618
Asset impairment and disposal charges	(7,310)	(118,186)	(371,711)	(131,772)
ABC Radio - unallocated asset impairment	—	(377,600)	—	(377,600)
Non-cash amounts related to contractual obligations	—	—	(21,440)	—
Corporate general and administrative	(7,277)	(9,663)	(27,080)	(32,349)
Depreciation and amortization	(11,126)	(11,141)	(34,525)	(18,439)
Other, net	(30)	(74)	1,666	3,473

Total operating income (loss)	45,211	(427,432)	(236,686)	(371,920)

Interest expense, net	30,629	40,366	96,057	61,668
Gain on extinguishment of debt	(32,485)	—	(85,678)	—
Write-off of deferred financing costs and debt discount upon extinguishment of debt	3,133	—	9,787	555

Income (loss) before income taxes	43,934	(467,798)	(256,852)	(434,143)
Income tax expense (benefit)	15,948	(20,045)	(25,015)	3,055

Net income (loss)	$27,986	$(447,753)	$(231,837)	$(437,198)

Operating income (loss), exclusive of related asset impairment and disposal charges and non-cash amounts related to contractual obligations shown separately below:
Radio Markets	$58,216	$73,539	$177,873	$159,096
Radio Network	1,612	4,552	4,006	7,232
Asset impairment and disposal charges	(7,310)	(118,186)	(371,711)	(131,772)
ABC Radio - unallocated asset impairment	—	(377,600)	—	(377,600)
Non-cash amounts related to contractual obligations	—	—	(21,440)	—
Corporate general and administrative	(7,277)	(9,663)	(27,080)	(32,349)
Other, net	(30)	(74)	1,666	3,473

Total operating income (loss)	$45,211	$(427,432)	$(236,686)	$(371,920)

Asset impairment and disposal charges:
Radio Markets	$7,310	$118,186	$351,841	$131,772
Radio Network	—	—	19,870	—
ABC Radio - unallocated asset impairment	—	377,600	—	377,600

Total asset impairment and disposal charges	$7,310	$495,786	$371,711	$509,372

Non-cash amounts related to contractual obligations
Radio Markets	$—	$—	$21,440	$—
Radio Network	—	—	—	—

Total non-cash amounts related to contractual obligations	$—	$—	$21,440	$—

Segment stock-based compensation expense:
Radio Markets	$1,409	$1,799	$3,690	$3,703
Radio Network	587	949	1,598	953

Total segment stock-based compensation expense	$1,996	$2,748	$5,288	$4,656

Segment depreciation and amortization:
Radio Markets	$6,867	$8,334	$19,188	$15,053
Radio Network	4,259	2,807	15,337	3,386

Total segment depreciation and amortization	$11,126	$11,141	$34,525	$18,439

			September 30, 2008	December 31, 2007

			(in thousands)
Identifiable assets:
Radio Markets			$3,095,530	$3,021,744
Radio Network			201,669	90,823
Corporate and other			6,245	730,868

Total assets			$3,303,444	$3,843,435

15. COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

The Company is involved in certain claims and lawsuits arising in the ordinary course of its business, including certain matters involving of the ABC Radio Business. The Company believes that such litigation and claims will be resolved without a material adverse impact on its results of operations, cash flows or financial condition.

The Company had been involved in litigation with certain of the holders of the Original Notes regarding allegations of events of default having arisen from the ABC Radio Merger Agreement and from other agreements relating to the Merger and the actions contemplated therein. This litigation was dismissed on April 10, 2008.

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

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company owns and operates radio stations and holds Federal Communications Commission (“FCC”) licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the markets in which it operates into one reportable segment (“Radio Markets”) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. In addition to owning and operating radio stations, we also own and operate the ABC Radio Network (“Radio Network”), which produces and distributes a variety of news and news/talk radio programming and formats. The Radio Network is a leading radio network and syndicator with approximately 4,000 station affiliates and 8,500 program affiliations and is a separate reportable segment as defined by SFAS No. 131. Our top 25 markets accounted for approximately 75.7% and approximately 75.7% of the Radio Markets segment revenue as reported for the three and nine months ended September 30, 2008. The Radio Markets segment and the Radio Network segment contributed approximately 80% and approximately 20%, respectively, of our consolidated net revenues for the quarter ended September 30, 2008 and approximately 79% and approximately 21%, respectively, for the nine months ended September 30, 2008.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. For the three and nine months ended September 30, 2008, approximately 80% and 81%, respectively, of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising, and approximately 20% and 19%, respectively, was generated from the sale of national advertising. The major categories of our Radio Markets’ advertisers include automotive companies, restaurants, entertainment companies, medical companies, banks, fast food chains, and retail merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

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

In addition, the Company’s indefinite-lived intangible assets consist of FCC broadcast licenses and goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, requires the Company to evaluate its goodwill and FCC licenses by reporting unit for possible impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The Company operates its business in two operating segments, Radio Markets and the Radio Network. Each geographic market where the Company conducts its operations within the Radio Markets segment is a reporting unit. The Radio Network is also a reporting unit pursuant to SFAS No. 142. For purposes of testing the carrying value of the Company’s FCC licenses for impairment, the fair value of FCC licenses for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a reporting unit basis are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a reporting unit basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given market, the carrying amount of the FCC license in that market is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

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

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.8 billion, were recorded as part of the preliminary purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill associated with the ABC Radio Business is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s stock price decline, the Company recognized a non-cash impairment charge for the year ended December 31, 2007 of $1,115.2 million, which was comprised of $347.8 million of FCC license impairment relating to the ABC Radio stations and $767.4 million of goodwill impairment related to the ABC Radio Business, to reduce the carrying values to their estimated fair values.

As a result of the overall deterioration in the radio marketplace, the operating results of the Company’s other radio stations, the decline in the Company’s stock price discussed above and certain reporting units being more likely than not to be disposed, the Company recorded an additional non-cash impairment and disposal charge for the year ended December 31, 2007 relating to its other radio stations of $476.3 million, which was comprised of $156.9 million and $319.4 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values.

The radio marketplace continued to deteriorate and the Company’s stock price continued to decline throughout the first six months of 2008. As a result of this deterioration in the radio marketplace and the Company’s decline in stock price, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2008. This interim impairment test resulted in a non-cash impairment charge of approximately $364.4 million to reduce the carrying value of FCC licenses and goodwill by $188.1 million and $176.3 million, respectively, to their estimated fair values.

The Company’s annual impairment testing date is October 1st of each year. Therefore, the Company will perform its annual impairment analysis in the fourth quarter. If market conditions and operational performance of the Company’s reporting units were to continue to deteriorate and management had no expectation that the performance would improve within a reasonable period of time, or if facts and circumstances change that would, more likely than not, reduce the estimated fair value of the FCC licenses and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment and disposal charges, which could have a material impact on the Company’s financial condition and results of operations.

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (the “Trustee”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. During the three months ended September 30, 2008, the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required the Company to transfer one of its existing stations in its Salt Lake City market into a divestiture trust (together with the Trustee, the “Divestiture Trusts”). The Company recognized a non-cash impairment and disposal charge of $7.3 million, primarily as a result of this transfer, in order to write down the FCC license of the transferred station to its estimated fair value since this station is more likely than not to be disposed. As of September 30, 2008, the Company had nine stations remaining in the Divestiture Trusts. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

During the three and nine months ended September 30, 2007, the Company recognized a non-cash impairment and disposal charge of $5.5 million and $19.1 million, respectively, to write down the carrying amounts to the estimated fair market value related to stations transferred into the Divestiture Trusts.

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated by us, or for which we provide sales and marketing services during the applicable periods, and of the Radio Network. The following discussion should be read in conjunction with the accompanying consolidated condensed financial statements and the related notes included in this report. As previously discussed, the Merger was completed on June 12, 2007, and accordingly, the Company’s consolidated balance sheet as of September 30, 2008 includes an allocation of the assets acquired and liabilities assumed. Pro forma amounts for the nine months ended September 30, 2008 and 2007 have been adjusted for the results of ABC Radio, including any purchase price adjustments, and any significant station dispositions.

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

Additionally, as opportunities arise, we may, on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. This could have an immediate negative impact on a station’s ratings, and there are no guarantees that the modification or change to a station’s format will be beneficial at some future time. In addition, we try to hire and maintain key on-air and programming personnel, but may not be successful in doing so. Our management is continually focused on these opportunities as well as the risks and uncertainties associated with any change to a station’s format, key on-air personalities or programming personnel. We believe that the diversification of formats at our stations helps to insulate our Radio Markets from the effects of changes in the musical tastes of the public with respect to any particular format and do not believe that the loss of any single on-air talent or program would be material to the Company’s overall business. We strive to develop strong listener loyalty as audience ratings in local markets are crucial to our stations’ financial success.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Revenues

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Net revenues:
Local	$138.9	$155.2	$(16.3)
National	75.0	85.0	(10.0)

Net revenues	$213.9	$240.2	$(26.3)

Net revenues for the three months ended September 30, 2008 decreased by approximately $26.3 million, or 10.9%, from approximately $240.2 million during the three months ended September 30, 2007 to approximately $213.9 million during the three months ended September 30, 2008. This decline in revenues is the result of a $20.9 million decrease in Radio Markets’ revenues attributable to an industry wide decline in radio advertising, in addition to a $5.4 million decrease in Radio Network’s revenues, due primarily to the Paul Harvey and Reach Media contracts. As a result of the current economic environment, the Company believes fourth quarter revenues will continue to decline as compared to prior year.

Stock-Based Compensation Expense

For the three months ended September 30, 2008, total stock-based compensation expense was $3.9 million on a pre-tax basis, with an associated tax benefit of $(0.9) million, or $(0.01), net of tax, per basic share.

For the three months ended September 30, 2007, total stock-based compensation expense was $6.1 million on a pre-tax basis, with an associated tax benefit of $(1.4) million, or $(0.02), net of tax, per basic share.

In June of 2008, the Company granted an additional 6.3 million of restricted shares to its employees. As of September 30, 2008, unrecognized pre-tax stock-based compensation was approximately $17.6 million.

Total stock-based compensation expense recognized for the three months ended September 30, 2008 and 2007 is as follows:

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Stock-based compensation expense:
Cost of revenues	$0.7	$0.9	$(0.2)
Selling, general and administrative	1.3	1.9	(0.6)
Corporate general and administrative	1.9	3.3	(1.4)

Total stock-based compensation expense:	$3.9	$6.1	$(2.2)

Cost of Revenues
	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$86.9	$88.8	$(1.9)

Cost of revenues decreased approximately $1.9 million, or 2.1%, from $88.8 million in the third quarter of 2007 to $86.9 million for the three months ended September 30, 2008. This decrease is primarily attributable to decreases at the Radio Network in talent and technical costs partially offset by programming cost increases at the Radio Markets.

Selling, General and Administrative

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$55.7	$61.9	$(6.2)

Selling, general and administrative expenses for the three months ended September 30, 2008 decreased approximately $6.2 million, or 10.0%, to $55.7 million in the third quarter of 2008 from $61.9 million for the three months ended September 30, 2007. This decrease was primarily attributed to decreases in selling-related costs at the Radio Markets.

Corporate General and Administrative

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$7.3	$9.7	$(2.4)

Corporate general and administrative expenses decreased $2.4 million to $7.3 million for the three months ended September 30, 2008 from $9.7 million during the three months ended September 30, 2007. The decrease in corporate general and administrative expense is primarily the result of a decrease in stock-based compensation of approximately $1.4 million and a decrease in professional fees.

Depreciation and Amortization

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$4.3	$4.2	$0.1
Amortization	6.8	6.9	(0.1)

Total depreciation and amortization	$11.1	$11.1	$—

Depreciation and amortization expense of $11.1 million for the three months ended September 30, 2008 was consistent with prior year’s third quarter depreciation and amortization expense. Exclusive of any significant station acquisitions or dispositions, depreciation and amortization expense for the Company is expected to be approximately $45.0 million for the year ending December 31, 2008.

Asset Impairment and Disposal Charges

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Asset impairment and disposal charges	$7.3	$495.8	$(488.5)

In connection with the Merger of the ABC Radio Business, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to the Trustee as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. During the three months ended September 30, 2008, the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required the Company to transfer one of its existing stations in its Salt Lake City market into the Divestiture Trusts. The Company recognized a non-cash impairment and disposal charge of $7.3 million, primarily as a result of this transfer, in order to write down the FCC license of the transferred station to its estimated fair value since this station is more likely than not to be disposed. As of September 30, 2008, the Company had nine stations remaining in the Divestiture Trusts. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

On June 12, 2007, the Company completed the Merger of the ABC Radio Business. FCC licenses and goodwill, totaling approximately $2.8 billion, were recorded as part of the purchase price allocation and represented a substantial portion of ABC Radio’s total assets. Due to an overall decline in the radio marketplace as well as a decline in the Company’s stock price during the three months ended September 30, 2007, the Company reviewed the estimated fair value of the assets acquired in connection with the ABC Radio transaction and recognized a $377.6 million non-cash impairment charge to reduce the carrying value of ABC Radio to its estimated fair value.

As a result of the overall decline in the radio marketplace discussed above and certain reporting units being more likely than not to be disposed, the Company also conducted an interim impairment test for certain of its other reporting units during the quarter ended September 30, 2007. As a result, the Company recorded a non-cash impairment charge of $112.7 million to reduce the carrying value of FCC licenses and goodwill by $33.9 million and $78.8 million, respectively, to their estimated fair values.

During the three months ended September 30, 2007, we also recognized a non-cash impairment charge of $5.5 million to write down the carrying amounts to the estimated fair market value related to certain stations that were transferred into a divestiture trust upon the closing of the Merger.

The Company’s annual impairment testing date is October 1st of each year. Therefore, the Company will perform its annual impairment analysis in the fourth quarter. If market conditions and operational performance of the Company’s reporting units were to continue to deteriorate and management had no expectation that the performance would improve within a reasonable period of time, or if facts and circumstances change that would, more likely than not, reduce the estimated fair value of the FCC licenses and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment and disposal charges, which could have a material impact on the Company’s financial condition and results of operations.

Operating Income (Loss)

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Operating income (loss)	$45.2	$(427.4)	$472.6

Operating income for the third quarter of 2008 was $45.2 million as compared to operating loss of $(427.4) million in the corresponding 2007 period, an increase of $472.6 million. The increase in operating income for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is primarily due to a decrease of $488.5 million in asset impairment and disposal charges and $10.5 million in operating expenses discussed above, partially offset by decreased revenue of $26.3 million.

Interest Expense, Net

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Interest expense, net	$30.6	$40.4	$(9.8)

Interest expense decreased to $30.6 million for the quarter ended September 30, 2008 from $40.4 million for the quarter ended September 30, 2007, a decrease of $9.8 million, or 24.3%. The decrease in interest expense was primarily the result of lower overall borrowing rates in addition to a reduced principal balance of the Company’s long-term debt. Additional discussion regarding the Company’s outstanding long-term debt and principal reductions during the quarter ended September 30, 2008 is located below under the headings “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount,” “Senior Debt” and “Subordinated Debt and Convertible Subordinated Notes.”

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 7 to the consolidated condensed financial statements, the convertible subordinated notes contain contingent interest rate features to be accounted for as a derivative. The Company recorded these derivative financial instruments in accordance with SFAS

No. 133, Accounting for Derivative Instruments and Hedging Activities. At each reporting date, the Company measures the estimated fair value of these instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings as an adjustment to interest expense. During the quarters ended September 30, 2008 and 2007, we recognized a gain due to the change in the estimated fair value of the derivative financial liabilities of approximately $0.9 million and approximately $0.3 million, respectively. Changes in the estimated value of the derivative liabilities could impact interest expense in future periods. In addition, see the discussion below under the heading “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount“ for future impacts on interest expense for the Company.

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

On May 30, 2008, the Senior Credit and Term Facility was amended a second time to permit the Company to make additional voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts through December 31, 2008 in an aggregate amount of up to $200.0 million less the aggregate amounts of voluntary prepayments made under the first amendment. The Company is not obligated to make any such prepayments. During the quarter ended September 30, 2008, the Company paid down $4.8 million and $80.9 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $69.1 million. The Company recognized a gain of approximately $16.6 million in the third quarter of 2008 resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

In connection with the Senior Credit and Term Facility, the Company incurred approximately $35.4 million of debt issuance costs, including approximately $0.3 million incurred in connection with the amendment on March 13, 2008. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Company wrote off approximately $1.1 million of debt issuance costs relating to the prepayments during the three months ended September 30, 2008. The remaining costs will be amortized over the respective terms of the related components of the Company’s Senior Credit and Term Facility. For each of the quarters ended September 30, 2008 and 2007, the amortization of the debt issuance costs on the Senior Credit and Term Facility was $1.2 million and $1.6 million, respectively, and is included in interest expense.

During 2008 we reached a settlement with respect to litigation involving our convertible subordinated notes whereby we repurchased $55.0 million of such notes that were tendered and not withdrawn. The remaining convertible subordinated notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). During the quarter ended September 30, 2008, we repurchased an aggregate amount of $74.3 million in principal amount of Amended Notes and recognized a gain of approximately $15.8 million, net of transaction fees.

In connection with the repurchase of a portion of the Amended Notes, we also wrote off approximately $0.6 million of debt issuance costs during the three months ended September 30, 2008 that had been capitalized related to the convertible subordinated notes. The remaining costs will be amortized over the term of the Amended Notes. For each of the quarters ended September 30, 2008 and 2007, the amortization of the debt issuance costs on the convertible subordinated notes was approximately $0.1 million and $0.3 million, respectively, and is included in interest expense.

The discount amounts corresponding to the derivative financial instruments associated with the convertible subordinated notes are being amortized over the remaining contractual term of the Amended Notes. In connection with the repurchase of a portion of the Amended Notes, we wrote off approximately $1.3 million of debt discount during the three months ended September 30, 2008. For each of the quarters ended September 30, 2008 and 2007, the amortization of the discount on the convertible subordinated notes was $0.2 million and $0.1 million, respectively, and is included in interest expense.

The reductions in the Senior Credit and Term Facility and convertible subordinated notes should reduce future quarterly interest expense, assuming interest rates remain constant.

Income Tax Expense (Benefit)

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Income tax expense (benefit)	$15.9	$(20.0)	$35.9

For the three months ended September 30, 2008, the Company’s effective tax rate was 36.3%. This effective rate differs from the federal tax rate of 35% as the result of state income tax expense, net of federal benefit, certain non-deductible compensation costs, and other non-deductible expenses. The effective rate was also impacted by a state tax benefit, net of federal expense, resulting from a change in the Company’s effective state tax rate.

For the three months ended September 30, 2007, the Company’s effective tax rate was 4.3%. This effective rate differs from the federal tax rate of 35% primarily as the result of the $495.8 million in asset impairment and disposal charges for which the Company recognized a tax benefit of only $32.6 million as the majority of the charges related to non-deductible goodwill. Excluding the asset impairment and disposal charges, income before taxes would have been approximately $28.0 million and income tax expense would have been approximately $12.6 million, resulting in an effective tax rate of 45.0%.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised or expire. As of September 30, 2008, the underlying fair value of equity awards since the date of grant has declined in value and the Company does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R, Share-Based Payment). Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire in future periods, the Company may be required to immediately recognize additional non-cash write downs of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the stock-based compensation cost previously recognized in the financial statements to the amount that is realized.

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

Net Income (Loss)

Net income was $28.0 million, or $0.11 per basic share, for the three months ended September 30, 2008 as compared to net loss of $447.8 million, or $(1.71) per basic share, for the three months ended September 30, 2007 as a result of the factors described above. Included in net income for the three months ended September 30, 2008 was a $17.3 million gain on the extinguishment of debt less write off of deferred financing costs and debt discount, net of tax, or $0.07 per basic share and approximately $4.7 million non-cash asset impairment and disposal charges, net of tax, or $(0.02) per basic share. Included in net loss for the quarter ended September 30, 2007 was approximately a $463.2 million non-cash asset impairment and disposal charge, net of tax, or $(1.77) per basic share, and $4.6 million of stock-based compensation expense, net of tax, or $(0.02) per basic share.

For the quarter ended September 30, 2008, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the three months ended September 30, 2008. The effect of the options outstanding to purchase approximately 0.3 million shares of common stock of the Company and approximately 0.1 million nonvested shares of common stock outstanding were excluded from the calculation of diluted net loss per share for the three months ended September 30, 2007 as their effect would have been antidilutive due to the net loss reported. For the three months ended September 30, 2008 and 2007, potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 4.3 million and 13.1 million shares of common stock of the Company, respectively, were not included in the calculation of diluted per share amounts as the effect would have been antidilutive.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Revenues

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Net revenues:
Local	$422.2	$340.4	$81.8
National	226.7	133.9	92.8

Net revenues	$648.9	$474.3	$174.6

Net revenues for the nine months ended September 30, 2008 increased by approximately $174.6 million, from approximately $474.3 million during the nine months ended September 30, 2007 to approximately $648.9 million during the nine months ended September 30, 2008. The increase is due to the acquisition of ABC Radio on June 12, 2007. On a pro forma basis, net revenues were $646.4 million during the nine months ended September 30, 2008 as compared to $703.0 million for the nine months ended September 30, 2007, a decrease of $56.6 million, or 8.1%. Pro forma revenues have been adjusted for the results of ABC Radio as if it had been acquired at the beginning of 2007, including any purchase price adjustments, and any significant station dispositions. The decrease in revenues on a pro forma basis was a result of a $46.0 million decline in revenue from the Radio Markets and a $10.9 million revenue decline at the Radio Network. The decline in net revenues is primarily attributable to an industry wide decline in radio advertising. On a pro forma basis, Radio Market national revenues were down approximately 12.9% and local revenues were down approximately 7.0%. As a result of the current economic environment, the Company believes fourth quarter revenues will continue to decline as compared to prior year.

Stock-Based Compensation Expense

For the nine months ended September 30, 2008, total stock-based compensation expense was $11.1 million on a pre-tax basis, with an associated tax expense of $6.1 million, or $(0.07), net of tax, per basic share. The related tax expense for the nine months ended September 30, 2008 includes an $8.6 million non-cash write-down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock awards.

For the nine months ended September 30, 2007, total stock-based compensation expense was $17.3 million on a pre-tax basis, with an associated tax benefit of $0.7 million, or $(0.10), net of tax, per basic share. The related tax benefit for the nine months ended September 30, 2007 includes a $3.0 million non-cash write-down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Also included in stock-based compensation expense for the nine months ended September 30, 2007 is approximately $0.3 million related to adjustments for dividends paid on nonvested shares of common stock that the Company estimates will not ultimately vest.

In June of 2008, the Company granted an additional 6.3 million of restricted shares to its employees. As of September 30, 2008, unrecognized pre-tax stock-based compensation was approximately $17.6 million.

Total stock-based compensation expense recognized for the nine months ended September 30, 2008 and 2007 is as follows:

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Stock-based compensation expense:
Cost of revenues	$1.7	$1.4	$0.3
Selling, general and administrative	3.6	3.3	0.3
Corporate general and administrative	5.8	12.6	(6.8)

Total stock-based compensation expense:	$11.1	$17.3	$(6.2)

Cost of Revenues
	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$261.1	$156.6	$104.5

Cost of revenues increased approximately $104.5 million, from $156.6 million for the nine months end September 30, 2007 to $261.1 million for the nine months ended September 30, 2008. The operations of ABC Radio contributed the majority of this increase in cost of revenues. On a pro forma basis, cost of revenues decreased by approximately $2.9 million, or 1.1%, to approximately $261.1 million during the nine months ended September 30, 2008, from $264.0 million for the nine months ended September 30, 2007. This decrease is primarily attributable to a reduction in programming costs for the Radio Network and reduced promotional costs for the Radio Markets, partially offset by programming cost increases at the Radio Markets.

Selling, General and Administrative

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$170.4	$132.0	$38.4

Selling, general and administrative expenses for the nine months ended September 30, 2008 increased approximately $38.4 million to $170.4 million from $132.0 million for the nine months ended September 30, 2007. This increase was primarily attributed to the expenses incurred at ABC Radio during the nine months ended September 30, 2008. On a pro forma basis, selling, general and administrative expenses decreased $13.2 million, or 7.2%, from $183.6 million for the nine months ended September 30, 2007 to approximately $170.4 million during the nine months ended September 30, 2008, primarily due to decreases in selling-related costs at the Radio Markets due to lower revenues, as well as reduced general and administrative costs at the Radio Network.

Corporate General and Administrative

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$27.1	$32.3	$(5.2)

Corporate general and administrative expenses decreased $5.2 million to $27.1 million for the nine months ended September 30, 2008, from $32.3 million during the nine months ended September 30, 2007. The decrease in corporate general and administrative expense is the result of a decrease in stock-based compensation of approximately $6.8 million and related compensation costs of $1.8 million, partially offset by increased shareholder costs, professional fee and other costs incurred in connection with the integration of the ABC Radio Business.

Depreciation and Amortization

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$14.0	$9.8	$4.2
Amortization	20.6	8.6	12.0

Total depreciation and amortization	$34.6	$18.4	$16.2

Depreciation and amortization expense was $34.6 million for the nine months ended September 30, 2008, an increase of $16.2 million compared to $18.4 million for the nine months ended September 30, 2007. The increase in depreciation and amortization expense is primarily attributable to approximately $20.1 million in amortization of definite-lived intangible assets acquired by the Company in connection with the Merger, which includes approximately $3.5 million of additional amortization expense recorded in the second quarter as a result of the Company’s final allocation of the purchase price for the ABC Radio Business. Depreciation and amortization expense for the Company is expected to be approximately $45.0 million for the year ending December 31, 2008.

Asset Impairment and Disposal Charges

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Asset impairment and disposal charges	$371.7	$509.4	$(137.7)

The radio marketplace continued to deteriorate and the Company’s stock price continued to decline throughout the first six months of 2008. As a result of this deterioration in the radio marketplace and the Company’s decline in stock price, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2008. This interim impairment test resulted in a non-cash impairment and disposal charge of approximately $364.4 million to reduce the carrying value of FCC licenses and goodwill by $188.1 million and $176.3 million, respectively, to their estimated fair values.

In connection with the Merger of the ABC Radio Business, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to the Trustee as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. During the three months ended September 30, 2008, the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required the Company to transfer one of its existing stations in its Salt Lake City market into the Divestiture Trusts. The Company recognized a non-cash impairment and disposal charge of $7.3 million, primarily as a result of this transfer, in order to write down the FCC license of the transferred station to its estimated fair value since this station is more likely than not to be disposed. As of September 30, 2008, the Company had nine stations remaining in the Divestiture Trusts. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

On June 12, 2007, the Company completed the Merger of the ABC Radio Business. FCC licenses and goodwill, totaling approximately $2.8 billion, were recorded as part of the purchase price allocation and represented a substantial portion of ABC Radio’s total assets. Due to an overall decline in the radio marketplace as well as a decline in the Company’s stock price during the three months ended September 30, 2007, the Company reviewed the estimated fair value of the assets acquired in connection with the ABC Radio transaction and recognized a $377.6 million non-cash impairment charge to reduce the carrying value of ABC Radio to its estimated fair value.

As a result of the overall decline in the radio marketplace discussed above and certain reporting units being more likely than not to be disposed, the Company also conducted an interim impairment test for certain of its other reporting units during the quarter ended September 30, 2007. As a result, the Company recorded a non-cash impairment charge of $112.7 million to reduce the carrying value of FCC licenses and goodwill by $33.9 million and $78.8 million, respectively, to their estimated fair values.

During the nine months ended September 30, 2007, we also recognized a non-cash impairment charge of $19.1 million to write down the carrying amounts to the estimated fair market value related to certain stations that were transferred into a divestiture trust upon the closing of the Merger.

The Company’s annual impairment testing date is October 1st of each year. Therefore, the Company will perform its annual impairment analysis in the fourth quarter. If market conditions and operational performance of the Company’s reporting units were to continue to deteriorate and management had no expectation that the performance would improve within a reasonable period of time, or if facts and circumstances change that would, more likely than not, reduce the estimated fair value of the FCC licenses and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment and disposal charges, which could have a material impact on the Company’s financial condition and results of operations.

Non-Cash Charge Related to Contractual Obligations

In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm has agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. The Company’s termination of the pre-existing contract between ABC Radio and its national representation firm was subject to bankruptcy court approval, which was effective as of July 5, 2008 and therefore the pre-existing contract was terminated as of March 2008. As such, the Company has recognized the payment of approximately $21.4 million as a non-cash charge related to contract obligations in the nine months ended September 30, 2008, and the deferred amount related to this contract of approximately $26.4 million, which includes amounts owed to the Company under the contract, is included in other long-term liabilities in the accompanying consolidated condensed balance sheet as of September 30, 2008. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019. The previous remaining unamortized charge of approximately $11.7 million as of March 31, 2008 will be amortized over the remaining life of the original contract, which would have expired on September 30, 2011.

Operating Loss

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Operating loss	$(236.7)	$(371.9)	$135.2

Operating loss for the nine months ended September 30, 2008 was $236.7 million as compared to operating loss of $371.9 million in the corresponding 2007 period, a decrease of $135.2 million. The decrease in operating loss for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is primarily the result of a decrease in asset impairment and disposal charges of approximately $137.7 million and the operations of the ABC Radio Business acquired on June 12, 2007 offset by an increase in a non-cash charge related to contractual obligations of approximately $21.4 million and an increase in depreciation and amortization of $16.2 million.

Interest Expense, Net

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Interest expense, net	$96.1	$61.7	$34.4

Interest expense increased to $96.1 million for the nine months ended September 30, 2008 from $61.7 million for the nine months ended September 30, 2007, an increase of $34.4 million. The increase in interest expense was primarily the result of higher overall principal balances under the Senior Credit and Term Facility, partially offset by a reduction in interest rates in the current year period compared to the comparable prior year period.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 7 to the consolidated condensed financial statements, the convertible subordinated notes contain contingent interest rate features to be accounted for as a derivative. The Company recorded these derivative financial instruments in accordance with SFAS No. 133. At each reporting date, the Company measures the estimated fair value of these instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings as an adjustment to interest expense. During the nine months ended September 30, 2008 and 2007, we recognized gains due to the change in the estimated fair value of the derivative financial liabilities of approximately $4.8 million and approximately $2.5 million, respectively. Changes in the estimated value of the derivative liabilities could impact interest expense in future periods. In addition, see the discussion below under the heading “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount” for future impacts on interest expense for the Company.

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

On May 30, 2008, the Senior Credit and Term Facility was amended a second time to permit the Company to make additional voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts through December 31, 2008 in an aggregate amount of up to $200.0 million less the aggregate amounts of voluntary prepayments made under the first amendment. The Company is not obligated to make any such prepayments. During the nine-month period ended September 30, 2008, the Company paid down $67.9 million and $167.1 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $190.0 million. The Company recognized a gain of approximately $43.2 million, net of transaction fees, for the nine months ended September 30, 2008 resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

In connection with the Senior Credit and Term Facility, the Company incurred approximately $35.4 million of debt issuance costs, including approximately $0.3 million incurred in connection with the amendment on March 13, 2008. In accordance with Accounting Principles Board Opinion No. 26, the Company wrote off approximately $3.1 million of debt issuance costs relating to the prepayments during the nine months ended September 30, 2008. The remaining costs will be amortized over the respective terms of the related components of the Company’s Senior Credit and Term Facility. For the nine months ended September 30, 2008 and 2007, the amortization of the debt issuance costs on the Senior Credit and Term Facility was $3.9 million and $2.7 million, respectively, and is included in interest expense.

During 2008 we reached a settlement with respect to litigation involving our convertible subordinated notes whereby we repurchased $55.0 million of such notes that were tendered and not withdrawn. The remaining convertible subordinated notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). During the nine months ended September 30, 2008, we repurchased an aggregate amount of $254.8 million in principal amount of Amended Notes, including the $55.0 million related to the initial exchange offer, and recognized a gain of approximately $42.4 million, net of transaction fees.

In connection with the repurchase of a portion of the Amended Notes, we also wrote off approximately $2.1 million of debt issuance costs during the nine months ended September 30, 2008 that had been capitalized related to the convertible subordinated notes. The remaining costs will be amortized over the term of the Amended Notes. During the nine-month periods ended September 30, 2008 and 2007, the amortization of the debt issuance costs on the convertible subordinated notes was approximately $0.6 million and $0.8 million, respectively, and is included in interest expense.

The discount amounts corresponding to the derivative financial instruments associated with the convertible subordinated notes are being amortized over the remaining contractual term of the Amended Notes. In connection with the repurchase of a portion of the Amended Notes, we wrote off approximately $4.6 million of debt discount during the nine months ended September 30, 2008. For the nine months ended September 30, 2008 and 2007, the amortization of the discount on the convertible subordinated notes was $0.8 million and $0.4 million, respectively, and is included in interest expense.

The reductions in the Senior Credit and Term Facility and convertible subordinated notes should reduce future quarterly interest expense, assuming interest rates remain constant.

Income Tax (Benefit) Expense

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Income tax (benefit) expense	$(25.0)	$3.1	$(28.1)

For the nine months ended September 30, 2008, the Company’s effective tax rate was 9.7%. This effective rate differs from the federal tax rate of 35% as the result of a $371.7 million asset impairment and disposal charge for which the Company recognized a tax benefit of only $81.5 million as a significant portion of the asset impairment and disposal charge related to non-deductible goodwill, a non-cash write-down of the Company’s deferred tax asset for the excess of stock compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon the vesting of stock-based awards, state income tax expense, net of federal benefit, certain non-deductible compensation costs, and other non-deductible expenses. The effective rate was also impacted by a state tax benefit, net of federal expense, resulting from a change in the Company’s effective state tax rate. Excluding the asset impairment and disposal charge, income before taxes would have been approximately $114.9 million and income tax expense would have been approximately $56.4 million, resulting in an effective tax rate of 49.1%.

For the nine months ended September 30, 2007, the Company recognized tax expense of approximately $3.1 million based on a loss before income taxes of approximately $434.1 million. Excluding the asset impairment and disposal charges of $509.4 million and the tax benefit associated with this charge of approximately $37.8 million, income before taxes would have been approximately $75.3 million and tax expense would have been approximately $40.9 million, resulting in an effective rate of 54.4%. The Company’s effective rate for the nine months ended September 30, 2007 differs from the federal tax rate of 35% as the result of a $3.0 million non-cash write down of the Company’s deferred tax asset, $2.4 million state income tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate upon the completion of the Merger as a result of a change in the jurisdictions in which the Company conducts business, certain non-deductible compensation costs, and other non-deductible expenses.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised or expire. As of September 30, 2008, the underlying fair value of equity awards since the date of grant has declined in value and the Company does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire in future periods, the Company may be required to immediately recognize additional non-cash write-downs of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the stock-based compensation cost previously recognized in the financial statements to the amount that is realized.

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

Net Loss

Net loss was $231.8 million, or $(0.88) per basic share, for the nine months ended September 30, 2008, compared to net loss of $437.2 million, or $(2.55) per basic share, for the nine months ended September 30, 2007 as a result of the factors described above. Included in net loss for the nine months ended September 30, 2008 was $290.3 million of non-cash asset impairment and disposal charges, net of tax, or $(1.10) per basic share, a $12.4 million non-cash charge related to contract obligations, net of tax, or $(0.05) per basic share, a $43.9 million gain on the extinguishment of debt less write off of deferred financing costs and debt discount, net of tax, or $0.17 per basic share, and $17.2 million of stock based compensation expense, net of tax, or $(0.07) per basic share. Included in net loss for the nine months ended September 30, 2007 was approximately $471.6 million non-cash asset impairment and disposal charge, net of tax, or $(2.75) per basic share, and $16.6 million of stock-based compensation expense, net of tax, or $(0.10) per basic share.

Diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the nine months ended September 30, 2008. The effect of the options outstanding to purchase approximately 0.9 million shares of common stock of the Company and approximately 0.8 million nonvested shares of common stock outstanding were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2007 as their effect would have been antidilutive due to the net loss reported. For the nine months ended September 30, 2008 and 2007, potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 9.7 million and 13.1 million shares of common stock of the Company, respectively were not included in the calculation of diluted per share amounts as the effect would have been antidilutive due to the net loss reported.

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

The following tables present the Company’s revenues, Segment OIBDA, segment operating income, depreciation and amortization, asset impairment and disposal charges, non-cash charge related to contractual obligations and stock-based compensation expense by segment, for the three and nine months ended September 30, 2008 and 2007, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Net revenues:
Radio Markets	$172.9	$193.8	$519.0	$417.3
Radio Network	42.9	48.3	135.4	59.3

Segment revenues	$215.8	$242.1	$654.4	$476.6

Intersegment revenues:
Radio Markets	$(1.9)	$(1.9)	$(5.5)	$(2.3)
Radio Network	—	—	—	—

Total intersegment revenues	$(1.9)	$(1.9)	$(5.5)	$(2.3)

Net revenues	$213.9	$240.2	$648.9	$474.3

Segment OIBDA, exclusive of related asset impairment and disposal charges and non-cash amounts related to contractual obligations shown separately below:
Radio Markets	$65.1	$81.9	$197.0	$174.2
Radio Network	5.9	7.3	19.3	10.6
Asset impairment and disposal charges	(7.3)	(118.2)	(371.7)	(131.8)
ABC Radio - unallocated asset impairment	—	(377.6)	—	(377.6)
Non-cash amounts related to contractual obligations	—	—	(21.4)	—
Corporate general and administrative	(7.3)	(9.7)	(27.1)	(32.3)
Depreciation and amortization	(11.2)	(11.1)	(34.5)	(18.4)
Other, net	—	—	1.7	3.4

Total operating income (loss)	$45.2	$(427.4)	$(236.7)	$(371.9)

Operating income (loss), exclusive of related asset impairment and disposal charges and non-cash amounts related to contractual obligations shown separately below:
Radio Markets	$58.2	$73.5	$177.8	$159.2
Radio Network	1.6	4.6	4.0	7.2
Asset impairment and disposal charges	(7.3)	(118.2)	(371.7)	(131.8)
ABC Radio - unallocated asset impairment	—	(377.6)	—	(377.6)
Non-cash amounts related to contractual obligations	—	—	(21.4)	—
Corporate general and administrative	(7.3)	(9.7)	(27.1)	(32.3)
Other, net	—	—	1.7	3.4

Total operating income (loss)	$45.2	$(427.4)	$(236.7)	$(371.9)

Asset impairment and disposal charges:
Radio Markets	$7.3	$118.2	$351.8	$131.8
Radio Network	—	—	19.9	—
ABC Radio - unallocated asset impairment	—	377.6	—	377.6

Total asset impairment and disposal charges	$7.3	$495.8	$371.7	$509.4

Non-cash amounts related to contractual obligations
Radio Markets	$—	$—	$21.4	$—
Radio Network	—	—	—	—

Total non-cash amounts related to contractual obligations	$—	$—	$21.4	$—

Segment stock-based compensation expense:
Radio Markets	$1.4	$1.8	$3.7	$3.7
Radio Network	0.5	0.9	1.6	1.0

Total segment stock-based compensation expense	$1.9	$2.7	$5.3	$4.7

Segment depreciation and amortization:
Radio Markets	$6.9	$8.4	$19.2	$15.0
Radio Network	4.3	2.7	15.3	3.4

Total segment depreciation and amortization	$11.2	$11.1	$34.5	$18.4

Radio Markets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Radio Markets - as reported
Net revenues	$172.9	$193.8	$519.0	$417.3

Segment OIBDA, exclusive of related asset impairment and disposal charges and non-cash amounts related to contractual obligations shown separately below	$65.1	$81.9	$197.0	$174.2
Asset impairment and disposal charges	(7.3)	(118.2)	(351.8)	(131.8)
Non-cash amounts related to contractual obligations	—	—	(21.4)	—
Depreciation and amortization	(6.9)	(8.4)	(19.2)	(15.0)

Operating income (loss)	$50.9	$(44.7)	$(195.4)	$27.4

Radio Markets - pro forma
Net revenues	$172.9	$191.3	$519.0	$565.0

Segment OIBDA, exclusive of related asset impairment and disposal charges and non-cash amounts related to contractual obligations shown separately below	$65.1	$81.4	$197.0	$234.7
Asset impairment and disposal charges	(7.3)	(118.2)	(351.8)	(131.8)
Non-cash amounts related to contractual obligations	—	—	(21.4)	—

Segment OIBDA	$57.8	$(36.8)	$(176.2)	$102.9

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

On an as reported basis, Radio Markets revenue decreased $20.9 million, or 10.8% to $172.9 million for the quarter ended September 30, 2008, from $193.8 million for the quarter ended September 30, 2007. The decrease in revenue was the result of an industry wide decline in radio advertising. On a pro forma basis, Radio Markets revenue decreased $18.4 million, or 9.6%, from $191.3 million in the quarter ended September 30, 2007 as compared to $172.9 million for the quarter ended September 30, 2008. The difference in proforma revenue in 2007 is primarily related to the sale of certain stations in 2007. On a pro forma basis, Radio Market national revenues were down approximately 11.5% and local revenues were down approximately 9.1%. As a result of the current economic environment, the Company believes fourth quarter revenues will continue to decline as compared to prior year.

On an as reported basis, Segment OIBDA was $57.8 million for the quarter ended September 30, 2008 as compared to Segment OIBDA loss of $36.3 million for same period in 2007. The increase in Segment OIBDA for the three months ended September 30, 2008 was primarily the result of a decrease of $110.9 million in non-cash asset impairment and disposal charges, partially offset by the decline in Radio Markets net revenues.

On a pro forma basis, Segment OIBDA was $57.8 million for the quarter ended September 30, 2008 as compared to Segment OIBDA loss of $36.8 million for same period in 2007. The increase in Segment OIBDA for the three months ended September 30, 2008 was primarily attributable to the decrease in non-cash asset impairment and disposal charges discussed above, partially offset by the decrease in Radio Markets net revenues.

The decrease in depreciation and amortization in the third quarter of 2008 as compared to the third quarter of 2007 is primarily due to a decrease in the balance of definite-lived intangible assets as determined in connection with the finalization of the purchase price allocation. For additional information regarding depreciation and amortization, see Note 3 to the consolidated condensed financial statements.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

On an as reported basis, Radio Markets revenue increased $101.7 million to $519.0 million for the nine months ended September 30, 2008, from $417.3 million for the nine months ended September 30, 2007. The increase in revenue was the result of the Merger on June 12, 2007. On a pro forma basis, Radio Markets revenue decreased $46.0 million, or 8.1%, from $565.0 million in the nine months ended September 30, 2007 as compared to $519.0 million for the nine months ended September 30, 2008. The decline in net revenues at the Radio Markets was primarily attributable to an industry wide decline in radio advertising. On a pro forma basis, Radio Market national revenues were down approximately 12.9% and local revenues were down approximately 7.0%. As a result of the current economic environment, the Company believes fourth quarter revenues will continue to decline as compared to prior year.

On an as reported basis, Segment OIBDA was a loss of $176.2 million for the nine months ended September 30, 2008 as compared to Segment OIBDA income of $42.4 million for same period in 2007. The decrease in Segment OIBDA for the nine months ended September 30, 2008 was primarily the result of an increase of $220.0 million in non-cash asset impairment and disposal charges and a non-cash amount related to contractual obligations of $21.4 million, partially offset by the operations of the ABC Radio stations acquired on June 12, 2007.

On a pro forma basis, Segment OIBDA was a loss of $176.2 million for the nine months ended September 30, 2008 as compared to Segment OIBDA income of $102.9 million for same period in 2007. The decrease in Segment OIBDA for the nine months ended September 30, 2008 was primarily attributable to an increase of $220.0 million in non-cash asset impairment and disposal charges, a non-cash amount related to contractual obligations of $21.4 million and the decrease in Radio Markets net revenues discussed above, partially offset by decreases primarily in selling-related costs and promotional costs.

The increase in depreciation and amortization during the nine months ended September 30, 2008 as compared to the same period in 2007 is primarily due to the Merger. For additional information regarding depreciation and amortization, see Note 3 to the consolidated condensed financial statements.

Radio Network

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Radio Network - as reported
Net revenues	$42.9	$48.3	$135.4	$59.3

Segment OIBDA, exclusive of related asset impairment and disposal charges shown separately below	$5.9	$7.3	$19.3	$10.6
Asset impairment and disposal charges	—	—	(19.9)	—
Depreciation and amortization	(4.3)	(2.7)	(15.3)	(3.4)

Operating income (loss)	$1.6	$4.6	$(15.9)	$7.2

Radio Network - pro forma
Net revenues	$42.9	$49.6	$132.8	$143.7

Segment OIBDA, exclusive of related asset impairment and disposal charges shown separately below	$5.9	$8.6	$16.8	$19.7
Asset impairment and disposal charges	—	—	(19.9)	—

Segment OIBDA	$5.9	$8.6	$(3.1)	$19.7

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

On an as reported basis, Radio Network net revenue decreased $5.4 million, or 11.2% to $42.9 million for the quarter ended September 30, 2008, from $48.3 million for the quarter ended September 30, 2007. The decrease in revenue was primarily attributable to the Paul Harvey and Reach Media contracts. On a pro forma basis, Radio Network net revenue decreased $6.7 million, or 13.5%, from $49.6 million for the three months ended September 30, 2007 to $42.9 million for the three months ended September 30, 2008. The revenue decrease was primarily due to lower revenues from the Paul Harvey and Reach Media shows.

On an as reported basis, Radio Network Segment OIBDA was $5.9 million for the quarter ended September 30, 2008 as compared to $7.3 million for the quarter ended September 30, 2007. The decrease in Segment OIBDA for the three months ended September 30, 2008 was primarily attributable to the decrease in revenues discussed above, partially offset by a reduction in talent costs and technical expenses.

On a pro forma basis, Segment OIBDA was $5.9 million for the three months ended September 30, 2008 as compared to $8.6 million for the same period in 2007. The decrease in Segment OIBDA was primarily the result of the decrease in revenues discussed above, partially offset by a reduction in talent costs and technical expenses.

The increase in depreciation and amortization in the third quarter of 2008 as compared to the third quarter of 2007 is primarily due to an increase in the balance of definite-lived intangible assets as determined in connection with the finalization of the purchase price allocation. For additional information regarding depreciation and amortization, see Note 3 to the consolidated condensed financial statements.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

On an as reported basis, Radio Network net revenue increased $76.1 million to $135.4 million for the nine months ended September 30, 2008, from $59.3 million for the nine months ended September 30, 2007. The increase in revenue was the result of the Merger on June 12, 2007. On a pro forma basis, Radio Network net revenue decreased $10.9 million, or 7.6%, from $143.7 million for the nine months ended September 30, 2007 to $132.8 million for the nine months ended September 30, 2008. The revenue decrease was primarily due to lower revenues from our news product and the Paul Harvey and the Reach Media shows, partially offset by increased revenues from our Hispanic targeted products.

On an as reported basis, Radio Network Segment OIBDA was a loss of $0.6 million for the nine months ended September 30, 2008 as compared to Segment OIBDA income of $10.6 million for the nine months ended September 30, 2007. The decrease in Segment OIBDA for the nine months ended September 30, 2008 was primarily attributable to $19.9 million in non-cash asset impairment and disposal charges partially offset by the operations of the Radio Network as a result of the Merger.

On a pro forma basis, Segment OIBDA was a loss of $3.1 million for the nine months ended September 30, 2008 as compared to Segment OIBDA income of $19.7 million for the same period in 2007. The decrease in Segment OIBDA was primarily the result of $19.9 million in non-cash asset impairment and disposal charges, in addition to the decrease in revenues discussed above, partially offset by decreases in programming expenses and general and administrative costs.

The increase in depreciation and amortization for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is primarily due to the Merger. For additional information regarding depreciation and amortization, see Note 3 to the consolidated condensed financial statements.

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

As a result of the Merger, we have substantial indebtedness that may limit our ability to grow, compete, and obtain additional financing in the credit and capital markets. As of September 30, 2008, we had a total indebtedness of approximately $2.1 billion. This indebtedness is substantial in amount and could have a material impact on us. For example, these obligations could: (i) require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of cash flow for other purposes, including funding future expansion and ongoing capital expenditures; (ii) impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes; (iii) limit our ability to compete, expand and make capital improvements; (iv) increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and (v) limit or prohibit our ability to pay dividends and make other distributions.

Operating Activities

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Net cash provided by operating activities	$104.4	$100.3	$4.1

Net cash provided by operating activities was $104.4 million for the nine months ended September 30, 2008 as compared to $100.3 million for the nine months ended September 30, 2007. The increase of approximately $4.1 million is primarily the result of the operations of the ABC Radio Markets and the Radio Network and changes in operating assets and liabilities, partially offset by an increase in cash interest payments.

Investing Activities

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Net cash used in investing activities	$(8.2)	$(17.7)	$9.5

Net cash used in investing activities for the nine months ended September 30, 2008 of $8.2 million consists primarily of $9.1 million in capital expenditures made during the period and amounts paid for FCC license upgrades, offset by proceeds from the sale of stations. Net cash used in investing activities for the nine months ended September 30, 2007 of $17.7 million consists primarily of $19.1 million in ABC Radio merger acquisition costs and $9.5 million in capital expenditures, partially offset by $10.8 million of proceeds from the sale of assets.

Financing Activities

	September 30, 2008	September 30, 2007	$ Change
	(Amounts in millions)
Net cash (used in) provided by financing activities	$(279.5)	$26.4	$(305.9)

Net cash used in financing activities was $279.5 million for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $26.4 million during the nine months ended September 30, 2007. The increase in cash used in financing activities included $404.1 million related to the early extinguishment of debt, including associated fees, comprised of prepayments of the Company’s Senior Credit and Term Facility of $191.7 million and repurchases of Amended Notes of $212.4 million, partially offset by $126.0 million in borrowings under the Company’s revolving portion of the Senior Credit and Term Facility.

Financing activities during the nine months ended September 30, 2007 included (i) proceeds from the new senior debt and borrowings under the previous credit facility of approximately $2,175.0 million, (ii) the repayment of $1,351.9 million for the debt assumed as part of the Merger, (iii) the repayments of the Company’s previous credit facility and (iv) payment of dividends and a special distribution to pre-merger shareholders of approximately $296.8 million.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. During the nine months ended September 30, 2007, we entered into agreements to repurchase approximately 1.2 million shares of our common stock for an aggregate amount of approximately $11.7 million, which was paid in cash. Cash paid for repurchases settled in the nine-month period ended September 30, 2007 was approximately $12.2 million. In addition, we acquired approximately 0.8 million shares and 0.9 million shares of common stock for approximately $1.2 million and $8.9 million during the nine months ended September 30, 2008 and 2007, respectively, through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory withholding tax required by the relevant tax authorities. Additionally, we paid a dividend and a special distribution to holders of our common stock during the first nine months of 2007 of approximately $296.8 million. No dividends were paid during the nine months ended September 30, 2008.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes, capital expenditures, and acquisitions of additional radio stations. Our capital expenditures totaled $7.0 million during the nine months ended September 30, 2008, as compared to $9.5 million during the nine months ended September 30, 2007. For the year ending December 31, 2008, the Company estimates that capital expenditures necessary for our existing facilities will be approximately $10.0 million to $12.0 million. We believe that cash flows from our Radio Markets and our Radio Network operating activities, together with availability under our Senior Credit and Term Facility described below, should be sufficient for us to fund our current operations for at least the next 12 months.

In the event of a default under the Senior Credit and Term Facility and an acceleration of the indebtedness thereunder, we intend to seek additional funding in the credit markets. The current state of the credit and capital markets has resulted in severely constrained liquidity conditions. Continuation of these conditions may impact the Company’s ability to obtain additional financing, if necessary, and may increase the Company’s costs of borrowing. In the event of a default and acceleration of the indebtedness under the Company’s Senior Credit and Term Facility, there can be no assurance that the Company would be able to obtain financing on terms acceptable to us.

The Separation Agreement contains a post-closing deferred purchase price adjustment (“Working Capital Adjustment”) that is payable to TWDC. During the quarter ended September 30, 2008, the amount payable under the Working Capital Adjustment was finalized, resulting in a $16.0 million liability plus accrued interest.

With the completion of the Merger, we intend to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest some of our stations. We are currently required to divest nine stations that exceed the applicable ownership limits. The Company will continue to evaluate reasonable offers to purchase these stations or other markets that are contemplated for sale; however, given the current economic environment and conditions in the radio industry, there can be no assurance that any minimum level of asset sales will be completed.

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. In accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, for the nine months ended September 30, 2008, the Company incurred restructuring costs of $5.5 million for employee severance, none of which was incurred during the third quarter. Total restructuring charges through September 30, 2008 were $6.2 million, of which $3.9 million has been paid, including $0.3 million paid during the quarter ended September 30, 2008. As of September 30, 2008, $2.3 million remains accrued.

Our common stock is currently listed on the New York Stock Exchange (the “NYSE”). Section 802.01C of the NYSE’s Listed Company Manual requires that a company’s common stock trade at a minimum average closing share price of $1.00 during a consecutive 30-day trading period. On August 7, 2008, we received notice from the NYSE that we have fallen below the NYSE’s continued listing criteria related to minimum share price. Although we currently intend to cure this deficiency and return to compliance with the NYSE continued listing requirements, there can be no assurance that we will be able to do so. If we have not cured the deficiency within the six month time period generally provided for under NYSE guidelines, then it is possible our common stock may be subject to suspension and delisting procedures. In accordance with NYSE guidelines, however, under certain circumstances, our common stock may be subject to immediate suspension and delisting procedures with no cure period being provided. If our common stock is delisted from the NYSE, then our common stock may trade on the Over-the-Counter Bulletin Board, which is viewed by most investors as a less desirable and less liquid marketplace. Delisting from the NYSE also could make trading our common stock more difficult for our investors, leading to declines in share price, and could make it more difficult and expensive for us to raise additional capital.

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

On May 30, 2008, the Senior Credit and Term Facility was amended a second time to permit the Company to make additional voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts through December 31, 2008 in an aggregate amount of up to $200.0 million less the aggregate amounts of voluntary prepayments made under the first amendment. The Company is not obligated to make any such prepayments. During the quarter ended September 30, 2008, the Company paid down $4.8 million and $80.9 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $69.1 million. During the nine-month period ended September 30, 2008, the Company paid down $67.9 million and $167.1 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $190.0 million. The Company recognized a gain of approximately $16.6 million and $43.2 million, both net of transaction fees, in the third quarter and nine months ended September 30, 2008, respectively, resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

As of September 30, 2008, our Senior Credit and Term Facility consisted of the following:

Availability. The amount available of revolving loans under the Senior Credit and Term Facility at September 30, 2008 was $72.6 million.

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

Maturity and Amortization. Principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount as of September 30, 2008
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011 December 31, 2011, March 31, 2012, June 30, 2012	$22,500
September 30, 2012, December 31, 2012, March 31, 2013	$112,500
June 12, 2013	$44,574

Principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,310.3 million on June 12, 2014.

The revolving loans under the Senior Credit and Term Facility are due in full on June 12, 2013.

Security and Guarantees. Our operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

Covenants. Our Senior Credit and Term Facility contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, prohibit fundamental changes and limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, enter into sale and leaseback transactions, or make investments, loans and advancements. Our Senior Credit and Term Facility also contains covenants related to the satisfaction of a consolidated maximum net leverage ratio, as more fully described therein, which is 8.5 to 1.0 through September 30, 2008, 7.75 to 1.0 through September 30, 2009, 7.25 to 1.0 through September 30, 2010, and 6.75 to 1.0 thereafter. As of September 30, 2008, we were in compliance with our covenants under the Senior Credit and Term Facility; however, due to current economic conditions and the resulting effect on our business, there is no assurance that we will continue to be in compliance with these covenants. In the event that we are not in compliance with these covenants, then it may result in a default under the terms of the Senior Credit and Term Facility and an acceleration of the indebtedness thereunder, and there is no assurance that we will be able to obtain a waiver for or cure such default.

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

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133. This derivative financial instrument is measured using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the conversion option using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) a risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term, which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial condition and results of operations. The derivative liability had virtually no estimated fair value as of September 30, 2008 and December 31, 2007. There was essentially no change in the estimated fair value of the derivative financial instrument during the quarter or nine months ended September 30, 2008.

The Company had been involved in litigation with certain of the holders of the Original Notes regarding allegations of events of default having arisen from the ABC Radio Merger Agreement and from other agreements relating to the Merger and the actions contemplated therein.

As of March 31, 2008, the Company, the trustee under the indenture, and holders of a majority in principal amount of the outstanding Original Notes entered into a settlement agreement (the “Settlement Agreement”) to resolve the Company’s litigation relating to the indenture and the Original Notes.

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

To the extent the Company receives any net proceeds of asset sales during the year ending December 31, 2008, the Company would be required to apply (1) the first $99.0 million of such proceeds to redeem Amended Notes at $900 per $1,000 principal amount of the Amended Notes until the amount of Amended Notes outstanding is equal to or less than $165.0 million and (2) 50 percent of such net proceeds thereafter to redeem Amended Notes at a redemption price of $900 per $1,000 principal amount of the Amended Notes until the amount of Amended Notes outstanding is equal to or less than $82.5 million. To the extent the Company receives any net proceeds of asset sales during the period from January 1, 2009 through December 31, 2009, the Company would be required to apply the net proceeds to redeem Amended Notes at $950 per $1,000 principal amount of the Amended Notes until the aggregate principal amount of the remaining outstanding Amended Notes is equal to or less than $82.5 million. If as of January 1, 2010, the principal amount of remaining outstanding Amended Notes is greater than $82.5 million, then to the extent the Company receives any net proceeds of asset sales on or after January 1, 2010, the Company would be required to apply all such net proceeds to redeem Amended Notes at a redemption price equal to the principal amount of the Amended Notes redeemed until the aggregate principal amount of the remaining outstanding Amended Notes is equal to or less than $82.5 million. Since the balance of Amended Notes is less than $82.5 million as of September 30, 2008, these provisions do not apply.

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

Since the aggregate principal amount of outstanding Amended Notes will be less than $165.0 million as of December 31, 2008, the interest rate on the Amended Notes will not be reset to 6.0% per annum on a basis that is retroactive to January 1, 2008, and will not be reset in 2009 to the annual interest rate which would be required in order to make all such Amended Notes trade at par value. Instead, the annual interest rate on all Amended Notes that are outstanding as of January 1, 2009 will be changed to 8.0%.

For more information relating to this matter, see the summaries of the material terms of the Settlement Agreement included in Item 8.01 of the Company’s Current Reports on Form 8-K filed on February 12, 2008 and March 25, 2008 with the Securities and Exchange Commission (the “SEC”). Those summaries are qualified in their entirety by reference to the complete text of the Settlement Agreement, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K which was filed with the SEC on March 25, 2008. Lastly, additional information relating to the pro rata cash tender and exchange offer was included in Item 8.01 of the Company’s Current Report on Form 8-K, which was filed on April 16, 2008 with the SEC.

As of September 30, 2008, we have repurchased an aggregate amount of $254.8 million in principal amount of convertible subordinated notes, including the $55.0 million of Original Notes related to the initial exchange offer. Although the Company expects to continue to repurchase additional Amended Notes, there can be no assurance that additional Amended Notes will be repurchased. In the event that the Company is not in compliance with the covenants under the terms of the Senior Credit and Term Facility, the Company would also be in default under its convertible subordinated notes, and there is no assurance that the Company will be able to obtain a waiver for or cure such default.

The contingent interest rate adjustments included in the Amended Notes are required to be accounted for in accordance with SFAS No. 133 and could cause interest to vary in future periods depending on the outstanding balance of Amended Notes. Accordingly, as of September 30, 2008, we estimated the fair value of the contingent interest derivative using a discounted cash flow analysis considering various repurchase scenarios, yielding a value of approximately $0.3 million.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact the adoption of SFAS 160 will have on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Guidance contained in FSP No. EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for the Company beginning with the first quarter of 2009, and all prior-period earnings per share data presented will be adjusted retrospectively. Management expects that adoption of FSP No. EITF 03-6-1 will impact the amount of its previously-reported earnings per share.

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

Contractual and Commercial Commitments

In connection with the Merger in June 2007, we entered into a Senior Credit and Term Agreement that provides for $200.0 million in revolving loans through June 2013, $600.0 million term loans maturing in June 2013, and $1,535.0 million term loans maturing in June 2014. On March 13, 2008, the Senior Credit and Term Facility was amended to permit us to make voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts on up to three occasions for a period of 90 days after the date of the amendment in an aggregate amount of up to $200.0 million. The amendment also reduced the aggregate amount of the uncommitted incremental credit facilities under the Senior Credit and Term Facility from $750 million to $350 million; we have not borrowed from any of these incremental facilities to date. On May 30, 2008, the Senior Credit and Term Facility was amended a second time to permit us to make additional voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts through December 31, 2008 in an aggregate amount of up to $200.0 million less the aggregate amounts of voluntary prepayments made under the first amendment. We are not obligated to make any such prepayments. During the nine months ended September 30, 2008, we paid down $67.9 million and $167.1 million of Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of approximately $190.0 million.

We also had $75.2 million outstanding under our convertible subordinated notes, the terms of which were modified pursuant to a settlement agreement as discussed more fully above under the heading “Subordinated Debt and Convertible Subordinated Notes.”

As a result of the amendments to our Senior Credit and Term Facility as well as our convertible subordinated notes as of September 30, 2008, the contractual commitments of the Company have changed since December 31, 2007. Other than as discussed above, there have been no significant changes in our contractual and commercial commitments as of September 30, 2008 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

The table below reflects the Company’s estimated contractual obligations related to the Senior Credit and Term Facility and the convertible subordinated notes, both as amended, as of September 30, 2008:

	Payments Due by Period (in millions)
Contractual Obligation	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Senior debt	$—	$101.7	$606.3	$1,318.0	$2,026.0
Convertible subordinated notes (1)	—	75.2	—	—	75.2
Interest payments on convertible notes (1)	5.3	8.3	—	—	13.6
Variable interest payments (2)	107.3	212.7	180.3	47.0	547.3

1.	As a result of the modifications to the terms of the convertible subordinated notes discussed further above under the heading “Subordinated Debt and Convertible Subordinated Notes,” the Amended Notes contain contingent interest rate features, which could cause interest incurred to vary in future periods. The table above reflects interest at 4.0% through December 31, 2008 and 8.0% from January 1, 2009 through the contractual term of the convertible subordinated notes, which assumes (i) the September 30, 2008 outstanding balance of convertible subordinated notes and (ii) no change in the stated interest rate effective January 1, 2010.
2.	The interest amounts expected to be paid on our Senior Credit and Term Facility are estimated based on interest rates in effect as of September 30, 2008.

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

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our Senior Credit and Term Facility, which bears interest based on variable rates. As of September 30, 2008, we had outstanding indebtedness of $2,026.0 million under our Senior Credit and Term Facility. In June 2007, we entered into an interest rate swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which we pay a fixed rate of 5.394% and receive a variable rate from the counterparty based on a three-month London Inter-Bank Offered Rate. The counterparty to this interest rate swap agreement is a major financial institution, and the Company believes that the risk of nonperformance by this counterparty is remote. As of September 30, 2008, the notional amount of the interest rate swap agreement was $1,020.0 million. Therefore, our remaining debt of approximately $1.0 billion outstanding as of September 30, 2008 is subject to fluctuations in the underlying interest rates. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to this remaining debt. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $10.1 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and constant interest rate based on the variable rates in place as of September 30, 2008.

As discussed above under the heading “Subordinated Debt and Convertible Subordinated Notes,” we have recorded the fair value of the derivative financial instruments related to our convertible subordinated notes. At each subsequent reporting date, we measure the estimated fair value of the derivative financial instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings. We measure the fair value using various assumptions. Changes in these assumptions can impact the estimated fair value of the derivatives, but as of September 30, 2008, any resulting changes are not material.

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

Based on their evaluations as of September 30, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2008.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in certain claims and lawsuits arising in the ordinary course of our business, including certain matters involving the ABC Radio Business. We believe that such litigation matters and claims will be resolved without a material adverse impact on our financial condition, results of operations, or cash flows.

The Company had been involved in litigation with certain of the holders of the Original Notes regarding allegations of events of default having arisen from the ABC Radio Merger Agreement and from other agreements relating to the Merger and the actions contemplated therein. This litigation was dismissed on April 10, 2008. For information relating to this dismissed legal matter, see the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008 in addition to the Company’s Current Reports on Form 8-K filed with the SEC on February 12, 2008, March 25, 2008 and April 16, 2008.

ITEM 5.	OTHER INFORMATION

The Company’s common stock is currently listed on the New York Stock Exchange (the “NYSE”). Section 802.01C of the NYSE’s Listed Company Manual requires that a company’s common stock trade at a minimum average closing share price of $1.00 during a consecutive 30-day trading period. On August 7, 2008, the Company received notice from the NYSE that it had fallen below the NYSE’s continued listing criteria related to minimum share price. Although the Company currently intends to cure this deficiency and return to compliance with the NYSE continued listing requirements, there can be no assurance that it will be able to do so. If the Company has not cured the deficiency within the six month time period generally provided for under NYSE guidelines, then it is possible the Company’s common stock may be subject to suspension and delisting procedures. In accordance with NYSE guidelines, however, under certain circumstances, the Company’s common stock may be subject to immediate suspension and delisting procedures with no cure period being provided. If the Company’s common stock is delisted from the NYSE, then the Company’s common stock may trade on the Over-the-Counter Bulletin Board, which is viewed by most investors as a less desirable and less liquid marketplace. Delisting from the NYSE also could make trading the Company’s common stock more difficult for its investors, leading to declines in share price, and could make it more difficult and expensive for the Company to raise additional capital.

Resignation of Director

Subsequent to the end of the reporting period for this quarterly report on Form 10-Q, on November 4, 2008, Charles P. Rose, Jr. informed the Company of his resignation from the Company’s Board of Directors effective that same day.

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description
10.1	Compensation Agreement for Jacquelyn J. Orr, General Counsel, Vice President and Secretary, dated August 11, 2008, by and between Citadel Broadcasting Corporation and Jacquelyn J. Orr (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company with the SEC on August 13, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: November 7, 2008	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	By:	/s/ RANDY L. TAYLOR
Randy L. Taylor
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Compensation Agreement for Jacquelyn J. Orr, General Counsel, Vice President and Secretary, dated August 11, 2008, by and between Citadel Broadcasting Corporation and Jacquelyn J. Orr (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company with the SEC on August 13, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.