Form 10-K
period 2008-12-31
CITADEL BROADCASTING CORP
filed 2009-03-31
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2008, based upon the closing price of the common stock on the New York Stock Exchange, was $229.2 million.

As of March 20, 2009, there were 270,101,576 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

Citadel Broadcasting Corporation

Form 10-K

December 31, 2008

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

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “will,” and similar expressions, whether in the negative or the affirmative. All statements other than the statements of historical fact are “forward-looking statements” for the purposes of federal and state securities laws, including, without limitation, any projections on pro forma statements of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the expected effect of the business combination with ABC Radio Holdings, Inc.; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements regarding the financing of the Company’s operations or the Company’s ability to service its indebtedness; any statements of belief; and any assumptions underlying any of the foregoing. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties, and other factors, some of which are beyond our control, which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the United States of America; changes in the financial markets; fluctuations in interest rates; changes in market conditions that could impair the Company’s goodwill or intangible assets; changes in industry conditions and operations; changes in governmental regulations; changes in policies or actions or in regulatory bodies; changes in uncertain tax positions and tax rates; changes in dividend policy; changes in capital expenditure requirements; the risk that the business combination with ABC Radio Holdings, Inc. may be less favorable for the Company than originally expected; the ability of the Company to continue to utilize or comply with its current credit facility or to access alternate financing sources; as well as those matters described in Item 1A. “Risk Factors.”

All forward-looking statements in this report are qualified by these cautionary statements. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

In January 2001, Citadel Broadcasting Corporation, a Delaware corporation (the “Company”), was formed by affiliates of Forstmann Little & Co. (“FL&Co.”) and acquired substantially all of the outstanding common stock of our predecessor company in a leveraged buyout transaction. Citadel Broadcasting Company, a Nevada corporation that was the operating subsidiary of our predecessor and is now a wholly-owned subsidiary of the Company, is referred to as “Citadel Broadcasting.”

On February 6, 2006, the Company and Alphabet Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”), a Delaware corporation, and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Agreement and Plan of Merger”). The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. The Company refers to the Agreement and Plan of Merger, as amended, as the “ABC Radio Merger Agreement.”

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

Immediately following the Spin-Off and pursuant to the ABC Radio Merger Agreement, on June 12, 2007, Merger Sub was merged with and into ABC Radio, with ABC Radio continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company. Immediately thereafter, the separate corporate existence of Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The Merger became effective on June 12, 2007, at which time each share of ABC Radio common stock was converted into the right to receive one share of the Company’s common stock. As a result, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders. Immediately following the Merger, the Company’s pre-merger stockholders owned approximately 42.5%, and TWDC’s stockholders owned approximately 57.5%, of the outstanding common stock of the Company. While ABC Radio was the legal acquirer and surviving company in the Merger, the Company was the accounting acquirer in this combination. The Company applied purchase accounting to the assets and liabilities of ABC Radio, and the historical financial statement of the combined company are those of the Company.

Also, on June 12, 2007, to effectuate the Merger, the Company entered into a new credit agreement (the “Senior Credit and Term Facility” as described more fully under the Item 7 “Senior Debt” section below) with several lenders to provide debt financing to the Company in connection with the payment of a special distribution on June 12, 2007 immediately prior to the closing of the Merger in the amount of $2.4631 per share to all pre-merger holders of record of Company common stock as of June 8, 2007 (the “Special Distribution”), the refinancing of Citadel Broadcasting’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the Merger.

The Company’s consolidated balance sheets as of December 31, 2008 and 2007 include the acquired assets and assumed liabilities of ABC Radio. The Company’s consolidated statements of operations and cash flows also include the operating results of the ABC Radio Business subsequent to the closing date of the Merger on June 12, 2007.

In connection with the consummation of the transactions contemplated by the Separation Agreement and the ABC Radio Merger Agreement, as of June 12, 2007, the Company, TWDC and ABC Radio entered into a Tax Sharing and Indemnification Agreement (the “Tax Sharing and Indemnification Agreement”) that allocates (i) the responsibility for filing tax returns and preparing other tax-related information and (ii) the liability for payment and the benefit of refund or other recovery of taxes. The Tax Sharing and Indemnification Agreement also provides for certain additional representations, warranties, covenants and indemnification provisions relating to the preservation of the tax-free status of TWDC’s internal restructuring and the distribution of ABC Radio common stock to the stockholders of TWDC in the Spin-Off.

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company operates in two reportable segments in accordance with guidance provided by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) that are owned and/or operated by the Company are referred to as a market, and the Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). In addition to owning and operating radio stations, we also own and operate the ABC Radio Network (“Radio Network”), which produces and distributes a variety of radio programming and formats and syndicates across approximately 4,400 station affiliates and 8,500 program affiliations, and is a separate reportable segment as defined by SFAS No. 131.

Radio Markets

As of February 19, 2009, we owned and operated 165 FM and 58 AM radio stations, with a national footprint reaching more than 50 markets located in 27 states and the District of Columbia. The Radio Markets generate substantially all of their revenue from the sale of advertising to local, regional and national spot advertisers. We have a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. We face more competition in the larger markets that rank in the top 20 in the country based on total market revenue. However, our stations are dominant in middle and smaller markets. We rank first or second in audience share in 29 of our 54 metropolitan markets rated by The Arbitron Ratings Company (“Arbitron”). Our top 25 markets accounted for approximately 76% and 71% of the 2008 and 2007 Radio Markets segment revenue as reported, respectively. On a pro forma basis for the year ended December 31, 2007, adjusted for the results of ABC Radio and any significant dispositions, our top 25 markets contributed approximately 76% of Radio Markets segment revenue. For additional information regarding the determination of these pro forma amounts, see Note 3 to the consolidated financial statements. During the year ended December 31, 2008, the Radio Markets segment contributed approximately 79% of our consolidated net revenue, and for the year ended December 31, 2007, the Radio Markets segment contributed approximately 80% on a pro forma basis of our consolidated pro forma net revenue. As of December 31, 2008 and 2007, the Radio Markets segment represented approximately 91% and 79% of total assets, respectively.

Radio Network

The Radio Network business produces and distributes a variety of programs and formats to affiliates, including syndicated talk and music programs. The Radio Network has four of the top 10 and seven of the top 25 programs in network radio according to RADAR® 99, December 2008 (Audiences to Commercials Within

Programs). During 2008, our Radio Network syndicated programming featured popular personalities including Paul Harvey, Sean Hannity, Mike Huckabee, Mark Levin, Joe Scarborough, Tom Joyner and Michael Baisden. However, as of January 2009, the Radio Network will no longer syndicate the Sean Hannity program, and as of March 2009, the Radio Network will no longer syndicate the Paul Harvey programs.

The Radio Network business provides its affiliates with selected proprietary and syndicated content, including ABC News, a leading product in radio news, nine 24-hour music formats and targeted programming for urban and Hispanic formatted stations, enabling affiliates to meet their programming needs on a cost-effective basis. In exchange for the right to broadcast the Radio Network programming, its affiliates remit a portion of their advertising time, and in some cases an additional cash fee. In general, the Radio Network business distributes its proprietary content on a non-exclusive basis to several stations in a market on both a branded and non-branded basis. The syndicated content, as well as the 24-hour formats, are generally offered on an exclusive basis to one station in a market. The Radio Network also generates advertising revenue by embedding a defined number of advertising units in its syndicated programs, which it sells to advertisers at premium prices. In certain cases, the Radio Network business compensates its affiliates in major markets for carrying specific programming in order to ensure that such programming has the desired national coverage or to maintain a desired commercial inventory level. The Radio Network also generates revenue through affiliate contracts whereby the affiliates agree to air a certain number of commercials on a weekly basis for a set amount of compensation. The Radio Network then sells this airtime to national advertisers that want to reach a large audience across all of the Radio Network affiliates.

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

The Radio Network is also the exclusive sales representative for the ESPN Radio Network content, providing both sales and distribution services. ESPN produces the network’s programming, which includes ESPN SportsCenter, Mike & Mike In The Morning, hosted by Mike Greenberg and former NFL player Mike Golic, as well as national broadcasts of Major League Baseball, the NBA, and Bowl Championship Series. The ESPN Radio Network Sales Representation Agreement, entered into as of June 12, 2007, sets forth the terms under which the Radio Network acts as the exclusive sales representative for the ESPN Radio Network. The Radio Network provides a sales staff to solicit and negotiate the sale of advertising on behalf of the ESPN Radio Network and to manage the advertising trafficking, billing and collection functions in exchange for a portion of all net sales generated on behalf of the ESPN Radio Network for the initial two-year term of the agreement. If certain sales levels are achieved as of June 2009 then the agreement automatically renews for up to two successive one-year renewal periods; however, in the event that the sales levels are not achieved, the parties would need to negotiate any extension beyond June of 2009.

During the year ended December 31, 2008, the Radio Network segment contributed approximately 21% of our consolidated net revenue, and for the year ended December 31, 2007, the Radio Network segment contributed approximately 20% on a pro forma basis of our consolidated pro forma net revenue. For additional information regarding the determination of these pro forma amounts, see Note 3 to the consolidated financial statements. As of December 31, 2008 and 2007, the Radio Network segment represented approximately 8% and 2% of total assets, respectively.

Our Station Portfolio

The table below summarizes the metropolitan markets in which we owned and operated radio stations as of February 17, 2009. (1)

	Market Revenue Rank	Number of Owned and Operated Commercial Stations in the Market		Number of Our Stations (2)		Number of Station Owners in the Market	Our Station Group Audience share		Our Station Group Revenue Rank (4)
		FM	AM	FM	AM		Share	Rank (3)
Los Angeles, CA	1	38	34	1	1	24	5.1	5	5
New York, NY	2	39	36	1	1	21	7.1	5	4
Chicago, IL	3	43	39	1	1	23	4.6	6	7
Dallas/Ft. Worth, TX	4	38	31	2	1	22	10.4	4	4
Atlanta, GA	5	26	46	2	—	24	8.1	5	6
San Francisco, CA	6	43	26	—	2	17	10.0	5	4
Washington, DC	8	26	29	2	1	15	9.8	4	4
Detroit, MI	14	24	21	2	1	14	15.1	3	4
Minneapolis/St. Paul, MN	16	19	21	5	—	15	15.8	2	3
Salt Lake City, UT (5)	31	29	23	5	1	18	13.1	3	3
Nashville, TN	38	21	27	2	—	22	9.0	4	4
New Orleans, LA	42	18	18	4	—	13	9.3	3	3
Buffalo/Niagara Falls, NY	43	13	13	3	—	7	16.6	3	3
Memphis, TN	47	21	22	4	—	13	16.3	2	3
Tucson, AZ	48	16	14	3	2	11	14.5	3	2
Providence, RI	49	14	17	4	2	12	24.1	1	1
Oklahoma City, OK (5)	51	23	15	3	2	14	14.2	3	2
Birmingham, AL	52	19	21	4	2	12	17.8	3	2
Albuquerque, NM (5)	58	23	15	4	3	15	27.0	1	1
Knoxville, TN	61	20	21	4	1	17	28.3	1	1
Grand Rapids, MI	65	16	14	4	1	12	18.6	2	2
Harrisburg/Carlisle/York, PA	68	12	11	3	—	10	11.7	3	3
Baton Rouge, LA	70	13	7	3	2	6	26.6	2	3
Des Moines, IA	71	14	9	4	1	8	19.5	3	3
Columbia, SC	73	16	11	4	1	7	17.7	3	2
Little Rock, AR (5)	74	22	12	4	3	12	23.9	1	2
Boise, ID	76	19	11	4	2	8	27.0	1	1
Syracuse, NY	77	18	12	3	1	7	15.8	2	2
Allentown/Bethlehem, PA	78	7	10	2	—	7	20.4	2	2
Colorado Springs, CO	80	13	8	4	2	8	27	1	1
Reno, NV	81	17	11	3	1	10	28.3	1	1
Modesto, CA	82	17	6	5	1	7	30.1	1	1
Wilkes-Barre/Scranton, PA	83	21	18	5	1	10	21.5	2	2
Charleston, SC (5)	88	19	10	3	1	11	19.3	1	2
Chattanooga, TN	94	17	14	3	1	13	16.6	3	2
Portland, ME	97	17	8	4	—	4	22.6	2	2
Lafayette, LA (5)	97	19	10	4	1	11	26	2	2
Saginaw/Bay City, MI	112	14	5	4	—	7	26.9	1	1
Springfield, MA	113	11	8	1	1	7	6	4	3
Lansing/East Lansing, MI	116	11	6	4	2	4	41.2	1	1
Johnson City/Kingsport/Bristol, TN	119	16	20	2	3	13	16.1	3	2
Portsmouth/Dover/Rochester, NH	123	10	6	4	—	5	11.5	2	1

	Market Revenue Rank	Number of Owned and Operated Commercial Stations in the Market		Number of Our Stations (2)		Number of Station Owners in the Market	Our Station Group Audience share		Our Station Group Revenue Rank (4)
		FM	AM	FM	AM		Share	Rank (3)
Flint, MI	129	9	7	1	1	6	6.1	3	3
Lancaster, PA	148	5	5	1	1	6	7.3	2	1
Worcester, MA	154	5	8	3	—	7	10.6	3	2
Stockton, CA	170	7	3	2	—	4	15.3	1	1
Binghamton, NY	175	13	5	3	2	6	36.5	1	1
New London, CT	183	8	2	3	1	3	12.7	3	2
Erie, PA	184	8	5	3	1	4	22.7	2	2
Muskegon, MI	231	9	2	4	1	2	15.8	2	2
Muncie-Marion, IN	231	6	5	1	1	3	8.9	3	3
Tuscaloosa, AL	237	9	5	4	1	5	27.6	1	2
New Bedford, MA	272	6	5	1	1	4	19.8	1	1
Augusta/Waterville, ME	279	9	4	2	2	2	13.9	2	2
Other (6)		N/A	N/A	4	—	N/A		NR	N/A

Total				165	58

NR Not rated.

N/A Information not available.

(1)	The market assignments on this table reflect the way we cluster our regional station groups for accounting and operational purposes and do not necessarily mean that the station is located in the metropolitan market as defined by Arbitron or the Federal Communications Commission (“FCC”). Compliance with the FCC’s local radio ownership limits is measured by reference to the number of stations a company holds in a particular market as that market is defined by the FCC. For a discussion of the impact of the FCC rules on us and our station clusters, see “Federal Regulation of Radio Broadcasting—Multiple Ownership Rules” and “Federal Regulation of Radio Broadcasting—Time Brokerage.”

(2)	In addition to the stations listed in this table, we are currently operating one FM station serving the Oklahoma City, OK market and one station serving the Knoxville, TN market under local marketing agreements. Also, we own a station in Buffalo, NY and two stations in Salt Lake City, UT that are being operated by third parties under local marketing agreements.

(3)	The station group audience share rank is the ranking of our station group among all station groups within the demographic of people ages 12+ based upon the total station group’s audience share in that market as presented by Arbitron, Inc. through BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro™.

(4)	The station group revenue rank is the ranking, by station group market revenue, of our station group among all station groups in that market.

(5)	In connection with the Merger, the Company is required to divest certain FM stations to comply with FCC ownership limits, and therefore, these stations were assigned to a trust and are not included in the table above. Also, during 2008, the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required the Company to assign one of its existing stations in the Salt Lake City market into a divestiture trust. The Company retains a beneficial interest in the stations until such stations are sold to third parties. After the completion of sales of certain of such stations that had been assigned to divestiture trusts in 2007 and 2008, as of February 17, 2009, the stations remaining in the trusts and excluded from the table above include one station in Albuquerque, NM; one station in Charleston, SC; one station in Lafayette, LA; three stations in Little Rock, AR; two stations in Oklahoma City, OK; and one station in Salt Lake City, UT.

(6)	Includes radio stations in our Kokomo, IN and Presque Isle, ME markets, which are not rated by Arbitron.

Market and Industry Data

We based or derived the station and market data presented in this Form 10-K from third-party sources. Unless otherwise indicated, we derived (i) our station group revenue ranking information for the full year 2008, (ii) our 2008 market revenue rank, (iii) the number of owned and operated stations in the market, and (iv) the number of station owners in the market from BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro™ media research reporting as of February 17, 2009. We derived the Fall 2008 audience share data presented in this Form 10-K from Arbitron, Inc. through BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro™ media research reporting as of February 17, 2009. While we believe these industry publications are reliable, we have not independently verified the information provided.

Strategy

We are the third largest radio group in the United States, and we operate one of the three largest radio networks in the country. Thus, we are among the largest pure-play radio operators in the country with one of the leading radio network syndication platforms, and we expect this will benefit us in an increasingly competitive industry partly through our broader listener and customer base and more diverse revenue stream. Our size and scope should enable us to serve our markets and stations more efficiently, and we are continuing to evaluate the current on-air programming of the Radio Markets and the Radio Network, including the ABC Radio Business, station and program branding and marketing, talent contracts/programming costs and other station and network operating expenses to determine any changes that may be made in order to improve our overall performance and to lower our costs and expenses.

Radio Markets

Operate and Develop Leading Station Clusters. We intend to continue our current strategy of focusing on, among other things, the operation and development of leading station clusters, and we believe it is important to own multiple stations in each of the markets in which we operate in order to maximize our ability to achieve leadership positions, increase operating efficiencies and compete more effectively with other forms of local media. We face more competition in the larger markets that rank in the top 20 in the country based on total market revenue. However, our stations are dominant in middle and smaller markets. We rank first or second in audience share in 29 of our 54 Arbitron-rated metropolitan markets. Our stations cover a wide range of programming formats, geographic regions, audience demographics and advertising clients. We intend to focus our attention on our stations in the larger markets, and we continue to seek opportunities, if available, to divest some of our stations, including the stations required to be divested as a result of the Merger as further described in the “Federal Regulation of Radio Broadcasting” section below. There can be no assurance as to whether any such transactions will occur or, if they occur, the amount of proceeds they will generate, their timing or their other terms.

Integrated Sales Approach. The Radio Markets sell radio spots to advertisers, but also offer online advertising, on-air mentions and live talent reads, appearances at offsite events and other nontraditional revenue-generating programs as part of an overall sales structure.

Emphasize Programming. We analyze market research and competitive factors to identify the key programming attributes that we believe will best position each station to develop a distinctive identity or a local brand and to maximize its appeal to local audiences and advertisers. Our programming strategy includes developing or contracting with significant on-air talent and creating recognizable brand names for selected stations. We believe this strategy significantly enhances the presence, marketability and competitiveness of our stations, leading to greater audience share and consequently higher revenue and operating income excluding non-cash expenses (depreciation, amortization and non-cash stock compensation expense). We intend to emphasize programming both at the Radio Network and at individual stations, which we believe will develop a distinctive identity or brand and maximize our appeal to audiences and advertisers.

Build Geographic, Format and Customer Diversity. We seek to build geographic, format, and customer diversity. Our stations are located in markets throughout the country that serve diverse target demographics through a broad range of programming formats such as rock, country, adult contemporary, oldies, urban and sports/news/talk. This diversity reduces, in part, our dependence on any particular local economy, market, station, format, on-air personality or advertiser. Similarly, we seek to develop a broad base of local and regional advertisers. During the year ended December 31, 2008, we generated approximately 81% of our net broadcasting revenue from local and regional advertising and approximately 19% from the sale of national advertising. No single advertiser accounted for more than 10% of our net broadcasting revenue.

Apply Improved Sales and Marketing to Capture Greater Share of Advertising Revenue. The development of a high-quality local sales organization in each of our markets is critical to our success. We face more competition in the larger markets that rank in the top 20 in the country based on total market revenue. However, our stations are dominant in middle and smaller markets. We generally rank first or second in revenue market share in 34 of our 54 ranked markets. In each market, we assess our station portfolio, the local market environment and the strength of our sales personnel to determine whether to pursue a “cluster sale” strategy or to create a separate sales force for each station. We place significant emphasis on recruiting quality sales people, setting clear financial and sales goals and rewarding achievement of those goals with commissions and bonus compensation. We also target regional sales, which we define as sales in an expanded geographic area beyond the specific market and/or for multiple markets, to companies that advertise in our markets, through our local sales force. We reach national advertisers in partnership with our national representation firm, offering advertising time on individual stations or across our overall network of stations.

Participate in Local Communities. As a local sales and advertising medium, we place significant emphasis on serving the local community in various ways, including but not limited to through our public affairs programming, public service announcements, community events and other on and off air support. We believe our active involvement reinforces our position in local communities and significantly improves the marketability of our radio broadcast time to advertisers who are targeting these communities.

Optimize Technical Capabilities. We believe that a strong signal is an important component of a station’s success. We seek to operate stations with the strongest signals in their respective markets and view signal strength as an important consideration in any acquisitions we make. We also intend to continue to focus on the development of our station websites and advertising opportunities associated with the websites.

Radio Network

The Radio Network focuses on three primary aspects: programming; technology; and integrated sales. The success of the Radio Network is driven by the delivery of compelling programming that listeners demand to hear and stations want to air. By providing the best talent and the best shows, the Radio Network can secure distribution of its content and maintain coverage of virtually all U.S. radio markets, reaching roughly 106 million listeners each week. The Radio Network must strive to keep an independent status in the marketplace and provide programming to all station groups, even competitors of the stations in our Radio Markets. As content is a key focus, the Radio Network continually seeks out and develops new talent and distribution opportunities by securing strategic alliances with other station groups and non-traditional partners. Technology plays an important role in not only the delivery of the programs directly to the stations in real-time, but also in regional capabilities that deliver different content and advertising spots to specific parts of the country. Through an integrated sales approach, the Radio Network sells traditional radio spots, but also offers a digital on-line component, on-air mentions, live talent reads, regional copy-splits, event sponsorships and other revenue-generating programs as part of an overall sales structure that crosses a wide variety of programs.

Competition

We operate in a highly competitive industry. Our radio stations compete for audiences and advertising revenue directly with other radio stations as well as with other media, such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, the Internet (and Internet radio), outdoor advertising and direct mail within their respective markets. Our radio stations also face increasing competition from consumer products such as portable digital audio players, which allow individuals to listen to music and other content of their own choosing without traditional commercial advertisements. Our audience ratings and market shares are subject to change, and any adverse change in a particular market could have a material adverse effect on our revenue in that market.

Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach those listeners. From time to time, competitors may (i) change their stations’ formats or programming to compete directly with our stations for audiences and advertisers, (ii) engage in aggressive promotional campaigns or (iii) take our key on-air talent, which could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Audience preferences as to format or programming in a particular market may also shift due to demographic or other reasons.

Factors that are material to a radio station’s competitive position include, but are not limited to, management experience, retention of key on-air talent, the station’s audience rank in its local market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. We attempt to improve our competitive position in each market by researching stations’ programming, implementing advertising and promotional campaigns aimed at the demographic groups for which our stations program and managing our sales efforts to attract a larger share of advertising revenue. Historically, we have also competed with other radio station groups to purchase additional stations, if available, and when beneficial to our station cluster in a specific market.

Our Radio Network is among the three largest radio networks in the United States, competing primarily with Westwood One and Premiere Radio Networks. These competitors, along with the Radio Network, collectively hold a substantial majority of the network market, with smaller networks comprising the remainder. The Radio Network competes for the acquisition of key on-air talent and for listening audience by competing with other program providers for station and program affiliates. The Radio Network markets its programs to radio stations that have the largest and most desirable listening audience for each of its programs, including stations that compete with our Radio Markets, and often has multiple program affiliations with a number of stations in the same geographic market.

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

Although the radio broadcasting industry is highly competitive, barriers to entry do exist with respect to the operation of terrestrial radio stations (which can be mitigated to some extent by, among other things, changing existing radio station formats and upgrading power). The operation of a terrestrial radio station requires a license or other authorization from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market. In addition, the FCC’s multiple ownership rules have historically limited the number of stations that may be owned or controlled by a single entity in a given market. Changes in the FCC’s multiple ownership rules resulting from the Telecommunications Act of 1996 created opportunities for us to acquire and consolidate radio stations in our markets. On June 2, 2003, the FCC concluded an omnibus rulemaking proceeding in which it examined all broadcast ownership rules, including the local radio ownership rule, the broadcast-newspaper ownership rule, the radio-television cross-ownership rule, the local television ownership rule, the national television ownership rule and the dual network rule. The revised rules were to become effective on September 4, 2003, but were stayed by the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) on September 3, 2003 pending the outcome of appeals filed by several entities. On September 3, 2004, the Third Circuit issued an order granting in part a request filed by the FCC to partially lift the stay and allowed four aspects of the new rules to take effect: (a) the use of Arbitron markets to define local radio markets where available; (b) the inclusion of non-commercial radio stations in determining the number of stations in the market; (c) the attribution of joint sales agreements with in-market stations; and (d) the limitations on the transfers of non-compliant ownership clusters. Pursuant to the remand order from the Third Circuit, the FCC commenced a new rulemaking proceeding to consider the issues raised by the Third Circuit. On December 18, 2007, the FCC adopted an order that modified only the newspaper/broadcast cross-ownership rule to adopt a rebuttable presumption permitting the cross-ownership of one newspaper and one television or radio station in the top 20 television markets under certain circumstances, and establishing a waiver procedure applicable to such combinations in smaller markets. The FCC declined to make changes to any other broadcast ownership rules and retained the rules then in effect. The FCC’s decision remains subject to administrative and judicial appeal. For a summary of the FCC’s ownership rule, see the “Federal Regulation of Radio Broadcasting” section below.

The revised local radio ownership rule significantly changed how the FCC reviews radio station transactions. Although the FCC made no change to the local radio ownership limits themselves (e.g., in a market with 45 or more radio stations, a company may own eight stations in a single market, but no more than five in the same service, AM or FM), the FCC changed how it defines and counts the number of stations in a “market.” The rule change has the effect in some instances of both (i) decreasing the number of radio stations deemed to be in the market overall, thereby lowering the applicable ownership tier, and (ii) increasing the number of radio stations that we are deemed to own in the market. Under the revised rule, our station portfolio exceeded the applicable ownership limit in seven markets. As a result of the Merger, we were required to divest 11 stations in seven markets because the FCC deemed the Merger to be a “substantial change” in control (as defined under the FCC’s rules and policies) of the Company. The 11 stations were assigned on June 12, 2007 to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules. During 2008, we acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required us to assign one of our existing stations in our Salt Lake City market into a divestiture trust (together with Last Bastion, the “Divestiture Trusts”). After the completion of sales of certain stations that had been transferred to the Divestiture Trusts in 2007 and 2008, as of December 31, 2008, we had nine stations remaining in the Divestiture Trusts. We retain a beneficial interest in the stations until such stations are sold to third parties. The revised rule also affects our ability to expand our ownership in certain markets.

The radio broadcasting industry is also subject to technological change, evolving industry standards, changing policies, and the emergence of new media technologies. Several new media technologies and evolving industry and policy changes are being developed or have emerged, including the following:

•

audio programming by cable television systems, direct broadcast satellite systems, Internet content providers, consumer products such as portable digital audio players, iPods, cellular phones, other personal communications systems, and other digital audio broadcast formats;

•	satellite digital audio radio service, including numerous niche formats, with sound quality comparable to that of compact discs;

•	HD Radio™ digital radio technology, which could improve the quality of existing AM and FM radio signals, including stations owned by us; and

•	low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve small, localized areas.

For a discussion of the risks to our business raised by competition and evolving technologies, see Item 1A. “Risk Factors” below.

Federal Regulation of Radio Broadcasting

Our ownership, operation, purchase and sale of radio stations is regulated by the FCC, which acts under authority derived from the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “Communications Act”). The Radio Network business, as a producer and distributor of radio programs and information services, is generally not subject to regulation by the FCC. Among other things, the FCC:

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

The following is a brief summary of some provisions of the Communications Act and of specific FCC regulations and policies which affect the Company. The summary is not a comprehensive listing of all of the regulations and policies affecting radio stations. For further information concerning the nature and extent of federal regulation of radio stations, you should refer to the Communications Act, FCC rules and FCC public notices and rulings.

License Grant and Renewal

Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. Licenses are renewed through an application to the FCC. A station may continue to operate beyond the expiration date of its license if a timely filed license application is pending. Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that the renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If, as a result of such an evidentiary hearing, the FCC determines that the licensee has failed to meet various requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses generally have been renewed, and in the last renewal cycle, all of our licenses were renewed; however, we cannot assure you that all of our licenses will be renewed in future renewal cycles. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our FCC radio station licenses could have a material adverse effect on our business, including our liquidity and capital resources.

In a pending rule-making proceeding, the FCC has sought comments on the adoption of processing guidelines for renewal applications regarding a station’s locally-oriented programming performance. The effect of whether and to what extent any such requirements are ultimately adopted and become effective cannot currently be determined.

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

The minimum and maximum facilities requirements for an FM station are determined by its class. Some FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as Class A, B1, C3, B, C2, C1, C0 and C, in order of increasing power and antenna height. Class C FM stations are subject to involuntary downgrades to Class C0 in various circumstances if they do not meet certain antenna height specifications. Several of our stations have been downgraded, and other proceedings are pending that could result in downgrades, but the downgrades have no effect on the stations’ existing signals. We have several applications currently pending to upgrade the facilities of various of our stations.

The following table sets forth the metropolitan market served (the city of license may differ), call letters, FCC license classification, and FCC license expiration date of each of the stations that we own as of December 31, 2008. Several wholly-owned subsidiaries hold our licenses. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station’s coverage during the nighttime hours of operation. The market assignments on this table reflect our regional station groups for accounting and operational purposes and do not necessarily reflect assignment of a station to the relevant market as defined by Arbitron.

Market	Station	FCC Class	Expiration date of license
Albuquerque, NM (2)	KKOB(AM)	B	10/1/2013
	KKOB-FM	C	10/1/2013
	KMGA(FM)	C	10/1/2013
	KNML(AM)	B	10/1/2013
	KRST(FM)	C	10/1/2013
	KTBL(AM)	B	10/1/2013
	KDRF(FM)	C	10/1/2013
Allentown/Bethlehem, PA	WCTO(FM)	B	8/1/2014
	WLEV(FM)	B	8/1/2014
Atlanta, GA	WKHX-FM	C0	4/1/2012
	WYAY(FM)	C	4/1/2012
Augusta/Waterville, ME	WEBB(FM)	C1	4/1/2014
	WJZN(AM)	C	4/1/2014

Market	Station	FCC Class	Expiration date of license
	WMME-FM	B	4/1/2014
	WTVL(AM)	C	4/1/2014
Baton Rouge, LA	KQXL-FM	C2	6/1/2012
	WCDV(FM)	C	6/1/2012
	WEMX(FM)	C1	6/1/2012
	WIBR(AM)	B	6/1/2012
	WXOK(AM)	B	6/1/2012
Binghamton, NY	WAAL(FM)	B	6/1/2014
	WHWK(FM)	B	6/1/2014
	WNBF(AM)	B	6/1/2014
	WWYL(FM)	A	6/1/2014
	WYOS(AM)	B	6/1/2014
Birmingham, AL	WAPI(AM)	B	4/1/2012
	WSPZ(AM)	B	4/1/2012
	WWMM(FM)	C1	4/1/2012
	WUHT(FM)	C1	4/1/2012
	WJOX(FM)	C0	4/1/2012
	WZRR(FM)	C0	4/1/2012
Boise, ID	KBOI(AM)	B	10/1/2013
	KIZN(FM)	C	10/1/2013
	KKGL(FM)	C	10/1/2013
	KQFC(FM)	C	10/1/2013
	KZMG(FM)	C	10/1/2013
	KTIK(AM)	B	10/1/2013
Buffalo, NY	WEDG(FM)	B	6/1/2014
	WGRF(FM)	B	6/1/2014
	WHLD(AM)	B	6/1/2014
	WHTT-FM	B	6/1/2014
	WBBF(AM)	D	6/1/2014
Charleston, SC (2)	WSSX-FM	C0	12/1/2011
	WIWF(FM)	C	12/1/2011
	WTMA(AM)	B	12/1/2011
	WWWZ(FM)	C2	12/1/2011
Chattanooga, TN	WGOW(AM)	B	8/1/2012
	WGOW-FM	A	8/1/2012
	WOGT(FM)	C3	8/1/2012
	WSKZ(FM)	C	8/1/2012
Chicago, IL	WLS(AM)	A	12/1/2012
	WLS-FM	B	12/1/2012
Colorado Springs, CO	KKFM(FM)	C	4/1/2013
	KKMG(FM)	C	4/1/2013
	KKPK(FM)	C	4/1/2013
	KCSF(AM)	B	4/1/2013
	KVOR(AM)	B	4/1/2013
	KATC-FM	C	4/1/2013
Columbia, SC	WISW(AM)	B	12/1/2011
	WLXC(FM)	A	12/1/2011
	WNKT(FM)	C2	12/1/2011
	WOMG(FM)	A	12/1/2011
	WTCB(FM)	C1	12/1/2011

Market	Station	FCC Class	Expiration date of license
Dallas-Fort Worth, TX	WBAP(AM)	A	8/1/2013
	KPMZ(FM)	C	8/1/2013
	KSCS(FM)	C	8/1/2013
Des Moines, IA	KBGG(AM)	B	2/1/2013
	KHKI(FM)	C1	2/1/2013
	KGGO(FM)	C	2/1/2013
	KJJY(FM)	C2	2/1/2013
	KWQW(FM)	C2	2/1/2013
Detroit, MI	WJR(AM)	A	10/1/2012
	WDVD(FM)	B	10/1/2012
	WDRQ(FM)	B	10/1/2012
Erie, PA	WXKC(FM)	B	8/1/2014
	WXTA(FM)	B1	8/1/2014
	WRIE(AM)	B	8/1/2014
	WQHZ(FM)	A	8/1/2014
Flint, MI	WFBE(FM)	B	10/1/2012
	WTRX(AM)	B	10/1/2012
Grand Rapids, MI	WBBL(AM)	C	10/1/2012
	WTNR(FM)	B	10/1/2012
	WLAV-FM	B	10/1/2012
	WKLQ(FM)	B	10/1/2012
	WHTS(FM)	B	10/1/2012
Harrisburg/Carlisle/York, PA	WMHX(FM)	B	8/1/2014
	WQXA-FM	B	8/1/2014
	WCAT-FM	A	8/1/2014
Johnson City/Kingsport/Bristol, TN	WXSM(AM)	B	8/1/2012
	WJCW(AM)	B	8/1/2012
	WGOC(AM)	B	8/1/2012
	WKOS(FM)	A	8/1/2012
	WQUT(FM)	C	8/1/2012
Knoxville, TN	WIVK-FM	C	8/1/2012
	WNML(AM)	B	8/1/2012
	WNML-FM	A	8/1/2012
	WOKI(FM)	C3	8/1/2012
	WNRX(FM)	A	8/1/2012
Kokomo, IN	WWKI(FM)	B	8/1/2012
Lafayette, LA (2)	KNEK(AM)	D	6/1/2012
	KRRQ(FM)	C2	6/1/2012
	KSMB(FM)	C	6/1/2012
	KXKC(FM)	C0	6/1/2012
	KNEK-FM	C3	6/1/2012
Lancaster, PA	WIOV-FM	B	8/1/2014
	WIOV(AM)	C	8/1/2014
Lansing/East Lansing, MI	WFMK(FM)	B	10/1/2012
	WITL-FM	B	10/1/2012
	WJIM(AM)	C	10/1/2012
	WJIM-FM	B	10/1/2012
	WMMQ(FM)	B	10/1/2012
	WVFN(AM)	D	10/1/2012

Market	Station	FCC Class	Expiration date of license
Little Rock, AR (2)	KAAY(AM)	A	6/1/2012
	KARN(AM)	B	6/1/2012
	KIPR(FM)	C1	6/1/2012
	KLAL(FM)	C1	6/1/2012
	KPZK(AM)	B	6/1/2012
	KURB(FM)	C	6/1/2012
	KARN-FM	C2	6/1/2012
Los Angeles, CA	KABC(AM)	B	12/1/2013
	KLOS(FM)	B	12/1/2013
Memphis, TN	WRBO(FM)	C1	6/1/2012
	WGKX(FM)	C	8/1/2012
	WXMX(FM)	C1	8/1/2012
	WKIM(FM)	C1	8/1/2012
Minneapolis, MN (1)	KQRS-FM	C	4/1/2013
	KXXR(FM)	C	4/1/2013
	WGVX(FM)	A	4/1/2013
	WGVY(FM)	C3	4/1/2013
	WGVZ(FM)	A	4/1/2013
Modesto, CA	KATM(FM)	B	12/1/2013
	KDJK(FM)	A	12/1/2013
	KESP(AM)	B	12/1/2013
	KHKK(FM)	B	12/1/2013
	KHOP(FM)	B	12/1/2013
	KWNN(FM)	A	12/1/2013
Muncie/Marion, IN	WMDH(AM)	B	8/1/2012
	WMDH-FM	B	8/1/2012
Muskegon, MI	WLCS(FM)	A	10/1/2012
	WODJ(AM)	C	10/1/2012
	WVIB(FM)	A	10/1/2012
	WLAW(FM)	A	10/1/2012
	WEFG-FM	A	10/1/2012
Nashville, TN	WGFX(FM)	C1	8/1/2012
	WKDF(FM)	C0	8/1/2012
New Bedford, MA	WBSM(AM)	B	4/1/2014
	WFHN(FM)	A	4/1/2014
New London, CT	WQGN-FM	A	4/1/2014
	WSUB(AM)	D	4/1/2014
	WMOS(FM)	A	4/1/2014
	WXLM(FM)	A	6/1/2014
New Orleans, LA	KMEZ(FM)	C3	6/1/2012
	KKND(FM)	C1	6/1/2012
	WDVW(FM)	C	6/1/2012
	WMTI(FM)	C2	6/1/2012
New York, NY	WABC(AM)	A	6/1/2014
	WPLJ(FM)	B	6/1/2014
Oklahoma City, OK (2)	KATT-FM	C1	6/1/2013
	WWLS-FM	A	6/1/2013
	KYIS(FM)	C	6/1/2013
	WWLS(AM)	B	6/1/2013
	WKY(AM)	B	6/1/2013

Market	Station	FCC Class	Expiration date of license
Portland, ME (2)	WBLM(FM)	C	4/1/2014
	WCYY(FM)	B1	4/1/2014
	WHOM(FM)	C	4/1/2014
	WJBQ(FM)	B	4/1/2014
Portsmouth/Dover/Rochester, NH	WOKQ(FM)	B	4/1/2014
	WPKQ(FM)	C	4/1/2014
	WSAK(FM)	A	4/1/2014
	WSHK(FM)	A	4/1/2014
Presque Isle, ME	WBPW(FM)	C1	4/1/2014
	WOZI(FM)	C2	4/1/2014
	WQHR(FM)	C	4/1/2014
Providence, RI	WPRO(AM)	B	4/1/2014
	WPRO-FM	B	4/1/2014
	WPRV(AM)	B	4/1/2014
	WEAN-FM	A	4/1/2014
	WWLI(FM)	B	4/1/2014
	WWKX(FM)	A	4/1/2014
Reno, NV	KBUL-FM	C	10/1/2013
	KKOH(AM)	B	10/1/2013
	KNEV(FM)	C	10/1/2013
	KWYL(FM)	C	12/1/2013
Saginaw/Bay City, MI (2)	WHNN(FM)	C	10/1/2012
	WILZ(FM)	A	10/1/2012
	WIOG(FM)	B	10/1/2012
	WKQZ(FM)	C2	10/1/2012
Salt Lake City, UT	KKAT(AM)	D	10/1/2013
	KBEE(FM)	C	10/1/2013
	KBER(FM)	C	10/1/2013
	KENZ(FM)	C	10/1/2013
	KHTB(FM)	C	10/1/2013
	KFNZ(AM)	B	10/1/2013
	KJQS(AM)	C	10/1/2013
	KUBL-FM	C	10/1/2013
San Francisco, CA	KGO(AM)	A	12/1/2013
	KSFO(AM)	B	12/1/2013
Springfield, MA	WMAS(AM)	C	4/1/2014
	WMAS-FM	B	4/1/2014
Stockton, CA	KJOY(FM)	A	12/1/2013
	KWIN(FM)	A	12/1/2013
Syracuse, NY	WAQX-FM	B1	6/1/2014
	WLTI(FM)	A	6/1/2014
	WNSS(AM)	B	6/1/2014
	WNTQ(FM)	B	6/1/2014
Tucson, AZ	KCUB(AM)	B	10/1/2013
	KHYT(FM)	C	10/1/2013
	KIIM-FM	C	10/1/2013
	KSZR(FM)	A	10/1/2013
	KTUC(AM)	C	10/1/2013

Market	Station	FCC Class	Expiration date of license
Tuscaloosa, AL	WBEI(FM)	C2	4/1/2012
	WDGM(FM)	C3	4/1/2012
	WFFN(FM)	C2	4/1/2012
	WTSK(AM)	D	4/1/2012
	WTUG-FM	C1	4/1/2012
Wilkes-Barre/Scranton, PA	WARM(AM)	B	8/1/2014
	WBHT(FM)	A	8/1/2014
	WBSX(FM)	B	8/1/2014
	WSJR(FM)	A	8/1/2014
	WBHD(FM)	A	8/1/2014
	WMGS(FM)	B	8/1/2014
Washington, D.C	WMAL(AM)	B	10/1/2011
	WRQX(FM)	B	10/1/2011
	WJZW(FM)	B	10/1/2011
Worcester, MA	WORC-FM	A	4/1/2014
	WWFX(FM)	A	4/1/2014
	WXLO(FM)	B	4/1/2014

(1)	WGVX, WGVY and WGVZ are operated as a single station.

(2)	The FCC deemed that the Merger resulted in a substantial change in control (as defined under the FCC’s rules and policies), and we were required to divest 11 stations that exceeded the applicable ownership limits under the FCC’s rules. The following stations were assigned on June 12, 2007 to Last Bastion as trustee under a divestiture trust that complies with FCC rules: WCLZ(FM) and WCYI(FM), Portland, ME; KNEK-FM, Lafayette, LA; WYLZ(FM), Saginaw/Bay City, MI; WMGL(FM), Charleston, SC; KVLO(FM), KPZK-FM and KARN-FM, Little Rock, AR; KBZU(FM), Albuquerque, NM; and KKWD(FM) and KINB(FM) Oklahoma City, OK. In July of 2007, KARN-FM, Little Rock, AR, was subsequently taken out of Last Bastion and assigned back to the Company, and KOKY(FM), Little Rock, AR, was assigned from the Company to Last Bastion. In March 2008, KNEK-FM, Lafayette, LA, was taken out of Last Bastion and assigned back to the Company, and KRDJ(FM), Lafayette, LA, was assigned from the Company to Last Bastion. In addition, applications are pending at the FCC to take WMGL(FM), Charleston, SC, and KKWD(FM), Oklahoma City, OK, out of Last Bastion and assign them back to the Company. We retain a beneficial interest in the stations currently assigned to Last Bastion. Several stations originally assigned to the Last Bastion were sold, including WCLZ(FM), Portland, ME, which was sold in October 2007, and WCYI(FM), Portland, ME, and WYLZ(FM), Saginaw/Bay City, MI, which were sold in 2008.

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

Multiple Ownership Rules

The Communications Act imposes specific limits on the number of commercial radio stations an entity can own in a single market. FCC rules and regulations implement these limitations. Digital radio channels authorized for AM and FM stations do not count as separate “stations” for purposes of the ownership limitations. On June 2, 2003, the FCC adopted new multiple ownership rules following a comprehensive review of its ownership regulations. The ownership rules adopted in 2003 included: (i) new cross-media limits that in certain markets eliminated the newspaper-broadcast cross-ownership ban and altered the television-radio cross-ownership limitations; and (ii) regulations that revised the manner in which the radio numeric ownership limitations were to be applied, substituting where available geographic markets as determined by Arbitron in place of the former standard which was based on certain overlapping signal contours. The FCC’s decision was appealed to the Third Circuit, which stayed the effective date for the new rules. In June 2004, the Third Circuit affirmed the FCC’s decision to use Arbitron radio market definitions, where available, in the application of the ownership limitations, but remanded the case to the FCC for further consideration of, among other matters, the numerical limits imposed on the number of AM or FM stations a single party could own in such markets. On September 3, 2004, the Third Circuit granted the FCC’s request for a partial lifting of the stay of the 2003 radio ownership rules and allowed four aspects of the new rules to take effect: (a) the use of Arbitron markets to define local radio markets where available; (b) the inclusion of non-commercial radio stations in determining the number of stations in the market; (c) the attribution of joint sales agreements with in-market stations; and (d) the limitations on the transfers of non-compliant ownership clusters. Pursuant to the remand order from the Third Circuit, the FCC commenced a new rulemaking proceeding to consider the issues raised by the Third Circuit. On December 18, 2007, the FCC adopted an order that modified only the newspaper/broadcast cross-ownership rule to adopt a rebuttable presumption permitting the cross-ownership of one newspaper and one television or radio station in the top 20 television markets under certain circumstances, and establishing a waiver procedure applicable to such combinations in smaller markets. The FCC declined to make changes to any other broadcast ownership rules and retained the rules as then in effect. The decision remains subject to administrative and judicial appeal. The FCC’s ownership rules are briefly summarized below.

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

For radio stations located outside of an Arbitron metropolitan market, the FCC will continue to use its previous signal contour-based methodology, with two modifications. In June 2003, the FCC also initiated as part of its biennial review of the media ownership rules a new rulemaking proceeding to develop a new method of defining markets located outside of Arbitron metropolitan markets. This rulemaking proceeding remains pending. We own a few radio stations in unrated markets. We do not believe that the FCC’s rule changes as they apply to unrated markets will have any material effect on our business plan.

The FCC’s rule changes as they apply to radio stations in Arbitron metropolitan markets have several potential adverse effects. In some markets, the revised rules have the effect of both (i) decreasing the number of radio stations deemed to be in the market overall, thereby lowering the applicable ownership tier, and (ii) increasing the number of radio stations that we are deemed to own in the market. For example, the number of overall stations in some of our markets was reduced from 45 or more to fewer than 45, thereby reducing the applicable ownership limit from eight radio stations, no more than five of which may be AM or FM, to seven radio stations, no more than four of which may be AM or FM. In addition, in several markets we are deemed to own or control more radio stations than we were deemed to own or control under the old rules.

As a result of the Merger, we were required to divest 11 stations in seven markets to comply with the revised rule because the FCC deemed the Merger to be a substantial change in control (as defined under the FCC’s rules and policies) of the Company. The stations were assigned on June 12, 2007 to the Divestiture Trusts, which comply with the FCC rules. During 2008, we acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required us to transfer one of our existing stations in our Salt Lake City market into the Divestiture Trusts. As of December 31, 2008, we had nine stations remaining in the Divestiture Trusts. We retain a beneficial interest in the stations until such stations are sold to third parties.

The FCC’s newspaper-broadcast cross-ownership rules impose limitations on the circumstances under which the same party may own a broadcast station and a daily newspaper in the same geographic market, as described above. The FCC radio-television cross-ownership rules limit the number of radio stations that a local owner of television stations may hold. We own no television stations or daily newspapers, but the cross-media rules may limit the prospective buyers in the market of any stations we may wish to sell. The ownership rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market.

At this time, it is uncertain whether any new rules or potential congressional proposals will become law or what effect such legislation will have on us and our ability to acquire additional stations. A requirement that companies divest stations to come into compliance with the Arbitron-based geographic market approach for defining local radio markets would not materially affect us because we are already fully-compliant due to divestitures made to the Divestiture Trusts. Such a requirement, however, may have the effect of leveling the competitive playing field in markets where existing competitors own radio stations in excess of the revised limits, which may create acquisition opportunities for us in other markets.

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

The FCC’s revised ownership rules extend ownership attribution to certain joint sales agreements as well. See the “Multiple Ownership Rules” section above. Under a joint sales agreement, one radio station sells the commercial time on a separately owned and licensed radio station, but does not provide programming as under a time brokerage or local marketing agreement. A radio station that sells more than 15% of the advertising time of another radio station in the same market will be considered to have an attributable ownership interest in the other station for purposes of the FCC’s multiple ownership rules. In its September 3, 2004 order, the Third Circuit lifted the stay on this new requirement making such joint sales agreements attributable. As a result, we will no longer be able to enter into a joint sales agreement providing for the sale of more than 15% of the advertising time of another radio station that we could not otherwise own.

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

The Communications Act and an implementing FCC rule require that when money, goods, services or other valuable consideration has been paid or promised to a station or any employee for the broadcast of programming, appropriate sponsorship identification announcement(s) must be given. Following inquiries initiated by the FCC regarding sponsorship identification practices at several media companies, including the Company, the Company and other media companies entered into consent decrees resolving the matter in 2007. Pursuant to the consent decree, the Company agreed to adopt certain business reforms and compliance plans that remain in effect for three years. The Company admitted no violations of any FCC rules in connection with the investigation, and the FCC found none. The FCC also has under consideration rule-making proceeding concerning sponsorship identification issues, such as product placement. Whether any new regulations are ultimately adopted and become effective, and, if so, the effect of such rules on our operations, cannot currently be determined.

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

Certain aspects of the FCC’s indecency rules have been recently vacated by the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) and remanded for further action by the FCC, and the government’s appeal from the court’s decision has recently been argued before the U.S. Supreme Court. A separate case involving other aspects of the FCC’s indecency rules has been vacated by the Third Circuit and remanded to the FCC for further action. The government has sought to appeal this decision before the U.S. Supreme Court, and has asked any such appeal be held in abeyance until the Second Circuit case is decided. Proposals for new federal legislation regarding the broadcast of indecent programming, even if inadvertent and consisting of as little as a single word, have been introduced in Congress, but to date none has been enacted.

Proposed and Recent Changes

Congress, the FCC or other federal agencies may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance acquisitions. These matters include:

•

changes in the FCC’s ownership rules and policies, including changes to the local radio ownership rules and the limitations on the cross-ownership of radio and other media (see the “Multiple Ownership Rules” section above);

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

The FCC selected HD Radio™ technology as the exclusive standard for digital services for terrestrial AM and FM broadcasters. The FCC has authorized the commencement of “hybrid” transmissions—simultaneous transmissions in both analog and digital—using HD Radio™ systems for AM and FM stations. Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. HD Radio™ technology permits radio stations to transmit radio programming in both analog and digital formats, and in digital-only formats, using the bandwidth the radio station is currently licensed to use. We have converted 73 of our radio stations to digital broadcasting technology. We are a founding member of the HD Digital Radio Alliance Association, which was formed to promote and develop HD Radio™ and its digital multicast operations.

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

It is difficult to assess the competitive impact of these new stations. Although the new low power stations must comply with certain technical requirements aimed at protecting existing FM radio stations from interference, we cannot be certain of the level of interference that low power stations will cause. Moreover, if low power FM stations are licensed in the markets in which we operate, the low power stations may compete with us for listeners. The low power stations may also limit our ability to obtain new licenses or to modify our existing facilities, or cause interference to areas of existing service that are not protected by the FCC’s rules, any of which may have a material adverse effect on our business.

We cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

Federal Antitrust Considerations

The Federal Trade Commission (“FTC”) and the Department of Justice (“DOJ”), the federal agencies responsible for enforcing the federal antitrust laws, may evaluate certain transactions.

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

As part of its scrutiny of radio station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under time brokerage agreements, local marketing agreements, joint sales agreements and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Act could violate the Hart-Scott-Rodino Act. In connection with acquisitions subject to the waiting period under the Hart-Scott-Rodino Act, so long as the DOJ policy on the issue remains unchanged, we would not expect to commence operation of any affected station to be acquired under a time brokerage agreement, local marketing agreement or similar agreement until the waiting period has expired or been terminated.

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

Seasonality

In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenue is lowest in the first calendar quarter of the year. Due to recent economic and industry changes, however, seasonal revenue fluctuations are becoming increasingly more difficult to predict or anticipate.

Employees

As of December 31, 2008, we had approximately 2,850 full-time employees and approximately 1,580 part-time employees, of which approximately 250 are covered by collective bargaining agreements. We consider our relations with our employees generally to be good.

We employ many on-air personalities in our businesses and enter into employment agreements with certain on-air personalities in order to protect our interests in these employee relationships; however, talent may sometimes be lost to competitors or for various other reasons. While we do not believe that the loss of any one or two on-air personalities would have a material adverse effect on our consolidated financial condition and results of operations, the loss of several key on-air personalities combined could have a material adverse effect on our business.

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

The following factors (in addition to others) could have a material impact on our business:

The Company amended its Senior Credit and Term Facility to suspend its financial covenants for 2009; however, the amendment imposes certain new covenants for 2009 and 2010, including, but not limited to, that we have at least $150 million of available cash as of January 15, 2010 and that the remaining convertible subordinated notes be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014. We cannot assure you that we will meet any or all of these covenants, particularly the 2010 covenants. Should we default under our Senior Credit and Term Facility, our outstanding indebtedness may be accelerated, and we may need to obtain an additional amendment or waiver from lenders or reorganize our capital structure

As of December 31, 2008, the Company was in compliance with its covenants under the Senior Credit and Term Facility. However, the expected continuing decline in radio revenues in the first half of 2009 and the projected decline in operating profits created uncertainty regarding the Company’s ability to continue to comply with its debt covenants through 2009. As a result, on March 26, 2009, the Company entered into the Fourth Amendment to the Credit Agreement, dated as of June 12, 2007, as amended, among the Company and several lenders (the “Fourth Amendment”). The Fourth Amendment modifies various terms of the Senior Credit and Term Facility, including suspending certain financial covenants through 2009 while imposing new monthly covenants for 2009. The Fourth Amendment also requires the Company to have at least $150 million of available cash as of January 15, 2010 and that the remaining convertible subordinated notes be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010. The Fourth Amendment also requires that if the Company’s cash exceeds $30,000,000 at any time, then the Company must put the amount in excess of $30,000,000 into a cash collateral account for the benefit of the Company’s lenders. The Company will not have access to the cash collateral account to operate its business, fulfill its obligations, or to otherwise meet its liquidity needs without the consent of certain of the lenders.

Based on the current economic and capital markets and the continuing decline in radio revenues, it will be difficult for the Company to meet these requirements in 2010, especially those commencing on January 15, 2010. If we fail to do so, we will be in default under our Senior Credit and Term Facility and would also be in default under the terms of our convertible subordinated notes. Should we default, our indebtedness may be accelerated, we will likely not be able to satisfy these obligations, and we may need to either obtain an additional amendment or waiver from lenders or reorganize our capital structure.

In the event we default on our Senior Credit and Term Facility, the Company may be required to reorganize its debt and equity structure, which could result in the interests of our public shareholders and debt holders being diluted or eliminated

In light of the current economic environment and the possibility of a default under the terms of the Fourth Amendment, the Company may be required to renegotiate its capital and debt structure, including the possibility of a reorganization of our liabilities with our lenders. In the event the Company does restructure, it may result in the interests of the Company’s public shareholders as well as its debt holders being diluted or eliminated.

Under our Senior Credit and Term Facility, we are subject to numerous restrictive financial and other covenants that may limit our operational flexibility

In addition to debt service requirements, our Senior Credit and Term Facility imposes many restrictions on us and our subsidiaries that may significantly limit our operational flexibility. These restrictions limit or entirely prohibit us from, among other things, incurring additional indebtedness, paying dividends on and repurchasing common stock, making other restricted payments, selling or transferring our assets, making certain investments, continuing to repurchase the Company’s remaining subordinated convertible debt, or entering into consolidations or mergers.

Decreased spending by advertisers and changes in the United States economy has had a material adverse effect on the Company and its business, and a continuing downturn in the economy may have an even greater adverse impact on the Company

Since virtually all of our Radio Markets’ net revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations, and the net revenue of our Radio Network is also dependent on national advertising, the recent downturn in the United Stated economy has had a material adverse impact on our revenue and profit margins. A continuing recession or further downturn in the United States economy could have an even greater adverse impact on the Company, as advertisers generally reduce their spending during economic downturns. A decline in the level of business activity of our advertisers has decreased and will continue to decrease our revenue and profit margins and could cause further material adverse effects on the Company and decreases in future periods. In addition, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets could be adversely affected by continuing local or regional economic downturns. The current state of the economy could also adversely affect our ability to collect accounts receivable from our advertisers.

As a result of the economic environment, the Company’s Radio Markets and Radio Network experienced a decline in revenues and operating results during fiscal year 2008. The continuation or worsening of this decline in results of operations could have adverse effects on the Company, some of which may be material. Our ability to fund our operating expenses and debt service obligations going forward will depend on our future performance, which will be affected by financial, business, economic and other factors, including the overall economic environment in the United States, potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to fund our operating expenses and pay our debt service obligations or if we default on the Senior Credit and Term Facility and the lenders under our Senior Credit and Term Facility were to accelerate the payment of the Company’s indebtedness, we would be unable to repay in full that indebtedness and any other indebtedness that would become due as a result of any acceleration, and there is no assurance that we will be able to obtain a waiver for or cure such default or be able to refinance that indebtedness.

Our substantial indebtedness may adversely affect our operations and financial condition

As of December 31, 2008, we had outstanding indebtedness of approximately $2,059.7 million, consisting of $49.0 million of convertible subordinated notes and $2,010.7 million under our Senior Credit and Term Facility as described in greater detail in the “Senior Debt” section in Item 7 below. In addition to the issues surrounding compliance with debt and the other covenants discussed above, this indebtedness could have other important consequences to us, including limiting our operational flexibility, as well as our ability to dispose of significant assets, invest operating cash flow in our businesses, pay dividends, repurchase shares, obtain additional financing, raise additional capital and compete with companies that are not as highly leveraged, and may increase our vulnerability to economic downturns, changing market conditions and changes in the radio broadcast industry.

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

We may lose key on-air talent to competing radio stations, radio networks or other types of media competitors

We operate in a highly competitive industry. Our Radio Markets and Radio Network compete for creative and performing on-air talent with other radio stations and station groups, radio networks, and other syndicated programming and other media such as broadcast television, cable television, satellite television and satellite radio. Employees and other on-air talent of the Company are subject to change and may be lost to competitors or for other reasons. Any adverse changes in particular programs, formats or on-air talent could have a material adverse effect on our ability to attract local and/or national advertisers, on our revenue and/or ratings, or could require increased expenses. As such, the loss of key on-air talent could result in lower ratings, lower market share and lower advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Our failure to respond, or to respond as quickly as our competitors, could have an adverse effect on our business and financial performance. We cannot assure you that we will be able to retain or replace current on-air employees and personnel or that we will be successful in renewing or extending our existing contracts with our on-air employees and personnel.

Future losses could be caused by future asset impairment of our FCC licenses and/or goodwill

As of December 31, 2008, our FCC licenses and goodwill comprise 77% of the Company’s total assets. The Company has recently recognized significant non-cash impairment charges relating to these assets. Interim and/or annual impairment testing, as applicable, are required under SFAS No. 142, Goodwill and Other Intangible Assets, and could result in future impairment losses. The fair value of FCC licenses and goodwill is primarily dependent on the expected future cash flows of the Radio Markets and Radio Network. If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses and goodwill for these reporting units below their adjusted carrying amounts, the Company may also be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations. Factors that could result in future impairment losses are further discussed in the section entitled “Critical Accounting Policies” within Item 7.

Our results may be adversely affected if long-term contracts are not renewed on sufficiently favorable terms

The Company enters into long-term contracts in the ordinary course of business for both the acquisition and distribution of media programming and products, including contracts for both the acquisition and distribution of programming rights for sporting events and other programs, contracts for the distribution of programming to satellite operators, and contracts relating to programming produced by third parties on our stations and by our network business. As these contracts expire, the parties must renew or renegotiate the contracts, and if they are unable to renew them on acceptable terms, we may lose these rights, the related programming and applicable revenue. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than in the past) or the revenue from distribution of programs may be reduced (or increase at slower rates than in the past). With respect to the acquisition of programming rights, the impact of these long-term contracts on our results over the term of the contracts will depend on a number of factors, including the strength of advertising markets, effectiveness of marketing efforts, the size of viewer audiences, and the related contract expenses and costs. There can be no assurance that revenue from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.

The loss of affiliation agreements by our network business could materially adversely affect our results of operations

Our Radio Network has approximately 4,400 station affiliates and 8,500 program affiliations. It receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by the Radio Network into its programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements of the Radio Network could adversely affect our results of operations by reducing the reach of our network programming and, therefore, its attractiveness to advertisers. Renewal on less favorable terms may also adversely affect our results of operations through reduction of advertising revenue.

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

If we lose key executive officers, our business could be disrupted and our financial performance could suffer

Our business depends upon the continued efforts, abilities and expertise of our executive officers, primarily our chairman and chief executive officer, Farid Suleman. We believe that the unique combination of skills and experience possessed by Mr. Suleman would be difficult to replace, and his loss could have a material adverse effect on the Company, including impairing our ability to execute our business strategy. Mr. Suleman does not have a formal employment agreement with the Company and is not contractually bound to provide his services to the Company for any specific period of time.

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

We may be adversely affected by the FCC’s more rigorous enforcement of its indecency regulations against the broadcast industry as well as by the increased amounts of the potential fines

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC vigorously enforces its indecency rules against the broadcasting industry as a whole. The FCC has indicated that it is stepping up its enforcement activities as they apply to indecency and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency violations. The FCC has found on a number of occasions that the content of broadcasts has contained indecent material. In such instances, the FCC issued fines to the offending licensees. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. The FCC has found that the broadcast of fleeting and isolated expletives was indecent. The FCC also imposes separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. In addition, a new law increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act. Certain aspects of the FCC’s indecency rules have been recently vacated by the Second Circuit and remanded for further action by the FCC, and the government’s appeal from the court’s decision has recently been argued before the U.S. Supreme Court. A separate case involving other aspects of the FCC’s indecency rules has been vacated by the Third Circuit and remanded to the FCC for further action. The government has sought to appeal this decision before the U.S. Supreme Court, and has asked any such appeal be held in abeyance until the Second Circuit case is decided. Proposals for new federal legislation regarding the broadcast of indecent programming, even if inadvertent and consisting of as little as a single word, have been introduced in Congress, but to date none has been enacted. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming. To the extent these inquiries or other proceedings by the FCC result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operations and business could be materially adversely affected.

In order to remain competitive, we must respond to changes in technology, services and standards that characterize our industry

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies. We may not have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several media technologies and evolving industry and policy changes are being developed or have emerged, including the following:

•

audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless), consumer products such as portable digital audio players, iPods, cellular phones, other personal communications systems, and other digital audio broadcast formats;

•	satellite digital audio radio service, which has numerous channels and niche formats and sound quality equivalent to that of compact discs;

•	HD Radio™ digital radio technology, which could improve the quality of existing AM and FM radio signals, including stations owned by us;

•	low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve small, localized areas; and

•	proposals to require radio broadcasters to pay a “performance tax” or copyright royalties to musicians and record labels for the performance of music played on the stations.

The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, including the introduction of new technologies used in automobiles, such as audio cassettes, compact discs, satellite digital audio radio and cellular telephones. A growing population, greater use of the automobile and increased commuter times have contributed to this growth. Some of the new technologies, particularly satellite digital audio radio service and Internet radio, will compete for the consumer’s attention in the car, workplace and elsewhere. We cannot assure you that this historical growth will continue. In addition, we cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations, some of which could result in the imposition of significant costs and expenses not previously part of our existing business operations.

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

We may be required to indemnify TWDC for taxes resulting from acts prohibited by the Tax Sharing and Indemnification Agreement

In certain circumstances, under the Tax Sharing and Indemnification Agreement, we are required to indemnify TWDC against taxes and related costs and liabilities of TWDC and its affiliates that arise in connection with the separation as a result of any restructuring tainting acts or distribution tainting acts by us and/or one or more of our affiliates. For this purpose, our affiliates include (i) our subsidiaries (ii) any of our stockholders affiliated with FL&Co., (iii) Farid Suleman and (iv) any other controlling stockholder of the Company, or person that is a member of a “coordinating group” with a controlling stockholder of the Company, in each case within the meaning of applicable regulations under Section 355 of the Internal Revenue Code. If TWDC recognizes a gain on the separation for reasons not related to a restructuring tainting act or distribution tainting act by us or our affiliates, TWDC would not be entitled to be indemnified by us under the Tax Sharing and Indemnification Agreement. Our indemnity obligation to TWDC might discourage, delay or prevent a change of control that our stockholders may consider favorable. In the event that we become obligated to pay TWDC pursuant to our indemnification obligations, there can be no assurance we will have sufficient liquidity to meet such payment obligations. It is also possible that any such payment would result in an event of default under our Senior Credit and Term Facility.

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

Our stock price could be volatile and could drop even further

Our common stock has been publicly traded since August 2003. The market price of our common stock has been subject to fluctuations since the date of our initial public offering and has declined 97% from the date of the Merger through December 31, 2008. The stock market has from time to time experienced price and volume fluctuations that have affected the market prices of securities. As a result, the market price of our common stock could materially decline, regardless of our operating performance. The price of our common stock may vary due to a number of factors, including without limitation:

•	the amount of indebtedness and liquidity of the Company;

•	the payment of any dividends;

•	changes in the regulatory environment;

•	market assessments of our operating results and financial condition; and

•	general market, business, industry and economic conditions.

We cannot predict or give any assurances as to the market price of our common stock.

Our Company’s common stock was delisted from the New York Stock Exchange (the “NYSE”) and is now traded over-the-counter, which may impair its market price and liquidity

As a result of the decline of our stock price, the Company’s common stock was delisted from the NYSE as of March 6, 2009 and is now traded over-the-counter. Trading in our common stock in this manner entails certain risks. The trading price of the Company’s common stock may change quickly, and brokers may not be able to execute trades as quickly as they could when the common stock was listed on an exchange. Stocks trading on the over-the-counter market are typically less liquid, and the stock may be viewed less favorably by investors. The market price and liquidity of our common stock may be impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions and coverage by security analysts and the media. Consequently, prices for shares of our common stock may be different than might otherwise prevail if our common stock were quoted or traded on a national securities exchange. In addition, prices for securities quoted solely over-the-counter may be difficult to obtain, and stockholders may find it difficult to resell their shares of common stock. The delisting of our common stock from the NYSE and its quotation on the over-the-counter market may also result in other negative implications, including the potential loss of confidence by customers and employees, the loss of institutional investors, and it could make it more difficult for the Company to raise additional capital. Additionally, there can be no assurance that an active trading market for our common stock will be maintained.

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

We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or natural disasters

The occurrence of extraordinary events, such as terrorist attacks, natural disasters, intentional or unintentional mass casualty incidents or similar events may substantially impact the Company’s operations in specific geographic areas, as well as nationally, and it may decrease the use of and demand for advertising, which may decrease the Company’s revenue or expose it to substantial liability. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial activities. The occurrence of future terrorist attacks, military actions by the United States, contagious disease outbreaks or other unforeseen similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economies where we do business generally, specifically the market for advertising. In addition, an act of God or a natural disaster could adversely impact any one or more of the markets where we do business. For example, Hurricane Katrina and the aftermath left in its wake significantly impacted the operations of our New Orleans radio cluster.

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

Due to various market and financial conditions, the Company may not be able to successfully complete future dispositions of our radio stations or future acquisitions of other radio stations

We engage in strategic sales of our radio stations, as it makes financial sense to do so and meets the Company’s overall business needs, and have also been required by the FCC to divest certain of our radio stations. However, in light of the current financial and economic market conditions, both in the radio industry and in the overall U. S. economy, our consummation of future radio station dispositions, even those required divestitures, may be very difficult, and our ability to consummate future dispositions is uncertain. The number of radio stations currently for sale from our competitors has dramatically increased, and demand by third party purchasers has decreased, as potential purchasers may have difficulty securing the necessary financing to purchase our radio stations. In addition, the Company pursues strategic acquisitions of individual radio stations and groups of radio stations in order to grow the Company. However, our ability to identify and consummate future acquisitions is uncertain, as the Company may not be able to secure the necessary financing to make additional future acquisitions.

The Company may be influenced by its largest stockholders, whose interests may conflict with those of other stockholders

Our largest stockholders, who are affiliated with FL&Co., own approximately 28% of our outstanding common stock as of December 31, 2008.

•	The principal stockholders may be able to:

•	influence the election of our board of directors;

•	influence our management and policies; and

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

Future sales of common stock by FL&Co. could adversely affect the price of our common stock

FL&Co. holds approximately 28% of our common stock. The market for our common stock could fall substantially if FL&Co. sold large amounts of shares of our common stock in the public market. These sales, or the possibility of such sales, could, among other factors, make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES AND FACILITIES

The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

We currently own studio facilities in 23 of our markets and own transmitter and antenna sites in 52 of our markets. We lease the remaining studio and office facilities, including office space in Las Vegas, NV, New York, NY, and Dallas, TX, which are not related to the operations of a particular station, as well as the remaining transmitter and antenna sites. The office space in New York, NY and Dallas, TX is also used for the production and distribution of the Radio Network programming. We do not anticipate any significant difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment, with the exception of the lease of satellite transponder space used to distribute the majority of the Radio Network programming.

ITEM 3.	LEGAL PROCEEDINGS

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths at a Rhode Island nightclub. The complaint contains multiple causes of action, only a small number of which are brought against the Company, which assert claims based on theories of joint venture liability and negligence. The Company’s involvement was to advertise the concert on one of its stations and to distribute promotional tickets provided by the organizers. On October 3, 2003, the action was transferred to the United States District Court, District of Rhode Island (the “District Court”), where it subsequently was consolidated with suits on behalf of some 240 other concertgoers (in which the Company was not sued) for the purposes of pre-trial discovery and motion practice. On January 27, 2005, the Company filed an answer to the complaint, substantially denying plaintiffs’ allegations against the Company. On February 18, 2005, an identical suit was filed on behalf of one additional concertgoer. On January 5 and 31, 2006, substantially identical suits were filed on behalf of two additional concertgoers. After the Company filed its motion for summary judgment, plaintiffs voluntarily agreed to dismiss all claims with prejudice against the Company. The Company was dismissed from these actions as of February 6, 2009.

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

The Company had been involved in litigation in the Supreme Court for the State of New York with certain of the holders of the Original Notes regarding allegations of events of default having arisen from the ABC Radio Merger Agreement and from other agreements relating to the Merger and the actions contemplated therein. This litigation was dismissed on April 10, 2008. For information relating to this dismissed legal matter, see the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008 in addition to the Company’s Current Reports on Form 8-K filed with the SEC on February 12, 2008, March 25, 2008 and April 16, 2008.

We are involved in certain other claims and lawsuits arising in the ordinary course of our business. We believe that such litigation matters and claims will be resolved without a material adverse impact on our financial condition, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, previously traded on the NYSE under the symbol “CDL” now trades over-the-counter under the symbol “CTDB.” The table below sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by the NYSE.

	Price Range
	High	Low
Fiscal Year 2007
First Quarter	$11.01	$9.37
Second Quarter	$10.12	$5.82
Third Quarter	$6.58	$3.95
Fourth Quarter	$4.80	$1.91

Fiscal Year 2008
First Quarter	$2.15	$1.00
Second Quarter	$1.94	$1.15
Third Quarter	$1.24	$0.67
Fourth Quarter	$0.84	$0.12

The Company’s common stock was delisted from the NYSE as of March 6, 2009 because the Company had fallen below the NYSE’s continued listing criteria. The Company’s common stock trades over-the-counter, which may be viewed less favorably by investors, could make trading the Company’s common stock more difficult for its investors, and could make it more difficult for the Company to raise additional capital.

Number of Stockholders

On March 20, 2009, the last reported sale price of our common stock was $0.08 per share. Based on information available to us and our transfer agent, we believe that as of March 20, 2009, there were approximately 0.4 million shareholders of record of our common stock.

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

Equity Compensation Plan Information

The following tables set forth, as of December 31, 2008, the number of shares of common stock that are issuable upon the exercise of stock options outstanding and upon vesting of nonvested shares of common stock or common stock units of the Company under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan (the “2002 Long-Term Incentive Plan”) and the TWDC Rollover Equity Agreements (the “ABC Rollover Plan”).

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights
Equity Compensation Plans Approved by Stockholders
2002 Long-Term Incentive Plan	3,534,200	$4.96
ABC Rollover Plan	7,918,105	$3.71
Equity Compensation Plans Not Approved by Stockholders
None	—	—

Total	11,452,305

Plan Category	Number of Shares to be Issued Upon Vesting of Nonvested Shares or Nonvested Share Units	Weighted Average Grant Date Fair Value
Equity Compensation Plans Approved by Stockholders
2002 Long-Term Incentive Plan	6,620,430	$2.07
ABC Rollover Plan	1,769,524	$5.90
Equity Compensation Plans Not Approved by Stockholders
None	—	—

Total	8,389,954

As of December 31, 2008, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the 2002 Long-Term Incentive Plan and the ABC Rollover Plan was 5.6 million and 4.4 million, respectively, not including shares underlying outstanding grants.

Purchase of Equity Securities

The table below summarizes stock repurchase information for the quarter ended December 31, 2008.

REGISTRANT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2008 through October 31, 2008	172,709	$0.25
November 1, 2008 through November 30, 2008	882	0.26
December 1, 2008 through December 31, 2008	626	0.15

Total	174,217	$0.25

Note: The Company acquired 174,217 shares of common stock during the quarter ended December 31, 2008 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs.

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

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Citadel Broadcasting Corporation	$100.00	$72.33	$60.88	$47.58	$13.68	$1.06
S&P 500	100.00	110.88	116.32	134.69	142.09	89.52
S&P Broadcasting & Cable TV	100.00	91.11	76.05	109.50	84.58	47.19
Peer Group	100.00	66.59	55.92	60.28	38.31	12.91

Purchases of Equity Securities

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of December 31, 2008, the Company had repurchased approximately 26.2 million shares of common stock for an aggregate amount of approximately $337.6 million under these repurchase programs. In addition, the Company acquired approximately 1.0 million and 0.9 million shares of common stock for approximately $1.3 million and $8.9 million during the years ended December 31, 2008 and 2007, respectively, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. However, as a result of the Tax Sharing and Indemnification Agreement and the Merger, the Company may only repurchase additional shares under very limited circumstances.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected historical consolidated financial data below in conjunction with our consolidated financial statements and the accompanying notes. You should also read Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of these materials are included elsewhere in this report. We derived the historical consolidated financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 from our audited consolidated financial statements included in this report. We derived the historical consolidated financial data as of December 31, 2006, 2005, and 2004, and for the years ended December 31, 2005 and 2004 from our audited consolidated financial statements, which are not contained in this report. The selected consolidated historical financial data may not be indicative of future performance.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Operating Data: (1)
Net revenue	$863,121	$719,757	$432,930	$419,907	$411,495
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below (2)	353,014	254,727	120,270	114,727	111,724
Selling, general and administrative (2)	227,517	195,611	126,558	122,711	123,466
Corporate general and administrative	32,049	44,642	30,287	15,363	15,566
Local marketing agreement fees	1,334	1,326	1,268	1,723	2,081
Asset impairment and disposal charges (3)	1,208,208	1,612,443	174,049	—	—
Depreciation and amortization	45,264	30,678	16,740	22,346	101,270
Non-cash amounts related to contractual obligations (4)	21,440	—	—	—	16,449
Other, net	(1,688)	(3,900)	(1,026)	(353)	(776)

Total operating expenses	1,887,138	2,135,527	468,146	276,517	369,780

Operating (loss) income	(1,024,017)	(1,415,770)	(35,216)	143,390	41,715

Interest expense, net	211,818	100,741	32,911	21,137	17,345
Gain on extinguishment of debt (5)	(114,736)	—	—	—	—
Write-off of deferred financing costs and debt discount upon extinguishment of debt (5)	11,399	555	—	—	13,615

(Loss) income before income taxes	(1,132,498)	(1,517,066)	(68,127)	122,253	10,755
Income tax (benefit) expense	(162,679)	(231,830)	(20,113)	52,496	(63,813)

Net (loss) income applicable to common shares	$(969,819)	$(1,285,236)	$(48,014)	$69,757	$74,568

Net (loss) income per share:
Basic	$(3.69)	$(6.61)	$(0.43)	$0.59	$0.58

Diluted	$(3.69)	$(6.61)	$(0.43)	$0.55	$0.54

Dividends declared per share	$—	$0.18	$0.54	$0.18	$—

Special distribution declared per share	$—	$2.4631	$—	$—	$—

Weighted average common shares outstanding:
Basic	262,812	194,374	111,453	119,234	129,191

Diluted	262,812	194,374	111,453	134,534	143,379

Other Data:
Cash flow provided by (used in):
Operating activities	$130,852	$171,923	$136,277	$140,773	$147,146
Investing activities	(9,838)	(1,588)	(41,516)	(45,535)	(156,383)
Financing activities	(302,701)	26,239	(95,234)	(91,966)	6,718
Capital expenditures	8,920	12,345	11,790	8,112	8,948
Current tax expense	13,489	3,512	2,491	2,861	2,556
Deferred tax (benefit) expense	(176,168)	(235,342)	(22,604)	49,635	(66,369)

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,634	$200,321	$3,747	$4,220	$948
Working capital	106,141	324,497	50,438	21,995	69,930
Intangible assets, net (3)	1,963,973	3,211,303	1,967,204	2,125,794	2,104,058
Total assets	2,432,970	3,843,435	2,173,696	2,333,325	2,315,698
Long-term debt and other liabilities (including current portion)	2,162,593	2,532,527	751,021	675,055	655,199
Stockholders’ (deficit) equity	(298,948)	627,239	1,124,308	1,274,699	1,380,383

(1)	The selected consolidated historical financial data includes the operating results, acquired assets and assumed liabilities of the ABC Radio Business subsequent to the closing date of the Merger, June 12, 2007.
(2)	Certain reclassifications have been made to prior year amounts to conform them to current year presentation. Barter expenses relating to selling, general and administrative activities were reclassified from cost of revenue to selling, general and administrative in order to conform to ABC Radio’s presentation subsequent to the Merger.
(3)	In accordance with SFAS No. 142, we conducted impairment tests during the years ended December 31, 2008 and 2007, which resulted in non-cash impairment charges of $1,197.4 million and $1,591.5 million, respectively, on a pre-tax basis to reduce the carrying amounts of FCC licenses and goodwill. Additionally, we recognized non-cash impairment and disposal charges of $10.8 million and $20.9 million during the years ended December 31, 2008 and 2007, respectively, to write down the carrying amounts of certain stations to be divested to their estimated fair market values. We conducted impairment tests during the year ended December 31, 2006, which resulted in non-cash impairment charges of $174.0 million on a pre-tax basis to reduce the carrying amount of FCC licenses and goodwill.
(4)	Operating income for 2008 and 2004 reflects non-cash charges of approximately $21.4 million and $16.4 million, respectively, primarily due to the Company’s settlements with its previous national representation firms. Under the terms of the settlements, the Company’s new representation firm settled the Company’s obligations under the settlement agreements with its previous representation firms and entered into a new long-term contract with the Company.
(5)	On February 18, 2004, we sold 9,630,000 shares of common stock at $19.00 per share and concurrently sold $330.0 million principal amount of convertible subordinated notes. We used all of the net proceeds from these transactions to retire the $500.0 million of 6% subordinated debentures, and in connection with this repayment, we wrote off deferred financing costs of approximately $10.6 million. In August 2004, Citadel Broadcasting Company entered into a new senior credit facility that provided for $600.0 million in revolving loans through January 15, 2010. In connection therewith, we repaid amounts outstanding under the previous credit agreement and wrote off approximately $3.0 million in deferred financing costs. On June 12, 2007, the Company entered into a new Senior Credit and Term Facility and used the proceeds to repay the outstanding balance of Citadel Broadcasting’s senior credit facility. As a result, we wrote off approximately $0.6 million of deferred financing costs. The Senior Credit and Term Facility was amended in 2008 to permit the Company to make voluntary prepayments of the Tranche A and B Term Loans. In connection with the prepayments made during the year ended December 31, 2008, the Company wrote off approximately $3.5 million of debt issuance costs. Additionally, in connection with the third amendment to the Senior Credit and Term Facility on November 25, 2008, the Company permanently reduced the aggregate revolving credit commitments from $200 million to $150 million and wrote off $0.6 million in debt issuance costs related to the modification of the revolving credit facility. In connection with the repurchase of a portion of the Company’s convertible subordinated notes, we also wrote off approximately $2.3 million of debt issuance costs and $5.0 million of debt discount during the year ended December 31, 2008. Also in 2008, the Company recognized gains of approximately $58.4 million and $56.3 million, both net of transaction fees, related to the early extinguishment of a portion of its Senior Credit and Term Facility and the repurchase of a portion of its convertible subordinated notes, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On February 6, 2006, Citadel Broadcasting Corporation (the “Company”) and Alphabet Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”), a Delaware corporation, and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Agreement and Plan of Merger”). The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. The Company refers to the Agreement and Plan of Merger, as amended, as the “ABC Radio Merger Agreement.”

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

In connection with these transactions, TWDC or one of its affiliates retained cash from the proceeds of debt incurred by ABC Radio on June 5, 2007 in the amount of $1.35 billion (the “ABC Radio Debt”). Immediately following the spin-off and pursuant to the ABC Radio Merger Agreement, on June 12, 2007, the separate corporate existence of Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The Merger became effective on June 12, 2007. Also, on June 12, 2007, to effectuate the Merger, the Company entered into a new credit agreement with several lenders to provide debt financing to the Company in connection with the payment of a special distribution on June 12, 2007 in the amount of $2.4631 per share to all pre-merger holders of record of Company common stock as of June 8, 2007 (the “Special Distribution”), the refinancing of Citadel Broadcasting’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the Merger. This senior credit and term agreement provided for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013 (“Tranche A Term Loans”), and $1,535 million term loans maturing in June 2014 (“Tranche B Term Loans”) (collectively, the “Senior Credit and Term Facility”).

As of December 31, 2008, the balance outstanding under the Senior Credit and Term Facility was $2,010.7 million and the Company was in compliance with its covenants under the Senior Credit and Term Facility. However, the expected continuing decline in radio revenues in the first half of 2009 and the projected decline in operating profits created uncertainty regarding the Company’s ability to continue to comply with its debt covenants through 2009. As a result, on March 26, 2009, the Company entered into the Fourth Amendment to the Credit Agreement, dated as of June 12, 2007, as amended, among the Company and several lenders (the “Fourth Amendment”). The Fourth Amendment modifies various terms of the Senior Credit and Term Facility, including suspending certain financial covenants through 2009 while imposing new monthly covenants for 2009 (as further described in the “Senior Debt” section below). The Company expects to be in compliance with the modified terms of the Senior Credit and Term Facility through 2009. The Fourth Amendment also requires the Company to have at least $150 million of available cash as of January 15, 2010 and that the remaining convertible subordinated notes be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010. The Fourth Amendment also requires that if the Company’s cash exceeds $30,000,000 at any time, then the Company must put the amount in excess of $30,000,000 into a cash collateral account for the benefit of the Company’s lenders. The Company will not have access to the cash collateral account to operate its business, fulfill its obligations, or to otherwise meet its liquidity needs without the consent of the lenders.

Based on the current economic and capital markets and the continuing decline in radio revenues, it will be difficult for the Company to meet these requirements in 2010, especially those commencing on January 15, 2010.

If we fail to do so, we will be in default under our Senior Credit and Term Facility and would also be in default under the terms of our convertible subordinated notes (as further described in the “Subordinated Debt and Convertible Subordinated Notes” section below). Should we default, our indebtedness may be accelerated, we will likely not be able to satisfy these obligations, and we may need to either obtain an additional amendment or waiver from lenders or reorganize our capital structure.

Management continues to monitor its compliance with its debt covenants and is taking actions to reduce expenses, improve programming content, enhance revenues and manage its cash flow requirements. Should the Company’s actions not be sufficient to meet the covenants, or if we do not generate enough cash to fund our operating expenses and pay our debt service obligations, the Company may be required to negotiate further amendments to its credit agreement or to restructure its debt.

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company owns and operates radio stations and holds Federal Communications Commission (“FCC”) licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”) as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. In addition to owning and operating radio stations, we also own and operate the ABC Radio Network (“Radio Network”), which produces and distributes a variety of news and news/talk radio programming and formats. The Radio Network is a leading radio network and syndicator with approximately 4,400 station affiliates and 8,500 program affiliations and is a separate reportable segment as defined by SFAS No. 131. Our top 25 markets accounted for approximately 76% and 71% of the 2008 and 2007 Radio Markets segment revenue as reported, respectively. On a pro forma basis for the year ended December 31, 2007, adjusted for the results of ABC Radio and any significant dispositions, our top 25 markets contributed approximately 76% of Radio Markets segment revenue. During the year ended December 31, 2008, the Radio Markets segment contributed approximately 79% of our consolidated net revenue, and for the year ended December 31, 2007, the Radio Markets segment contributed approximately 80% on a pro forma basis of our consolidated pro forma net revenue. During the year ended December 31, 2008, the Radio Network segment contributed approximately 21% of our consolidated net revenue, and for the year ended December 31, 2007, the Radio Network segment contributed approximately 20% on a pro forma basis of our consolidated pro forma net revenue.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. In 2008, approximately 81% of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising, and approximately 19% was generated from the sale of national advertising. The major categories of our Radio Markets’ advertisers include automotive companies, restaurants, fast food chains, banks, medical companies, entertainment companies, and grocery and retail merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

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

Advertising can also be sold on a network basis, which allows advertisers to target commercial messages to a specific demographic audience nationally through the Radio Network business affiliates on a cost-efficient basis compared with placing individual spots across radio station markets. The Radio Network generates substantially all of its revenue from the sale of advertising time accumulated from its affiliate stations. In exchange for the right to broadcast Radio Network programming, its affiliates remit a portion of their advertising time, and in some cases, an additional fee, and may be paid a fee by the Radio Network. This affiliate advertising is then aggregated into packages focused on specific demographic groups and sold by the Radio Network to its advertiser clients who want to reach the listeners who comprise those demographic groups on a national basis. The Radio Network also generates advertising revenue by embedding a defined number of advertising units in its syndicated programs, which it sells to advertisers at premium prices. In addition, the Radio Network generates revenue through affiliate contracts whereby the affiliates agree to air a certain number of commercials on a weekly basis for a set amount of compensation. The Radio Network then sells their airtime to advertisers that want to reach a large audience across all of the Radio Network affiliates. Since the Radio Network generally sells its advertising time on a national basis rather than station by station, the Radio Network generally does not compete for advertising dollars with the stations in the Radio Markets.

Both our Radio Markets and Radio Network compete for creative and performing on-air talent in a highly competitive industry with other radio stations, radio networks and other competing media. As such, while the Company tries to hire and maintain key on-air and programming personnel, we may not be successful in doing so. As of January 2009, the Radio Network no longer employs Sean Hannity or syndicates his program; however, the Company entered into an alternate arrangement whereby certain of its radio stations continue to broadcast the news-talk program for a five-year period in exchange for a guaranteed amount of compensation. While the Company does not believe that the loss of any one or two on-air personalities would have a material adverse effect on our consolidated financial condition and results of operations, the Company’s overall loss of several key on-air personalities combined could have a material adverse effect on our business, and there can be no assurance that we will be able to replace or to retain such key on-air personalities.

In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. As is typical in the radio broadcasting industry, we expect our revenue will be lowest in the first calendar quarter of the year; however, changes in the economy and the industry itself are making it increasingly difficult to predict or anticipate seasonal revenue fluctuations.

Components of Expenses

Our most significant expenses associated with the Radio Markets are (1) sales costs, (2) programming expenses, (3) advertising and promotional expenses and (4) administrative and technical expenses. Our most significant expenses associated with the Radio Network are (1) sales costs, (2) programming, production, and distribution costs (including broadcast rights fees), (3) affiliate compensation, and (4) administrative expenses. Additionally, during 2009, the Radio Network expects to incur one-time expenses to rebrand and rename the radio network. We strive to control these expenses by working closely with local management and to control general administrative costs by centralizing functions such as finance, accounting, legal, human resources and management information systems. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with vendors, where feasible.

Depreciation and amortization of tangible and definite-lived intangible assets associated with acquisitions and interest expense incurred from such acquisitions, most significantly the ABC Radio Business acquisition, are also significant factors in determining our overall profitability.

In addition, the Company’s indefinite-lived intangible assets include FCC broadcast licenses, goodwill and other intangible assets. SFAS No. 142, Goodwill and Other Intangible Assets, requires the Company to evaluate its goodwill and FCC licenses by reporting unit for possible impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The Company operates its business in two reportable segments, Radio Markets and the Radio Network. In accordance with SFAS No. 142, the Company tests for impairment of goodwill at the reporting unit level, which the Company has determined to be a geographic market for its radio stations and the Radio Network for its network operations.

The Company determines the fair value of goodwill using primarily a market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The Company believes a market approach reflects the best estimate of the fair value of an entire reporting unit as radio markets are generally sold within the industry based on a multiple of EBITDA (earnings before interest, taxes and depreciation and amortization). Therefore, the Company utilizes the EBITDA specific to the geographic market and applies a multiple based on recent transactions or a multiple derived from public radio company information to estimate the value of the reporting unit. The Company considered the cost approach to be inapplicable as this approach does not capture going concern value of the business. If the carrying amount of the goodwill is greater than the estimated fair value of the goodwill of the respective reporting unit, the carrying amount of goodwill of that reporting unit is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

The Company evaluates the fair value of its FCC licenses at the unit of account level, as defined by Emerging Issues Task Force (“EITF”) 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, and has determined the unit of account to be the geographic market level. The Company’s lowest level of identifiable cash flow is the geographic market level. For purposes of testing the carrying value of the Company’s FCC licenses for impairment, the fair value of FCC licenses for each geographic market contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) forecasted revenue growth rates for each radio geographic market; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a geographic market basis are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a geographic market basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given geographic market, the carrying amount of the FCC license in that geographic market is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

As more fully set forth in “Critical Accounting Policies,” FCC licenses and goodwill represent a substantial portion of our total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the Radio Markets and Radio Network and other assumptions, including, but not limited to, forecasted revenue growth rates, market share, profit margins and risk-adjusted discount rate.

The Company was one of several entities that over the course of approximately nine months participated in a competitive bidding process to acquire the ABC Radio Business, and the terms of the transaction were finalized on February 6, 2006, when the Company entered into the Agreement and Plan of Merger. During the extended period of time that the ABC Radio Business was held for sale, the revenue of the major markets (where the ABC Radio Business operated) started to decline, and the revenue and performance of the ABC Radio Business declined at an even faster rate. This lengthy period of over two years until the closing of the Merger in June 2007 was an uncertain time for the ABC Radio Business. The Company believes that the decline in the ABC Radio Business beyond the market decline generally was in part due to this uncertainty surrounding the business. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger, and upon closing the Merger, the Company believed that over time, the ABC Radio Business would recoup ground that had been lost, and specifically that during the two years following the Merger, revenues and performance would increase, in part, due to expected management and programming changes.

The implicit purchase price multiple for the ABC Radio Business was evaluated against other public companies within the radio industry as of June 30, 2007, and the Company believed that the multiple was reasonable and comparable to others in the industry, and therefore, it was more likely than not that the fair value of the ABC Radio Business was in excess of the carrying value as of June 30, 2007. The Company was also aware, however, that if future declines in operations of the ABC Radio Business and declines in purchase price multiples for the radio industry were to continue, this could result in the carrying values exceeding the fair value, which would result in impairment charges in future periods. After the ABC Radio Business was acquired, the radio industry was beginning to experience a slow down, especially in the major markets. It was difficult, however, to determine at that point in time whether the revenue trends were temporary or more of a permanent nature.

FCC licenses and goodwill, totaling approximately $2.7 billion, were recorded as part of the purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill associated with the ABC Radio Business is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to the continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s stock price decline from the date of the Merger through the end of 2007, the Company recognized a non-cash impairment charge of $1,115.2 million for the year ended December 31, 2007, which was comprised of $347.8 million of FCC license impairment relating to the ABC Radio stations and $767.4 million of goodwill impairment related to the ABC Radio Business, to reduce the carrying values to their estimated fair values.

In addition, as a result of the overall deterioration in the radio marketplace, the operating results of the Company’s other radio stations, the decline in the Company’s stock price discussed above and certain reporting units being more likely than not to be disposed, the Company recorded an additional non-cash impairment and disposal charge for the year ended December 31, 2007 relating to its other radio stations of $476.3 million, which was comprised of $156.9 million and $319.4 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values.

During 2008, the Company performed an interim impairment analysis as of June 30, 2008 due to a continued slow down in the revenues in the radio marketplace, the decline in operating results of the ABC Radio Business and the Company’s other radio stations, as well as a continued decline in the Company’s stock price. The Company performs its annual impairment test as of October 1, 2008. However, prior to the completion of the annual impairment analysis, certain critical events occurred in the United States during the fourth quarter of 2008, including the failure of certain financial institutions and other businesses, which had a material adverse effect on the U.S. economy overall and significantly impacted the Company’s operations in particular. This downturn in the United States economy resulted in an overall reduction in the level of business activity in the radio industry and decreased spending by radio advertisers, leading to a decline in radio broadcasting revenue and contributing to a further deterioration in the Company’s stock price, which fell 77.5% from October 1, 2008 to December 31, 2008. The Company considered this severe economic downturn to represent a separate triggering event occurring subsequent to October 1, 2008 that required an interim impairment analysis updated through December 31, 2008. Although the Company did not complete its annual test at October 1, the Company did determine there was no improvement in the fair values of FCC licenses or goodwill from its October 1 annual testing date to the interim testing date as of December 31, 2008.

As a result of these evaluations during the year ended December 31, 2008, the Company recognized a non-cash impairment and disposal charge of $1,197.4 million, which was comprised of $824.4 million and $373.0 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values. The material assumptions utilized in these analyses included overall future market revenue growth rates for the residual year of approximately 2.5% at June 30, 2008 and 2.0% at December 31, 2008, weighted average cost of capital of 9% at June 30, 2008 and 10.0% at December 31, 2008 and estimated EBITDA multiples of between 8.6 times and 9.4 times at June 30, 2008 and 7.0 times at December 31, 2008.

If the material assumptions are less favorable than those projected by us or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations. As an example, increasing the weighted average cost of capital from 10.0% to 11.0 % would result in an additional impairment charge of approximately $191.6 million to the Company’s FCC licenses and decreasing the estimated future market revenue growth rates from 2.0% to 1.5% would result in an additional impairment charge of approximately $72.4 million to the Company’s FCC licenses. A 10% decrease in the EBITDA multiple used to estimate the fair value of the Company’s reporting units would require the Company to assess the carrying amounts and implied fair values of approximately 13 reporting units with goodwill carrying amounts of approximately $216.6 million.

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. During the year ended December 31, 2008, the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required the Company to transfer one of its existing stations in its Salt Lake City market into a divestiture trust (together with Last Bastion, the “Divestiture Trusts”). The Company recognized non-cash impairment and disposal charges of $10.8 million and $20.9 million in 2008 and 2007, respectively, in order to write down the FCC licenses of the transferred stations to their estimated fair value since these stations are more likely than not to be disposed. As of December 31, 2008 the Company had nine stations remaining in the Divestiture Trusts. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated by us, or for which we provided sales and marketing services, during the applicable periods, and of the Radio Network. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report. As previously discussed, the Merger was completed on June 12, 2007, and accordingly, the Company’s consolidated balance sheets as of December 31, 2008 and 2007 include an allocation of the assets acquired and liabilities assumed. Pro forma amounts for 2007 and 2006 have been adjusted for the results of ABC Radio, including any purchase price adjustments and any significant station dispositions. For additional information regarding the determination of these pro forma amounts, see Note 3 to the consolidated financial statements.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenue

	December 31, 2008	December 31, 2007	$ Change
	(Amounts in millions)
Net revenue:
Local	$559.1	$497.2	$61.9
National	304.0	222.6	81.4

Net revenue	$863.1	$719.8	$143.3

Net revenue for the year ended December 31, 2008 increased by approximately $143.3 million from approximately $719.8 million during the year ended December 31, 2007 to approximately $863.1 million. The increase is due to the acquisition of ABC Radio on June 12, 2007; 2008 includes a full year of revenue from the operations of ABC Radio. Net revenue was $860.6 million during the year ended December 31, 2008 as compared to $949.6 million for the year ended December 31, 2007, both on a pro forma basis, which represents a decrease of $89.0 million, or 9.4%. Pro forma revenue has been adjusted for the results of ABC Radio as if it had been acquired at the beginning of each year disclosed, including any purchase price adjustments, and any significant station dispositions. The decrease in revenue on a pro forma basis was a result of a $73.7 million decline in revenue from the Radio Markets and a $15.5 million revenue decline at the Radio Network. The decline in net revenue is primarily attributable to an industry wide decline in radio advertising. On a pro forma basis, Radio Market national revenue was down approximately 14.6% and local revenue was down approximately 8.4%. As a result of the current economic environment, the Company believes net revenue will continue to decline in 2009.

Cost of Revenue

	December 31, 2008	December 31, 2007	$ Change
	(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$353.0	$254.7	$98.3

Cost of revenue increased approximately $98.3 million to $353.0 million for the year ended December 31, 2008 as compared to $254.7 million for the year ended December 31, 2007. The operations of ABC Radio for a full year in 2008 contributed the majority of this increase in cost of revenue. On a pro forma basis, cost of revenue decreased by $9.8 million, or 2.7%, during the year ended December 31, 2008 from $362.8 million for the year ended December 31, 2007 to $353.0 million during the year ended December 31, 2008. This decrease is primarily attributable to a reduction in promotional costs for the Radio Markets and Radio Network and a reduction in Radio Network programming costs, partially offset by an increase in programming costs at the Radio Markets.

Selling, General and Administrative

	December 31, 2008	December 31, 2007	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$227.5	$195.6	$31.9

Selling, general and administrative expenses for the year ended December 31, 2008 increased approximately $31.9 million to $227.5 million from $195.6 million for the year ended December 31, 2007. This increase was primarily attributed to the expenses incurred at ABC Radio during the full year ended December 31, 2008. On a pro forma basis, selling, general and administrative expenses decreased $19.3 million, or 7.8%, from $246.8 million for the year ended December 31, 2007 to $227.5 million during the year ended December 31, 2008, primarily due to decreases in selling-related costs at the Radio Markets due to lower revenue, as well as reduced general and administrative costs at the Radio Network and Radio Markets, partially offset by an increase in selling costs at the Radio Network.

Corporate General and Administrative Expenses

	December 31, 2008	December 31, 2007	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$32.0	$44.6	$(12.6)

Corporate general and administrative expenses decreased $12.6 million, from $44.6 million during the year ended December 31, 2007 to $32.0 million for the year ended December 31, 2008. The decrease in corporate general and administrative expense is the result of a decrease in stock-based compensation of approximately $9.3 million and compensation costs of approximately $3.0 million.

Depreciation and Amortization

	December 31, 2008	December 31, 2007	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$18.0	$15.0	$3.0
Amortization	27.3	15.7	11.6

Total depreciation and amortization	$45.3	$30.7	$14.6

Depreciation and amortization expense was $45.3 million during the year ended December 31, 2008, compared to $30.7 million for the year ended December 31, 2007. The increase in depreciation and amortization expense is primarily attributable to approximately $27.0 million in amortization of definite-lived intangible assets acquired by the Company in connection with the Merger, which includes approximately $3.5 million of additional amortization expense recorded in the second quarter as a result of the Company’s final allocation of the purchase price for the ABC Radio Business. Depreciation and amortization expense for the Company is expected to be approximately $40 million for the year ending December 31, 2009.

Asset Impairment and Disposal Charges

	December 31, 2008	December 31, 2007	$ Change
	(Amounts in millions)
Asset impairment and disposal charges	$1,208.2	$1,612.4	$(404.2)

Radio Markets and Radio Network revenue continued to deteriorate and the Company’s stock price continued to decline throughout the year ended December 31, 2008. As a result of this deterioration in the overall radio marketplace and the Company’s decline in stock price, the Company conducted interim impairment tests, in addition to its annual impairment test as of October 1, 2008. As a result, the Company recorded non-cash impairment and disposal charges of approximately $1,197.4 million for the year ended December 31, 2008, to reduce the carrying value of FCC licenses and goodwill by $824.4 million and $373.0 million, respectively, to their estimated fair values.

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to Last Bastion as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. During the third quarter of 2008, the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required the Company to transfer one of its existing stations in its Salt Lake City market into the Divestiture Trusts. During 2008, the Company recognized non-cash impairment and disposal charges of approximately $10.8 million in order to write down the FCC licenses of the transferred stations to their estimated fair values since these stations are more likely than not to be disposed. As of December 31, 2008, the Company had nine stations remaining in the Divestiture Trusts. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

As a result of the overall decline in the radio marketplace, the operating results of the Company’s radio stations and the decline in the Company’s stock price and certain reporting units being more likely than not to be divested, the Company conducted interim impairment tests, in addition to its annual impairment test as of October 1, 2007. As a result, the Company recorded a non-cash impairment charge of $1,591.5 million during the year ended December 31, 2007, which is comprised of $504.7 million and $1,086.8 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values. During the year ended December 31, 2007, the Company also recognized a non-cash impairment charge of $20.9 million to write down the carrying amounts to the estimated fair market value related to certain of the eleven stations that were required to be assigned to a divestiture trust upon the closing of the Merger and other radio assets for which we had definitive sales agreements.

If the Company’s revenue and operating results continue to decline in 2009 or if any material assumptions used to value its FCC licenses and goodwill are less favorable than projected, the Company may be required to recognize additional impairment charges in future periods, which could be material.

Non-Cash Charge Related to Contractual Obligations

In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm has agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. The Company’s termination of the pre-existing contract between ABC Radio and its national representation firm was subject to bankruptcy court approval, which was effective as of July 5, 2008 and therefore the pre-existing contract was terminated as of March 2008. As such, the Company has recognized the payment of approximately $21.4 million as a non-cash charge related to contract obligations in the year ended December 31, 2008, and the total up-front payment amount related to this contract of approximately $26.4 million, which includes an additional up-front payment received by the Company in connection with entering into the new contract, represents a deferred obligation and is included in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2008. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019, as a reduction to national commission expense, which is included in cost of revenue. The previous remaining unamortized charge of approximately $11.7 million as of March 31, 2008 will be amortized over the remaining life of the original contract, which would have expired on September 30, 2011.

Operating Loss

	December 31, 2008	December 31, 2007	$ Change
	(Amounts in millions)
Operating loss	$(1,024.0)	$(1,415.8)	$391.8

Operating loss decreased approximately $391.8 million for the year ended December 31, 2008 from a loss of $1,415.8 million for the year ended December 31, 2007 to a loss of $1,024.0 million for the year ended December 31, 2008. The decrease in operating loss for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is primarily the result of a decrease in asset impairment and disposal charges of approximately $404.2 million and the operations of the ABC Radio Business offset by an increase in a non-cash charge related to contractual obligations of approximately $21.4 million and an increase in depreciation and amortization of $14.6 million.

Interest Expense, Net

	December 31, 2008	December 31, 2007	$ Change
	(Amounts in millions)
Interest expense, net	$211.8	$100.7	$111.1

Interest expense increased to $211.8 million for the year ended December 31, 2008 from $100.7 million for the year ended December 31, 2007, an increase of $111.1 million. Included in interest expense for the year ended December 31, 2008 is approximately $82.4 million, net of the credit risk adjustment described below, related to the Company’s interest rate swap arrangement. The Company’s interest rate swap was designated to hedge specific cash flow variability associated with certain interest payments. During the fourth quarter, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated in the fourth quarter, and hedge accounting was discontinued. The change in the fair value of the interest rate swap liability of $53.5 million during the fourth quarter of 2008 was recognized as interest expense, and the $48.0 million that had previously been recorded in accumulated other comprehensive income (loss) was immediately reclassified and recorded as a component of interest expense. The change in the fair value of the interest rate swap liability will directly impact the Company’s interest expense in future periods. Effective as of the date of the Fourth Amendment, the revolving loans and Tranche A Term Loans will incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans will incur a rate of 4.25% per annum. The Company expects that its interest expense will increase because of this additional interest; however this additional interest will be paid on each interest payment date by increasing the principal amount of the related debt. This interest will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable.

The Company determines the fair value of its interest rate swap in accordance with SFAS No. 157, Fair Value Measurements. As part of the fair value determination, the Company adjusted the fair value of the interest rate swap liability for nonperformance risk, which reduced the interest expense by $19.1 million. Excluding the net interest expense of $82.4 million related to the Company’s interest rate swap, interest expense increased $28.7 million as compared to the prior year. This remaining increase in interest expense was primarily the result of interest incurred pursuant to the Company’s interest rate swap arrangement, which was in place for a full year in 2008, as well as higher average principal balances under the Senior Credit and Term Facility, partially offset by a reduction in interest rates in the current year period compared to the comparable prior year period.

Debt issuance costs are amortized over the respective terms of the Company’s convertible subordinated notes and the related components of the Company’s Senior Credit and Term Facility. For the years ended December 31, 2008 and 2007, the amortization of the debt issuance costs on the Senior Credit and Term Facility was $5.1 million and $3.3 million, respectively. During the years ended December 31, 2008 and 2007, the amortization of the debt issuance costs on the convertible subordinated notes was approximately $0.6 million and $1.1 million, respectively.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 10 to the consolidated financial statements, the convertible subordinated notes contain contingent interest rate features that are required to be accounted for as a derivative. The Company recorded these derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At each reporting date, the Company measures the estimated fair value of these instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings as an adjustment to interest expense. During the year ended December 31, 2008 and 2007, we recognized gains due to the change in the estimated fair value of the derivative financial liabilities of approximately $3.3 million and approximately $2.5 million, respectively. Changes in the estimated value of the derivative liabilities could impact interest expense in future periods. In addition, see the discussion below under the heading “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount” for future impacts on interest expense for the Company.

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

During the year ended December 31, 2008, the Company paid down $72.8 million and $187.5 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $200.0 million. The Company recognized a gain of approximately $58.4 million, net of transaction fees, for the year ended December 31, 2008 resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

The Senior Credit and Term Facility was modified a third time on November 25, 2008 as described under the heading “Senior Debt” below. The Company wrote off $0.6 million in debt issuance costs related to the modification of the revolving credit facility.

In connection with the Senior Credit and Term Facility, the Company incurred approximately $45.9 million of debt issuance costs, including approximately $0.3 million and $10.5 million incurred in connection with the amendments on March 13, 2008 and November 25, 2008, respectively. In accordance with Accounting Principles Board Opinion No. 26, the Company wrote off approximately $3.5 million of debt issuance costs relating to the prepayments during the year ended December 31, 2008.

During 2008 we reached a settlement with respect to litigation involving our convertible subordinated notes whereby we repurchased $55.0 million of such notes that were tendered and not withdrawn. The remaining convertible subordinated notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). During the year ended December 31, 2008, we repurchased an aggregate amount of $281.0 million in principal amount of primarily our Amended Notes, including the $55.0 million related to the initial exchange offer, and recognized a gain of approximately $56.3 million, net of transaction fees.

In connection with the repurchase of a portion of the convertible subordinated notes, we also wrote off approximately $2.3 million of debt issuance costs during the year ended December 31, 2008 that had been capitalized related to the convertible subordinated notes.

The discount amounts corresponding to the derivative financial instruments associated with the convertible subordinated notes are being amortized over the remaining contractual term of the Amended Notes. In connection with the repurchase of a portion of the Amended Notes, we wrote off approximately $5.0 million of debt discount during the year ended December 31, 2008. For the years ended December 31, 2008 and 2007, the amortization of the discount on the convertible subordinated notes was $0.9 million and $0.5 million, respectively, and is included in interest expense.

Income Tax Benefit

	December 31, 2008	December 31, 2007	$ Change
	(Amounts in millions)
Income tax benefit	$(162.7)	$(231.8)	$69.1

For the year ended December 31, 2008, the Company recognized an income tax benefit of $162.7 million based on a loss before income taxes of $1,132.5 million. Excluding the valuation allowance charge of $131.9 million and asset impairment charge of $1,208.2 million and the tax benefit associated with this charge of approximately $338.9 million, which was adversely impacted by the impairment of non-deductible goodwill, income before taxes would have been $75.7 million and tax expense would have been $44.3 million, resulting in an effective tax rate of 58.5%. This effective rate differs from the federal tax rate of 35% as the result of a $8.5 million non-cash write-down of the Company’s deferred tax asset related to stock compensation as discussed below, state tax expense, net of federal benefit, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2008, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, time-vesting restricted shares vested during the year ended December 31, 2008, and the Company recognized an $8.5 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock-based awards.

For the year ended December 31, 2007, the Company recognized tax benefit of approximately $231.8 million based on a loss before income taxes of approximately $1,517.1 million. Excluding the asset impairment and disposal charge of $1,612.4 million and the tax benefit associated with this charge of approximately $284.6 million, which was adversely impacted by the write-off of non-deductible goodwill, income before taxes would have been approximately $95.3 million and tax expense would have been approximately $52.8 million, resulting in an effective tax rate of 55%. The Company’s effective tax rate differs from the federal tax rate of 35% as a result of a $3.1 million non-cash write down of the Company’s deferred tax asset (as further discussed below), $3.2 million state income tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate upon the completion of the Merger as a result of a change in the jurisdictions in which the Company conducts business, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2007, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, time-vesting restricted shares vested during the year ended December 31, 2007, and the Company recognized a $3.1 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock-based awards.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised. As of December 31, 2008, the Company had $7.3 million in deferred tax assets related to such equity awards. The underlying fair value of equity awards since the date of grant have declined in value and the Company does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R, Share-Based Payment). Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Additionally, under SFAS No. 141R, any subsequent changes to the entity’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of the acquisition date of the associated business combination. Such changes will typically be recognized as an adjustment to income tax expense. Of the Company’s $11.0 million liability for unrecognized tax benefits as of December 31, 2008, $5.6 million relates to tax positions from prior acquisitions.

Net Loss

Net loss decreased to $969.8 million, or $(3.69) per basic share for the year ended December 31, 2008 compared to a net loss of $1,285.2 million, or $(6.61) per basic share, for the year ended December 31, 2007 as a result of the factors described above. Included in net loss for the year ended December 31, 2008 was a non-cash asset impairment and disposal charge of $869.3 million, net of tax, or $(3.31) per basic share, additional tax expense related to a change in the valuation allowance of $131.9 million, or ($0.50) per basic share, a charge related to the change in fair value of the interest rate swap, net, of $51.6 million net of tax, or $(0.20) per basic share, and $19.3 million of stock-based compensation expense, net of tax, or $(0.07) per basic share, offset by a gain on the extinguishment of debt less the write-off of deferred financing costs and debt discount of $64.8 million net of tax, or $0.25 per basic share. Included in net loss for the year ended December 31, 2007 was a non-cash asset impairment of $1,327.8 million, net of tax, or $(6.83) per basic share, and $21.5 million of stock-based compensation expense, net of tax, or $(0.11) per basic share.

Diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the year ended December 31, 2008. The effect of the options outstanding to purchase approximately 0.6 million shares of common stock of the Company and approximately 0.7 million nonvested shares of common stock outstanding were excluded from the calculation of diluted net loss per share for the year ended December 31, 2007 as their effect would have been antidilutive due to the net loss reported. For the years ended December 31, 2008 and 2007, potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 8.0 million and 13.1 million shares of common stock of the Company, respectively were not included in the calculation of diluted per share amounts as the effect would have been antidilutive due to the net loss reported.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenue

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Net revenue:
Local	$497.2	$372.7	$124.5
National	222.6	60.2	162.4

Net revenue	$719.8	$432.9	$286.9

Net broadcasting revenue for the year ended December 31, 2007 increased by approximately $286.9 million from approximately $432.9 million. The increase was driven primarily by the operating results of ABC Radio since the date of the Merger on June 12, 2007. Pro forma net revenue, as adjusted for the results of ABC Radio, purchase price adjustments and any significant station dispositions, was $949.6 million for the year ended December 31, 2007 as compared to pro forma net revenue of $983.5 million during the year ended December 31, 2006, a decrease of $33.9 million, or 3.4%. The decrease in net revenue on a pro forma basis was primarily the result of a $30.1 million decline in revenue from the Radio Markets. The decline in net revenue at the Radio Markets was primarily attributable to lower revenue in our Birmingham, AL; Washington, DC; Dallas, TX; Atlanta, GA; San Francisco, CA; Providence, RI; Tucson, AZ and Detroit, MI radio stations. On a pro forma basis, Radio Markets national revenue was down approximately 7.4% and local revenue was down approximately 2.9%.

Cost of Revenue

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$254.7	$120.3	$134.4

Cost of revenue increased by approximately $134.4 million to $254.7 million for the year ended December 31, 2007 as compared to the same period in 2006. The increase represents primarily the cost of revenue incurred in ABC Radio’s operations for the period from June 12, 2007 through December 31, 2007. On a pro forma basis, cost of revenue increased by $3.3 million, or less than 1%, during the year ended December 31, 2007 from $359.5 million for the year ended December 31, 2006 to $362.8 million during the year ended December 31, 2007.

Selling, General and Administrative

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$195.6	$126.6	$69.0

Selling, general and administrative expenses for the year ended December 31, 2007 increased approximately $69.0 million to $195.6 million from $126.6 million in the year ended December 31, 2006, largely resulting from the costs incurred by the ABC Radio Business from June 12, 2007 through December 31, 2007. On a pro forma basis, selling, general and administrative expenses increased by $2.0 million, or less than 1%, from $244.8 million for the year ended December 31, 2006 to $246.8 million during the year ended December 31, 2007.

Corporate General and Administrative Expenses

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$44.6	$30.3	$14.3

Corporate general and administrative expenses increased $14.3 million, from $30.3 million during the year ended December 31, 2006 to $44.6 million for the year ended December 31, 2007. We incurred an increase of $2.7 million in stock-based compensation expense and related compensation costs of $1.8 million, higher overall salaries, professional fees and technology connectivity costs related to the integration of ABC Radio and payroll taxes associated with the Special Distribution paid on nonvested shares of stock-based awards.

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

Intangible assets presented in the accompanying consolidated balance sheet as of December 31, 2007 reflect a preliminary allocation to ABC Radio assets acquired, including FCC licenses and goodwill, which are not subject to amortization, and customer-related intangible assets that are being amortized in relation to the economic benefits of such asset over a total estimated useful life of approximately seven years. The Company finalized its allocation in 2008.

Asset Impairment and Disposal Charges

	December 31, 2007	December 31, 2006	$ Change
	(Amounts in millions)
Asset impairment and disposal charges	$1,612.4	$174.0	$1,438.4

On February 6, 2006, the Company entered into the Agreement and Plan of Merger. Subsequent to entering into the Agreement and Plan of Merger, the operating results of the ABC Radio Business declined. The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.7 billion were recorded as part of the preliminary purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill associated with the ABC Radio Business is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s stock price decline from the date of the Merger through December 31, 2007, the Company reviewed the estimated fair value of the assets acquired in connection with the Merger as of September 30, 2007, October 1, 2007 (the Company’s annual impairment testing date), and December 31, 2007. For the year ended December 31, 2007, the Company recognized a non-cash impairment charge of $1,115.2 million, which is comprised of $347.8 million of FCC license impairment and $767.4 million of goodwill impairment to reduce the carrying values to their estimated fair values. If market conditions and operational performance of the respective reporting units within the ABC Radio Business were to continue to deteriorate, or if facts and circumstances change that would, more likely than not, reduce the estimated fair value of the FCC licenses and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

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

Segment Results of Operations

The Company presents segment operating income (“SOI”), which is a non-GAAP measure, as a primary measure of profit and loss for its operating segments in accordance with SFAS No. 131. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, stock-based compensation, corporate general and administrative expenses, non-cash charge related to contract obligations, asset impairment and disposal charges and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of SOI to the Company’s consolidated results of operations is presented at Note 18 to the consolidated financial statements. The Company has previously presented segment operating income before depreciation and amortization (“Segment OIBDA”), which was not calculated according to accounting principles generally accepted in the United States of America, as a primary measure of profit and loss for its operating segments. However, because of the significance and variability of asset impairment and disposal charges and other non-cash amounts that were reflected in Segment OIBDA, use of this measure by Company management has become less relevant and therefore, management utilizes SOI as its primary measure of profit or loss for its operating segments.

The following tables present the Company’s revenue, SOI, asset impairment and disposal charges, non-cash charge related to contractual obligations, local marketing agreement fees, stock-based compensation expense and depreciation and amortization by segment for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Net revenue:
Radio Markets	$688.8	$615.1	$432.9
Radio Network	181.8	109.1	—

Segment revenue	$870.6	$724.2	$432.9

Intersegment revenue:
Radio Markets	$(7.5)	$(4.4)	$—
Radio Network	—	—	—

Total intersegment revenue	$(7.5)	$(4.4)	$—

Net revenue	$863.1	$719.8	$432.9

SOI:
Radio Markets	$261.4	$257.1	$190.3
Radio Network	28.5	19.7	—
Asset impairment and disposal charges	(1,208.2)	(845.0)	(174.0)
ABC Radio—unallocated asset impairment	—	(767.4)	—
Non-cash amounts related to contractual obligations	(21.4)	—	—
Corporate general and administrative	(32.0)	(44.6)	(30.3)
Local marketing agreement fees	(1.3)	(1.3)	(1.3)
Stock-based compensation expense	(7.4)	(7.4)	(4.2)
Depreciation and amortization	(45.3)	(30.7)	(16.7)
Other, net	1.7	3.8	1.0

Total operating loss	$(1,024.0)	$(1,415.8)	$(35.2)

Asset impairment and disposal charges:
Radio Markets	$1,188.3	$845.0	$174.0
Radio Network	19.9	—	—
ABC Radio—unallocated asset impairment	—	767.4	—

Total asset impairment and disposal charges	$1,208.2	$1,612.4	$174.0

Non-cash amounts related to contractual obligations
Radio Markets	$21.4	$—	$—
Radio Network	—	—	—

Total non-cash amounts related to contractual obligations	$21.4	$—	$—

Local marketing agreement fees
Radio Markets	$1.3	$1.3	$1.3
Radio Network	—	—	—

Total local marketing agreement fees	$1.3	$1.3	$1.3

Segment stock-based compensation expense:
Radio Markets	$5.2	$5.7	$4.2
Radio Network	2.2	1.7	—

Total segment stock-based compensation expense	$7.4	$7.4	$4.2

Segment depreciation and amortization:
Radio Markets	$25.8	$24.5	$16.7
Radio Network	19.5	6.2	—

Total segment depreciation and amortization	$45.3	$30.7	$16.7

Radio Markets

	Year Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Radio Markets—as reported
Net revenue	$688.8	$615.1	$432.9

SOI	$261.4	$257.1	$190.3
Asset impairment and disposal charges	(1,188.3)	(845.0)	(174.0)
Non-cash amounts related to contractual obligations	(21.4)	—	—
Local marketing agreement fees	(1.3)	(1.3)	(1.3)
Stock-based compensation expense	(5.2)	(5.7)	(4.2)
Depreciation and amortization	(25.8)	(24.5)	(16.7)

Operating loss—Radio Markets	$(980.6)	$(619.4)	$(5.9)

Radio Markets—pro forma
Net revenue	$688.8	$762.5	$792.6

SOI	$261.4	$319.3	$359.7
Asset impairment and disposal charges	(1,188.3)	(845.0)	(178.7)
Non-cash amounts related to contractual obligations	(21.4)	—	—
Local marketing agreement fees	(1.3)	(1.3)	(1.3)
Stock-based compensation expense	(5.2)	(5.7)	(8.6)
Depreciation and amortization	(25.8)	(24.5)	(34.2)

Operating (loss) income—Radio Markets	$(980.6)	$(557.2)	$136.9

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

On an as-reported basis, Radio Markets revenue increased to $688.8 million for the year ended December 31, 2008 from $615.1 million for the year ended December 31, 2007. The increase in revenue was the result of the acquisition of ABC Radio on June 12, 2007 and as such, 2008 includes a full year of revenue from the operations of ABC Radio Markets. On a pro forma basis, Radio Markets revenue decreased $73.7 million, or 9.7%, from $762.5 million for the year ended December 31, 2007 as compared to $688.8 million for the year ended December 31, 2008. The decline in net revenue at the Radio Markets is primarily attributable to an industry wide decline in advertising. On a pro forma basis, Radio Markets national revenue was down approximately 14.6% and local revenue was down approximately 8.4%. As a result of the current economic environment, the Company expects that net revenue will continue to decline in 2009.

On an as-reported basis, SOI was $261.4 million for the year ended December 31, 2008 as compared to $257.1 million for the year ended December 31, 2007. The increase in SOI for the year ended December 31, 2008 was primarily the result of the operations of the ABC Radio Markets for a full year in 2008.

On a pro forma basis, SOI was $261.4 million for the year ended December 31, 2008 as compared to $319.3 million for year ended December 31, 2007. The decrease in SOI for the year ended December 31, 2008 was primarily the result of the decrease in net revenue, partially offset by decreases in selling costs due to the decline in revenue and reduced promotional costs and general and administrative expenses.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

On an as-reported basis, Radio Markets revenue increased to $615.1 million for the year ended December 31, 2007 from $432.9 million for the year ended December 31, 2006. The increase in revenue was the result of the acquisition of ABC Radio. On a pro forma basis, Radio Markets revenue decreased $30.1 million, or 3.8%, from $792.6 million for the year ended December 31, 2006 as compared to $762.5 million for the year ended December 31, 2007. The decline in net revenues at the Radio Markets was the result of lower revenues in our Birmingham, AL; Washington, DC; Dallas, TX; Atlanta, GA; San Francisco, CA; Providence, RI; Tucson, AZ and Detroit, MI radio stations. The decreased revenues are primarily attributable to an overall decline in the total market revenues, as well as format changes in our Birmingham, AL and Minneapolis, MN markets and increased competition for our stations in Dallas, TX and Atlanta, GA. On a pro forma basis, Radio Markets national revenues were down approximately 7.4% and local revenues were down approximately 2.9%.

On an as-reported basis, SOI was $257.1 million for the year ended December 31, 2007 as compared to $190.3 million for the year ended December 31, 2006, an increase of $66.8 million. SOI for the year ended December 31, 2007 includes the ABC Radio operations from the date of acquisition, June 12, 2007.

On a pro forma basis, SOI decreased by $40.4 million, from $359.7 million for the year ended December 31, 2006 to $319.3 million for the year ended December 31, 2007. Pro forma SOI for the year ended December 31, 2007 was negatively impacted by the decrease in Radio Markets net revenues discussed above.

Results for the Radio Markets segment for the year ended December 31, 2007 do not include any allocation of the non-cash impairment charge of $767.4 million discussed above because the amount was not allocated to the operating segments of the ABC Radio Business.

For additional information regarding asset impairment and disposal charges and non-cash amounts related to contractual obligations, see Note 5 and Note 8, respectively, to the consolidated financial statements.

Radio Network

	Year Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Radio Network—as reported
Net revenue	$181.8	$109.1	$—

SOI	$28.5	$19.7	$—
Asset impairment and disposal charges	(19.9)	—	—
Stock-based compensation expense	(2.2)	(1.7)	—
Depreciation and amortization	(19.5)	(6.2)	—

Operating (loss) income—Radio Network	$(13.1)	$11.8	$—

Radio Network—pro forma
Net revenue	$179.3	$194.8	$197.1

SOI	$26.0	$32.1	$32.5
Asset impairment and disposal charges	(19.9)	—	—
Stock-based compensation expense	(2.2)	(1.7)	(4.4)
Depreciation and amortization	(19.5)	(6.2)	(17.2)

Operating (loss) income—Radio Network	$(15.6)	$24.2	$10.9

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

On an as-reported basis, Radio Network net revenue increased $72.7 million to $181.8 million for the year ended December 31, 2008, from $109.1 million for the year ended December 31, 2007. The increase in revenue was the result of the Merger on June 12, 2007 and as such, 2008 includes a full year of revenue from the ABC Radio Network. On a pro forma basis, Radio Network net revenue decreased $15.5 million, or 8.0%, from $194.8 million for the year ended December 31, 2007 to $179.3 million for the year ended December 31, 2008. The revenue decrease was due primarily to lower revenue from the Paul Harvey contract, certain underperforming urban products, as well as our news product, partially offset by increased revenue from our Hispanic targeted products. As a result of the current economic environment and changes in our network programs, the Company expects that net revenue will continue to decline in 2009.

On an as-reported basis, Radio Network SOI was $28.5 million for the year ended December 31, 2008 as compared to SOI of $19.7 million for the year ended December 31, 2007. The increase in SOI for the year ended December 31, 2008 was primarily attributable to the operations of the ABC Radio Network for a full year in 2008.

On a pro forma basis, SOI decreased approximately $6.1 million, or 19.0%, to $26.0 million for the year ended December 31, 2008 from $32.1 million for the year ended December 31, 2007. The decrease in SOI is primarily associated with the decrease in net revenue and an increase in selling-related costs, partially offset by decreases in programming costs, promotional costs and general and administrative costs.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

On an as-reported basis, the segment information detailed above includes the operations of the Radio Network from June 12, 2007 through December 31, 2007 as the Radio Network was acquired as part of the Company’s acquisition of ABC Radio. The Company has no prior year period revenue or operating income for comparison purposes on an as-reported basis as the Company has previously reported its operations as one segment, Radio Markets.

On a pro forma basis, Radio Network net revenue decreased $2.3 million, or 1.2%, from $197.1 million for the year ended December 31, 2006 to $194.8 million for the year ended December 31, 2007. The revenue decrease was due primarily to lower billing on news and information products offset by increased billing on ESPN Radio products. On a pro forma basis, SOI decreased approximately $0.4 million, or 1.2%, to $32.1 million for the year ended December 31, 2007 from $32.5 million for the year ended December 31, 2006. The increase in pro forma SOI is primarily associated with lower affiliate station compensation, lower talent costs and lower salaries/severance due to headcount reductions that occurred in 2006 offset by the decreased revenues.

Results for the Radio Network segment for the year ended December 31, 2007 do not include any allocation of the non-cash impairment charge of $767.4 million discussed above because the amount was not allocated to the operating segments of the ABC Radio Business.

For additional information regarding asset impairment and disposal charges, see Note 5 to the consolidated financial statements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and cash provided by the operations of our Radio Markets and our Radio Network.

We have substantial indebtedness that may limit our ability to grow, compete, and obtain additional financing in the credit and capital markets. As of December 31, 2008, we had a total indebtedness of approximately $2,059.7 million, which consisted of $2,010.7 million under our Senior Credit and Term Facility and $49.0 million under our convertible subordinated notes.

As of December 31, 2008, the Company was in compliance with its covenants under the Senior Credit and Term Facility. However, the expected continuing decline in radio revenues in the first half of 2009 and the projected decline in operating profits created uncertainty regarding the Company’s ability to continue to comply with its debt covenants through 2009. As a result, on March 26, 2009, the Company entered into the Fourth Amendment, which modifies various terms of the Senior Credit and Term Facility, including suspending certain financial covenants through 2009 while imposing new monthly covenants for 2009 (as further described in the

“Senior Debt” section below). The Company expects to be in compliance with the modified terms of the Senior Credit and Term Facility through 2009. The Fourth Amendment also requires the Company to have at least $150 million of available cash as of January 15, 2010 and that the remaining convertible subordinated notes be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010. The Fourth Amendment also requires that if the Company’s cash exceeds $30,000,000 at any time, then the Company must put the amount in excess of $30,000,000 into a cash collateral account for the benefit of the Company’s lenders. The Company will not have access to the cash collateral account to operate its business, fulfill its obligations, or to otherwise meet its liquidity needs without the consent of the lenders.

Based on the current economic and capital markets and the continuing decline in radio revenues, it will be difficult for the Company to meet these requirements in 2010, especially those commencing on January 15, 2010. If we fail to do so, we will be in default under our Senior Credit and Term Facility and would also be in default under the terms of our convertible subordinated notes (as further described in the “Subordinated Debt and Convertible Subordinated Notes” section below). Should we default, our indebtedness may be accelerated, we will likely not be able to satisfy these obligations, and we may need to either obtain an additional amendment or waiver from lenders or reorganize our capital structure.

Management continues to monitor its compliance with its debt covenants and is taking actions to reduce expenses, improve programming content, enhance revenues and manage its cash flow requirements. Should the Company’s actions not be sufficient to meet the covenants, or if we do not generate enough cash to fund our operating expenses and pay our debt service obligations, the Company may be required to negotiate further amendments to its credit agreement or to restructure its debt.

In addition to the issues surrounding compliance with debt and the other covenants discussed above, this substantial indebtedness could have other important consequences to us, including limiting our operational flexibility, as well as our ability to dispose of significant assets, invest operating cash flow in our businesses, pay dividends, repurchase shares, obtain additional financing, raise additional capital and compete with companies that are not as highly leveraged, and may increase our vulnerability to economic downturns, changing market conditions and changes in the radio broadcast industry.

The Company also has limitations imposed by the Tax Sharing and Indemnification Agreement with TWDC through June 2009, whereby the Company may not enter into any agreement with respect to any transaction involving the acquisition of Company common stock or the issuance of shares of common stock of the Company except in certain limited instances.

Operating Activities

	December 31, 2008	December 31, 2007	$ Change
	(Amounts in millions)
Net cash provided by operating activities	$130.9	$171.9	$(41.0)

Net cash provided by operating activities was $130.9 million for the year ended December 31, 2008 as compared to $171.9 million for the year ended December 31, 2007. The decrease of approximately $41.0 million is a result of an increase in cash interest payments of $29.0 million and changes in operating assets and liabilities, partially offset by the results of the operations of the ABC Radio Markets and the Radio Network for the full year of 2008.

Investing Activities

	December 31, 2008	December 31, 2007	$ Change
	(Amounts in millions)
Net cash used in investing activities	$(9.8)	$(1.6)	$(8.2)

Net cash used in investing activities for the year ended December 31, 2008 of $9.8 million consists primarily of $11.0 million in capital expenditures and FCC license upgrades, partially offset by proceeds from asset sales. Net cash used in investing activities for the year ended December 31, 2007 of $1.6 million consists primarily of proceeds from the sale of radio stations and the sale of certain other assets of $35.1 million offset by $23.1 million in Merger acquisition costs and $12.3 million in capital expenditures.

Financing Activities

	December 31, 2008	December 31, 2007	$ Change
	(Amounts in millions)
Net cash (used in) provided by financing activities	$(302.7)	$26.2	$(328.9)

Net cash used in financing activities was $302.7 million for the year ended December 31, 2008, compared to net cash provided by financing activities of $26.2 million during the year ended December 31, 2007. The increase in cash used in financing activities included $426.6 million related to the early extinguishment of debt, including associated fees, comprised of prepayments of the Company’s Senior Credit and Term Facility of $201.9 million and repurchases of primarily our Amended Notes of $224.7 million, and payment of debt issuance costs of $10.8 million, partially offset by $136.0 million in borrowings under the Company’s revolving portion of the Senior Credit and Term Facility.

Net cash provided by financing activities during the year ended December 31, 2007 included the (i) proceeds from the Company’s Senior Credit and Term Facility and borrowings under Citadel Broadcasting Company’s previous senior credit facility of approximately $2,175.0 million, (ii) the repayment of the ABC Radio Debt and related interest of $1,351.9 million, (iii) the repayment of Citadel Broadcasting Company’s previous senior credit facility of $441.0 million, (iv) the payment of dividends and the Special Distribution to pre-merger stockholders of approximately $296.8 million and (v) the payment of $33.6 million in debt issuance costs associated with the new Senior Credit and Term Facility.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. During the year ended December 31, 2007, we entered into agreements to repurchase approximately 1.2 million shares of our common stock for an aggregate amount of approximately $11.7 million, which was paid in cash. We made no such repurchases in 2008. In addition, we acquired approximately 1.0 million shares and 0.9 million shares of common stock for approximately $1.3 million and $8.9 million during the years ended December 31, 2008 and 2007, respectively, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes and capital expenditures. Our capital expenditures totaled $8.9 million during the year ended December 31, 2008, as compared to $12.3 million during the year ended December 31, 2007. For the year ending December 31, 2009, the Company estimates that capital expenditures necessary for our existing facilities will be approximately $10 million to $15 million. At December 31, 2008, we had cash and cash equivalents of $18.6 million. Based on our anticipated future operations, we believe that cash on hand and expected cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures for both maintenance and growth, and scheduled payments of cash interest on our outstanding indebtedness at least through December 31, 2009.

We intend to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest some of our stations, subject to terms contained in the Senior Credit and Term Facility. We are currently required to divest nine stations that exceed the applicable ownership limits. The Company will continue to evaluate reasonable offers to purchase these stations or other markets that are contemplated for sale; however, given the current economic environment and conditions in the radio industry, there can be no assurance that any minimum level of asset sales will be completed.

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. In accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, for the years ended December 31, 2008 and 2007, the Company incurred restructuring costs of $5.5 million and $0.7 million, respectively, for employee severance costs. Total restructuring charges through December 31, 2008 were $6.2 million, of which $4.2 million has been paid, including $4.0 million paid during 2008. As of December 31, 2008, $2.0 million remains accrued.

Senior Debt

In connection with the Merger in June 2007, the Company entered into the Senior Credit and Term Facility.

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

The Senior Credit and Term Facility was modified a third time on November 25, 2008, which (i) modifies the definition of “Consolidated Total Leverage Ratio” to change the leverage ratio test from a ‘net’ test to a ‘gross’ test, (ii) adds a pro-forma test for each revolving credit draw, and (iii) modifies the maximum permitted consolidated total leverage ratio so it remains at 8.5 to 1.0 through September 30, 2009, reduces from 8.5 to 1.0 to 8.25 to 1.0 on December 31, 2009, reduces to 7.75 to 1.0 on March 31, 2010, and reduces again to 7.25 to 1.0 on June 30, 2010. In addition, the Company permanently reduced the aggregate revolving credit commitments from $200 million to $150 million. As of December 31, 2008, the Company was in compliance with its covenants under the Senior Credit and Term Facility, and its consolidated net leverage ratio as of December 31, 2008 was 7.63 to 1.0.

The Senior Credit and Term Facility was further modified on March 26, 2009 when the Company entered into the Fourth Amendment. The Fourth Amendment waives the consolidated total leverage ratio for 2009 and requires a monthly consolidated EBITDA test and monthly liquidity test.

The monthly consolidated EBITDA test, as defined in the Fourth Amendment, is a cumulative test and requires the following consolidated EBITDA minimum amounts:

Period from January 1, 2009 through:	Cumulative Consolidated EBITDA
April 30, 2009	$21,000,000
May 31, 2009	32,000,000
June 30, 2009	45,000,000
July 31, 2009	58,000,000
August 31, 2009	73,000,000
September 30, 2009	92,000,000
October 31, 2009	117,000,000
November 30, 2009	137,000,000
December 31, 2009	150,000,000

The monthly liquidity test requires the Company’s consolidated liquidity, as defined in the Fourth Amendment, to be equal to or greater than $15 million for the months of April through July 2009, $20 million for the months of August and September 2009, and $25 million for the months of October, November and December 2009.

The Fourth Amendment also added additional covenants for 2010. The Company must have at least $150 million of available cash as of January 15, 2010 and the remaining convertible subordinated notes must be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010.

If the Company’s cash exceeds $30,000,000 at any time, then the Company is required to promptly put the amount in excess of $30,000,000 (the “Excess Cash”) into a cash collateral account for the benefit of the Company’s lenders. The Company will not have access to the cash collateral account, nor do we have the right to use or withdraw the Excess Cash absent lender approval, even if the Company were to need such funds to operate its business, fulfill its obligations, or to otherwise meet its liquidity needs.

Finally, the Fourth Amendment places additional restrictions on non-financial covenants, which, among other things, and with limited exceptions, prohibit fundamental changes and limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, make certain restricted payments, enter into sale and leaseback transactions, or make investments, loans and advancements.

During the year ended December 31, 2008, the Company paid down $72.8 million and $187.5 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $200.0 million. The Company recognized a gain of approximately $58.4 million, net of transaction fees, in the year ended December 31, 2008 resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

Our Senior Credit and Term Facility consisted of the following as of December 31, 2008:

Availability. The amount available of revolving loans under the Senior Credit and Term Facility at December 31, 2008 was approximately $12.0 million; however, the Fourth Amendment reduced this availability by approximately $10.0 million as the revolving commitment was reduced to a total of $140.0 million.

Interest. At our election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranges from 0.00% to 0.50%, depending on our leverage ratio; or (b) the Eurodollar rate plus a spread that ranges from 0.75% to 1.50%, depending on our leverage ratio. As of the effective date of the Fourth Amendment, interest on outstanding principal for the revolving loans and Tranche A Term Loans will accrue at the greatest of (a) the Prime Rate in effect; (b) the Federal Funds Rate plus 0.5%, plus a spread of 0.50%; and (c) the three-month Eurodollar rate plus 1.0%, plus a spread of 1.50%. These interest payments will be due monthly.

For the outstanding principal for Tranche B Term Loans, we may elect interest to accrue at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranges from 0.50% to 0.75%, depending on our leverage ratio; or (b) the Eurodollar rate plus a spread that ranges from 1.50% to 1.75%, depending on our leverage ratio. As of the effective date of the Fourth Amendment, interest on outstanding principal for the Tranche B Term Loans will accrue at the greatest of (a) the Prime Rate in effect; (b) the Federal Funds Rate plus 0.5%, plus a spread of 0.75%; and (c) the three-month Eurodollar rate plus 1.0%, plus a spread of 1.75%. These interest payments will be due monthly.

As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans will incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans will incur a rate of 4.25% per annum. On each interest payment date, this additional interest will increase the principal amount of the related debt and will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable.

Maturity and Amortization. Principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter, commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012	$22,500
September 30, 2012, December 31, 2012, March 31, 2013	$112,500
June 12, 2013	$39,700

Principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,290.0 million on June 12, 2014.

The revolving loans are due in full on June 12, 2013. The Fourth Amendment reduced the revolving portion of the Senior Credit and Term Facility from $150 million to $140 million. Additionally, $125 million of the revolving loans may not be reborrowed if the amounts are repaid.

Security and Guarantees. Our operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

Subordinated Debt and Convertible Subordinated Notes

On February 18, 2004, we sold $330.0 million principal amount of convertible subordinated notes. These convertible subordinated notes (the “Original Notes”) are due 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these Original Notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the Original Notes, the initial conversion rate was adjusted to 39.7456 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.16 per share of our common stock, effective immediately after November 30, 2005, as a result of the declared dividend to stockholders of record on November 30, 2005 on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to any subsequent dividends declared, since, in lieu of such adjustment, holders of our Original Notes will be entitled to the dividend amount upon conversion.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes, if any, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133. This derivative financial instrument is measured using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The initial discount is being amortized over the remaining term of the notes. At each subsequent reporting date, the Company measures the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. The Company measured the fair value of the conversion option using the following assumptions: (1) February 15, 2011 as the expiration of the instrument, (2) a risk-free rate of return, (3) the Company’s current common stock price as of last trading date in the quarter, and (4) estimated volatility of the Company’s common stock price during the expected term, which was measured based on several factors, including the limited history of its stock price and the deep out-of-the-money conversion price. Significant changes in these assumptions may significantly affect the Company’s financial condition and results of operations. The derivative liability had virtually no estimated fair value as of December 31, 2008 and December 31, 2007. There was essentially no change in the estimated fair value of the derivative financial instrument during the year ended December 31, 2008.

The Company had been involved in litigation with certain of the holders of the Original Notes regarding allegations of events of default having arisen from the ABC Radio Merger Agreement and from other agreements relating to the Merger. As of March 31, 2008, the Company, the trustee under the indenture, and holders of a majority in principal amount of the outstanding Original Notes entered into a settlement agreement (the “Settlement Agreement”) to resolve the Company’s litigation relating to the indenture and the Original Notes.

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes that are tendered into the exchange offer for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes do not differ in any material respect from those of the Original Notes. On May 7, 2008, the Company commenced the tender and exchange offer related to its Original Notes and on June, 5, 2008, the Company completed the tender and exchange offer and repurchased $55.0 million of the Original Notes that were tendered and not withdrawn. The remaining Original Notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of Amended Notes. Per the terms of the Settlement Agreement, the Amended Notes may be redeemed at the election of the Company at $950 per $1,000 principal amount of the Amended Notes through December 31, 2009.

As of December 31, 2008, we have repurchased an aggregate amount of $281.0 million in principal amount of convertible subordinated notes, including the $55.0 million of Original Notes related to the initial exchange offer. Although the Company has been repurchasing the convertible subordinated notes, under the terms of the Fourth Amendment to the Senior Credit and Term Facility, the Company is now prohibited from doing so, except in very limited circumstances. Additionally, the Fourth Amendment requires the Company prior to January 15, 2010 to either (i) repay in full the outstanding convertible notes with subordinated refinanced indebtedness or (ii) enter into an agreement with the holders of the outstanding convertible notes to amend the maturity date to be no earlier than September 30, 2014, eliminate any principal payments until September 30, 2014, and require that all payments of interest thereon be payable by adding such amounts to the principal amount of the outstanding convertible notes. It may be difficult for the Company to meet these 2010 covenants, and if not met, we will be in default under our Senior Credit and Term Facility. Should we default, our indebtedness may be accelerated, we will likely not be able to satisfy these obligations, and we may need to either obtain an additional amendment or waiver from lenders or to reorganize our capital structure.

In the event that the Company is not in compliance with the covenants under the terms of the Senior Credit and Term Facility, the Company would also be in default under its convertible subordinated notes, and there is no assurance that the Company will be able to obtain a waiver for or cure such default, and in such case, the indebtedness under the convertible subordinated notes may be accelerated.

The contingent interest rate adjustments described in the terms of the Amended Notes are required to be accounted for in accordance with SFAS No. 133 and could cause interest to vary in future periods depending on the outstanding balance of Amended Notes. Accordingly, as of December 31, 2008, we estimated the fair value of the contingent interest derivative using a discounted cash flow analysis considering various repurchase scenarios, yielding a value of approximately $1.8 million.

Since the aggregate principal amount of outstanding Amended Notes is $48.6 million as of December 31, 2008, the annual interest rate on all Amended Notes that are outstanding as of January 1, 2009 will be changed to

8.0%. Per the terms of the Settlement Agreement, on January 1, 2010, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to a rate that would make the holders of the Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par).

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

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157 effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurement.

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

SFAS No. 141R amends SFAS No. 109 concerning recognition of a deferred tax asset for the excess of tax deductible goodwill over goodwill for financial reporting and concerning reversals of acquirer’s valuation allowance on its deferred tax assets resulting from a business combination. Under SFAS No. 141R, the recognition of a deferred tax asset for tax deductible goodwill in excess of financial reporting goodwill is no longer prohibited and all deferred tax assets for tax deductible goodwill from business combinations will be recorded as of the acquisition date. For excess tax deductible goodwill from business combinations, goodwill will continue to be adjusted as the tax deductible goodwill (“second component”) is realized on the tax return. Additionally, under SFAS No. 141R, any subsequent changes to the entity’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of the acquisition date of the associated business combination. Such changes will typically be recognized as an adjustment to income tax expense.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No.160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008. Management does not expect the adoption of SFAS No.160 to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No.161 is effective for fiscal years beginning after November 15, 2008. Management does not expect the adoption of SFAS No.161 to have a material impact on the Company’s consolidated financial statements.

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

Critical Accounting Policies

For a summary of our significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

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

Revenue Recognition. We recognize revenue at the Radio Markets from the sale of commercial broadcast time to advertisers when commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed and determinable and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and revenue is recognized net of advertising agency commissions. Based on our past experience, the use of these criteria has been a reliable method to recognize revenue. Revenue at the Radio Network segment is recognized when the commercials are aired by the affiliate and we have no further obligation to the national advertiser. In addition, we assess the creditworthiness of the national advertisers to assess collectibility of its receivables.

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

Business Combinations. The Company employs various estimates when determining the fair market value of assets acquired and liabilities assumed in connection with the allocation of purchase price consideration in business combinations. Intangible assets generally account for a significant portion of total assets acquired, and intangible assets consist primarily of FCC broadcast licenses and goodwill, but also include certain other identifiable intangible assets.

Intangible Assets. Our intangible assets, consistent with other radio companies, include FCC licenses, goodwill and other intangible assets. We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill. As of December 31, 2008, we had approximately $1,964.0 million in intangible assets, which represent approximately 81% of our total assets, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Subject to delays in processing by the FCC, historically, all of our licenses have been renewed at the end of their respective eight-year periods. We expect that all licenses will continue to be renewed in the future, although we cannot be assured that all of our licenses will be renewed. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s FCC radio station licenses could have a material adverse effect on the Company’s business, liquidity, financial position, and results of operations.

In assessing the recoverability of these indefinite-lived intangible assets, we must conduct annual impairment testing, as well as interim impairment testing if an event occurs or circumstances change that would indicate that assets may be impaired, as required by SFAS No. 142, and charge to the results of operations an impairment expense only in periods in which the recorded carrying amount of these assets is more than their estimated fair value. We believe our estimate of the value of our FCC licenses and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the fair value contains assumptions incorporating numerous variables that are based on past experience and judgments about future performance of our markets. These variables include, but are not limited to: (1) forecasted revenue growth rates for each radio geographic market; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values.

In accordance with SFAS No. 142, the Company tests for impairment of goodwill at the reporting unit level, which the Company has determined to be a geographic market for its radio stations and the Radio Network for its network operations.

The Company evaluates the fair value of its FCC licenses at the unit of account level, as defined by EITF 02-7 and has determined the unit of account to be the geographic market level. The Company’s lowest level of identifiable cash flow is the geographic market level.

We determine the fair value of goodwill using primarily a market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The Company believes a market approach reflects the best estimate of the fair value of an entire reporting unit as radio markets are generally sold within the industry based on a multiple of EBITDA (earnings before interest, taxes and depreciation and amortization). Therefore, the Company utilizes the EBITDA specific to the geographic market and applies a multiple based on recent transactions or a multiple derived from public radio company information to estimate the value of the reporting unit. The Company considered the cost approach to be inapplicable as it does not capture going concern value of the business. In 2007, the Company also used the income approach in combination with the market approach for a limited number of markets; however, the Company primarily utilizes the market approach as it provides the best estimate of fair value from a market participant’s viewpoint.

We determine the fair value of our FCC licenses using an income approach generally referred to as the “Jefferson Pilot Method” or “Greenfield Approach.” This income approach attempts to isolate the income that is attributable to the FCC licenses at the unit of account level. The fair value is calculated by estimating and discounting the cash flows that a typical market participant would assume could be available from similar stations operated as part of a group of commonly owned stations in a similar sized geographic radio market. It is assumed that rather than acquiring such stations or operation as a going concern, the buyer would hypothetically obtain the licenses (at nominal cost) and build the new stations or operation with similar attributes from scratch. The Company believes this direct method of valuation to estimate the fair value of FCC licenses is in accordance with AICPA EITF Report No. D-108 Use of the Residual Method to Value Acquired Assets Other Than Goodwill, and provides the best estimate of the fair value of the FCC licenses. The Company does not utilize a market approach as the number of transactions involving FCC licenses in a specific geographic market is uncommon and therefore the information is limited, if available at all. The cost approach is not applicable as FCC licenses are not able to be re-created or duplicated.

We evaluate our FCC licenses for impairment as of October 1, our annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The annual test requires that the Company (1) determine the unit of accounting, which the Company has determined to be the geographic market; and (2) compare the carrying amount of the FCC licenses reflected on the balance sheet in each geographic market to the respective fair value of each geographic market’s FCC licenses. If the carrying amount of the FCC licenses is greater than their respective estimated fair value in a given geographic market, the carrying amount of the FCC licenses for that geographic market is reduced to their respective estimated fair value.

We evaluate our goodwill for impairment as of October 1, our annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The annual test requires that the Company determine the fair value of the reporting unit and compare such to the carrying value of the reporting unit. If the fair value of the reporting unit is below the carrying value, the Company must (1) evaluate the fair value of the other long-term assets of the reporting unit; and (2) compare the carrying amount of the goodwill reflected on the balance sheet in each reporting unit to the respective implied fair value of each reporting unit’s goodwill, which is determined in the same manner as goodwill in a business combination. If the carrying amount of the goodwill is greater than its respective implied fair value in a given reporting unit, an impairment loss is recognized for the excess carrying amount.

During 2008, we performed an interim analysis as of June 30, 2008 due to a continued slow down in the revenues in the radio marketplace, the decline in operating results of the ABC Radio Business and the Company’s other radio stations, as well as a continued decline in the Company’s stock price. We performed our annual impairment test as of October 1, 2008. However, prior to the completion of the annual impairment analysis, certain critical events occurred in the United States during the fourth quarter of 2008, including the failure of certain financial institutions and other businesses, which had a material adverse effect on the economy overall and significantly impacted the Company’s operations in particular. This downturn in the United States economy resulted in an overall reduction in the level of business activity in the radio industry and decreased spending by radio advertisers, which led to a decline in radio broadcasting revenue and a further deterioration in our stock price, which fell 77.5% from October 1, 2008 to December 31, 2008. The Company considered this severe economic downturn to represent a separate triggering event occurring subsequent to October 1, 2008 that required an interim impairment analysis updated through December 31, 2008. As a result of these evaluations during the year ended December 31, 2008, we recognized a non-cash impairment and disposal charge of $1,197.4 million, which was comprised of $824.4 million and $373.0 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values. The material assumptions utilized in these analyses included overall future market revenue growth rates for the residual year of approximately 2.5% at June 30, 2008 and 2.0% at December 31, 2008, weighted average cost of capital of 9% at June 30, 2008 and 10.0% at December 31, 2008 and estimated EBITDA multiples of between 8.6 times and 9.4 times at June 30, 2008 and 7.0 times at December 31, 2008.

If the material assumptions are less favorable than those projected by us or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

Contingencies and Litigation. On an ongoing basis, we evaluate our exposure related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss that is expected to be material to our operations or financial results or are probable but not estimable.

Income Taxes. Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. As of December 31, 2008, the Company has recognized a deferred tax asset for such equity awards of $7.3 million. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in stockholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R).

The Company is required to assess whether there is an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R) when the restrictions lapse or stock options are exercised or expire. As of December 31, 2008, the underlying fair value of equity awards since the date of grant has declined in value and, based on a preliminary analysis, the Company currently does not have an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

Significant management judgment is also required in determining our provision for income taxes, income tax liabilities, deferred tax assets and liabilities, any valuation allowance recognized to reduce the deferred tax assets to an amount that is more likely than not to be realized, and the identification and quantification of income tax liabilities as a result of uncertain tax positions. We evaluate our tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors.

In July 2006, the FASB issued Financial Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007.

We recognize tax liabilities in accordance with FIN 48 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

When appropriate, based in part upon management’s judgments regarding future events, we record a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized.

We believe our estimates of the value of our unrecognized tax benefits and valuation allowances are critical accounting estimates as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount we have currently accrued. In past years, our estimated effective tax rate has fluctuated significantly.

Share-Based Compensation. On January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method and, accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards granted prior to the adoption based on the fair values previously calculated for disclosure purposes. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award, which is based on the Company’s determination of the appropriate service period underlying the award. We also utilize estimates regarding the evaluation of historical performance compared to the terms of the performance objectives stipulated in stock-based compensation awards that contain performance conditions. The Company also uses assumptions when determining the value of equity awards containing market conditions.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, and the determination of the assumptions used in the Black-Scholes model requires management to make certain judgments and estimates, including the expected stock price volatility and expected term of the options granted. The use of different assumptions and estimates in the Black-Scholes option pricing model could have a material impact on the estimated fair value of option grants and the related expense.

Valuation of Derivative Financial Instrument. We have recorded the fair value of the derivative convertible subordinated note instrument due to our obligation to settle dividends in cash upon conversion, if any, of the convertible subordinated notes in accordance with EITF 00-19 and SFAS No. 133. This derivative liability has virtually no value as of December 31, 2008 and 2007. The estimated value of the contingent interest rate derivative related to our Amended Notes was recorded as a liability as of the date of the modification of the convertible subordinated notes. At each subsequent reporting date, we will measure the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability is recognized immediately in earnings. We measure the fair value of the liability using a discounted cash flow analysis considering various repurchase scenarios, which determines the stated interest rate to be incurred, compared to a minimum base rate of interest of 4.0%. Changes in these assumptions can significantly change the estimated fair value of the derivative and results of operations.

Hedging Activities. We are exposed to fluctuations in interest rates, primarily attributable to borrowings under our Senior Credit and Term Facility. We actively monitor these fluctuations and from time to time may enter into derivative instruments to mitigate the variability of interest payments in accordance with our risk management strategy. We account for interest rate swap arrangements in accordance with SFAS No. 133. The accounting for changes in the fair values of such derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transactions occur and are recognized in earnings. If it is determined that a derivative ceases to be a highly effective hedge or if the hedged transaction becomes probable of not occurring, hedge accounting is discontinued and future changes in the fair value of the derivative are recognized as a component of income, consistent with the hedged transaction. Also, if it becomes probable that the hedged transaction will not occur, the amount recorded in accumulated other comprehensive income (loss) is immediately reclassified into net income (loss). The Company’s interest rate swap arrangement had qualified for hedge accounting until the fourth quarter of 2008. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated in the fourth quarter and hedge accounting was discontinued. Accordingly, losses that had been previously deferred were recorded as interest expense. We measure the fair value of the interest rate swap using a discounted cash flow analysis as well as considering the Company’s nonperformance risk. Changes in our assumptions utilized to value the interest rate swap can significantly change the estimated fair value of the swap. The change in the fair value of the interest rate swap liability, which could be material, will directly impact the Company’s interest expense in future periods. The differential paid or received on the interest rate swap agreement is also recognized as an adjustment to interest expense.

Contractual Obligations and Commercial Commitments

The table below reflects the Company’s estimated contractual obligations and other commercial commitments as of December 31, 2008.

	Payments Due by Period (in millions)
Contractual Obligation	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Senior debt	$—	$128.0	$588.9	$1,293.8	$2,010.7
Convertible subordinated notes	—	49.0	—	—	49.0
Variable interest payments (1)	56.8	111.4	90.9	15.2	274.3
Interest payments on convertible notes (2)	3.9	4.4	—	—	8.3
Other broadcast programming	53.5	42.6	13.1	6.1	115.3
Sports broadcasting and employment contracts	56.8	131.8	26.6	3.2	218.4
Operating leases	24.7	47.0	36.5	39.1	147.3
Other contractual obligations	28.7	39.1	24.5	19.1	111.4

Total contractual cash obligations (3)	$224.4	$553.3	$780.5	$1,376.5	$2,934.7

1.	The interest amounts expected to be paid on our Senior Credit and Term Facility are estimated based on interest rates in effect as of December 31, 2008.
2.	As a result of the modifications to the terms of the convertible subordinated notes discussed further above under the heading “Subordinated Debt and Convertible Subordinated Notes,” the Amended Notes contain contingent interest rate features, which could cause interest incurred to vary in future periods. The table above reflects interest at 8.0% from January 1, 2009 through the contractual term of the convertible subordinated notes, which assumes (i) the December 31, 2008 outstanding balance of convertible subordinated notes and (ii) no change in the stated interest rate effective January 1, 2010.
3.	The Company’s estimated FIN 48 liability of $8.1 million as of December 31, 2008 is not included in the table above due to the uncertainty regarding the timing of the ultimate settlement of such amounts.

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

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our Senior Credit and Term Facility, which bears interest based on variable rates. As of December 31, 2008, we had outstanding indebtedness of $2,010.7 million under our Senior Credit and Term Facility. In June 2007, we entered into an interest rate swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which we pay a fixed rate of 5.394% and receive a variable rate from the counterparty based on a three-month London Interbank Offered Rate. The counterparty to this interest rate swap agreement is a major financial institution, and the Company believes that the risk of nonperformance by this counterparty is remote. As of December 31, 2008, the notional amount of the interest rate swap agreement was $1,007.5 million. Therefore, our remaining variable debt of approximately $1,003.2 million outstanding as of December 31, 2008 is subject to fluctuations in the underlying interest rates. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to this remaining debt. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $10.0 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and constant interest rate based on the variable rates in place as of December 31, 2008.

As discussed above under the heading “Subordinated Debt and Convertible Subordinated Notes,” we have recorded the fair value of the derivative financial instruments related to our convertible subordinated notes. At each subsequent reporting date, we measure the estimated fair value of the derivative financial instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings. We measure the fair value using various assumptions. Changes in these assumptions can impact the estimated fair value of the derivatives, but as of December 31, 2008, any resulting changes in the assumptions should not have a material impact on the value of the derivatives or the Company’s consolidated financial statements.

We believe our receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which we operate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Citadel Broadcasting Corporation

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Citadel Broadcasting Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 30, 2009

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$18,634	$200,321
Accounts receivable, net	170,801	198,580
Prepaid expenses and other current assets (including deferred income tax assets of $1,073 and $28,956 as of December 31, 2008 and 2007, respectively)	15,754	39,660

Total current assets	205,189	438,561

Long-term assets:
Property and equipment, net	208,618	135,623
FCC licenses	1,370,904	2,192,422
Goodwill	492,799	948,920
Customer and affiliate relationships, net	98,499	65,992
Other assets, net	56,961	61,917

Total assets	$2,432,970	$3,843,435

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$99,048	$114,064
Long-term liabilities:
Senior debt	2,010,681	2,135,000
Convertible subordinated notes (net of discount of $670 and $1,528 as of December 31, 2008 and 2007, respectively)	48,360	328,472
Other long-term liabilities, less current portion	147,381	67,554
Deferred income tax liabilities	426,448	571,106

Total liabilities	2,731,918	3,216,196

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $.01 par value—authorized, 200,000,000 shares at December 31, 2008 and 2007; no shares issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $.01 par value—authorized, 500,000,000 shares at December 31, 2008 and 2007; issued, 297,574,072 and 290,726,502 shares at December 31, 2008 and 2007, respectively; outstanding, 269,722,899 and 263,891,162 shares at December 31, 2008 and 2007, respectively	2,976	2,907
Additional paid-in capital	2,436,525	2,422,076
Treasury stock, at cost, 27,851,173 and 26,835,340 shares at December 31, 2008 and 2007, respectively	(344,297)	(343,042)
Accumulated other comprehensive loss, net	—	(30,369)
Accumulated deficit	(2,394,152)	(1,424,333)

Total stockholders’ (deficit) equity	(298,948)	627,239

Total liabilities and stockholders’ (deficit) equity	$2,432,970	$3,843,435

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net revenue	$863,121	$719,757	$432,930

Operating Expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	353,014	254,727	120,270
Selling, general and administrative	227,517	195,611	126,558
Corporate general and administrative	32,049	44,642	30,287
Local marketing agreement fees	1,334	1,326	1,268
Asset impairment and disposal charges	1,208,208	1,612,443	174,049
Depreciation and amortization	45,264	30,678	16,740
Non-cash amounts related to contractual obligations	21,440	—	—
Other, net	(1,688)	(3,900)	(1,026)

Operating expenses	1,887,138	2,135,527	468,146

Operating loss	(1,024,017)	(1,415,770)	(35,216)

Interest expense, net	211,818	100,741	32,911

Gain on extinguishment of debt	(114,736)	—	—

Write-off of deferred financing costs and debt discount upon extinguishment of debt	11,399	555	—

Loss before income taxes	(1,132,498)	(1,517,066)	(68,127)

Income tax benefit	(162,679)	(231,830)	(20,113)

Net loss	$(969,819)	$(1,285,236)	$(48,014)

Net loss per share—basic and diluted	$(3.69)	$(6.61)	$(0.43)

Dividends declared per share	$—	$0.18	$0.54

Special distribution declared per share	$—	$2.4631	$—

Weighted average common shares outstanding—basic and diluted:	262,812	194,374	111,453

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid- in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Common Shares	Amount	Shares	Amount
Balances at January 1, 2006	133,752,212	$1,338	(19,725,586)	$(266,162)	$1,641,370	$(13,807)	$(88,040)	$—	$1,274,699
Net loss	—	—	—	—	—	—	(48,014)	—	(48,014)
Stock compensation expense	—	—	—	—	16,604	—	—	—	16,604
Reclass deferred compensation to APIC	—	—	—	—	(13,807)	13,807	—	—	—
Interest on shareholder notes	—	—	—	—	(25)	—	—	—	(25)
Issuance of restricted shares and restricted share units	4,524,500	45	—	—	(45)	—	—	—	—
Repayment of shareholder notes	—	—	—	—	116	—	—	—	116
Dividends	—	—	—	—	(61,840)	—	—	—	(61,840)
Repurchase of treasury stock	—	—	(5,193,525)	(58,842)	—	—	—	—	(58,842)
Tax benefit associated with stock-based transactions	—	—	—	—	900	—	—	—	900
Reissuance of treasury stock	—	—	81,458	1,125	(415)	—	—	—	710

Balances at December 31, 2006	138,276,712	1,383	(24,837,653)	(323,879)	1,582,858	—	(136,054)	—	1,124,308
Net loss	—	—	—	—	—	—	(1,285,236)	—	(1,285,236)
Unrealized loss on derivative and hedging activities, net of tax	—	—	—	—	—	—	—	(30,369)	(30,369)

Total comprehensive loss									(1,315,605)
Cumulative adjustment for adoption of FIN 48	—	—	—	—	—	—	(3,043)	—	(3,043)
Stock compensation expense	—	—	—	—	22,740	—	—	—	22,740
Interest on shareholder notes	—	—	—	—	(17)	—	—	—	(17)
Issuance of restricted shares and restricted share units, net	742,278	7	—	—	800	—	—	—	807
Issuance of common shares in connection with Merger, net of costs incurred	151,707,512	1,517	—	—	1,091,934	—	—	—	1,093,451
Conversion of equity awards in connection with the Merger	—	—	—	—	17,896	—	—	—	17,896
Repayment of shareholder notes	—	—	—	—	258	—	—	—	258
Dividends	—	—	—	—	(19,885)	—	—	—	(19,885)
Special Distribution paid in connection with the Merger	—	—	—	—	(276,597)	—	—	—	(276,597)
Repurchase of treasury stock	—	—	(2,098,274)	(20,555)	—	—	—	—	(20,555)
Tax benefit associated with stock-based transactions	—	—	—	—	2,562	—	—	—	2,562
Reissuance of treasury stock	—	—	100,587	1,392	(473)	—	—	—	919

Balances at December 31, 2007	290,726,502	2,907	(26,835,340)	(343,042)	2,422,076	—	(1,424,333)	(30,369)	627,239
Net loss	—	—	—	—	—	—	(969,819)	—	(969,819)
Unrealized loss on derivative and hedging activities, net of tax	—	—	—	—	—	—	—	980	980
Reclassification of unrealized loss on derivative and hedging activities	—	—	—	—	—	—	—	29,389	29,389

Total comprehensive loss									(939,450)
Stock compensation expense	—	—	—	—	13,449	—	—	—	13,449
Interest on shareholder notes	—	—	—	—	(15)	—	—	—	(15)
Issuance of restricted shares, net	6,847,570	69	—	—	(68)	—	—	—	1
Treasury stock associated with stock-based transactions	—	—	(1,015,833)	(1,255)	—	—	—	—	(1,255)
Dividend adjustment related to stock-based transactions	—	—	—	—	557	—	—	—	557
Adjustment to the conversion of equity awards in connection with the Merger	—	—	—	—	526	—	—	—	526

Balances at December 31, 2008	297,574,072	$2,976	(27,851,173)	$(344,297)	$2,436,525	$—	$(2,394,152)	$—	$(298,948)

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(969,819)	$(1,285,236)	$(48,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,264	30,678	16,740
Non-cash amounts related to contract obligations	21,440	—	—
Gain on extinguishment of debt	(114,736)	—	—
Write-off of deferred financing costs and debt discount	11,399	555	—
Asset impairment and disposal charges	1,208,208	1,612,443	174,049
Non-cash debt related amounts	3,414	2,289	2,340
Fair value of swap liability	82,355	—	—
Provision for bad debts	6,574	3,890	3,872
Gain on sale of assets	(625)	(4,085)	(870)
Deferred income taxes	(176,168)	(235,343)	(22,604)
Stock-based compensation expense	14,006	23,349	17,411
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,168	1,973	(6,964)
Prepaid expenses and other current assets	(1,199)	(847)	(435)
Accounts payable, accrued liabilities and other obligations	(13,429)	22,257	752

Net cash provided by operating activities	130,852	171,923	136,277

Cash flows from investing activities:
Capital expenditures	(8,920)	(12,345)	(11,790)
FCC license upgrades	(2,114)	—	—
Cash paid to acquire stations	(388)	(1,557)	(17,693)
Proceeds from sale of assets	1,494	35,124	869
Other assets, net	90	300	420
ABC Radio merger acquisition costs	—	(23,110)	(3,672)
Purchase of a note receivable	—	—	(9,650)

Net cash used in investing activities	(9,838)	(1,588)	(41,516)

Cash flows from financing activities:
Payments for early extinguishment of debt, including related fees	(426,553)	—	—
Debt issuance costs	(10,836)	(33,600)	—
Proceeds from senior credit and term facility	136,000	2,135,000	—
Repayment of ABC Radio indebtedness	—	(1,351,855)	—
Borrowings from senior credit facility	—	40,000	152,000
Principal payments on senior credit facility	—	(441,000)	(73,500)
Purchase of shares held in treasury	(1,256)	(21,057)	(90,683)
Dividends paid to holders of common stock	—	(296,821)	(82,743)
Stock issuance costs associated with ABC merger	—	(4,436)	—
Principal payments on other long-term obligations	(56)	(250)	(424)
Repayment of stockholder notes	—	258	116

Net cash (used in) provided by financing activities	(302,701)	26,239	(95,234)

Net (decrease) increase in cash and cash equivalents	(181,687)	196,574	(473)
Cash and cash equivalents, beginning of period	200,321	3,747	4,220

Cash and cash equivalents, end of period	$18,634	$200,321	$3,747

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

Supplemental schedule of investing activities

Exclusive of the Merger completed during the year ended December 31, 2007, as discussed at Note 3, the Company also completed various radio station acquisitions during the years ended December 31, 2008, 2007 and 2006, for $9,650, $1,557 and $17,693 respectively, which approximates the fair value of assets acquired less liabilities assumed.

	Year Ended December 31,
	2008	2007	2006
Supplemental schedule of cash flow information
Cash Payments:
Interest	$127,538	$98,556	$30,639
Income taxes	5,665	2,789	2,245
Barter Transactions:
Equipment purchases through barter	198	143	218
Barter Revenue—included in net revenue	19,107	14,195	9,115
Barter Expenses—included in cost of revenue and selling, general and administrative expense	18,784	13,767	8,770
Other Non-Cash Transactions:
Accrual of capital expenditures and FCC license upgrades	1,579	242	1,328
Settlement of note receivable for FCC license	9,650	—	—
National representation firm guarantee	11,423	—	—
Discount related to contingent interest rate derivative	5,073	—	—
Issuance of treasury shares for 401(k) plan employer match	—	650	—
FIN 48 liability	7,393	692	—
Change in fair value of derivative	3,304	2,538	—
Change in fair value of interest rate swap liability, net of tax	—	30,369	—
Accrual of other assets	—	—	5,967
Accrual of treasury stock repurchases	—	—	502

See Note 3 for information related to the Merger

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of the Company

In January 2001, Citadel Broadcasting Corporation, a Delaware corporation, (the “Company”) was formed by affiliates of Forstmann Little & Co. (“FL&Co.”) and acquired substantially all of the outstanding common stock of our predecessor company in a leveraged buyout transaction. Citadel Broadcasting Company, a Nevada corporation that was the operating subsidiary of our predecessor and is now a wholly-owned subsidiary of the Company, is referred to as “Citadel Broadcasting.”

On February 6, 2006, the Company and Alphabet Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”), a Delaware corporation, and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Agreement and Plan of Merger”). The Agreement and Plan of Merger was subsequently amended as of November 19, 2006. The Company refers to the Agreement and Plan of Merger, as amended, as the “ABC Radio Merger Agreement.”

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

Also, on June 12, 2007, to effectuate the Merger, the Company entered into a new credit agreement with several lenders to provide debt financing to the Company in connection with the payment of a special distribution on June 12, 2007 immediately prior to the closing of the Merger in the amount of $2.4631 per share to all pre-merger holders of record of Company common stock as of June 8, 2007 (the “Special Distribution”), the refinancing of Citadel Broadcasting’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the Merger. This senior credit and term agreement provided for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013 (“Tranche A Term Loans”), and $1,535 million term loans maturing in June 2014 (“Tranche B Term Loans”) (collectively, the “Senior Credit and Term Facility”).

As of December 31, 2008, the Company was in compliance with its covenants under the Senior Credit and Term Facility. However, the expected continuing decline in radio revenues in the first half of 2009 and the projected decline in operating profits created uncertainty regarding the Company’s ability to continue to comply with its debt covenants through 2009. As a result, on March 26, 2009, the Company entered into the Fourth Amendment to the Credit Agreement, dated as of June 12, 2007, as amended, among the Company and several lenders (the “Fourth Amendment”). The Fourth Amendment modifies various terms of the Senior Credit and Term Facility, including suspending certain financial covenants through 2009 while imposing new monthly covenants for 2009. The Company expects to be in compliance with the modified terms of the Senior Credit and Term Facility through 2009. The Fourth Amendment also requires the Company to have at least $150 million of available cash as of January 15, 2010 and that the remaining convertible subordinated notes be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010. The Fourth Amendment also requires that if the Company’s cash exceeds $30,000,000 at any time, then the Company must put the amount in excess of $30,000,000 into a cash collateral account for the benefit of the Company’s lenders. The Company will not have access to the cash collateral account to operate its business, fulfill its obligations, or to otherwise meet its liquidity needs without the consent of the lenders.

Based on the current economic and capital markets and the continuing decline in radio revenues, it will be difficult for the Company to meet these requirements in 2010, especially those commencing on January 15, 2010. If the Company fails to do so, the Company will be in default under its Senior Credit and Term Facility and would also be in default under the terms of its convertible subordinated notes. Should the Company default, its indebtedness may be accelerated, it will likely not be able to satisfy these obligations, and it may need to either obtain an additional amendment or waiver from lenders or reorganize its capital structure.

Management continues to monitor its compliance with its debt covenants and is taking actions to reduce expenses, improve programming content, enhance revenues and manage its cash flow requirements. Should the Company’s actions not be sufficient to meet the covenants, or if the Company does not generate enough cash to fund its operating expenses and pay its debt service obligations, the Company may be required to negotiate further amendments to its credit agreement or to restructure its debt.

The Company’s consolidated balance sheets as of December 31, 2008 and 2007 include the acquired assets and assumed liabilities of ABC Radio. The Company’s consolidated statements of operations and of cash flows also include the operating results of the ABC Radio Business subsequent to the closing date of the Merger on June 12, 2007.

In connection with the consummation of the transactions contemplated by the Separation Agreement and the ABC Radio Merger Agreement, as of June 12, 2007, the Company, TWDC and ABC Radio entered into a Tax Sharing and Indemnification Agreement (the “Tax Sharing and Indemnification Agreement”) that allocates (i) the responsibility for filing tax returns and preparing other tax-related information and (ii) the liability for payment and the benefit of refund or other recovery of taxes. The Tax Sharing and Indemnification Agreement also provides for certain additional representations, warranties, covenants and indemnification provisions relating to the preservation of the tax-free status of TWDC’s internal restructuring and the distribution of ABC Radio common stock to the stockholders of TWDC in the Spin-Off.

2. Description of Business and Summary of Significant Accounting Policies

Description of Business

Subsidiaries of the Company own and operate radio stations and hold Federal Communications Commission (“FCC”) licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition to owning and operating radio stations, ABC Radio also owns and operates the ABC Radio Network (“Radio Network”), which produces and distributes a variety of radio programming and formats and syndicates across approximately 4,400 station affiliates and 8,500 program affiliations, and is a separate reportable segment as defined by SFAS No. 131.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements of the Company include Citadel Broadcasting Corporation, Citadel Broadcasting, ABC Radio and their consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. The Trustee agreement stipulates that the Company must fund any operating shortfalls of the Trustee’s activities, and any excess cash flow generated by the Trustee is distributed to the Company. Also, the Company has transferred a station to a divestiture trust to comply with FCC ownership limits in connection with a station acquisition (together with Last Bastion, the “Divestiture Trusts”). The Company consolidates the Divestiture Trusts in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, which addresses consolidation by a business enterprise of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) hold a significant variable interest in, or have significant involvement with, an existing VIE.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In order to conform to ABC Radio’s presentation subsequent to the Merger, barter expenses relating to selling, general and administrative activities were reclassified from cost of revenue to selling, general and administrative in the accompanying consolidated statements of operations in the amounts of $5.1 million and $3.9 million for the years ended December 31, 2007 and 2006, respectively, and certain expenses relating to employee benefits were reclassified from selling, general and administrative to cost of revenue in the accompanying consolidated statements of operations in the amounts of $1.5 million for the year ended December 31, 2007.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets, including recognition of a valuation allowance to reduce the amount of deferred tax asset to the amount that is more likely than not to be realized, the identification and quantification of income tax liabilities due to uncertain tax positions, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when determining the value of certain fully vested stock units, equity awards containing market conditions and when employing the Black-Scholes valuation model to estimate the fair value of stock options and certain derivative financial instruments. For the purchase price allocation for the Merger, the Company made estimates and assumptions relating to the determination of values of the assets acquired and liabilities assumed. The Company also uses estimates for determining the estimated fair value of its interest rate swap, credit risk adjustments and certain derivative financial instruments. Actual results could differ materially from those estimates.

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated balance sheets consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Receivables	$179,414	$206,644
Allowance for estimated uncollectible accounts	(8,613)	(8,064)

Accounts receivable, net	$170,801	$198,580

Derivative Instruments and Hedging Activities

The Company has valued its obligation to settle dividends in cash upon the conversion of its convertible subordinated notes, if any, in accordance with Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 10, the convertible subordinated notes, after being tendered and exchanged for new notes with amended terms, contain contingent interest rate features that are required to be accounted for as a derivative in accordance with SFAS No. 133. The Company measures the estimated fair value of these derivative financial instruments as of each reporting date, and any increase or decrease in fair value of the derivative liabilities is recognized immediately in earnings as adjustments to interest expense.

The Company is exposed to fluctuations in interest rates, primarily attributable to borrowings under its senior credit and term facility (see Note 9). The Company actively monitors these fluctuations and from time to time may enter into derivative instruments to mitigate the variability of interest payments in accordance with its risk management strategy. The Company accounts for interest rate swap arrangements in accordance with SFAS No. 133. The accounting for changes in the fair values of such derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. If it is determined that a derivative ceases to be a highly effective hedge or if the hedged transaction becomes probable of not occurring, hedge accounting is discontinued and the amount recorded in other comprehensive income (loss) is immediately reclassified into net income (loss). The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense (see Note 11 for further discussion).

Acquisitions and Business Combinations

The Company accounts for its business acquisitions under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, liabilities may be established on the Company’s balance sheet related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts.

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

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, the asset is considered to be impaired, and the impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Intangible Assets

Intangible assets consist primarily of FCC broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Definite-lived intangible assets are amortized in relation to the economic benefits of such assets over their total estimated useful lives.

The Company operates its business in two operating segments, the Radio Markets and Radio Network. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests for impairment of goodwill at the reporting unit level, which the Company has determined to be a geographic market for its radio stations and the Radio Network for its network operations. The geographic markets are one level below an operating segment (the Radio Markets segment) and constitute a business for which discrete financial information is available and is reviewed by management. The Radio Network is an operating segment and the lowest level of reporting that would constitute a business for which discrete financial information is available and reviewed by management.

The Company evaluates the fair value of its FCC licenses at the unit of account level, as defined by EITF 02-7 and has determined the unit of account to be the geographic market level. The Company’s lowest level of identifiable cash flow is the geographic market level.

The Company determines the fair value of goodwill using primarily a market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The

Company believes a market approach reflects the best estimate of the fair value of an entire reporting unit as radio markets are generally sold within the industry based on a multiple of EBITDA (earnings before interest, taxes and depreciation and amortization). Therefore, the Company utilizes the EBITDA specific to the geographic market and applies a multiple based on recent transactions or a multiple derived from public radio company information to estimate the value of the reporting unit. The Company considers the cost approach to be inapplicable as this approach does not capture going concern value of the business. In 2007, the Company also used the income approach in combination with the market approach for a limited number of markets; however, the Company primarily utilizes the market approach as it provides the best estimate of fair value from a market participant’s viewpoint.

The Company determines the fair value its FCC licenses using an income approach generally referred to as the “Jefferson Pilot Method” or “Greenfield Approach.” This income approach attempts to isolate the income that is attributable to the FCC licenses at the unit of account level. The fair value is calculated by estimating and discounting the cash flows that a typical market participant would assume could be available from similar stations operated as part of a group of commonly owned stations in a similar sized geographic radio market. It is assumed that rather than acquiring such stations or operation as a going concern, the buyer would hypothetically obtain the licenses (at nominal cost) and build the new stations or operation with similar attributes from scratch. The Company believes this direct method of valuation to estimate the fair value of FCC licenses is in accordance with AICPA EITF Report No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, and provides the best estimate of the fair value of the FCC licenses. The Company does not utilize a market approach as the number of transactions involving FCC licenses in a specific geographic market is uncommon and therefore the information is limited, if available at all. The cost approach is not applicable as FCC licenses are not able to be re-created or duplicated.

The Company evaluates its FCC licenses for impairment as of October 1, its annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The annual test requires that the Company (1) determine the unit of accounting, which the Company has determined to be the geographic market; and (2) compare the carrying amount of the FCC licenses reflected on the balance sheet in each geographic market to the respective fair value of each geographic market’s FCC licenses. If the carrying amount of the FCC licenses is greater than their respective estimated fair value in a given geographic market, the carrying amount of the FCC licenses for that geographic market is reduced to their respective estimated fair value.

The Company evaluates its goodwill for impairment as of October 1, its annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The annual test requires that the Company determine the fair value of the reporting unit and compare such to the carrying value of the reporting unit. If the fair value of the reporting unit is below the carrying value, the Company must (1) evaluate the fair value of the other long-term assets of the reporting unit; and (2) compare the carrying amount of the goodwill reflected on the balance sheet in each reporting unit to the respective implied fair value of each reporting unit’s goodwill, which is determined in the same manner as goodwill in a business combination. If the carrying amount of the goodwill is greater than its respective implied fair value in a given reporting unit, an impairment loss is recognized for the excess carrying amount.

See discussion of the Company’s impairment testing for the years ended December 31, 2008 and 2007 at Note 5.

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

The Company recognizes tax liabilities in accordance with FIN 48 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net loss per share. Basic net loss per share excludes dilution and is computed for all periods presented by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. For the years ended December 31, 2008, 2007 and 2006, diluted net loss per share is computed in the same manner as basic net loss per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) the effect of nonvested shares of common stock outstanding. Anti-dilutive instruments are not considered in this calculation.

There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the years ended December 31 2008, 2007 and 2006. Potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 8.0 million shares of common stock of the Company for the year ended December 31, 2008 and 13.1 million shares of common stock of the Company for the years ended December 31, 2007 and 2006, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the year ended December 31, 2008. The effects of the options outstanding to purchase approximately 0.7 million and 0.6 million shares of common stock of the Company and approximately 0.6 million and 0.3 million nonvested shares of common stock outstanding were excluded from the calculation of diluted net loss per share for the years ended December 31, 2007 and 2006, respectively, as their effect would have been antidilutive due to the net loss reported.

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

The Radio Network generates substantially all of its revenue from the sale of advertising time accumulated from its affiliate stations. The Radio Network also generates advertising revenue by embedding a defined number of advertising units in its syndicated programs, which it sells to advertisers at premium prices. Revenue at the Radio Network is recognized when the commercials are aired by the affiliate and the Company has no further obligation to the national advertiser. In addition, the Company assesses the creditworthiness of the national advertisers to assess collectibility of its receivables. Additionally, the Radio Network acts as the exclusive sales representative for the ESPN Radio Network pursuant to the ESPN Radio Network Sales Representation Agreement (the “ESPN Agreement”), whereby the Radio Network provides a sales staff to solicit and negotiate the sale of advertising on behalf of the ESPN Radio Network and to manage the advertising trafficking, billing and collection functions in exchange for a portion of all net sales generated on behalf of the ESPN Radio Network for the initial two-year term of the agreement. If certain sales levels are achieved as of June 2009, then the agreement automatically renews for up to two successive one-year renewal periods; however, in the event that the sales levels are not achieved, the parties would need to negotiate any extension beyond June of 2009.

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

Business and Credit Concentrations

In the opinion of management, credit risk with respect to receivables is mitigated in part by the large number of customers and the geographic diversification of the Company’s customer base. The Company performs credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. At December 31, 2008, and 2007, no receivable from any customer exceeded 5% of accounts receivable. For the years ended December 31, 2008, 2007 and 2006, no single customer accounted for more than 10% of net broadcasting revenue.

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

The Company’s financial assets are measured at fair value on a recurring basis. See further discussion regarding the valuation of the derivatives and the interest rate swap at Note 7 and Note 8, respectively. Financial liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows:

	Carrying Amount	Total Fair Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Liabilities:
Contingent interest derivative	$1,770	$1,770	$—	$1,770
Interest rate swap	82,355	82,355	—	82,355

Total liabilities	$84,125	$84,125	$—	$84,125

The following table presents the changes in Level 3 instruments measured on a recurring basis for the year ended December 31, 2008:

	January 1, 2008	Additions and Settlements	Net realized/unrealized gains (losses) included in earnings (a)	Transfers in and or out of Level 3 (b)	December 31, 2008
Contingent interest derivative	$—	$(5,074)	$3,304	$—	$(1,770)
Interest rate swap	—	—	—	(82,355)	(82,355)

Total liabilities	$—	$(5,074)	$3,304	$(82,355)	$(84,125)

(a)	Earnings impact is included in the interest expense, net caption of the accompanying consolidated statements of operations.

(b)	The Company evaluated its default risk and credit spread compared to the interest rate swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Company’s nonperformance risk. Since this analysis is based on factors that are supported by little or no market activity, the interest rate swap was transferred from a Level 2 instrument to a Level 3 instrument during 2008.

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

SFAS No. 141R amends SFAS No. 109 concerning recognition of a deferred tax asset for the excess of tax deductible goodwill over goodwill for financial reporting and concerning reversals of acquirer’s valuation allowance on its deferred tax assets resulting from a business combination. Under SFAS No. 141R, the recognition of a deferred tax asset for tax deductible goodwill in excess of financial reporting goodwill is no longer prohibited and all deferred tax assets for tax deductible goodwill from business combinations will be recorded as of the acquisition date. For excess tax deductible goodwill from business combinations, goodwill will continue to be adjusted as the tax deductible goodwill (“second component”) is realized on the tax return. Additionally, under SFAS No. 141R, any subsequent changes to the entity’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of the acquisition date of the associated business combination. Such changes will typically be recognized as an adjustment to income tax expense.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No.160. SFAS No.160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not expect the adoption of SFAS No.160 to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No.161 is effective for fiscal years beginning after November 15, 2008. Management does not expect the adoption of SFAS No.161 to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method. Guidance contained in FSP No. EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for the Company beginning with the quarter ending March 31, 2009, and all prior-period earnings per share data presented will be adjusted retrospectively. Management expects that the adoption of FSP No. EITF 03-6-1 will impact the amount of its previously-reported earnings per share.

3. ABC Radio Merger Transaction

As discussed at Note 1, the Company completed the Merger on June 12, 2007. In connection with the Merger, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders. In accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the date to be utilized for financial accounting purposes to value the shares of the Company’s common stock issued as part of the Merger that were determined based on a formula and whose value could have varied based on the average closing price of the Company’s common stock is the date on which the average stock price dropped below the collar mechanism contained in the ABC Radio Merger Agreement prior to the closing date of June 12, 2007. For the purpose of determining the fair value of the 151,707,512 shares issued, the Company calculated the price of approximately $7.24 per share based on $9.70 (the average price two days before and two days after the date on which the Company’s stock price fell outside the collar range) less the Special Distribution of approximately $2.46 per share that was paid to the Company’s pre-merger stockholders of record on June 8, 2007. In consideration for the Merger, the Company assumed the ABC Radio Debt in the amount of $1.35 billion, and immediately refinanced the debt assumed subsequent to the closing of the Merger (see Note 9 for further discussion). The total consideration provided by the Company for the Merger of the fair value of the Company’s common stock, assumption of the ABC Radio Debt and direct transaction costs has been allocated as outlined in the table below.

In accordance with SFAS No. 141, the Merger was treated as a purchase of the ABC Radio Business by the Company as the accounting acquirer. Accordingly, goodwill arising from the Merger has been determined as the excess of the purchase price for the ABC Radio Business over the fair value of its net assets. The amount of goodwill that is deductible for tax purposes is not material to the total amount of goodwill.

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, for the years ended December 31, 2008 and 2007, the Company incurred restructuring costs of $5.5 million and $0.7 million, respectively, for employee severance costs. Total restructuring charges through December 31, 2008 were $6.2 million, of which $4.2 million has been paid, including $4.0 million paid during 2008. As of December 31, 2008, $2.0 million remains accrued.

During the quarter ended June 30, 2008, the Company finalized its allocation of the purchase price of the Merger, which resulted primarily in the identification and valuation of additional intangible assets and certain tangible assets. The final determination of the fair market value of the assets and acquired liabilities assumed and the final allocation of the purchase price consideration is as follows:

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

In 2007 and 2008, the Company recognized impairment charges related to intangible assets acquired in connection with the Merger, which are not reflected in the purchase price allocation above (see Note 5).

The following summarized unaudited pro forma results of operations for the years ended December 31, 2007 and 2006 assume that the Merger and any related purchase accounting adjustments, as well as any material station dispositions occurred as of the beginning of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger and station dispositions occurred as of January 1, 2007 and 2006.

	Year Ended December 31,
	2007	2006
	(in thousands, except per share amounts)
Net revenue	$949,562	$983,461
Net loss	(1,291,542)	(48,830)
Basic net loss per common share	$(4.93)	$(0.19)
Diluted net loss per common share	$(4.93)	$(0.19)

4. Property and Equipment

Property and equipment consisted of the following at December 31:

	2008	2007	Estimated Useful Life
	(in thousands)
Land	$116,571	$40,080
Buildings and improvements	54,578	50,053	3 to 25 years
Transmitters, towers and studio equipment	122,724	115,303	5 to 10 years
Office furniture, equipment and vehicles	28,958	28,769	2 to 12 years
Construction in progress	3,381	3,916

	326,212	238,121
Less accumulated depreciation and amortization	(117,594)	(102,498)

	$208,618	$135,623

Depreciation expense was $18.0 million, $15.0 million and $15.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

5. Intangible Assets

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets consist primarily of FCC broadcast licenses and goodwill, but also include certain other intangible assets acquired in purchase business combinations. Definite-lived intangible assets are amortized in relation to the economic benefits of such assets over their total estimated useful lives.

On June 12, 2007, the Company completed the Merger. FCC licenses and goodwill, totaling approximately $2.7 billion were recorded as part of the purchase price allocation and represented a substantial portion of ABC Radio’s total assets. The fair value of FCC licenses and goodwill associated with the ABC Radio Business is dependent on both the future cash flows expected to be generated by the ABC Radio Business and other market conditions that impact the value a willing buyer would pay for such assets. Due to a continued deterioration in the radio marketplace, the operating results of the ABC Radio Business and the Company’s stock price decline from the date of the Merger through December 31, 2007, the Company reviewed the estimated fair value of the assets acquired in connection with the Merger as of September 30, 2007, October 1, 2007 (the Company’s annual impairment testing date), and December 31, 2007. For the year ended December 31, 2007, the Company recognized a non-cash impairment charge, in part of $1,115.2 million, which was comprised of $347.8 million in FCC license impairment relating to the ABC Radio stations and $767.4 million in goodwill impairment relating to the ABC Radio Business to reduce the carrying values to their estimated fair values.

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

During 2008, the Company performed an interim impairment analysis as of June 30, 2008 due to a continued slow down in the revenues in the radio marketplace, the decline in operating results of the ABC Radio Business and the Company’s other radio stations, as well as a continued decline in the Company’s stock price. The Company performs its annual impairment test as of October 1, 2008. However, prior to the completion of the annual impairment analysis, certain critical events occurred in the United States during the fourth quarter of 2008, including the failure of certain financial institutions and other businesses, which had a material adverse effect on the economy overall and significantly impacted the Company’s operations in particular. This downturn in the United States economy resulted in an overall reduction in the level of business activity in the radio industry and decreased spending by radio advertisers, which led to a decline in radio broadcasting revenue and a further deterioration in the Company’s stock price, which fell 77.5% from October 1, 2008 to December 31, 2008. The Company considered this severe economic downturn to represent a separate triggering event occurring subsequent to October 1, 2008 that required an interim impairment analysis updated through December 31, 2008. Although the Company did not complete its annual test at October 1, the Company did determine there was no improvement in the fair values of FCC licenses or goodwill from its October 1 annual testing date to the interim testing date as of December 31, 2008. As a result of these evaluations during the year ended December 31, 2008, the Company recognized a non-cash impairment and disposal charge of $1,197.4 million, which was comprised of $824.4 million and $373.0 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values.

The material assumptions utilized in these analyses included overall future market revenue growth rates for the residual year of approximately 2.5% at June 30, 2008 and 2.0% at December 31, 2008, weighted average cost of capital of 9% at June 30, 2008 and 10.0% at December 31, 2008 and estimated EBITDA multiples of between 8.6 times and 9.4 times at June 30, 2008 and 7.0 times at December 31, 2008. If the material assumptions are less favorable than those projected by the Company or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of its FCC licenses or goodwill below the amounts reflected in the balance sheet, the Company may be required to recognize additional impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

During the three months ended September 30, 2008, the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required the Company to transfer one of its existing stations in the Salt Lake City market into the Divestiture Trusts. During the years ended December 31, 2008 and 2007, the Company also recognized non-cash impairment and disposal charges of $10.8 million and $20.9 million, respectively, to write down the carrying amounts to the estimated fair market value related to stations transferred into the Divestiture Trusts. As of December 31, 2008, the Company had nine stations remaining in the Divestiture Trusts. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

The changes in the carrying amounts of FCC licenses and goodwill for the years ended December 31, 2008 and 2007 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance January 1, 2007	$1,327,305	$637,742
Acquisitions	1,412,000	1,401,548
Asset impairment and disposal charges	(523,629)	(1,087,643)
Dispositions	(23,184)	(4,816)
Station purchase price adjustment	(70)	2,089

Balance December 31, 2007	2,192,422	948,920
ABC Merger purchase price adjustments	—	(83,104)
Asset impairment and disposal charges	(835,191)	(373,017)
Acquisitions	9,445	—
Dispositions	(522)	—
FCC license signal upgrades	4,750	—

Balance December 31, 2008	$1,370,904	$492,799

As discussed at Note 1, the Company completed the Merger on June 12, 2007. The purchase price adjustments reflected in goodwill above relate primarily to the identification and valuation of additional tangible assets and indefinite-lived intangible assets, partially offset by related deferred tax adjustments.

For the year ended December 31, 2007, the Company adjusted the estimated value of its uncertain tax positions associated with prior year acquisitions, and as a result, approximately $2.1 million was recorded as an increase in goodwill.

Definite-Lived Intangible Assets

In connection with the Merger, the Company has allocated $82.5 million to customer relationships and $57.9 million to affiliate relationships that are being amortized in relation to the economic benefits of such assets over total estimated useful lives of approximately five to seven years (see Note 3). Approximately $26.7 million and $15.2 million of amortization expense was recognized on these intangible assets during the years ended December 31, 2008 and 2007, respectively. The current year amounts include approximately $3.5 million representing the additional cumulative amortization for the period from the date of the Merger through June 12, 2008 relating to the increased balance of such intangible assets determined in connection with the finalization of the purchase price allocation.

Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated balance sheets. The amount of amortization expense for definite-lived intangible assets, excluding the assets discussed above, was $0.6 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively. These other definite-lived intangible assets consisted of the following at December 31:

	2008	2007
	(in thousands)
Other intangible assets, gross	$7,346	$7,291
Less accumulated amortization	(5,575)	(4,961)

Other intangible assets, net	$1,771	$2,330

The Company estimates the following amount of amortization expense over the next five years related to the total definite-lived intangible assets:

Amortization Expense
(in thousands)
2009	$25,474
2010	22,070
2011	19,321
2012	15,083
2013	11,225

$93,173

6. Acquisitions and Dispositions

2008 Acquisitions and Dispositions

Completed Acquisition

During the year ended December 31, 2008, the Company acquired a radio station in Salt Lake City, UT in exchange for the balance of a note receivable of approximately $9.7 million. In order to comply with the FCC’s rules and policies regarding ownership limitations, the Company transferred one of its existing stations in the Salt Lake City market into the Divestiture Trusts.

Completed Dispositions

During the year ended December 31, 2008, the Divestiture Trusts completed the sale of two stations for a total purchase price of approximately $1.3 million.

2007 Acquisitions and Dispositions

Completed Acquisition

As discussed at Note 1, the Company completed the Merger on June 12, 2007.

Completed Dispositions

The Company completed the sale of the Ithaca, NY and Spokane, WA markets during the year ended December 31, 2007 for cash purchase prices of approximately $3.5 million and approximately $21.5 million, respectively. The Company also completed the sale of a station in each of the Charleston, SC and Tuscaloosa, AL markets. In addition, the Divestiture Trusts completed the sale of one station in the Portland, ME market.

Supplemental Pro Forma Information

See the pro forma information as it relates to the Merger at Note 3.

7. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable, accrued liabilities and other liabilities at December 31 consisted of the following:

	2008	2007
	(in thousands)
Accounts payable	$13,672	$9,350
Accrual for revenue sharing	35,227	32,647
Working capital adjustment	15,985	19,755
Accrued compensation and related costs	13,711	16,839
Accrued interest	7,042	3,513
Accrual for network programming	5,819	5,168
Other accrued liabilities	4,870	22,838
Payments received in advance	2,225	2,453
Current maturities of long-term liabilities	497	1,501

	$99,048	$114,064

8. Other Long-Term Liabilities

In the third quarter of 2004, the Company reached a settlement with its previous national representation firm and entered into a long-term agreement with a new representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with the previous representation firm and entered into a new long-term contract with the Company. In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. As such, the Company recognized the estimated payments to the previous national representation firm of approximately $21.4 million as a non-cash charge related to contract obligations in the year ended December 31, 2008. The total up-front payment amount related to this contract of approximately $26.4 million, which includes an additional up-front payment received by the Company in connection with entering into the new contract, represents a deferred obligation and is included in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2008. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019, and a previous remaining unamortized charge of approximately $11.7 million as of the inception of this new contract is continuing to be amortized over the original term of the contract to which the payment relates.

The Company’s new national representation firm has guaranteed a minimum amount of national sales for the twelve month period ending March 31, 2009. Based on national sales amounts during the period from April 1, 2008 through December 31, 2008, the Company determined that it is probable that the guaranteed minimum amount of national sales for the twelve month period ending March 31, 2009 will not be attained. The present value of the estimated guaranteed amount was recorded as a receivable of approximately $11.4 million, with a corresponding deferred liability. The deferred amount is being amortized over the term of the agreement as a reduction to national commission expense, which is included in cost of revenue.

As part of its finalization of the purchase price allocation for the Merger in the second quarter of 2008, the Company recorded a $13.5 million liability to reflect an acquired programming contract at its estimated fair market value with a corresponding adjustment to goodwill. The Company recorded the cumulative amortization of $2.7 million corresponding to the period from the acquisition date of June 12, 2007 to December 31, 2007 in the year ended December 31, 2008 as an adjustment to revenue. The balance of the unfavorable contract liability is being amortized as an adjustment to revenue over the remaining life of the contract, which expires in December 2009. As of December 31, 2008, the remaining unamortized unfavorable contract liability is approximately $5.4 million.

9. Senior Debt

In connection with the Merger, as discussed at Note 1, the Company entered into the Senior Credit and Term Facility, which is guaranteed by the Company’s operating subsidiaries.

On June 12, 2007, the Company borrowed $600 million under the Tranche A Term Loans and $1,535 million under the Tranche B Term Loans and used the proceeds to repay the outstanding balance and accrued interest of approximately $402 million under the senior credit agreement that Citadel Broadcasting entered into in August 2004 that previously provided for $600 million in revolving loans through January 15, 2010 (the “Senior Credit Facility”) and the ABC Radio Debt plus accrued interest of approximately $1,352 million. In addition, the Company used borrowings under the Senior Credit and Term Facility to fund the Special Distribution of approximately $276.5 million paid to the Company’s pre-merger stockholders, as further discussed at Note 12, and the remaining proceeds were used to fund merger-related costs or retained by the Company for working capital purposes. The Senior Credit Facility was repaid in full in connection with the refinancing. In accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the Company wrote off $0.6 million of the $2.0 million in remaining debt issuance costs relating to the Senior Credit Facility during the quarter ended June 30, 2007 in connection with the modification of debt. The remaining costs are being amortized over the respective terms of the related components of the Senior Credit and Term Facility.

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

The Senior Credit and Term Facility was modified a third time on November 25, 2008, which (i) modifies the definition of “Consolidated Total Leverage Ratio” to change the leverage ratio test from a ‘net’ test to a ‘gross’ test, (ii) adds a pro-forma test for each revolving credit draw, and (iii) modifies the maximum permitted consolidated total leverage ratio so it remains at 8.5 to 1.0 through September 30, 2009, reduces from 8.5 to 1.0 to 8.25 to 1.0 on December 31, 2009, reduces to 7.75 to 1.0 on March 31, 2010, and reduces again to 7.25 to 1.0 on June 30, 2010. In addition, the Company permanently reduced the aggregate revolving credit commitments from $200 million to $150 million. The Company wrote off $0.6 million in debt issuance costs related to the modification of the revolving credit facility. As of December 31, 2008, the Company was in compliance with its covenants under the Senior Credit and Term Facility, and its consolidated net leverage ratio as of December 31, 2008 was 7.63 to 1.0.

The Senior Credit and Term Facility was further modified on March 26, 2009 when the Company entered into the Fourth Amendment. The Fourth Amendment waives the consolidated total leverage ratio for 2009 and requires a monthly consolidated EBITDA test and monthly liquidity test.

The monthly consolidated EBITDA test, as defined in the Fourth Amendment, is a cumulative test and requires the following consolidated EBITDA minimum amounts:

Period from January 1, 2009 through:	Cumulative Consolidated EBITDA
April 30, 2009	$21,000,000
May 31, 2009	32,000,000
June 30, 2009	45,000,000
July 31, 2009	58,000,000
August 31, 2009	73,000,000
September 30, 2009	92,000,000
October 31, 2009	117,000,000
November 30, 2009	137,000,000
December 31, 2009	150,000,000

The monthly liquidity test requires the Company’s consolidated liquidity, as defined in the Fourth Amendment, to be equal to or greater than $15 million for the months of April through July 2009, $20 million for the months of August and September 2009, and $25 million for the months of October, November and December 2009.

The Fourth Amendment also added additional covenants for 2010. The Company must have at least $150 million of available cash as of January 15, 2010 and the remaining convertible subordinated notes must be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010.

If the Company’s cash exceeds $30,000,000 at any time, then the Company is required to promptly put the amount in excess of $30,000,000 (the “Excess Cash”) into a cash collateral account for the benefit of the Company’s lenders. The Company will not have access to the cash collateral account, nor does the Company have the right to use or withdraw the Excess Cash absent lender approval, even if the Company were to need such funds to operate its business, fulfill its obligations, or to otherwise meet its liquidity needs.

Finally, the Fourth Amendment places additional restrictions on non-financial covenants, which, among other things, and with limited exceptions, prohibit fundamental changes and limit the Company’s ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, make certain restricted payments, enter into sale and leaseback transactions, or make investments, loans and advancements.

During the year ended December 31, 2008, the Company paid down $72.8 million and $187.5 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for a payment of approximately $200.0 million. The Company recognized a gain of approximately $58.4 million, net of transaction fees, in the year ended December 31, 2008 resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

In connection with the Senior Credit and Term Facility, the Company incurred approximately $45.9 million of debt issuance costs, including approximately $0.3 million and $10.5 million incurred in connection with the amendments on March 13, 2008 and November 25, 2008, respectively. During the years ended December 31, 2008 and 2007, the amortization of these debt issuance costs was $5.1 million and $3.3 million, respectively. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Company wrote off approximately $3.5 million of debt issuance costs relating to the prepayments during the year ended December 31, 2008. The remaining costs will be amortized over the respective terms of the related components of the Company’s Senior Credit and Term Facility.

Principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012	22,500
September 30, 2012, December 31, 2012, March 31, 2013	112,500
June 12, 2013	39,700

Principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,290.0 million on June 12, 2014.

The revolving loans under the Senior Credit and Term Facility are due in full on June 12, 2013. The Fourth Amendment reduced the revolving portion of the Senior Credit and Term Facility from $150 million to $140 million. Additionally, $125 million of the revolving loans may not be reborrowed if the amounts are repaid.

The required aggregate principal payments for the Senior Credit and Term Facility as of December 31, 2008 are as follows:

Payment Amount
(in thousands)
2009	$—
2010	37,676
2011	90,350
2012	285,350
2013	303,505
Thereafter	1,293,800

$2,010,681

At the Company’s election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranges from 0.00% to 0.50%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranges from 0.75% to 1.50%, depending on the Company’s leverage ratio. As of the effective date of the Fourth Amendment, interest on outstanding principal for the revolving loans and Tranche A Term Loans will accrue at the greatest of (a) the Prime Rate in effect; (b) the Federal Funds Rate plus 0.5%, plus a spread of 0.50%; and (c) the three-month Eurodollar rate plus 1.0%, plus a spread of 1.50%. These interest payments will be due monthly.

For the outstanding principal for Tranche B Term Loans, the Company may elect interest to accrue at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranges from 0.50% to 0.75%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranges from 1.50% to 1.75%, depending on the Company’s leverage ratio. As of the effective date of the Fourth Amendment, interest on outstanding principal for the Tranche B Term Loans will accrue at the greatest of (a) the Prime Rate in effect; (b) the Federal Funds Rate plus 0.5%, plus a spread of 0.75%; and (c) the three-month Eurodollar rate plus 1.0%, plus a spread of 1.75%. These interest payments will be due monthly.

As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans will incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans will incur a rate of 4.25% per annum. On each interest payment date, this additional interest will increase the principal amount of the related debt and will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable.

Below is a table that sets forth the rates and the amounts borrowed under the Company’s Senior Credit and Term Facility as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Tranche A Term Loans	$527,156	1.97 to 3.40%	$600,000	6.33 to 6.70%
Tranche B Term Loans	1,347,525	2.20 to 3.65%	1,535,000	6.46 to 6.83%
Revolving Loans	136,000	3.40%	—	—

As of December 31, 2008, the Company had $12.0 million available in revolving loan commitments under the Senior Credit and Term Facility; however, the Fourth Amendment reduced this availability by approximately $10.0 million as the revolving commitment was reduced to a total of $140.0 million.

The Company’s operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

10. Subordinated Debt and Convertible Subordinated Notes

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

The Company has valued its obligation to settle dividends in cash upon conversion of its Original Notes, if any, in accordance with EITF 00-19 and SFAS No. 133. This derivative financial instrument is measured using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The derivative liability had virtually no estimated fair value as of December 31, 2008 or 2007. There was essentially no change in the estimated fair value of the derivative financial instrument during the year ended December 31, 2008.

The Company had been involved in litigation with certain of the holders of the Original Notes regarding allegations of events of default having arisen from the ABC Radio Merger Agreement and from other agreements relating to the Merger. This litigation was dismissed on April 10, 2008. As of March 31, 2008, the Company, the trustee under the indenture, and holders of a majority in principal amount of the outstanding Original Notes had entered into a settlement agreement (the “Settlement Agreement”) to resolve the Company’s litigation relating to the indenture and the Original Notes.

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes do not differ in any material respect from those of the Original Notes. The Company completed this offer and exchange on June 5, 2008. The Company accepted all Original Notes that were validly tendered and not withdrawn in the exchange offer, and on June 11, 2008, the Company issued $274.5 million aggregate principal amount of Amended Notes pursuant to an indenture, dated as of June 11, 2008, between the Company and Wilmington Trust Company, as trustee. The Amended Notes will mature on February 15, 2011 unless earlier redeemed at the Company’s option under limited circumstances, converted into common stock at the option of any registered holder of the Amended Notes (each, a “Holder”) or repurchased by the Company at the option of the Holder under limited circumstances. As of December 31, 2008, $0.5 million of the Original Notes remain outstanding.

Per the terms of the Settlement Agreement, the Company had the ability to redeem the Amended Notes at $900 per $1,000 principal amount of the Amended Notes through December 31, 2008, and the Amended Notes may be redeemed at the election of the Company at $950 per $1,000 principal amount of the Amended Notes through December 31, 2009.

As of December 31, 2008, the Company had repurchased an aggregate amount of $281.0 million in principal amount of convertible subordinated notes, including the $55.0 million Original Notes related to the initial exchange offer, and recognized a gain of approximately $56.3 million, net of transaction fees, during the year ended December 31, 2008. The balance of Original Notes and Amended Notes was $49.0 million as of December 31, 2008. Although the Company has been repurchasing the convertible subordinated notes, under the terms of the Fourth Amendment to the Senior Credit and Term Facility, the Company is now prohibited from doing so, except in very limited circumstances. Additionally, the Fourth Amendment requires the Company prior to January 15, 2010 to either (i) repay in full the outstanding convertible notes with subordinated refinanced indebtedness or (ii) enter into an agreement with the holders of the outstanding convertible notes to amend the maturity date to be no earlier than September 30, 2014, eliminate any principal payments until September 30, 2014, and require that all payments of interest thereon be payable by adding such amounts to the principal amount of the outstanding convertible notes. It may be difficult for the Company to meet these 2010 covenants, and if not met, we will be in default under our Senior Credit and Term Facility. Should we default, our indebtedness may be accelerated, we will likely not be able to satisfy these obligations, and we may need to either obtain an additional amendment or waiver from lenders or to reorganize our capital structure.

In the event that the Company is not in compliance with the covenants under the terms of the Senior Credit and Term Facility, the Company would also be in default under its convertible subordinated notes, and there is no assurance that the Company will be able to obtain a waiver for or cure such default, and in such case, the indebtedness under the convertible subordinated notes may be accelerated.

Since the aggregate principal amount of outstanding Amended Notes is $48.6 million as of December 31, 2008, the annual interest rate on all Amended Notes that are outstanding as of January 1, 2009 will be changed to 8.0%. Per the terms of the Settlement Agreement, on January 1, 2010, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to a rate that would make the holders of the Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par).

The contingent interest rate adjustments described in the terms of the Amended Notes are required to be accounted for in accordance with SFAS No. 133 and could cause interest to vary in future periods depending on the outstanding balance of Amended Notes. Accordingly, as of December 31, 2008, the Company estimated the value of the contingent interest derivative using a discounted cash flow analysis considering various repurchase scenarios, which determine the stated interest rate to be incurred, compared to a minimum base rate of interest of 4.0%. As of December 31, 2008, this analysis resulted in a value of approximately $1.8 million, and the change in fair value for the year ended December 31, 2008 represented a gain of $3.3 million, which is included in the accompanying consolidated statements of operations as a component of interest expense, net.

The discount amounts corresponding to the derivative financial instruments associated with the convertible subordinated notes are being amortized over the remaining contractual term of the Amended Notes. In connection with the repurchase of a portion of the Amended Notes, the Company wrote off approximately $5.0 million of debt discount during the year ended December 31, 2008. For the years ended December 31, 2008 and 2007, the amortization of the discount on the convertible subordinated notes was $0.9 million and $0.5 million, respectively.

In connection with the repurchase of a portion of the Amended Notes, the Company also wrote off approximately $2.3 million of debt issuance costs during the year ended December 31, 2008 that had been capitalized related to the convertible subordinated notes. The remaining costs will be amortized over the term of the Amended Notes. For the years ended December 31, 2008 and 2007, the amortization of the debt issuance costs on the convertible subordinated notes was approximately $0.6 million and $1.1 million, respectively.

11. Interest Rate Swap

In June 2007, the Company entered into an interest rate swap agreement. The agreement is an amortizing swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which the Company pays a fixed rate of 5.394% and receives a variable rate from the counterparty based on a three-month London Inter-Bank Offered Rate (“LIBOR”), for which measurement and settlement is performed quarterly. As of December 31, 2008, the notional amount of the swap agreement is $1,007.5 million. This agreement is used to manage the Company’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates, and the Company has designated the swap as a cash flow hedge in accordance with SFAS No. 133. The counterparty to this interest rate swap agreement is a major financial institution, and the Company believes that the risk of nonperformance by this counterparty is remote.

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates as compared to the Company’s fixed rate applied to the hedged amount through the term of the agreement less adjustments for credit risk. As long as the hedge is deemed to be highly effective and it is probable that the forecasted transactions will occur, changes in the fair value of the interest rate swap that are effective are recorded in accumulated other comprehensive income (loss) within the accompanying consolidated statement of stockholders’ equity. The change in fair value for the year ended December 31, 2007 resulted in expense of approximately $50.2 million, which was recorded as a component of other comprehensive income (loss). During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated in the fourth quarter and hedge accounting was discontinued. The change in the fair value of the interest rate swap liability during the fourth quarter of 2008 of $53.5 million was recognized as interest expense, and the $48.0 million that had previously been recorded in accumulated other comprehensive income (loss) was immediately reclassified and recorded as a component of interest expense.

The Company determines the fair value of its interest rate swap in accordance with SFAS No. 157. As part of the fair value determination, the Company evaluated its default risk and credit spread compared to the swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Company’s nonperformance risk, which reduced the interest expense by $19.1 million. As of December 31, 2008 and 2007, the fair value of the swap is estimated to be a liability of approximately $82.4 million and $50.2 million, respectively, and is classified as noncurrent. Future changes in the fair value of the interest rate swap liability will directly impact the Company’s interest expense.

12. Stockholders’ Equity

Common and Preferred Stock

Citadel Broadcasting Corporation was incorporated in Delaware in 1993 and was initially capitalized by partnerships affiliated with FL&Co. in connection with a leveraged buyout transaction. The Company’s initial public offering registration statement with the Securities and Exchange Commission was declared effective on July 31, 2003, and the Company issued 25.3 million shares, and on February 18, 2004, the Company sold an additional 9,630,000 shares, and certain stockholders sold 20,000,000 shares of the Company’s common stock.

As further discussed at Note 1, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders in connection with the Merger. As of December 31, 2008, net of shares held in treasury, the Company had 269,722,899 shares of common stock outstanding.

Stock Repurchase Plan

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of December 31, 2008, the Company had repurchased approximately 26.2 million shares of common stock for an aggregate amount of approximately $337.6 million under these repurchase programs. In addition, the Company has acquired approximately 1.0 million and 0.9 million shares of common stock for approximately $1.3 million and $8.9 million during the years ended December 31, 2008 and 2007, respectively, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock or common stock units. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory withholding tax required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. However, as a result of the Tax Sharing and Indemnification Agreement and the Merger, the Company may only repurchase additional shares under very limited circumstances.

Dividends

Beginning in October 2005, the Company’s board of directors declared a quarterly dividend to holders of common stock of the Company. There were no dividends declared or paid during the year ended December 31, 2008. During the years ended December 31, 2007 and 2006, the Company paid dividends of $20.4 million and $82.7 million, or $0.18 per share and $0.72 per share, respectively.

Special Distribution

Pursuant to the ABC Radio Merger Agreement, immediately prior to the closing of the Merger, the Company also declared the Special Distribution of $276.5 million, or $2.4631 per share, payable immediately prior to the closing of the Merger to holders of the Company’s common stock of record on June 8, 2007. The amount of the distribution was determined based on the market price of the Company’s common stock over a measurement period ending prior to the closing and the number of shares of the Company’s common stock deemed to be outstanding for such purposes. This Special Distribution is nonrecurring.

13. Stock-Based Compensation

SFAS No. 123R

The Company accounts for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. SFAS No. 123R also requires companies, when recording compensation cost for equity awards, to estimate at the date of grant the number of equity awards granted that are expected to be forfeited and to subsequently adjust the estimated forfeitures to reflect actual forfeitures.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, Accounting for Income Taxes. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool when the restrictions lapse or stock options are exercised or expire. As of December 31, 2008, the underlying fair value of equity awards since the date of grant has declined in value, and the Company does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the corresponding deferred tax asset, which may be material to the consolidated results of operations.

Long-Term Incentive Plans

Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan

Stock options are generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment or service as a director or independent contractor. No options were granted during the year ended December 31, 2008. For the year ended December 31, 2007, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of approximately 5%, dividend yield of approximately 3%, expected life of approximately six years, and volatility of approximately 27%. For the year ended December 31, 2006, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of approximately 5%, dividend yield of approximately 7%, expected life of approximately six years, and volatility of approximately 27%.

On June 4, 2008, the compensation committee of the Company’s board of directors granted to the Company’s chief executive officer 2,000,000 nonvested shares of the Company’s common stock containing a market condition (the “Market Award”). In order to vest, the Company’s common stock must trade at a minimum price of at least $7.50 per share (the “Per Share Target”), as established by the closing price on the New York Stock Exchange (the “NYSE”), for at least five consecutive trading days. The Per Share Target must be achieved on or before seven years from the date of grant, and the chief executive officer must remain continuously employed by the Company until such time as the Per Share Target is achieved in order for 100% of the Market Award to vest. In the event that the Per Share Target or the continuous employment requirement is not met, 100% of the Market Award will be forfeited. The fair value of this award was estimated on the date of grant using a barrier option valuation model based on various assumptions, including the following: risk-free interest rate of approximately 4%, dividend yield of 0%, expected life of approximately seven years, and volatility of approximately 42%.

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

In December 2006, the compensation committee of the Company’s board of directors approved a payment to a senior executive officer of the Company for the tax differential between ordinary income and dividend income tax rates during the years ended December 31, 2006, 2007 and 2008, in respect of dividends and distributions, if any, the senior executive officer receives in respect of any nonvested portion of the performance-vesting shares granted as of March 16, 2006 and any Undelivered Shares that have not yet been distributed. At the Company’s discretion, such payments can be paid in cash or additional shares of common stock of the Company. During the year ended December 31, 2007, the Company paid approximately $1.8 million in cash and $1.1 million in shares of common stock of the Company for this tax differential payment. No payment was made during the year ended December 31, 2008 as no dividends were paid by the Company with respect to its common stock.

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

Each Company option and restricted stock unit resulting from this conversion has substantially the same terms and conditions that the corresponding TWDC Option and TWDC RSU had in effect at the effective time of the Merger, including vesting and terms of exercise, except that references to TWDC have been changed to refer to the Company and the exercise price per share of each TWDC Option was converted to an equivalent exercise price per share of the Company’s common stock through the application of the option ratio as defined in the ABC Radio Merger Agreement. The fair value of options assumed was estimated using the Black-Scholes option- pricing model with the following assumptions: risk-free interest rate of approximately 5%, dividend yield of approximately 5%, expected life of up to approximately five years, which was determined based on the remaining term of each converted grant, and volatility of approximately 27%.

Disclosures—All Plans

Total stock-based compensation expense recognized under SFAS No. 123R for the year ended December 31, 2008 was $14.0 million on a pre-tax basis, or $(0.07), net of tax, per basic share. The associated tax expense for the year ended December 31, 2008 was $5.2 million. The expense for the year ended December 31, 2008 includes an $8.5 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Total stock-based compensation expense was $23.3 million on a pre-tax basis, or $(0.11), net of tax, per basic share, for the year ended December 31, 2007. The associated tax benefit for the year ended December 31, 2007 was $1.8 million. The expense for the year ended December 31, 2007 includes a $3.1 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Total stock-based compensation expense for the year ended December 31, 2006 was $17.4 million, on a pre-tax basis, or $(0.12), net of tax, per basic share.

As of December 31, 2008, unrecognized pre-tax stock-based compensation expense was approximately $14.7 million and is expected to be recognized over a weighted average period of approximately 1.7 years.

As of December 31, 2008, the total number of shares of common stock that remain authorized, reserved, and available for issuance under all plans was approximately 10.0 million, not including shares underlying outstanding grants.

The following table summarizes stock option activity for the Company for the year ended December 31, 2008:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding at January 1, 2008	13,212	$8.42
Granted	—	—
Exercised	—	—
Forfeited	(1,149)	6.03
Cancelled or modified	(611)	8.19

Outstanding at December 31, 2008	11,452	$8.67	3.7	$—

Vested or expected to vest at December 31, 2008	10,780	$8.87	3.7	$—

Exercisable at December 31, 2008	2,598	$6.86	3.4	$—

The weighted average grant-date fair value of options granted and assumed during the year ended December 31, 2007 and 2006 was $1.19 and $1.28 per share, respectively. No options were granted during the year ended December 31, 2008 and no options were exercised during the years ended December 31, 2008, 2007 and 2006.

Activity related to shares of nonvested stock is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Nonvested awards at January 1, 2008	1,972	$10.92
Granted	6,292	1.54
Awards vested	(1,322)	0.09
Forfeited	(322)	7.16

Nonvested awards at December 31, 2008	6,620	$2.07

Shares of Nonvested Common Stock Units
Nonvested awards at January 1, 2008	3,138	$5.90
Granted	—	—
Awards vested	(860)	5.90
Forfeited	(508)	5.90

Nonvested awards at December 31, 2008	1,770	$5.90

The total fair value of awards of nonvested shares of common stock or common stock units that vested during the years ended December 31, 2008 and 2007 was $20.4 million and $19.5 million, respectively. No nonvested shares of common stock vested during the year ended December 31, 2006.

14. Income Taxes

The components of the income tax benefit for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(in thousands)
Current tax expense:
Federal (net of $37,548, $9,607, and $11,244 tax benefit of operating loss carryforward for 2008, 2007 and 2006, respectively)	$9,066	$487	$604
State (net of $337, $585, and $1,882 tax benefit of operating loss carryforward for 2008, 2007 and 2006, respectively)	4,423	3,025	1,887

	13,489	3,512	2,491
Deferred tax (benefit) expense:
Federal	(162,900)	(214,240)	(18,356)
State	(13,268)	(21,102)	(4,248)

	(176,168)	(235,342)	(22,604)

Total income tax benefit	$(162,679)	$(231,830)	$(20,113)

Reconciliations of the income tax benefit to the tax benefit calculated by applying the federal statutory rate of 35% for the years ended December 31, 2008, 2007 and 2006 to the loss before income taxes are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(in thousands)
Federal statutory rate applied to the (loss) income from continuing operations before income taxes	$(396,374)	$(530,973)	$(23,845)
State tax benefit, net of federal tax	(30,723)	(24,887)	(1,348)
Non-deductible compensation	1,783	4,391	2,375
Other permanent differences	2,338	702	1,296
Change in federal and state valuation allowance	131,888	—	—
Non-deductible goodwill	119,249	312,058	933
State rate change	(1,369)	3,175	—
Excess book stock compensation	8,483	3,059	—
Other	2,046	645	476

	$(162,679)	$(231,830)	$(20,113)

Income tax benefit for the year ended December 31, 2008 was $162.7 million based on a loss before income taxes of $1,132.5 million. Excluding the valuation allowance charge of $131.9 million and asset impairment charge of $1,208.2 million and the tax benefit associated with this charge of approximately $338.9 million, which was adversely impacted by the impairment of non-deductible goodwill, income before taxes would have been $75.7 million and tax expense would have been $44.3 million, resulting in an effective tax rate of 58.5%. This effective rate differs from the federal tax rate of 35% as the result of a $8.5 million non-cash write-down of the Company’s deferred tax asset related to stock compensation as discussed below, state tax expense, net of federal benefit, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2008, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, time-vesting restricted shares vested during the year ended December 31, 2008, and the Company recognized an $8.5 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock-based awards.

For the year ended December 31, 2007, the Company recognized tax benefit of approximately $231.8 million based on a loss before income taxes of approximately $1,517.1 million. Excluding the asset impairment and disposal charge of $1,612.4 million and the tax benefit associated with this charge of approximately $284.6 million, which was adversely impacted by the write-off of non-deductible goodwill, income before taxes would have been approximately $95.3 million and tax expense would have been approximately $52.8 million, resulting in an effective tax rate of 55%. The Company’s effective tax rate differs from the federal tax rate of 35% as a result of a $3.1 million non-cash write down of the Company’s deferred tax asset (as further discussed below), $3.2 million state income tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate upon the completion of the Merger as a result of a change in the jurisdictions in which the Company conducts business, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2007, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, time-vesting restricted shares vested during the year ended December 31, 2007, and the Company recognized a $3.1 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock-based awards.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance at December 31 are as follows:

	2008	2007
	(in thousands)
Deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$3,350	$3,166
Net operating loss carryforwards	1,598	27,655
Accrued liabilities and other obligations not currently deductible	15,531	13,656
Compensation related to stock-based awards	7,269	14,636
Hedging transaction	30,743	19,869
Property and equipment (1)	795	—
Intangible assets (1)	91,384	—
Other	19,901	8,456

Total deferred tax assets	170,571	87,438
Valuation allowance	(131,887)	—

Net deferred tax assets	38,684	87,438

Deferred tax liabilities:
Property and equipment (1)	(44,029)	(11,949)
Intangible assets (1)	(419,693)	(617,040)
Other	(337)	(599)

Total deferred tax liabilities	(464,059)	(629,588)

Net deferred tax liabilities	$(425,375)	$(542,150)

(1)	Property and equipment and intangible deferred tax assets and liabilities are presented net for 2007. For 2008, in order to provide additional information with respect to deferred tax assets that are subject to valuation, property and equipment and intangible deferred tax assets and liabilities are presented separately.

At December 31, 2008, the Company has approximately $4.8 million of net operating loss carryforwards for federal income tax purposes, zero, net of unrecognized tax benefits detailed in the FIN 48 section of the footnote. The federal net operating loss carryforwards expire as follows:

Year of Expiration	Net Operating Loss Carryforward
(in millions)
December 31, 2026	$4.7
December 31, 2027	0.1

Total federal loss carryforwards	$4.8

For state income tax purposes, the Company has approximately $38.7 million in net operating loss carryforwards, $19.4 million, net of unrecognized tax benefits detailed in the FIN 48 section of the footnote. These net operating loss carryforwards expire in 2013 through 2027. The determination of the state net operating loss carryforwards is dependent upon the federal net operating loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of the state net operating loss carryforwards. Utilization of such federal and state net operating losses is subject to certain limitations under federal and state income tax laws.

Due to the significant decline in revenues in the fourth quarter of 2008 the Company has re-evaluated the realizability of its deferred tax assets. In addition to declining revenues in fourth quarter, the Company has considered the uncertainty in current economic conditions and the difficulty in predicting future taxable income and concluded that it is not more likely than not to recognize certain deferred tax assets. As such, the Company has recorded a $131.9 million valuation allowance against deferred tax assets.

On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will not be realized. In the event the Company determines at a future time that it could realize its deferred tax assets in excess of the net amount recorded, the Company will reduce its deferred tax asset valuation allowance and decrease income tax expense in the period when the Company makes such determination.

At December 31, 2008, the Company has an alternative minimum tax (“AMT”) credit carryforward of approximately $5.0 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

(in thousands)
Unrecognized tax benefit—opening balance	$10,258
Gross increases—tax positions in prior periods	574
Gross decreases—tax positions in prior periods	(25)
Gross increases—tax positions in current period	154

Unrecognized tax benefit—ending balance	$10,961

The entire balance of unrecognized tax benefits at December 31, 2008 and 2007, if recognized, would affect the effective tax rate. No additional significant increases or decreases in unrecognized tax benefit are expected within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest during 2008 and 2007 and in total, as of both December 31, 2008 and 2007, has recognized a liability for interest of $0.1 million.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has a number of federal and state income tax years still open for examination as a result of the net operating loss carryforwards. Accordingly, the Company is subject to examination for both U.S. federal and certain state tax return purposes for the years 1993 to present.

15. Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2006	$2,917	$3,872	$(4,332)	$2,457
Year ended December 31, 2007	2,457	8,551	(2,944)	8,064
Year ended December 31, 2008	8,064	6,574	(6,025)	8,613

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

Senior Debt: Based on a model that takes into account various factors, including average trading prices and prepayments of amounts outstanding from certain lenders, if applicable, the estimated fair value of the Company’s Senior Credit and Term Facility at December 31, 2008 and 2007 was approximately $1,206.4 million and $1,942.9 million, respectively, compared to the Company’s carrying value of $2,010.7 million and $2,135.0 million, respectively.

Subordinated Debt and Convertible Subordinated Notes: Based on average trading prices at December 31, 2008 and 2007, the estimated fair value of the Company’s Original Notes at December 31, 2008 and 2007 was $0.2 million and $267.3 million, respectively, compared to the Company’s carrying value of $0.5 million and $330.0 million, respectively. The estimated fair value of the Company’s Amended Notes at December 31, 2008 was $23.8 million compared to the Company’s carrying value of $48.6 million.

Other Long-Term Liabilities: The terms of the Company’s other long-term liabilities approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

17. Related Party Transactions

The Company reimburses FL&Co. and its affiliates for expenses paid on the Company’s behalf and receives reimbursements from FL&Co. for expenses paid by the Company on its behalf, including travel and related expenses, and office and other miscellaneous expenses. During the years ended December 31, 2008, 2007 and 2006, the Company reimbursed FL&Co. and its affiliates a net amount of approximately $1.6 million, $1.7 million, and $1.9 million, respectively. FL&Co. also provided use of office space to certain of the Company’s executive officers and employees at no cost through April 2007, at which time the Company entered into a lease for office space with a third party.

FL Aviation Corp., an affiliate of FL&Co., operates and maintains the Company’s corporate aircraft at cost. In connection therewith, the Company reimburses all costs incurred by FL Aviation Corp. in operating the aircraft, and amounts related to these reimbursements are included in the annual amounts above.

18. Reportable Segments

With the closing of the Merger as discussed at Note 1, the Company now operates two reportable segments, Radio Markets and Radio Network, as there is discrete financial information available for each segment and the segment operating results are reviewed by the chief operating decision maker. The Radio Markets’ revenue is primarily derived from the sale of broadcasting time to local, regional and national advertisers. Revenue for the Radio Network is generated primarily through national advertising. The Company presents segment operating income (“SOI”), which is not calculated according to accounting principles generally accepted in the United States of America, as the primary measure of profit and loss for its operating segments in accordance with SFAS No. 131. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, stock-based compensation, corporate general and administrative expenses, non-cash charge related to contract obligations, asset impairment and disposal charges and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The Company has previously presented segment operating income before depreciation and amortization (“Segment OIBDA”), which was not calculated according to accounting principles generally accepted in the United States of America, as a primary measure of profit and loss for its operating segments. However, because of the significance and variability of asset impairment and disposal charges and other non-cash amounts that were reflected in Segment OIBDA, use of this measure by Company management has become less relevant and therefore, management utilizes SOI as the primary measure of profit or loss for its operating segments.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net revenue:
Radio Markets	$688,815	$615,056	$432,930
Radio Network	181,798	109,132	—

Segment revenue	$870,613	$724,188	$432,930

Intersegment revenue:
Radio Markets	$(7,492)	$(4,431)	$—
Radio Network	—	—	—

Total intersegment revenue	$(7,492)	$(4,431)	$—

Net revenue	$863,121	$719,757	$432,930

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
SOI:
Radio Markets	$261,405	$257,101	$190,281
Radio Network	28,539	19,760	—
Asset impairment and disposal charges	(1,208,208)	(844,976)	(174,049)
ABC Radio—unallocated asset impairment	—	(767,467)	—
Non-cash amounts related to contractual obligations	(21,440)	—	—
Corporate general and administrative	(32,049)	(44,642)	(30,287)
Local marketing agreement fees	(1,334)	(1,326)	(1,268)
Stock-based compensation expense	(7,354)	(7,442)	(4,179)
Depreciation and amortization	(45,264)	(30,678)	(16,740)
Other, net	1,688	3,900	1,026

Total operating loss	(1,024,017)	(1,415,770)	(35,216)

Interest expense, net	211,818	100,741	32,911
Gain on extinguishment of debt	(114,736)	—	—
Write-off of deferred financing costs and debt discount upon extinguishment of debt	11,399	555	—

Loss before income taxes	(1,132,498)	(1,517,066)	(68,127)

Income tax benefit	(162,679)	(231,830)	(20,113)

Net loss	$(969,819)	$(1,285,236)	$(48,014)

Asset impairment and disposal charges:
Radio Markets	$1,188,338	$844,976	$174,049
Radio Network	19,870	—	—
ABC Radio—unallocated asset impairment	—	767,467	—

Total asset impairment and disposal charges	$1,208,208	$1,612,443	$174,049

Non-cash amounts related to contractual obligations
Radio Markets	$21,440	$—	$—
Radio Network	—	—	—

Total non-cash amounts related to contractual obligations	$21,440	$—	$—

Segment local marketing agreement fees:
Radio Markets	$1,334	$1,326	$1,268
Radio Network	—	—	—

Total segment local marketing agreement fees	$1,334	$1,326	$1,268

Segment stock-based compensation expense:
Radio Markets	$5,170	$5,713	$4,179
Radio Network	2,184	1,729	—

Total segment stock-based compensation expense	$7,354	$7,442	$4,179

Segment depreciation and amortization:
Radio Markets	$25,719	$24,518	$16,740
Radio Network	19,545	6,160	—

Total segment depreciation and amortization	$45,264	$30,678	$16,740

	December 31,
	2008	2007
	(in thousands)
Identifiable assets:
Radio Markets, exclusive of goodwill shown separately below	$2,017,092	$2,072,824
Goodwill	193,100	948,920

Total Radio Markets identifiable assets	$2,210,192	$3,021,744

Radio Network, exclusive of goodwill shown separately below	$135,867	$90,823
Goodwill	60,485	—

Total Radio Network identifiable assets	$196,352	$90,823

Corporate and other, exclusive of unallocated goodwill shown separately below	$26,426	$96,787
Unallocated goodwill	—	634,081

Total Corporate and other identifiable assets	$26,426	$730,868

Total assets	$2,432,970	$3,843,435

19. Commitments and Contingencies

As described at Note 1, on June 12, 2007, the Company completed the Merger. Pursuant to and subject to the terms and conditions contained in the ABC Radio Merger Agreement, the Company combined its business with the ABC Radio Business, which includes 22 radio stations and the Radio Network. Immediately prior to the Merger on June 12, 2007, TWDC distributed ownership of ABC Radio to TWDC’s stockholders in the Spin-Off transaction.

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

Litigation

The Company is involved in certain claims and lawsuits arising in the ordinary course of its business. The Company believes that such litigation and claims will be resolved without a material adverse impact on its results of operations, cash flows or financial condition.

The Company had been involved in litigation in the Supreme Court for the State of New York with certain of the holders of the Original Notes regarding allegations of events of default having arisen from the ABC Radio Merger Agreement and from other agreements relating to the Merger and the actions contemplated therein. This litigation was dismissed on April 10, 2008.

Lease Commitments

The Company leases certain studio buildings, tower sites, transmitters and equipment, vehicles and office equipment. The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008:

Year Ended	Commitments	Sublease Rentals	Net Lease Commitments
	(in thousands)
2009	$24,699	$(305)	$24,394
2010	24,841	(252)	24,589
2011	22,141	(200)	21,941
2012	19,735	(132)	19,603
2013	16,798	(121)	16,677
Thereafter	39,108	(357)	38,751

	$147,322	$(1,367)	$145,955

Total rental expense was approximately $20.8 million, $12.6 million, and $7.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Contractual Commitments

The Company has entered into binding contracts in the normal course of business related to sports broadcasting, employment of personnel, and other goods and services utilized in our operations.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan for all employees who are at least 21 years of age and, if full time, have completed 60 days of service, or, if part time, have worked at least 1,000 hours. Under the 401(k) plan, eligible employees can contribute up to 20% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Code. Participants vest immediately in their contributions, and participants’ rights to amounts contributed by the Company vest on a graded schedule over a five-year period. Each year, for participants who have completed one year of service, the Company may, at the discretion of the board of directors, contribute a matching contribution in an amount equal to a discretionary percentage of each participants’ elective deferral. The Company may also make discretionary contributions as approved by the board of directors. For the years ended 2007 and 2006, the Company made matching contributions to the 401(k) plan of approximately $1.1 million and $0.7 million, respectively. For the year ended December 31, 2008, no matching contributions were made by the Company.

20. Quarterly Financial Data (unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2008: (a)
Net revenue	$205,814	$229,186	$213,890	$214,231
Operating income (loss) (b)	17,620	(299,517)	45,211	(787,331)
Net (loss) income	(8,273)	(251,550)	27,986	(737,982)
Basic net (loss) income per common share	$(0.03)	$(0.96)	$0.11	$(2.81)

Diluted net (loss) income per common share	$(0.03)	$(0.96)	$0.11	$(2.81)

Weighted average common shares outstanding—Basic	262,615	262,799	262,823	263,009

Weighted average common shares outstanding—Diluted	262,615	262,799	262,823	263,009

2007: (a)
Net revenue	$92,920	$141,157	$240,207	$245,473
Operating income (loss) (b)	25,574	29,938	(427,432)	(1,043,850)
Net income (loss)	6,762	3,793	(447,753)	(848,038)
Basic net income (loss) per common share	$0.06	$0.03	$(1.71)	$(3.24)

Diluted net income (loss) per common share	$0.06	$0.03	$(1.71)	$(3.24)

Weighted average common shares outstanding—Basic	110,489	141,442	261,458	261,707

Weighted average common shares outstanding—Diluted	124,359	142,486	261,458	261,707

(a)	The selected consolidated historical financial data includes the operating results of the ABC Radio Business subsequent to the closing date of June 12, 2007.

(b)	In accordance with SFAS No. 142, the Company conducted interim impairment tests during 2008 in addition to its annual impairment test as of October 1, 2008. The Company also tested long-lived assets for impairment in accordance with SFAS No. 144. As a result, the Company recorded non-cash impairment and disposal charges on a pre-tax basis of $364.4 million, $7.3 million and $836.5 million during the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008, respectively. The Company conducted interim impairment tests during 2007 in addition to its annual impairment test as of October 1, 2007. As a result, the Company recorded non-cash impairment charges on a pre-tax basis of $13.5 million, $495.8 million and $1,103.1 million during the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors.

Based on their evaluation as of December 31, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Citadel Broadcasting Corporation

Las Vegas, Nevada

We have audited the internal control over financial reporting of Citadel Broadcasting Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 30, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/ Deloitte & Touche LLP Los Angeles, California March 30, 2009

ITEM 9B.	OTHER INFORMATION

On March 26, 2009, Citadel Broadcasting Corporation (the “Company”) entered into the Fourth Amendment to the Credit Agreement, dated as of June 12, 2007 (the “Senior Credit and Term Facility”), as amended or otherwise modified prior to the date hereof, among the Company, the several lenders from time to time parties thereto, the syndication agents and document agents party thereto and JPMorgan Chase Bank N.A., as administrative agent for the lenders (the “Fourth Amendment”).

The following is a summary of the material terms and provisions of the Fourth Amendment. This summary is qualified in its entirety by reference to the complete text of the Fourth Amendment, which is filed as Exhibit 10.12 to this Annual Report on Form 10-K. We encourage you to read the Fourth Amendment, all prior amendments and the Senior Credit and Term Facility in their entirety.

The Fourth Amendment suspends for the remainder of 2009 the requirement that the Company comply with the financial condition covenant set forth in Section 13.1 of the Senior Credit and Term Facility. The Fourth Amendment also imposes certain new monthly financial covenants for 2009, including minimum EBITDA and consolidated liquidity tests that commence on April 30, 2009. As set forth in the Fourth Amendment, for the quarter ended March 31, 2010, the Company will be required to comply with the financial condition covenant set forth in Section 13.1 of the Senior Credit and Term Facility, which is a consolidated total leverage ratio test, at a rate of 7.75 to 1.0, which reduces to 7.25 to 1.0 on June 30, 2010 and further reduces to 6.75 to 1.0 on December 31, 2010. Commencing on April 30, 2009, the Company will have to establish that it has (i) consolidated EBITDA, as defined in the Fourth Amendment, cumulative from January 1, 2009 of $21,000,000, which monthly minimum amount increases until reaching $150,000,000 as of December 31, 2009, and (ii) consolidated liquidity, as defined in the Fourth Amendment, of $15,000,000, which minimum amount increases until reaching $25,000,000 for each month from October 2009 through December 2009.

Further, the Fourth Amendment requires the Company (i) to have at least $150,000,000 of available cash as of January 15, 2010 and (ii) to amend the outstanding convertible subordinated notes by January 15, 2010 to provide for, among other things, a suspension of cash payments and an extension of the maturity to a date no sooner than September 30, 2014.

The Fourth Amendment requires that the Company transfer certain excess cash from its accounts into a designated account, which excess cash will serve as collateral for the Company’s obligations under the Senior Credit and Term Facility. More specifically, if the Company has cash and cash equivalents in excess of $30,000,000 on the last day of the month (or such other days in a month that the administrative agent may designate), then the Company must transfer such excess funds into the designated cash collateral account for the benefit of the administrative agent and the lenders. The Company will not have use of or access to funds in the cash collateral account, except with the consent of certain of the lenders. In the event that the funds held in the cash collateral account exceed $50,000,000, then such excess amounts transferred into the cash collateral account will be applied to prepay ratably amounts owing under the terms loans, and the revolving credit facility.

Also under the Fourth Amendment, the total revolving credit commitments will be reduced from $150,000,000 to $140,000,000. Any payments toward outstanding amounts under the revolving credit facility that reduce the outstanding principal amount below $125,000,000 will reduce the total revolving credit commitment dollar for dollar, so that $15,000,000 of availability is maintained thereunder.

Pursuant to the Fourth Amendment, the Company has pledged all of its cash to the lenders as security for obligations under the Senior Credit and Term Facility. In connection with that pledge, the Company has 30 days from the date of the Fourth Amendment to enter into account control agreements with financial institutions holding at least 90 percent of the Company’s cash in deposit or other accounts.

The definition of applicable margin, which is the marginal amount of interest added to outstanding loans under the Senior Credit and Term Facility, has been modified to eliminate a pricing grid and to provide that the marginal rate for each revolving credit loan and swing line loan is 1.50% per annum if the base interest rate of the loan is a Eurodollar rate and 0.50% per annum if the base rate of the loan is the ABR, or rate keyed to the prime rate. The definition was further modified to provide that the applicable margin for (i) Tranche A Term Loans is 1.50% per annum if the base interest rate of the loan is a Eurodollar rate and 0.50% per annum if the base rate of the loan is the ABR rate and (ii) Tranche B Term Loans is 1.75% per annum if the base interest rate of the loan is a Eurodollar rate and 0.75% per annum if the base rate of the loan is the ABR rate.

Effective as of the date of the Fourth Amendment, the revolving loans and Tranche A Term Loans will incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans will incur a rate of 4.25% per annum. On each interest payment date, this additional interest will increase the principal amount of the related debt and will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable.

The Fourth Amendment further modifies the Senior Credit and Term Facility by, among other things, (i) increasing reporting requirements and establishing monthly reporting requirements and (ii) increasing restrictions in negative covenants, including with respect to management of stations, indebtedness, liens, asset sales and dividends.

In connection with the Fourth Amendment, the Company paid certain fees and expenses of the lenders and agents.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, senior financial management and all other employees. Our Code of Business Conduct and Ethics can be found on our website located at www.citadelbroadcasting.com. Each of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee has a committee charter as required by the rules of the New York Stock Exchange (“NYSE”), and each charter can be found on our website.

On June 18, 2008, our chief executive officer submitted to the New York Stock Exchange the “CEO Certification” required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. The NYSE also requires our Board of Directors to establish certain Corporate Governance Guidelines, which can be found on our website located at www.citadelbroadcasting.com. Although the Company is no longer required to comply with the corporate governance rules of the NYSE, the Company intends to continue to follow its current corporate governance policies.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents incorporated by reference or filed with this report:

(1)	Audited consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006.

(2)	Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

No.	Description

2.1	Agreement and Plan of Merger, dated as of January 15, 2001, by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1
(No. 333-89844)).

2.2	Letter Agreement, dated January 15, 2001, by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.3	Amendment No. 1, dated March 13, 2001, to Merger Agreement dated as of January 15, 2001, by and among the Registrant, Citadel Communications Corporation and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-1 (No. 333-89844)).

2.4	Letter Agreement, dated March 22, 2001, by and among Citadel Communications Corporation, the Registrant and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.5	Agreement and Plan of Merger, dated as of February 6, 2006, by and among Citadel Broadcasting Corporation, Alphabet Acquisition Corp., The Walt Disney Company and ABC Chicago FM Radio, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2006).

2.6	Amendment No. 1 to the Agreement and Plan of Merger, dated November 19, 2006, by and among the Citadel Broadcasting Corporation, Alphabet Acquisition Corp., The Walt Disney Company and ABC Radio Holdings, Inc. f/k/a ABC Chicago FM Radio Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006).

2.7	Separation Agreement, dated as of February 6, 2006, by and between The Walt Disney Company and ABC Chicago FM Radio, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2006).

2.8	Amendment No. 1 to the Separation Agreement, dated November 19, 2006, by and between The Walt Disney Company and ABC Radio Holdings, Inc. f/k/a ABC Chicago FM Radio, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006).

2.9	Tax Sharing and Indemnification Agreement, dated June 12, 2007, by and among Citadel Broadcasting Corporation, ABC Radio Holdings, Inc., f/k/a ABC Chicago FM Radio, Inc., and The Walt Disney Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007).

3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

No.	Description

3.2	Form of Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1(No. 333-89844)).

3.3	Certificate of Merger filed with the Secretary of State of the State of Delaware on June 12, 2007 (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

4.2	Indenture, dated as of February 18, 2004, between Registrant and the Bank of New York, as trustee, in respect of Registrant’s 1.875% Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report for the year ended December 31, 2003 on Form 10-K).

4.3	First Supplemental Indenture, dated as of March 19, 2008, by and between the Registrant and the Wilmington Trust Company, as successor trustee, in respect of the Registrant’s 1.875% Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2008).

4.4	Indenture, dated as of June 11, 2008, between the Registrant and Wilmington Trust Company, as trustee, in respect of the Registrant’s Amended and Restated Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K with the SEC on June 12, 2008).

10.1	The Registrant’s Amended and Restated 2002 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2007).

10.2	The Registrant’s Form of Restricted Stock Agreement under the Amended and Restated 2002 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarterly period ended June 30, 2006 on Form 10-Q).

10.3	The Registrant’s Form of Performance Share Agreement under the Amended and Restated 2002 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarterly period ended March 31, 2006 on Form 10-Q).

10.4	Registration Rights Agreement, dated June 26, 2001, among the Registrant, Citadel Communications Corporation, Citadel Broadcasting Company, Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Lawrence R. Wilson and Rio Bravo Enterprise Associates, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.5	Registration Rights Agreement, dated as of February 18, 2004, between the Registrant and the initial purchasers of the Registrant’s 1.875% Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s annual report for the year ended December 31, 2003 on Form 10-K).

10.6	Aircraft Management Agreement, dated October 1, 2002, as amended by Amendment No. 1 dated February 27, 2003, between the Registrant and FL Aviation Corp. (FL) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-112270)).

10.7	Citadel Broadcasting Corporation Senior Executive Annual Bonus Plan, as adopted May 22, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2007).

No.	Description

10.8	Credit Agreement, dated June 12, 2007, among Citadel Broadcasting Corporation, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Deutsche Bank Trust Company Americas as Syndication Agents, and Credit Suisse, Cayman Islands Branch and Wachovia Bank, National Association as Documentation Agents (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007).

10.9	First Amendment and Waiver, dated March 13, 2008, to the Credit Agreement, dated as of June 12, 2007, among the Registrant, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Deutsche Bank Trust Company Americas as Syndication Agents, and Credit Suisse, Cayman Islands Branch and Wachovia Bank, National Association as Document Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2008).

10.10	Second Amendment and Waiver, dated May 30, 2008, to the Credit Agreement, dated as of June 12, 2007, as amended by the First Amendment and Waiver dated March 13, 2008, among the Registrant, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Deutsche Bank Trust Company Americas as Syndication Agents, and Credit Suisse, Cayman Islands Branch and Wachovia Bank, National Association as Document Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2008).

10.11	Third Amendment and Waiver, dated November 26, 2008, to the Credit Agreement, dated as of June 12, 2007, as amended by the First Amendment and Waiver dated March 13, 2008 and the Second Amendment and Waiver dated May 30, 2008, among the Registrant, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Deutsche Bank Trust Company Americas as Syndication Agents, and Credit Suisse, Cayman Islands Branch and Wachovia Bank, National Association as Document Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2008).

10.12	Fourth Amendment, dated as of March 26, 2009, to the Credit Agreement, dated as of June 12, 2007 (as amended or otherwise modified prior to the date hereof), among the Registrant, the several lenders from time to time parties thereto, the Syndication Agents and Documentation Agents party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the lenders.

10.13	Amended Form of Stock Option Agreement under the Amended and Restated 2002 Stock Option and Award Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report for the year ended December 31, 2007 on Form 10-K).

10.14	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.15	Indemnification Agreement, dated as of April 10, 2006, by and among Citadel Broadcasting Corporation, Citadel Broadcasting Company and Wayne T. Smith (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2006).

10.16	Indemnification Agreement, dated as of February 28, 2007, by and between Citadel Broadcasting Corporation, Citadel Broadcasting Company and Michael J. Regan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.17	Letter, dated February 15, 2002, from Theodore J. Forstmann to Farid Suleman setting forth the terms of Mr. Suleman’s employment as chief executive officer of the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.18	Letter, dated July 17, 2003, from the Registrant to Farid Suleman clarifying certain terms of Mr. Suleman’s employment (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

No.	Description

10.19	Agreement with respect to the 2002 Stock Option Agreement, dated as of March 16, 2006, by and between the Registrant and Farid Suleman (incorporated by reference to the form of such agreement attached as Appendix C of the Registrant’s Proxy Statement included in the Registrant’s Definitive Schedule 14A filed with the SEC on April 17, 2006).

10.20	Memorandum, dated November 6, 2006, between the Registrant and Randy L. Taylor (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report for the quarterly period ended September 30, 2006 on Form 10-Q).

10.21	Employment Agreement, dated May 26, 2006, by and between Citadel Broadcasting Corporation and Robert G. Freedline (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2006).

10.22	Compensation Agreement for Jacquelyn J. Orr, General Counsel, Vice President and Secretary, dated August 11, 2008, by and between Citadel Broadcasting Corporation and Jacquelyn J. Orr (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2008).

10.23	Summary of Independent Director Compensation Arrangement, dated May 24, 2006 (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2006).

10.24	ABC News Production/Distribution Agreement, dated June 12, 2007, by and between American Broadcasting Companies, Inc. and Radio Networks, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007).

10.25	Indemnification Agreement, dated as of November 30, 2007, by and among Citadel Broadcasting Corporation, Citadel Broadcasting Company and Thomas Reifenheiser (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2007).

10.26	Letter Agreement, dated August 29, 2006, between Citadel Broadcasting Company and Randy L. Taylor (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarterly period ended September 30, 2006 on Form 10-Q).

10.27	Settlement Agreement, dated as of March 19, 2008, by and among Citadel Broadcasting Corporation, Wilmington Trust Company, as successor trustee and certain individual holders of Citadel Broadcasting Corporation’s 1.875% convertible subordinated notes due 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2008).

21.1	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signature	Title	Date

/s/ FARID SULEMAN Farid Suleman	Chief Executive Officer and Chairman (principal executive officer)	March 31, 2009

/s/ RANDY L. TAYLOR Randy L. Taylor	Senior Vice President—Finance and Chief Financial Officer (principal financial and accounting officer)	March 31, 2009

/s/ J. ANTHONY FORSTMANN J. Anthony Forstmann	Director	March 31, 2009

/s/ THEODORE J. FORSTMANN Theodore J. Forstmann	Director	March 31, 2009

/s/ MICHAEL A. MILES Michael A. Miles	Director	March 31, 2009

/s/ MICHAEL J. REGAN Michael J. Regan	Director	March 31, 2009

/s/ THOMAS REIFENHEISER Thomas Reifenheiser	Director	March 31, 2009

/s/ HERBERT J. SIEGEL Herbert J. Siegel	Director	March 31, 2009

/s/ WAYNE T. SMITH Wayne T. Smith	Director	March 31, 2009