Form 10-Q
period 2009-03-31
CITADEL BROADCASTING CORP
filed 2009-05-08
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, there were 266,039,584 shares of common stock, $0.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

March 31, 2009

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

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “should,” “will,” and similar expressions, whether in the negative or the affirmative. All statements other than the statements of historical fact are “forward-looking statements” for the purposes of federal and state securities laws, including, without limitation, any projections on pro forma statements of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations, including any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements regarding the financing of the Company’s operations or the Company’s ability to service its indebtedness or comply with the covenants applicable to its indebtedness; any statements of belief; and any assumptions underlying any of the foregoing. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties, and other factors, some of which are beyond our control, which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the United States of America; changes in the financial markets; fluctuations in interest rates; changes in market conditions that could impair the Company’s goodwill or intangible assets; changes in industry conditions and operations; changes in governmental regulations; changes in policies or actions or in regulatory bodies; changes in uncertain tax positions and tax rates; changes in dividend policy; changes in capital expenditure requirements; the ability of the Company to continue to utilize or comply with its current credit facility or to access alternate financing sources; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

All forward-looking statements in this report are qualified by these cautionary statements. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$25,357	$18,634
Accounts receivable, net	129,618	170,801
Prepaid expenses and other current assets (including deferred income tax assets of $1,073 as of March 31, 2009 and December 31, 2008)	13,239	15,754

Total current assets	168,214	205,189

Long-term assets:
Property and equipment, net	206,100	208,618
FCC licenses	1,370,904	1,370,904
Goodwill	492,799	492,799
Customer and affiliate relationships, net	92,277	98,499
Other assets, net	67,210	56,961

Total assets	$2,397,504	$2,432,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$71,775	$99,048
Interest rate swap	77,358	—
Senior debt	2,011,650	—
Convertible subordinated notes (net of discount of $580)	47,731	—

Total current liabilities	2,208,514	99,048

Long-term liabilities:
Long-term senior debt	—	2,010,681
Long-term convertible subordinated notes (net of discount of $670)	—	48,360
Other long-term liabilities, less current portion	64,959	147,381
Deferred income tax liabilities	426,570	426,448

Total liabilities	2,700,043	2,731,918

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at March 31, 2009 and December 31, 2008; no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $.01 par value – authorized, 500,000,000 shares at March 31, 2009 and December 31, 2008; issued, 298,238,763 and 297,574,072 shares at March 31, 2009 and December 31, 2008, respectively; outstanding, 270,042,568 and 269,722,899 shares at March 31, 2009 and December 31, 2008, respectively	2,982	2,976
Additional paid-in capital	2,438,298	2,436,525
Treasury stock, at cost, 28,196,195 and 27,851,173 shares at March 31, 2009 and December 31, 2008, respectively	(344,362)	(344,297)
Accumulated deficit	(2,399,457)	(2,394,152)

Total stockholders’ deficit	(302,539)	(298,948)

Total liabilities and stockholders’ deficit	$2,397,504	$2,432,970

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenue	$158,891	$205,814

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	79,880	86,904
Selling, general and administrative	48,628	58,195
Corporate general and administrative	5,614	10,748
Local marketing agreement fees	263	330
Depreciation and amortization	10,260	9,787
Non-cash amounts related to contractual obligations	—	22,245
Other, net	7	(15)

Operating expenses	144,652	188,194

Operating income	14,239	17,620

Interest expense, net	18,888	37,110
Gain on extinguishment of debt	(428)	(21,400)
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	777	1,514

(Loss) income before income taxes	(4,998)	396

Income tax expense	307	8,669

Net loss	$(5,305)	$(8,273)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding - basic and diluted:	263,630	262,615

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,305)	$(8,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,260	9,787
Non-cash amounts related to contract obligations	—	22,245
Gain on extinguishment of debt	(428)	(21,400)
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	160	1,514
Non-cash debt-related amounts and facility fees	2,215	1,715
Fair value of swap liability	(4,997)	—
Provision for bad debts	1,433	1,180
Loss (gain) on sale of assets	21	(13)
Deferred income taxes	123	8,380
Stock-based compensation expense	1,781	4,106
Changes in operating assets and liabilities
Accounts receivable	39,907	36,526
Prepaid expenses and other current assets	3,127	(4,130)
Accounts payable, accrued liabilities and other obligations	(27,883)	(27,978)

Net cash provided by operating activities	20,414	23,659

Cash flows from investing activities:
Capital expenditures	(1,233)	(2,251)
Proceeds from sale of assets	9	13
Other assets, net	—	60

Net cash used in investing activities	(1,224)	(2,178)

Cash flows from financing activities:
Payments for early extinguishment of debt, including related fees	(292)	(91,810)
Debt issuance costs	(11,477)	(256)
Other debt-related expenses	(617)	—
Purchase of shares held in treasury	(65)	(1,197)
Principal payments on other long-term obligations	(16)	(32)

Net cash used in financing activities	(12,467)	(93,295)

Net increase (decrease) in cash and cash equivalents	6,723	(71,814)
Cash and cash equivalents, beginning of period	18,634	200,321

Cash and cash equivalents, end of period	$25,357	$128,507

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

Supplemental schedule of cash flow information

	Three Months Ended March 31,
	2009	2008
Supplemental schedule of cash flow information

Cash Payments:
Interest	$24,462	$36,570
Income taxes	1,258	537
Barter Transactions:
Barter revenue - included in net revenue	3,699	3,987
Barter expenses - included in cost of revenue and selling, general and administrative expense	4,940	3,844
Other Non-Cash Transactions:
Accrual of capital expenditures and FCC license upgrades	541	410
FIN 48 liability	5	—
Change in fair value of contingent interest derivative	1,045	—
Derivative related to contingent interest rate features	—	5,074
Change in fair value of interest rate swap liability, net of tax	—	20,618

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

Also, on June 12, 2007, to effectuate the Merger, the Company entered into a new credit agreement with several lenders to provide debt financing to the Company in connection with the payment of a special distribution on June 12, 2007 immediately prior to the closing of the Merger in the amount of $2.4631 per share to all pre-merger holders of record of Company common stock as of June 8, 2007 (the “Special Distribution”), the refinancing of Citadel Broadcasting’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the Merger. This senior credit and term agreement provided for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013 (“Tranche A Term Loans”), and $1,535 million term loans maturing in June 2014 (“Tranche B Term Loans”) (collectively, the “Senior Credit and Term Facility”). The Senior Credit and Term Facility contains certain financial and nonfinancial covenants.

The expected continuing decline in radio revenues in the first half of 2009 and the projected decline in operating profits created uncertainty regarding the Company’s ability to continue to comply with its debt covenants through 2009. As a result, on March 26, 2009, the Company entered into the Fourth Amendment to the Senior Credit and Term Facility, dated as of June 12, 2007, as previously amended, among the Company and several lenders (the “Fourth Amendment”). The Fourth Amendment modifies various terms of the Senior Credit and Term Facility, including suspending certain financial covenants through 2009 while imposing new monthly covenants for 2009. As a result of the Fourth Amendment, the Company has also classified its debt as current. See further description of the terms of the Fourth Amendment at Note 5.

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

Description of Business

Subsidiaries of the Company own and operate radio stations and hold Federal Communications Commission (“FCC”) licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition to owning and operating radio stations, ABC Radio also owns and operates Citadel Media, which was formerly identified as ABC Radio Network, (the “Radio Network”), which produces and distributes a variety of radio programming and formats and syndicates across approximately 4,400 station affiliates and 8,500 program affiliations, and is a separate reportable segment as defined by SFAS No. 131.

Principles of Consolidation and Presentation

The accompanying consolidated condensed financial statements of the Company include Citadel Broadcasting Corporation, Citadel Broadcasting, ABC Radio and their consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Receivables	$137,524	$179,414
Allowance for estimated uncollectible accounts	(7,906)	(8,613)

Accounts receivable, net	$129,618	$170,801

Derivative Instruments and Hedging Activities

The Company has valued its obligation to settle dividends in cash upon the conversion of its convertible subordinated notes, if any, in accordance with Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 6, the convertible subordinated notes, after being tendered and exchanged for new notes with amended terms, contain contingent interest rate features that are required to be accounted for as a derivative in accordance with SFAS No. 133. The Company measures the estimated fair value of these derivative financial instruments as of each reporting date, and any increase or decrease in fair value of the derivative liabilities is recognized immediately in earnings as adjustments to interest expense.

The Company is exposed to fluctuations in interest rates, primarily attributable to borrowings under its Senior Credit and Term facility (see Note 5). The Company actively monitors these fluctuations and from time to time may enter into derivative instruments to mitigate the variability of interest payments in accordance with its risk management strategy. The Company accounts for interest rate swap arrangements in accordance with SFAS No. 133. The accounting for changes in the fair values of such derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. If it is determined that a derivative ceases to be a highly effective hedge or if the hedged transaction becomes probable of not occurring, hedge accounting is discontinued and some or all of the amounts recorded in other comprehensive income (loss) is immediately reclassified into net income (loss). The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense (see Note 7 for further discussion).

Debt Issuance Costs and Debt Discount

The costs related to the issuance of debt are generally capitalized as other assets and amortized to interest expense using the effective interest rate method over the term of the related debt. The discounts recorded as reductions to the convertible subordinated notes are also amortized to interest expense over the contractual term of the notes. The balances of debt issuance costs and discounts are adjusted to interest expense in relation to the pay down or repurchase of the underlying debt.

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

In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company adopted the provisions of SFAS No. 157 in 2008 as they relate to certain other items, including those within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and financial and nonfinancial derivatives within the scope of SFAS No. 133. In the first quarter of 2009, the Company adopted the provisions of SFAS No. 157 for nonfinancial assets and liabilities, including those measured at fair value in impairment testing and those initially measured at fair value in a business combination, and this adoption did not have a material impact on the Company’s consolidated financial condition or results of operations. SFAS No. 157 requires, among other things, enhanced disclosures about investments that are measured and reported at fair value and establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

The Company’s financial assets are measured at fair value on a recurring basis. See further discussion regarding the valuation of the derivatives and the interest rate swap at Notes 6 and 7, respectively. Financial liabilities measured at fair value on a recurring basis as of March 31, 2009 were as follows:

	Carrying Amount	Total Fair Value	Significant Unobservable Inputs (level 3)
	(in thousands)
Financial Liabilities:
Contingent interest derivative	$725	$725	$725
Interest rate swap	77,358	77,358	77,358

Total liabilities	$78,083	$78,083	$78,083

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2009:

	January 1, 2009	Net realized/ unrealized gains included in earnings (a)	March 31, 2009
	(in thousands)
Financial Liabilities:
Contingent interest derivative	$1,770	$(1,045)	$725
Interest rate swap	82,355	(4,997)	77,358

Total liabilities	$84,125	$(6,042)	$78,083

(a)	Earnings impact is included in the interest expense, net caption of the accompanying consolidated condensed statements of operations.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No.160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 was adopted on January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No.161 was adopted on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method. Guidance contained in FSP No. EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. This FSP requires prior period earnings per share data presented to be adjusted retrospectively. The Company adopted this FSP on January 1, 2009, but the adoption did not impact the amount of the Company’s previously-reported earnings per share due to the net loss recorded.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R was adopted by the Company effective January 1, 2009 and will apply prospectively to any business combinations completed after that date. The nature and magnitude of the specific effects of SFAS No. 141R will depend upon the nature, terms and size of any acquisitions that the Company consummates after the effective date.

SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, concerning recognition of a deferred tax asset for the excess of tax deductible goodwill over goodwill for financial reporting and concerning reversals of acquirer’s valuation allowance on its deferred tax assets resulting from a business combination. Under SFAS No. 141R, the recognition of a deferred tax asset for tax deductible goodwill in excess of financial reporting goodwill is no longer prohibited and all deferred tax assets for tax deductible goodwill from business combinations will be recorded as of the acquisition date. For excess tax deductible goodwill from business combinations, goodwill will continue to be adjusted as the tax deductible goodwill (“second component”) is realized on the tax return. Additionally, under SFAS No. 141R, any subsequent changes to the entity’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of the acquisition date of the associated business combination. Such changes will typically be recognized as an adjustment to income tax expense.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly. The provisions of FSP No. SFAS 157-4 will be effective for the Company beginning April 1, 2009. FSP No. SFAS 157-4 provides additional guidance on how to determine the fair value of assets and liabilities under SFAS No. 157. The Company is currently evaluating the potential impact of FSP No. SFAS 157-4 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. SFAS 107-1 and APB 28-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. SFAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. The provisions of FSP No. SFAS 107-1 and APB 28-1 will be effective for the Company beginning April 1, 2009. The Company is currently evaluating the potential impact of FSP No. SFAS 107-1 and APB 28-1 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments. FSP No. SFAS 115-2 and SFAS 124-2 incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The provisions of FSP No. SFAS 115-2 and SFAS 124-2 will be effective for the Company beginning April 1, 2009. The Company is currently evaluating the potential impact of FSP No. SFAS 115-2 and SFAS 124-2 on the Company’s consolidated financial statements.

2.	INTANGIBLE ASSETS

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

The Company determines the fair value of goodwill using primarily a market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The Company believes a market approach reflects the best estimate of the fair value of an entire reporting unit as radio markets are generally sold within the industry based on a multiple of EBITDA (earnings before interest, taxes and depreciation and amortization). Therefore, the Company utilizes EBITDA specific to the geographic market and applies a multiple based on recent transactions or a multiple derived from public radio company information to estimate the value of the reporting unit. The Company considered the cost approach to be inapplicable as this approach does not capture going concern value of the business. If the carrying amount of the goodwill is greater than the estimated fair value of the goodwill of the respective reporting unit, the carrying amount of goodwill of that reporting unit is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

The Company evaluates the fair value of its FCC licenses at the unit of account level, as defined by EITF 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, and has determined the unit of account to be the geographic market level. The Company’s lowest level of identifiable cash flow is the geographic market level. For purposes of testing the carrying value of the Company’s FCC licenses for impairment, the fair value of FCC licenses for each geographic market contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) forecasted revenue growth rates for each radio geographic market; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a geographic market basis are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a geographic market basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given geographic market, the carrying amount of the FCC license in that geographic market is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

As more fully set forth in “Critical Accounting Policies” in Item 7 in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, FCC licenses and goodwill represent a substantial portion of the Company’s total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the Radio Markets and Radio Network and other assumptions, including, but not limited to, forecasted revenue growth rates, market share, profit margins and a risk-adjusted discount rate.

The Company’s annual impairment testing date is October 1st of each year and, therefore, the Company performs its annual impairment analysis in the fourth quarter and, if necessary, performs interim impairment analyses. During the year ended December 31, 2008, the Company recognized non-cash impairment charges of $1,197.4 million, which were comprised of $824.4 million and $373.0 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values. The material assumptions utilized in the Company’s analyses in 2008 included overall future market revenue growth rates for the residual year of approximately 2.5% at June 30, 2008 and 2.0% at December 31, 2008, weighted average cost of capital of 9% at June 30, 2008 and 10.0% at December 31, 2008 and estimated EBITDA multiples of between 8.6 times and 9.4 times at June 30, 2008 and 7.0 times at December 31, 2008.

If the material assumptions utilized are less favorable than those projected by us or if market conditions and operational performance of the Company’s reporting units were to continue to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations. As of March 31, 2009, the Company concluded that there had been no conditions or events that would require an interim asset impairment analysis.

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. During the year ended December 31, 2008, the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required the Company to transfer one of its existing stations in its Salt Lake City market into a divestiture trust (together with Last Bastion, the “Divestiture Trusts”). The Company recognized non-cash impairment and disposal charges of $10.8 million in 2008 in order to write down the FCC licenses of the transferred stations to their estimated fair value since these stations are more likely than not to be disposed. As of March 31, 2009 the Company had nine stations remaining in the Divestiture Trusts. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

The carrying amounts of FCC licenses and goodwill for the three months ended March 31, 2009 remain consistent with the balances at December 31, 2008 at $1,370.9 million and $492.8 million, respectively.

Definite-Lived Intangible Assets

In connection with the Merger, the Company has allocated $82.5 million to customer relationships and $57.9 million to affiliate relationships that are being amortized in relation to the economic benefits of such assets over total estimated useful lives of approximately five to seven years. Approximately $6.2 million and $5.0 million of amortization expense was recognized on these intangible assets during the three months ended March 31, 2009 and 2008, respectively.

Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated condensed balance sheets, and the balances as of March 31, 2009 and December 31, 2008 were $1.6 million and $1.8 million, respectively. The amount of amortization expense for definite-lived intangible assets, excluding the customer and affiliate relationships discussed above, was $0.2 million for each of the quarters ended March 31, 2009 and 2008. The Company estimates the following amount of amortization expense over the next five years related to the total definite-lived intangible assets:

Amortization Expense
(in thousands)
2009	25,476
2010	22,073
2011	19,324
2012	15,083
2013	11,225

$93,181

3.	DISPOSITIONS

During the three months ended March 31, 2008, the Divestiture Trust entered into asset purchase agreements for the sale of two stations for a total purchase price of approximately $1.3 million. The transaction was completed during the second quarter of 2008. There were no dispositions during the three months ended March 31, 2009.

As of March 31, 2009, the Company had nine stations remaining in the Divestiture Trusts.

4.	OTHER LONG-TERM LIABILITIES

In the third quarter of 2004, the Company reached a settlement with its previous national representation firm and entered into a long-term agreement with a new representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with the previous representation firm and entered into a new long-term contract with the Company. In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. As such, the Company recognized the estimated payments to the previous national representation firm of approximately $21.4 million as a non-cash charge related to contract obligations in the year ended December 31, 2008, including $22.2 million during the quarter ended March 31, 2008. The total up-front payment amount related to this contract of approximately $26.4 million, which includes an additional up-front payment received by the Company in connection with entering into the new contract, represents a deferred obligation and is included in other long-term liabilities in the accompanying consolidated condensed balance sheet as of March 31, 2009 and December 31, 2008. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019, and a previous remaining unamortized charge of approximately $11.7 million as of the inception of this new contract is continuing to be amortized over the original term of the contract to which the payment relates.

The Company’s new national representation firm has guaranteed a minimum amount of national sales for the twelve-month period ended March 31, 2009. Based on national sales amounts, the Company determined that the guaranteed minimum amount of national sales for the twelve-month period ended March 31, 2009 was not attained. The present value of the estimated guaranteed amount was recorded as a receivable of approximately $12.9 million, with a corresponding deferred liability. The deferred amount is being amortized over the term of the agreement as a reduction to national commission expense, which is included in cost of revenue.

As part of its finalization of the purchase price allocation for the Merger in the second quarter of 2008, the Company recorded a $13.5 million liability to reflect an acquired programming contract at its estimated fair market value. The balance of the unfavorable contract liability is being amortized as an adjustment to revenue over the remaining life of the contract, which expires in December 2009. As of March 31, 2009, the remaining unamortized unfavorable contract liability is approximately $4.0 million.

5.	SENIOR DEBT

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

The Senior Credit and Term Facility was modified a third time on November 25, 2008, which (i) modified the definition of “Consolidated Total Leverage Ratio” to change the leverage ratio test from a ‘net’ test to a ‘gross’ test, (ii) added a pro-forma test for each revolving credit draw, and (iii) modified the maximum permitted consolidated total leverage ratio so it remained at 8.5 to 1.0 through September 30, 2009, reduced from 8.5 to 1.0 to 8.25 to 1.0 on December 31, 2009, reduced to 7.75 to 1.0 on March 31, 2010, and reduced again to 7.25 to 1.0 on June 30, 2010. In addition, the Company permanently reduced the aggregate revolving credit commitments from $200 million to $150 million.

The Senior Credit and Term Facility was further modified on March 26, 2009 when the Company entered into the Fourth Amendment. The Fourth Amendment waives the consolidated total leverage ratio for 2009 and requires a monthly consolidated EBITDA test, as defined in the Fourth Amendment, and monthly liquidity test. Additionally, the Fourth Amendment eliminated the incremental credit facilities. Absent these modifications, the Company would have been in default under its Senior Credit and Term Facility debt covenants as of March 31, 2009.

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

The Fourth Amendment also added additional covenants for 2010. The Company must have at least $150 million of available cash as of January 15, 2010, and the remaining convertible subordinated notes must be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010.

Based on the current economic and capital markets and the continuing decline in radio revenues, the Company anticipates that it will be difficult for the Company to meet these requirements in 2010, especially those commencing on January 15, 2010. If the Company fails to do so, the Company will be in default under its Senior Credit and Term Facility and would also be in default under the terms of its convertible subordinated notes. Because of the uncertainty relating to the Company’s ability to comply with these covenants, the amounts outstanding under the Senior Credit and Term Facility and the convertible subordinated notes are classified as current liabilities as of March 31, 2009. Should the Company default, its indebtedness may be accelerated, it will likely not be able to satisfy these obligations, and the Company may need to either obtain an additional amendment or waiver from lenders or reorganize its capital structure and debt. As such, the Company is hiring a financial advisor.

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

Finally, the Fourth Amendment places additional restrictions on nonfinancial covenants, which, among other things, and with limited exceptions, prohibit fundamental changes and limit the Company’s ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, make certain restricted payments, enter into sale and leaseback transactions, or make investments, loans and advancements.

The Company was in compliance with its covenants under the Senior Credit and Term Facility as of March 31, 2009 and the Company expects to be in compliance with the modified terms of the Senior Credit and Term Facility through 2009. Management continues to monitor the Company’s compliance with its debt covenants and is taking actions to reduce expenses, improve programming content, enhance revenues and manage its cash flow requirements. Should the Company’s actions not be sufficient to meet the covenants, or if the Company does not generate enough cash to fund its operating expenses and pay its debt service obligations, the Company may be required to negotiate further amendments to its credit agreement or to restructure its debt.

The Company had $52.4 million of debt issuance costs related to the Senior Credit and Term Facility, including $11.5 million incurred in connection with the Fourth Amendment. The Company also incurred approximately $0.6 million in costs paid to third parties in connection with the Fourth Amendment, and these amounts were expensed during the first quarter of 2009 based upon guidance contained in EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. In accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the Company wrote off $0.2 million in debt issuance costs in connection with the modification of the Senior Credit and Term Facility under the Fourth Amendment. During the three months ended March 31, 2009 and 2008, the amortization of these debt issuance costs was $2.2 million and $1.3 million, respectively. Pursuant to the terms of the Senior Credit and Term Facility and the resulting classification as a current liability as of March 31, 2009, the remaining amount of debt issuance costs of $42.9 million as of March 31, 2009 will be amortized over the 9.5 month period through January 15, 2010.

As discussed above, the Senior Credit and Term Facility is classified as a current liability in the accompanying March 31, 2009 consolidated condensed balance sheet. However, pursuant to the stated terms of the credit agreement, principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012	22,500
September 30, 2012, December 31, 2012, March 31, 2013	112,500
June 12, 2013	39,920

Based on the stated terms of the Senior Credit and Term Facility, principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,290.6 million on June 12, 2014.

Based on the stated terms of the Senior Credit and Term Facility, the revolving loans under the Senior Credit and Term Facility are due in full on June 12, 2013. The Fourth Amendment reduced the revolving portion of the Senior Credit and Term Facility from $150 million to $140 million. Additionally, $125 million of the revolving loans may not be reborrowed if the amounts are repaid.

Although the Company has classified its senior debt as a current liability as of March 31, 2009, if payments were to be made according to the stated terms of the Senior Credit and Term Facility, the required aggregate principal payments as of March 31, 2009 would be as follows:

Payment Amount
(in thousands)
2009	$—
2010	56,513
2011	97,850
2012	375,350
2013	191,339
Thereafter	1,290,598

$2,011,650

At the Company’s election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranges from 0.00% to 0.50%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranges from

0.75% to 1.50%, depending on the Company’s leverage ratio. As of the effective date of the Fourth Amendment, at the Company’s election, interest on outstanding principal for the revolving loans and Tranche A Term Loans will accrue at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.50% or (b) the Eurodollar rate plus 1.50%. These interest payments will be due monthly.

For the outstanding principal for Tranche B Term Loans, the Company may elect interest to accrue at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranges from 0.50% to 0.75%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranges from 1.50% to 1.75%, depending on the Company’s leverage ratio. As of the effective date of the Fourth Amendment, at the Company’s election, interest on outstanding principal for the Tranche B Term Loans will accrue at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.75% or (b) the Eurodollar rate plus 1.75%. These interest payments will be due monthly.

As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans will incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans will incur a rate of 4.25% per annum. On each interest payment date, this additional interest will increase the principal amount of the related debt and will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. The payment tables above reflect only the repayment of the facility fee incurred through March 31, 2009.

Below is a table that sets forth the rates and the amounts borrowed under the Company’s Senior Credit and Term Facility as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Tranche A Term Loans	$527,420	2.00 to 2.72%	$527,156	1.97 to 3.40%
Tranche B Term Loans	1,348,161	2.25 to 2.97%	1,347,525	2.20 to 3.65%
Revolving Loans	136,069	2.00%	136,000	3.40%

As of March 31, 2009, the Company had $2.0 million available in revolving loan commitments under the Senior Credit and Term Facility.

The Company’s operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

6.	SUBORDINATED DEBT AND CONVERTIBLE SUBORDINATED NOTES

On February 18, 2004, the Company sold $330.0 million principal amount of convertible subordinated notes. These convertible subordinated notes (the “Original Notes”) are due in February 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these Original Notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the Original Notes, the initial conversion price was adjusted to be $25.16 per share of our common stock, effective immediately after November 30, 2005, as a result of the declared dividend to stockholders of record on November 30, 2005 on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to any subsequent dividends declared, since, in lieu of such adjustment, holders of the Original Notes will be entitled to the dividend amount upon conversion.

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

The Company has valued its obligation to settle dividends in cash upon conversion of its Original Notes, if any, in accordance with EITF 00-19 and SFAS No. 133. This derivative financial instrument is measured using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The derivative liability had virtually no estimated fair value as of March 31, 2009 or December 31, 2008. There was essentially no change in the estimated fair value of the derivative financial instrument during each of the three months ended March 31, 2009 and 2008.

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

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes do not differ in any material respect from those of the Original Notes. The Company completed this offer and exchange on June 5, 2008. The Company accepted all Original Notes that were validly tendered and not withdrawn in the exchange offer, and on June 11, 2008, the Company issued $274.5 million aggregate principal amount of Amended Notes pursuant to an indenture, dated as of June 11, 2008, between the Company and Wilmington Trust Company, as trustee. The Amended Notes will mature on February 15, 2011 unless earlier redeemed at the Company’s option under limited circumstances, converted into common stock at the option of any registered holder of the Amended Notes (each, a “Holder”) or repurchased by the Company at the option of the Holder under limited circumstances. As of March 31, 2009, $0.5 million of the Original Notes remain outstanding.

Per the terms of the Settlement Agreement, the Company had the ability to redeem the Amended Notes at $900 per $1,000 principal amount of the Amended Notes through December 31, 2008, and the Amended Notes may be redeemed at the election of the Company at $950 per $1,000 principal amount of the Amended Notes through December 31, 2009.

Through March 31, 2009, the Company had repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including the $55.0 million Original Notes related to the initial exchange offer. Of this total, $0.7 million was repurchased during the quarter ended March 31, 2009, resulting in a gain of approximately $0.4 million, net of transaction fees. The balance of Original Notes and Amended Notes was $48.3 million as of March 31, 2009. Although the Company had been repurchasing the convertible subordinated notes, under the terms of the Fourth Amendment to the Senior Credit and Term Facility, the Company is now prohibited from doing so, except in very limited circumstances. Additionally, the Fourth Amendment requires the Company prior to January 15, 2010 to either (i) repay in full the outstanding convertible notes with subordinated refinanced indebtedness or (ii) enter into an agreement with the holders of the outstanding convertible notes to amend the maturity date to be no earlier than September 30, 2014, eliminate any principal payments until September 30, 2014, and require that all payments of interest thereon (except for the payment scheduled for August 15, 2009) be payable by adding such amounts to the principal amount of the outstanding convertible notes. It may be difficult for the Company to meet these 2010 covenants, and if not met, the Company will be in default under its Senior Credit and Term Facility. Should the Company default, its indebtedness may be accelerated, it will likely not be able to satisfy these obligations, and it may need to either obtain an additional amendment or waiver from lenders or to reorganize its capital structure and debt.

In the event that the Company is not in compliance with the covenants under the terms of the Senior Credit and Term Facility, the Company would also be in default under its convertible subordinated notes, and there is no assurance that the Company will be able to obtain a waiver for or cure such default, and in such case, the indebtedness under the convertible subordinated notes may be accelerated. Based on the current economic and capital markets and the continuing decline in radio revenues, the Company anticipates that it will be difficult for the Company to meet its covenant requirements under the Senior Credit and Term Facility in 2010, especially those commencing on January 15, 2010. If the Company fails to do so, it will be in default under its Senior Credit and Term Facility and would also be in default under the terms of its convertible subordinated notes. Should the Company default, its indebtedness may be accelerated, it will likely not be able to satisfy these obligations, and the Company may need to either obtain an additional amendment or waiver from lenders or reorganize its capital structure and debt. Because of the uncertainty relating to the Company’s ability to comply with its covenants, the amounts outstanding under the Senior Credit and Term Facility and the convertible subordinated notes are classified as current liabilities as of March 31, 2009.

Since the aggregate principal amount of outstanding Amended Notes was $48.6 million as of December 31, 2008, the annual interest rate on all Amended Notes that were outstanding as of January 1, 2009 was changed to 8.0%. Per the terms of the Settlement Agreement, on January 1, 2010, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to a rate that would make the holders of the Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par).

The contingent interest rate adjustments described in the terms of the Amended Notes are required to be accounted for in accordance with SFAS No. 133 and could cause interest to vary in future periods depending on the outstanding balance of Amended Notes. Accordingly, as of March 31, 2009 and 2008, the Company estimated the value of the contingent interest derivative using a discounted cash flow analysis considering various repurchase scenarios, which determine the stated interest rate to be incurred, compared to a minimum base rate of interest of 4.0%. As of March 31, 2009 and 2008, this analysis resulted in a value of approximately $0.7 million and $5.1 million, respectively, and the change in fair value for the three months ended March 31, 2009 represented a gain of $1.0 million, which is included in the accompanying consolidated condensed statements of operations as a component of interest expense, net.

The discount amounts corresponding to the derivative financial instruments associated with the convertible subordinated notes are being amortized over the remaining contractual term of the Amended Notes. For each of the quarters ended March 31, 2009 and 2008, the amortization of the discount on the convertible subordinated notes was $0.1 million.

For the three months ended March 31, 2009, the amortization of the debt issuance costs on the convertible subordinated notes was less than $0.1 million, and this amortization was $0.3 million during the three months ended March 31, 2008.

Pursuant to the terms of the convertible subordinated notes and the resulting classification as a current liability as of March 31, 2009, the remaining amount of debt issuance costs and debt discount of $0.3 million and $0.6 million, respectively, as of March 31, 2009 will be amortized over the 9.5 month period through January 15, 2010.

7.	INTEREST RATE SWAP

In June 2007, the Company entered into an interest rate swap agreement. The agreement is an amortizing swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which the Company pays a fixed rate of 5.394% and receives a variable rate from the counterparty based on a three-month London Inter-Bank Offered Rate (“LIBOR”), for which measurement and settlement is performed quarterly. As of March 31, 2009, the notional amount of the swap agreement is $995.0 million. This agreement is used to manage the Company’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates, and the Company had originally designated the swap as a cash flow hedge in accordance with SFAS No. 133. The counterparty to this interest rate swap agreement is a major financial institution, and the Company believes that the risk of nonperformance by this counterparty is remote.

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates as compared to the Company’s fixed rate applied to the hedged amount through the term of the agreement less adjustments for credit risk. As long as the hedge is deemed to be highly effective and it is probable that the forecasted transactions will occur, changes in the fair value of the interest rate swap that are effective are recorded in accumulated other comprehensive loss within total stockholders’ equity on the accompanying consolidated condensed balance sheets. The ineffective portion of the swap during the three months ended March 31, 2008 was immaterial. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated in the fourth quarter and hedge accounting was discontinued. Beginning with the fourth quarter of 2008, changes in the fair value of the interest rate swap liability directly impact the Company’s interest expense.

The Company determines the fair value of its interest rate swap in accordance with SFAS No. 157. As part of the fair value determination, the Company evaluated its default risk and credit spread compared to the swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Company’s nonperformance risk. As of December 31, 2008, the fair value of the swap is estimated to be a liability of $82.4 million and is classified as noncurrent in other long-term liabilities, and as of March 31, 2009, the interest rate swap liability is estimate to be $77.4 million and is recorded as a current liability, which is consistent with the related Senior Term and Credit Facility. The change in the fair value of the interest rate swap liability during the first quarter of 2009 of $5.0 million, including the impact of the credit default risk, was recognized as a component of interest expense.

8.	STOCKHOLDERS’ EQUITY

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

As further discussed at Note 1, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders in connection with the Merger. As of March 31, 2009, net of shares held in treasury, the Company had 270,042,568 shares of common stock outstanding.

Stock Repurchase Plan

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of March 31, 2009, the Company had $62.4 million remaining under these repurchase programs. In addition, the Company has acquired approximately 0.3 million and 0.8 million shares of common stock for approximately $0.1 million and $1.2 million during the three months ended March 31, 2009 and 2008, respectively, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock or common stock units. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory withholding tax required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. However, as a result of the Tax Sharing and Indemnification Agreement, the Company may only repurchase additional shares under very limited circumstances. There are also substantial limitations on the Company’s ability to repurchase common stock under the Fourth Amendment.

Dividends

Beginning in October 2005, the Company’s board of directors declared a quarterly dividend to holders of common stock of the Company. There were no dividends declared or paid during the three months ended March 31, 2009 or 2008.

9.	COMPREHENSIVE LOSS

The Company’s comprehensive loss consists of net loss and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive loss consists of losses on derivative instruments that qualify for cash flow hedge treatment. As long as the hedge is deemed to be highly effective and it is probable that the forecasted transactions will occur, changes in the fair value of the interest rate swap that are effective are recorded in accumulated other comprehensive loss within the Company’s stockholders’ deficit. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated in the fourth quarter and hedge accounting was discontinued

The following table sets forth the components of comprehensive loss for quarter ended March 31, 2008:

(in thousands)
Net loss	$(8,273)
Other comprehensive loss (net of tax provision of $13,490 for the three months ended March 31, 2008) comprised of derivative and hedging activities	(20,618)

Comprehensive loss	$(28,891)

10.	STOCK-BASED COMPENSATION

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

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool when the restrictions lapse or stock options are exercised or expire. As of March 31, 2009, the underlying fair value of equity awards since the date of grant has declined in value, and the Company does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the corresponding deferred tax asset, which may be material to the consolidated results of operations.

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

Effective April 1, 2009, the Company’s chief executive officer voluntarily cancelled both (i) the 2,000,000 shares of restricted stock with both performance-based and time-based vesting conditions and (ii) the 2,000,000 shares of restricted stock with solely time-based vesting conditions. Accordingly, the remaining unrecognized compensation expense of $3.6 million as of that date will be recognized by the Company in the second quarter of 2009.

Stock options are generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment or service as a director or independent contractor. No options were granted during either of the three months ended March 31, 2009 or 2008.

Total stock-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2009 was $1.8 million, on a pre-tax basis. Total stock-based compensation expense was $4.1 million, on a pre-tax basis, for the three months ended March 31, 2008. The associated tax expense for the three months ended March 31, 2008 was $7.6 million. The expense for the three months ended March 31, 2008 includes an $8.3 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards.

As of March 31, 2009, unrecognized pre-tax stock-based compensation expense was approximately $8.8 million and is expected to be recognized over a weighted average period of approximately 1.5 years.

As of March 31, 2009, the total number of shares of common stock that remain authorized, reserved, and available for issuance under all plans was approximately 12.3 million, not including shares underlying outstanding grants.

The following table summarizes stock option activity for the Company for the three months ended March 31, 2009:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding at January 1, 2009	11,452	$8.67
Granted	—	—
Exercised	—	—
Forfeited	(265)	5.53
Cancelled or modified	(1,363)	6.43

Outstanding at March 31, 2009	9,824	$9.06	3.7	$—

Vested or expected to vest at March 31, 2009	9,594	$9.18	3.7	$—

Exercisable at March 31, 2009	8,515	$9.60	3.6	$—

No options were granted or exercised during either of the three months ended March 31, 2009 or 2008.

Activity related to shares of nonvested stock is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Nonvested awards at January 1, 2009	6,620	$2.07
Granted	—	—
Awards vested	(168)	9.75
Forfeited	(194)	1.29

Nonvested awards at March 31, 2009	6,258	$1.89

Shares of Nonvested Common Stock Units
Nonvested awards at January 1, 2009	1,770	$5.90
Granted	—	—
Awards vested	(858)	5.90
Forfeited	(194)	5.90

Nonvested awards at March 31, 2009	718	$5.90

The total fair value of awards of nonvested shares of common stock or common stock units that vested during the three months ended March 31, 2009 and 2008 was $6.7 million and $14.2 million, respectively.

11.	INCOME TAXES

For the three months ended March 31, 2009, the Company’s effective tax rate was (6.0)%. This effective rate differs from the federal tax rate of 35% primarily due to a change in the Company’s valuation allowance.

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

12.	NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net loss per share, and FSP No. EITF 03-6-1, which stipulates that instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128 in periods of net income. During periods of net loss, the share-based payment transactions are not considered participating securities. Since the Company recorded a net loss for each of the three months ended March 31, 2009 and 2008, there is no impact as a result of the Company’s adoption of FSP No. EITF 03-6-1 for the periods presented.

Basic net loss per share excludes dilution and is computed for all periods presented by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. For each of the three months ended March 31, 2009 and 2008, diluted net loss per share is computed in the same manner as basic net loss per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options and nonvested shares of common stock (using the treasury stock method) and (2) the effect of the Company’s convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation.

There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for either of the three months ended March 31, 2009 or 2008. Potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 1.9 million and 13.1 million shares of common stock of the Company for the three months ended March 31, 2009 and 2008, respectively, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive.

13.	REPORTABLE SEGMENTS

The Company operates two reportable segments, Radio Markets and Radio Network, as there is discrete financial information available for each segment and the segment operating results are reviewed by the chief operating decision maker. The Radio Markets’ revenue is primarily derived from the sale of broadcasting time to local, regional and national advertisers. Revenue for the Radio Network is generated primarily through national advertising. The Company presents segment operating income (“SOI”), which is not calculated according to accounting principles generally accepted in the United States of America, as the primary measure of profit and loss for its operating segments in accordance with SFAS No. 131. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, stock-based compensation, corporate general and administrative expenses, non-cash charge related to contract obligations, asset impairment and disposal charges and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The Company has previously presented segment operating income before depreciation and amortization (“Segment OIBDA”), which was not calculated according to accounting principles generally accepted in the United States of America, as a primary measure of profit and loss for its operating segments. However, because of the significance and variability of asset impairment and disposal charges and other non-cash amounts that were reflected in Segment OIBDA, use of this measure by Company management has become less relevant and therefore, management utilizes SOI as the primary measure of profit or loss for its operating segments.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net revenue:
Radio Markets	$130,932	$161,164
Radio Network	28,974	46,425

Segment revenue	$159,906	$207,589

Intersegment revenue:
Radio Markets	$(1,015)	$(1,775)
Radio Network	—	—

Total intersegment revenue	$(1,015)	$(1,775)

Net revenue	$158,891	$205,814

SOI:
Radio Markets	$35,686	$55,270
Radio Network	(4,300)	6,820
Non-cash amounts related to contractual obligations	—	(22,245)
Corporate general and administrative	(5,614)	(10,748)
Local marketing agreement fees	(263)	(330)
Stock-based compensation expense	(1,003)	(1,375)
Depreciation and amortization	(10,260)	(9,787)
Other, net	(7)	15

Total operating income	14,239	17,620

Interest expense, net	18,888	37,110
Gain on extinguishment of debt	(428)	(21,400)
Write-off of deferred financing costs and debt discount upon extinguishment of debt	777	1,514

(Loss) income before income taxes	(4,998)	396

Income tax expense	307	8,669

Net loss	$(5,305)	$(8,273)

Non-cash amounts related to contractual obligations
Radio Markets	$—	$22,245
Radio Network	—	—

Total non-cash amounts related to contractual obligations	$—	$22,245

Segment local marketing agreement fees:
Radio Markets	$263	$330
Radio Network	—	—

Total segment local marketing agreement fees	$263	$330

Segment stock-based compensation expense:
Radio Markets	$705	$920
Radio Network	298	455

Total segment stock-based compensation expense	$1,003	$1,375

Segment depreciation and amortization:
Radio Markets	$5,639	$7,742
Radio Network	4,621	2,045

Total segment depreciation and amortization	$10,260	$9,787

	March 31, 2009	December 31, 2008
	(in thousands)
Identifiable assets:
Radio Markets, exclusive of goodwill shown separately below	$1,992,329	$2,017,092
Goodwill	193,100	193,100

Total Radio Markets identifiable assets	$2,185,429	$2,210,192

Radio Network, exclusive of goodwill shown separately below	$117,349	$135,867
Goodwill	60,485	60,485

Total Radio Network identifiable assets	$177,834	$196,352

Corporate and other identifiable assets	$34,241	$26,426

Total assets	$2,397,504	$2,432,970

14.	COMMITMENTS AND CONTINGENCIES

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

In connection with these transactions, TWDC or one of its affiliates retained cash from the proceeds of debt incurred by ABC Radio on June 5, 2007 in the amount of $1.35 billion (the “ABC Radio Debt”). The Merger became effective on June 12, 2007. Also, on June 12, 2007, to effectuate the Merger, the Company entered into a new credit agreement with several lenders to provide debt financing to the Company in connection with the payment of a special distribution on June 12, 2007 immediately prior to the closing of the Merger in the amount of $2.4631 per share to all pre-merger holders of record of Company common stock as of June 8, 2007 (the “Special Distribution”), the refinancing of Citadel Broadcasting’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the Merger. This senior credit and term agreement provided for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013 (“Tranche A Term Loans”), and $1,535 million term loans maturing in June 2014 (“Tranche B Term Loans”) (collectively, the “Senior Credit and Term Facility”). The Senior Credit and Term Facility contains certain financial and nonfinancial covenants.

On March 26, 2009, the Company entered into the Fourth Amendment to the Senior Credit and Term Facility, dated as of June 12, 2007, as previously amended, among the Company and several lenders (the “Fourth Amendment”). The Fourth Amendment modified various terms of the Senior Credit and Term Facility, including suspending certain financial covenants through 2009 while imposing new monthly covenants for 2009 (as further described in the “Senior Debt” section below). As of March 31, 2009, the balance outstanding under the Senior Credit and Term Facility was $2,011.7 million. The Company was in compliance with the modified terms of the Senior Credit and Term Facility as of March 31, 2009 and expects to remain in compliance with these terms through 2009. The Fourth Amendment also requires the Company to have at least $150 million of available cash as of January 15, 2010 and that the remaining convertible subordinated notes be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010. The Fourth Amendment also requires that if the Company’s cash exceeds $30,000,000 at any time, then the Company must put the amount in excess of $30,000,000 into a cash collateral account for the benefit of the Company’s lenders. The Company will not have access to the cash collateral account to operate its business, fulfill its obligations, or to otherwise meet its liquidity needs without the consent of the lenders.

Based on the current economic and capital markets and the continuing decline in radio revenues, the Company anticipates that it will be difficult for the Company to meet these requirements in 2010, especially those commencing on January 15, 2010. If we fail to do so, we will be in default under our Senior Credit and Term Facility and would also be in default under the terms of our convertible subordinated notes (as further described in the “Subordinated Debt and Convertible Subordinated Notes” section below). Should we default, our indebtedness may be accelerated, we will likely not be able to satisfy these obligations, and we may need to either obtain an additional amendment or waiver from lenders or reorganize our capital structure and debt.

Management continues to monitor the Company’s compliance with its debt covenants and is taking actions to reduce expenses, improve programming content, enhance revenues and manage its cash flow requirements. Should the Company’s actions not be sufficient to meet the covenants, or if we do not generate enough cash to fund our operating expenses and pay our debt service obligations, the Company may be required to negotiate further amendments to its credit agreement or to restructure its debt.

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company owns and operates radio stations and holds Federal Communications Commission (“FCC”) licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”) as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. In addition to owning and operating radio stations, we also own and operate Citadel Media, which was formerly identified as ABC Radio Network (the “Radio Network”), which produces and distributes a variety of news and news/talk radio programming and formats. The Radio Network is a leading radio network and syndicator with approximately 4,400 station affiliates and 8,500 program affiliations and is a separate reportable segment as defined by SFAS No. 131. Our top 25 markets accounted for approximately 75% of the Radio Markets segment revenue for each the three months ended March 31, 2009 and 2008. During the quarters ended March 31, 2009 and 2008, the Radio Markets segment contributed approximately 82% and 78%, respectively, of our consolidated net revenue. The Radio Network segment contributed approximately 18% and 22% of our consolidated net revenue for the quarters ended March 31, 2009 and 2008, respectively.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. For the three months ended March 31, 2009, approximately 80% of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising, and approximately 20% was generated from the sale of national advertising. The major categories of our Radio Markets’ advertisers include automotive companies, restaurants, fast food chains, banks, medical companies, entertainment companies, and grocery and retail merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

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

The Radio Network is also the exclusive sales representative for the ESPN Radio Network content, providing both sales and distribution services. ESPN produces the network’s programming, which includes ESPN SportsCenter, Mike & Mike In The Morning, hosted by Mike Greenberg and former NFL player Mike Golic, as well as national broadcasts of Major League Baseball, the NBA, and Bowl Championship Series. The ESPN Radio Network Sales Representation Agreement, entered into as of June 12, 2007, sets forth the terms under which the Radio Network acts as the exclusive sales representative for the ESPN Radio Network. The Radio Network provides a sales staff to solicit and negotiate the sale of advertising on behalf of the ESPN Radio Network and to manage the advertising trafficking, billing and collection functions in exchange for a portion of all net sales generated on behalf of the ESPN Radio Network for the initial two-year term of the agreement. If certain sales levels are achieved as of June 2009, then the agreement automatically renews for up to two successive one-year renewal periods. The Company cannot determine whether the Radio Network will achieve the required sales levels to automatically renew the agreement for an additional year until after June 2009. In the event that the sales levels are not achieved, the parties would need to negotiate any extension beyond June of 2009.

Both our Radio Markets and Radio Network compete for creative and performing on-air talent in a highly competitive industry with other radio stations, radio networks and other competing media. As such, while the Company tries to hire and maintain key on-air and programming personnel, we may not be successful in doing so. As of January 2009, the Radio Network no longer employs Sean Hannity or syndicates his program; however, the Company entered into an alternate arrangement whereby certain of its radio stations continue to broadcast the news-talk program for a five-year period in exchange for receipt of a guaranteed amount of compensation. While the Company does not believe that the loss of any one or two on-air personalities would have a material adverse effect on our consolidated financial condition and results of operations, the Company’s overall loss of several key on-air personalities combined could have a material adverse effect on our business, and there can be no assurance that we will be able to replace or to retain such key on-air personalities.

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

Components of Expenses

Our most significant expenses associated with the Radio Markets are (1) sales costs, (2) programming expenses, (3) advertising and promotional expenses and (4) administrative and technical expenses. Our most significant expenses associated with the Radio Network are (1) sales costs, (2) programming, production, and distribution costs (including broadcast rights fees), (3) affiliate compensation, and (4) administrative expenses. Additionally, during 2009, the Radio Network expects to incur minor one-time expenses to rebrand and rename the radio network. We strive to control these expenses by working closely with local management and to control general administrative costs by centralizing functions such as finance, accounting, legal, human resources and management information systems. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with vendors, where feasible.

Depreciation and amortization of tangible and definite-lived intangible assets associated with acquisitions and interest expense incurred from such acquisitions, most significantly the ABC Radio Business acquisition, are also significant factors in determining our overall profitability.

In addition, the Company’s indefinite-lived intangible assets include FCC broadcast licenses and goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, requires the Company to evaluate its goodwill and FCC licenses by reporting unit for possible impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The Company operates its business in two reportable segments, Radio Markets and the Radio Network. In accordance with SFAS No. 142, the Company tests for impairment of goodwill at the reporting unit level, which the Company has determined to be a geographic market for its radio stations and the Radio Network for its network operations.

The Company determines the fair value of goodwill using primarily a market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The Company believes a market approach reflects the best estimate of the fair value of an entire reporting unit as radio markets are generally sold within the industry based on a multiple of EBITDA (earnings before interest, taxes and depreciation and amortization). Therefore, the Company utilizes EBITDA specific to the geographic market and applies a multiple based on recent transactions or a multiple derived from public radio company information to estimate the value of the reporting unit. The Company considered the cost approach to be inapplicable as this approach does not capture going concern value of the business. If the carrying amount of the goodwill is greater than the estimated fair value of the goodwill of the respective reporting unit, the carrying amount of goodwill of that reporting unit is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

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

As more fully set forth in “Critical Accounting Policies” in Item 7 in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, FCC licenses and goodwill represent a substantial portion of our total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the Radio Markets and Radio Network and other assumptions, including, but not limited to, forecasted revenue growth rates, market share, profit margins and a risk-adjusted discount rate.

The Company’s annual impairment testing date is October 1st of each year and, therefore, the Company performs its annual impairment analysis in the fourth quarter and, if necessary, performs interim impairment analyses. During the year ended December 31, 2008, the Company recognized non-cash impairment and disposal charges of $1,197.4 million, which was comprised of $824.4 million and $373.0 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values. The material assumptions utilized in the Company’s analyses in 2008 included overall future market revenue growth rates for the residual year of approximately 2.5% at June 30, 2008 and 2.0% at December 31, 2008, weighted average cost of capital of 9% at June 30, 2008 and 10.0% at December 31, 2008 and estimated EBITDA multiples of between 8.6 times and 9.4 times at June 30, 2008 and 7.0 times at December 31, 2008.

If the material assumptions utilized are less favorable than those projected by us or if market conditions and operational performance of the Company’s reporting units were to continue to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations. As an example and based on the impairment analyses performed as of December 31, 2008, increasing the weighted average cost of capital from 10.0% to 11.0 % would result in an additional impairment charge of approximately $191.6 million to the Company’s FCC licenses and decreasing the estimated future market revenue growth rates from 2.0% to 1.5% would result in an additional impairment charge of approximately $72.4 million to the Company’s FCC licenses.

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. During the year ended December 31, 2008, the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required the Company to transfer one of its existing stations in its Salt Lake City market into a divestiture trust (together with Last Bastion, the “Divestiture Trusts”). The Company recognized non-cash impairment and disposal charges of $10.8 million in 2008 in order to write down the FCC licenses of the transferred stations to their estimated fair value since these stations are more likely than not to be disposed. As of March 31, 2009 the Company had nine stations remaining in the Divestiture Trusts. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Revenue

	March 31, 2009	March 31, 2008	$ Change
	(Amounts in millions)
Net revenue:
Local	$104.3	$131.6	$(27.3)
National	54.6	74.2	(19.6)

Net revenue	$158.9	$205.8	$(46.9)

Net revenue for the three months ended March 31, 2009 decreased by approximately $46.9 million, or 22.8%, from approximately $205.8 million during the three months ended March 31, 2008 to approximately $158.9 million. This decline was due to lower revenue of $30.3 million from our Radio Markets and $17.4 million from the Radio Network, due primarily to an industry wide decline in radio advertising. Radio Market national revenue was down approximately 10.0% and local revenue was down approximately 20.7%. As a result of the current economic environment, the Company believes net revenue will continue to decline in the remaining quarters of 2009 as compared to the same quarters in the prior year.

Cost of Revenue

	March 31, 2009	March 31, 2008	$ Change
	(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$79.9	$86.9	$(7.0)

Cost of revenue decreased approximately $7.0 million, or 8.1%, to $79.9 million for the three months ended March 31, 2009 as compared to $86.9 million for the three months ended March 31, 2008. This decrease is primarily attributable to reductions in programming costs at both the Radio Markets and the Radio Network.

Selling, General and Administrative

	March 31, 2009	March 31, 2008	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$48.6	$58.2	$(9.6)

Selling, general and administrative expenses for the three months ended March 31, 2009 decreased approximately $9.6 million, or 16.5%, to $48.6 million from $58.2 million for the three months ended March 31, 2008. This decrease was primarily attributed to decreases in selling-related costs at both the Radio Markets and the Radio Network due to lower revenue.

Corporate General and Administrative Expenses

	March 31, 2009	March 31, 2008	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$5.6	$10.7	$(5.1)

Corporate general and administrative expenses decreased $5.1 million, or 47.7%, from $10.7 million during the three months ended March 31, 2008 to $5.6 million for the three months ended March 31, 2009. The decrease in corporate general and administrative expense is primarily the result of decreases in stock-based compensation of approximately $2.0 million and decreases in professional fees and employee compensation and benefits.

Effective April 1, 2009, the Company’s chief executive officer voluntarily cancelled both (i) the 2,000,000 shares of restricted stock with both performance-based and time-based vesting conditions and (ii) the 2,000,000 shares of restricted stock with solely time-based vesting conditions. Accordingly, the remaining unrecognized compensation expense of approximately $3.6 million as of that date will be recognized by the Company in the second quarter of 2009.

Depreciation and Amortization

	March 31, 2009	March 31, 2008	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$3.9	$4.6	$(0.7)
Amortization	6.4	5.2	1.2

Total depreciation and amortization	$10.3	$9.8	$0.5

Depreciation and amortization expense was $10.3 million during the three months ended March 31, 2009, compared to $9.8 million for the three months ended March 31, 2008, an increase of $0.5 million, or 5.1%.

Non-Cash Charge Related to Contractual Obligations

In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. As such, the Company recognized the estimated payments to the previous national representation firm of approximately $21.4 million as a non-cash charge related to contract obligations in the year ended December 31, 2008, including $22.2 million during the quarter ended March 31, 2008. The total up-front payment amount related to this contract of approximately $26.4 million, which includes an additional up-front payment received by the Company in connection with entering into the new contract, represents a deferred obligation and is included in other long-term liabilities in the accompanying consolidated condensed balance sheet as of March 31, 2009 and December 31, 2008. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019, as a reduction to national commission expense, which is included in cost of revenue. The previous remaining unamortized charge of approximately $11.7 million as of the inception of this new contract is continuing to be amortized over the original term of the contract to which the payment relates.

Operating Income

	March 31, 2009	March 31, 2008	$ Change
	(Amounts in millions)
Operating income	$14.2	$17.6	$(3.4)

Operating income decreased approximately $3.4 million from $17.6 million for the three months ended March 31, 2008 to $14.2 million for the three months ended March 31, 2009. The first quarter of 2008 reflected a non-cash charge related to contractual obligations in the amount of $22.2 million. Excluding the non-cash charge related to contractual obligations, the decrease in operating income of approximately $25.6 million is primarily the result of the decrease in revenue of $46.9 million partially offset by lower operating expenses of approximately $21.3 million, due to cost reductions and lower stock-based compensation as compared to the prior year quarter.

Interest Expense, Net

	March 31, 2009	March 31, 2008	$ Change
	(Amounts in millions)
Interest expense, net	$18.9	$37.1	$(18.2)

Net interest expense decreased to $18.9 million for the three months ended March 31, 2009 from $37.1 million for the three months ended March 31, 2008, a decrease of $18.2 million. Included in net interest expense for the three months ended March 31, 2009 is a gain of $5.0 million resulting from a decrease in the fair value of the Company’s interest rate swap liability. The Company’s interest rate swap was designated to hedge specific cash flow variability associated with certain interest payments. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated, and hedge accounting was discontinued. Changes in the fair value of the interest rate swap liability are recognized as interest expense.

The Company determines the fair value of its interest rate swap in accordance with SFAS No. 157, Fair Value Measurements. As part of the fair value determination, the Company evaluated its default risk and credit spread compared to the swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Company’s nonperformance risk. The change in the fair value of the interest rate swap liability during the first quarter of 2009 of $5.0 million, including the impact of the credit default risk, was recognized as a component of interest expense.

Debt issuance costs are amortized over the respective terms of the Company’s convertible subordinated notes and the related components of the Company’s Senior Credit and Term Facility. In connection with the Senior Credit and Term Facility, the Company incurred approximately $52.4 million of debt issuance costs, including approximately $0.3 million, $10.5 million and $11.5 million incurred in connection with the amendments on March 13, 2008, November 25, 2008 and March 26, 2009, respectively. For the three months ended March 31, 2009 and 2008, the amortization of the debt issuance costs on the Senior Credit and Term Facility was $2.2 million and $1.3 million, respectively. During the three months ended March 31, 2009 and 2008, the amortization of the debt issuance costs on the convertible subordinated notes was approximately $0.1 million and $0.3 million, respectively. The discount amounts corresponding to the derivative financial instruments associated with the convertible subordinated notes are being amortized over the remaining contractual term of the Amended Notes. For each of the three months ended March 31, 2009 and 2008, the amortization of the discount on the convertible subordinated notes was $0.1 million. Due to the classification of the Senior Credit Facility and convertible subordinated notes as current liabilities as of March 31, 2009, the remaining amount of debt issuance costs of $42.9 million related to the Senior Credit Facility and the remaining amounts of debt issuance costs and debt discount related to the convertible subordinated notes of $0.3 million and $0.6 million, respectively, as of March 31, 2009 will be amortized over the 9.5 month period through January 15, 2010. This reduced amortization period will significantly increase the amount of amortization throughout 2009 as compared to the prior year.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 6 to the consolidated condensed financial statements, the convertible subordinated notes contain contingent interest rate features that are required to be accounted for as a derivative. The Company recorded these derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At each reporting date, the Company measures the estimated fair value of these instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings as an adjustment to interest expense. During the three months ended March 31, 2009, we recognized a gain due to the change in the estimated fair value of the derivative financial liabilities of approximately $1.0 million. Changes in the estimated value of the derivative liabilities could impact interest expense in future periods. In addition, see the discussion below under the heading “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount” for future impacts on interest expense for the Company.

Excluding the change in the fair value of the interest rate swap agreement and the facility fees incurred pursuant to the fourth amendment of the Senior Credit and Term Facility as further described in the “Senior Debt” section below, net interest expense was $22.9 million for the three months ended March 31, 2009 as compared to $37.1 million for the three months ended March 31, 2008, a decrease of $14.2 million. This remaining decrease in interest expense was primarily the result of lower interest rates under the Company’s Senior Credit and Term Facility and a decrease in the principal balance of the Company’s long-term debt.

As of March 27, 2009, the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incur a rate of 4.25% per annum. For the quarter ended March 31, 2009, interest expense includes approximately $1.0 million in facility fees; however this additional interest will be paid on each interest payment date by increasing the principal amount of the related debt. This interest will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. This facility fee is expected to increase the amount of interest expense during the year ending December 31, 2009 as compared to the prior year by approximately $66 million.

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

The Senior Credit and Term Facility was modified a third time on November 25, 2008 and a fourth time on March 26, 2009 as described under the heading “Senior Debt” below.

The Company wrote off approximately $0.2 million and $1.5 million in debt issuance costs related to the modifications of the Senior Credit and Term Facility completed as of March 31, 2009 and 2008, respectively. The Company also incurred approximately $0.6 million in costs paid to third parties in connection with the Fourth Amendment, and these amounts were expensed during the first quarter of 2009 based upon guidance contained in EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

During 2008, we reached a settlement with respect to litigation involving our convertible subordinated notes whereby we repurchased $55.0 million of such notes that were tendered and not withdrawn. The remaining convertible subordinated notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). During the quarter ended March 31, 2009, we repurchased an aggregate amount of $0.7 million in principal amount of our Amended Notes. A gain of approximately $0.4 million, net of transaction fees was recognized for the three months ended March 31, 2009. There were no repurchases during the three months ended March 31, 2008.

Income Tax Expense

	March 31, 2009	March 31, 2008	$ Change
	(Amounts in millions)
Income tax expense	$0.3	$8.7	$(8.4)

For the quarter ended March 31, 2009, the Company recognized income tax expense of $0.3 million based on a loss before income taxes of $5.0 million, or an effective tax rate of (6.0%). This effective rate differs from the federal tax rate of 35% primarily due to a change in the Company’s valuation allowance.

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

Net Loss

Net loss decreased to $5.3 million, or $(0.02) per basic share for the quarter ended March 31, 2009 compared to a net loss of $8.3 million, or $(0.03) per basic share, for the quarter ended March 31, 2008 as a result of the factors described above.

Diluted net loss per share is computed in the same manner as basic net loss per share after assuming issuance of common stock for all potentially dilutive equivalent shares. There are no potentially dilutive equivalent shares related to stock options for either of the three months ended March 31, 2009 and 2008. Potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 1.9 million and 13.1 million shares of common stock of the Company for the three months ended March 31, 2009 and 2008, respectively, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive.

Segment Results of Operations

The Company presents segment operating income (“SOI”), which is a non-GAAP measure, as a primary measure of profit and loss for its operating segments in accordance with SFAS No. 131. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, stock-based compensation, corporate general and administrative expenses, non-cash charge related to contract obligations, and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of SOI to the Company’s consolidated results of operations is presented at Note 13 to the consolidated financial statements.

The following tables present the Company’s revenue, SOI, non-cash charge related to contractual obligations, local marketing agreement fees, stock-based compensation expense and depreciation and amortization by segment for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(Amounts in millions)
Net revenue:
Radio Markets	$130.9	$161.2
Radio Network	29.0	46.4

Segment revenue	$159.9	$207.6

Intersegment revenue:
Radio Markets	$(1.0)	$(1.8)
Radio Network	—	—

Total intersegment revenue	$(1.0)	$(1.8)

Net revenue	$158.9	$205.8

SOI:
Radio Markets	$35.7	$55.3
Radio Network	(4.3)	6.8
Non-cash amounts related to contractual obligations	—	(22.2)
Corporate general and administrative	(5.6)	(10.8)
Local marketing agreement fees	(0.3)	(0.3)
Stock-based compensation expense	(1.0)	(1.4)
Depreciation and amortization	(10.3)	(9.8)
Other, net	—	—

Total operating income	$14.2	$17.6

Non-cash amounts related to contractual obligations
Radio Markets	$—	$22.2
Radio Network	—	—

Total non-cash amounts related to contractual obligations	$—	$22.2

Local marketing agreement fees
Radio Markets	$0.3	$0.3
Radio Network	—	—

Total local marketing agreement fees	$0.3	$0.3

Segment stock-based compensation expense:
Radio Markets	$0.7	$0.9
Radio Network	0.3	0.5

Total segment stock-based compensation expense	$1.0	$1.4

Segment depreciation and amortization:
Radio Markets	$5.7	$7.7
Radio Network	4.6	2.1

Total segment depreciation and amortization	$10.3	$9.8

Radio Markets

	Three Months Ended March 31,
	2009	2008
	(Amounts in millions)
Radio Markets
Net revenue	$130.9	$161.2

SOI	$35.7	$55.3
Non-cash amounts related to contractual obligations	—	(22.2)
Local marketing agreement fees	(0.3)	(0.3)
Stock-based compensation expense	(0.7)	(0.9)
Depreciation and amortization	(5.7)	(7.7)

Operating income - Radio Markets	$29.0	$24.2

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Radio Markets revenue decreased to $130.9 million for the three months ended March 31, 2009 from $161.2 million for the three months ended March 31, 2008. The decrease in revenue is primarily attributable to an industry wide decline in radio advertising. Radio Markets national revenue was down approximately 10.0% and local revenue was down approximately 20.7%. As a result of the current economic environment, the Company expects that net revenue will continue to decline in the remaining quarters of 2009 compared to the same quarters in the prior year.

SOI decreased approximately $19.6 million, or 35.4%, to $35.7 million for the three months ended March 31, 2009 as compared to $55.3 million for the three months ended March 31, 2008. The decrease in SOI for the three months ended March 31, 2009 was primarily the result of the decrease in net revenue, partially offset by decreases in selling costs due to the decline in revenue and reductions in programming and general and administrative costs.

For additional information regarding non-cash amounts related to contractual obligations, see Note 4 to the consolidated condensed financial statements.

Radio Network

	Three Months Ended March 31,
	2009	2008
	(Amounts in millions)
Radio Network
Net revenue	$29.0	$46.4

SOI	$(4.3)	$6.8
Stock-based compensation expense	(0.3)	(0.5)
Depreciation and amortization	(4.6)	(2.1)

Operating (loss) income - Radio Network	$(9.2)	$4.2

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Radio Network revenue decreased to $29.0 million for the three months ended March 31, 2009 from $46.4 million for the three months ended March 31, 2008. The revenue decrease is primarily attributable to an industry wide decline in radio advertising as well as the loss of the Sean Hannity syndicated program. As a result of the current economic environment, the Company expects that net revenue will continue to decline in the remaining quarters of 2009 compared to the same quarters in the prior year.

SOI decreased approximately $11.1 million, or 163.2%, to a loss of $4.3 million for the three months ended March 31, 2009 as compared to income of $6.8 million for the three months ended March 31, 2008. The decrease in SOI for the three months ended March 31, 2009 was primarily the result of the decrease in net revenue, partially offset by decreases in programming costs and selling-related expenses due to the decline in revenue.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and cash provided by the operations of our Radio Markets and our Radio Network.

We have substantial indebtedness that may limit our ability to grow, compete, and obtain additional financing in the credit and capital markets. As of March 31, 2009, we had a total indebtedness of approximately $2,060.0 million, which consisted of $2,011.7 million under our Senior Credit and Term Facility and $48.3 million under our convertible subordinated notes.

The expected continuing decline in radio revenues in the first half of 2009 and the projected decline in operating profits created uncertainty regarding the Company’s ability to continue to comply with its debt covenants through 2009. As a result, on March 26, 2009, the Company entered into the Fourth Amendment, which modifies various terms of the Senior Credit and Term Facility, including suspending certain financial covenants through 2009 while imposing new monthly covenants for 2009 (as further described in the “Senior Debt” section below). The Company was in compliance with the modified terms of the Senior Credit and Term Facility as of March 31, 2009 and expects to remain in compliance with such terms through 2009. The Fourth Amendment also requires the Company to have at least $150 million of available cash as of January 15, 2010 and that the remaining convertible subordinated notes be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010. The Fourth Amendment also requires that if the Company’s cash exceeds $30,000,000 at any time, then the Company must put the amount in excess of $30,000,000 into a cash collateral account for the benefit of the Company’s lenders. The Company will not have access to the cash collateral account to operate its business, fulfill its obligations, or to otherwise meet its liquidity needs without the consent of the lenders.

Based on the current economic and capital markets and the continuing decline in radio revenues, the Company anticipates that it will be difficult for the Company to meet these requirements in 2010, especially those commencing on January 15, 2010. If we fail to do so, we will be in default under our Senior Credit and Term Facility and would also be in default under the terms of our convertible subordinated notes (as further described in the “Subordinated Debt and Convertible Subordinated Notes” section below). Should we default, our indebtedness may be accelerated, we will likely not be able to satisfy these obligations, and we may need to either obtain an additional amendment or waiver from lenders or reorganize our capital structure and debt.

Management continues to monitor the Company’s compliance with its debt covenants and is taking actions to reduce expenses, improve programming content, enhance revenues and manage its cash flow requirements. Should the Company’s actions not be sufficient to meet the covenants, or if we do not generate enough cash to fund our operating expenses and pay our debt service obligations, the Company may be required to negotiate further amendments to its credit agreement or to restructure its debt.

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

Operating Activities

	March 31, 2009	March 31, 2008	$ Change
	(Amounts in millions)
Net cash provided by operating activities	$20.4	$23.7	$(3.3)

Net cash provided by operating activities was $20.4 million for the three months ended March 31, 2009 as compared to $23.7 million for the three months ended March 31, 2008. The decrease of approximately $3.3 million is a result of a decrease in revenues, partially offset by a decrease in cash interest payments of $12.1 million and changes in operating assets and liabilities.

Investing Activities

	March 31, 2009	March 31, 2008	$ Change
	(Amounts in millions)
Net cash used in investing activities	$(1.2)	$(2.2)	$1.0

Net cash used in investing activities for the three months ended March 31, 2009 and 2008 of $1.2 million and $2.2 million, respectively, consisted primarily of capital expenditures.

Financing Activities

	March 31, 2009	March 31, 2008	$ Change
	(Amounts in millions)
Net cash used in financing activities	$(12.5)	$(93.3)	$80.8

Net cash used in financing activities was $12.5 million for the three months ended March 31, 2009, compared to $93.3 million during the three months ended March 31, 2008. Cash used in financing activities for the three months ended March 31, 2009 included $11.5 million in payments for debt issuance costs associated with the Fourth Amendment to our Senior Credit and Term Facility. Cash used in financing activities for the three months ended March 31, 2008 included $91.8 million in prepayments of the Company’s Senior Credit and Term Facility related to the early extinguishment of debt, including associated fees.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. We made no such repurchases during the quarters ended March 31, 2009 or 2008. Under the terms of the Fourth Amendment, there are substantial limitations on the Company’s ability to repurchase its common stock. We acquired approximately 0.3 million shares and 0.8 million shares of common stock for approximately $0.1 million and $1.2 million during the three months ended March 31, 2009 and 2008, respectively, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes and capital expenditures. Our capital expenditures totaled $1.2 million during the three months ended March 31, 2009, as compared to $2.2 million during the three months ended March 31, 2008. For the year ending December 31, 2009, the Company estimates that capital expenditures necessary for our existing facilities will be approximately $10 million to $12 million. At March 31, 2009, we had cash and cash equivalents of $25.4 million. Based on our anticipated future operations, we believe that cash on hand and expected cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures for both maintenance and growth, and scheduled payments of cash interest on our outstanding indebtedness at least through December 31, 2009.

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

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, for the three months ended March 31, 2008, the Company incurred restructuring charges of $5.3 million for employee severance costs. Total restructuring charges incurred were $6.2 million, of which $4.7 million has been paid. As of March 31, 2009, $1.5 million remains accrued.

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

The Senior Credit and Term Facility was modified a third time on November 25, 2008, which (i) modified the definition of “Consolidated Total Leverage Ratio” to change the leverage ratio test from a ‘net’ test to a ‘gross’ test, (ii) added a pro-forma test for each revolving credit draw, and (iii) modified the maximum permitted consolidated total leverage ratio so it remains at 8.5 to 1.0 through September 30, 2009, reduced from 8.5 to 1.0 to 8.25 to 1.0 on December 31, 2009, reduced to 7.75 to 1.0 on March 31, 2010, and reduced again to 7.25 to 1.0 on June 30, 2010. In addition, the Company permanently reduced the aggregate revolving credit commitments from $200 million to $150 million.

The Senior Credit and Term Facility was further modified on March 26, 2009 when the Company entered into the Fourth Amendment. The Fourth Amendment waives the consolidated total leverage ratio for 2009 and requires a monthly consolidated EBITDA test, as defined in the Fourth Amendment, and monthly liquidity test. Additionally, the Fourth Amendment eliminated the incremental credit facilities. Absent these modifications, the Company would have been in default under its Senior Credit and Term Facility debt covenants as of March 31, 2009.

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

Based on the current economic and capital markets and the continuing decline in radio revenues, the Company anticipates that it will be difficult for the Company to meet these requirements in 2010, especially those commencing on January 15, 2010. If the Company fails to do so, it will be in default under its Senior Credit and Term Facility and would also be in default under the terms of its convertible subordinated notes. Because of the uncertainty relating to the Company’s ability to comply with its covenants, the amounts outstanding under the Senior Credit and Term Facility and the convertible subordinated notes are classified as current liabilities as of March 31, 2009. Should the Company default, its indebtedness may be accelerated, it will likely not be able to satisfy these obligations, and the Company may need to either obtain an additional amendment or waiver from lenders or reorganize its capital structure and debt. As such, the Company is hiring a financial advisor.

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

Finally, the Fourth Amendment places additional restrictions on nonfinancial covenants, which, among other things, and with limited exceptions, prohibit fundamental changes and limit our ability to incur additional indebtedness, liens and contingent obligations, enter into transactions with affiliates, sell assets, declare or pay dividends, repurchase shares of common stock of the Company, make certain restricted payments, enter into sale and leaseback transactions, or make investments, loans and advancements.

As of March 31, 2009, the Company was in compliance with its covenants under the Senior Credit and Term Facility. Our Senior Credit and Term Facility consisted of the following as of March 31, 2009:

Availability. The amount available of revolving loans under the Senior Credit and Term Facility at March 31, 2009 was approximately $2.0 million.

Interest. At our election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrues at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranges from 0.00% to 0.50%, depending on our leverage ratio; or (b) the Eurodollar rate plus a spread that ranges from 0.75% to 1.50%, depending on our leverage ratio. As of the effective date of the Fourth Amendment, at our election, interest on outstanding principal for the revolving loans and Tranche A Term Loans will accrue at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.50% or (b) the Eurodollar rate plus 1.50%. These interest payments will be due monthly.

For the outstanding principal for Tranche B Term Loans, we may elect interest to accrue at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranges from 0.50% to 0.75%, depending on our leverage ratio; or (b) the Eurodollar rate plus a spread that ranges from 1.50% to 1.75%, depending on our leverage ratio. As of the effective date of the Fourth Amendment, at our election, interest on outstanding principal for the Tranche B Term Loans will accrue at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.75% or (b) the Eurodollar rate plus 1.75%. These interest payments will be due monthly.

As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans will incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans will incur a rate of 4.25% per annum. On each interest payment date, this additional interest will increase the principal amount of the related debt and will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. The payment tables below reflect only the repayment of the facility fee incurred through March 31, 2009.

Maturity and Amortization. As discussed above, the Senior Credit and Term Facility is classified as a current liability in the accompanying March 31, 2009 consolidated condensed financial statements. However, pursuant to the stated terms of the credit agreement, principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter, commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012	22,500
September 30, 2012, December 31, 2012, March 31, 2013	112,500
June 12, 2013	39,920

Based on the stated terms of the Senior Credit and Term Facility, principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,290.6 million on June 12, 2014.

Based on the stated terms of the Senior Credit and Term Facility, the revolving loans under the Senior Credit and Term Facility are due in full on June 12, 2013. The Fourth Amendment reduced the revolving portion of the Senior Credit and Term Facility from $150 million to $140 million. Additionally, $125 million of the revolving loans may not be reborrowed if the amounts are repaid.

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

The Company has valued its obligation to settle dividends in cash upon conversion of its Original Notes, if any, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133. This derivative financial instrument is measured using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The derivative liability had virtually no estimated fair value as of March 31, 2009 or December 31, 2008. There was essentially no change in the estimated fair value of the derivative financial instrument during each of the three months ended March 31, 2009 and 2008.

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

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes that are tendered into the exchange offer for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes do not differ in any material respect from those of the Original Notes. On May 7, 2008, the Company commenced the tender and exchange offer related to its Original Notes and on June, 5, 2008, the Company completed the tender and exchange offer and repurchased $55.0 million of the Original Notes that were tendered and not withdrawn. The remaining Original Notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of Amended Notes. Per the terms of the Settlement Agreement, the Amended Notes may be redeemed at the election of the Company at $950 per $1,000 principal amount of the Amended Notes through December 31, 2009. As of March 31, 2009, $0.5 million of Original Notes remain outstanding.

As of March 31, 2009, we have repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including the $55.0 million of Original Notes related to the initial exchange offer. Of this total, $0.7 million was repurchased during the quarter ended March 31, 2009. The balance of Original Notes and Amended Notes was $48.3 million as of March 31, 2009. Although the Company had been repurchasing the convertible subordinated notes, under the terms of the Fourth Amendment to the Senior Credit and Term Facility, the Company is now prohibited from doing so, except in very limited circumstances. Additionally, the Fourth Amendment requires the Company prior to January 15, 2010 to either (i) repay in full the outstanding convertible notes with subordinated refinanced indebtedness or (ii) enter into an agreement with the holders of the outstanding convertible notes to amend the maturity date to be no earlier than September 30, 2014, eliminate any principal payments until September 30, 2014, and require that all payments of interest thereon (except for the payment scheduled for August 15, 2009) be payable by adding such amounts to the principal amount of the outstanding convertible notes. It may be difficult for the Company to meet these 2010 covenants, and if not met, we will be in default under our Senior Credit and Term Facility. Should we default, our indebtedness may be accelerated, we will likely not be able to satisfy these obligations, and we may need to either obtain an additional amendment or waiver from lenders or to reorganize our capital structure and debt.

In the event that the Company is not in compliance with the covenants under the terms of the Senior Credit and Term Facility, the Company would also be in default under its convertible subordinated notes, and there is no assurance that the Company will be able to obtain a waiver for or cure such default, and in such case, the indebtedness under the convertible subordinated notes may be accelerated. Based on the current economic and capital markets and the continuing decline in radio revenues, the Company anticipates that it will be difficult for the Company to meet its covenant requirements under the Senior Credit and Term Facility in 2010, especially those commencing on January 15, 2010. If the Company fails to do so, it will be in default under its Senior Credit and Term Facility and would also be in default under the terms of its convertible subordinated notes. Should the Company default, its indebtedness may be accelerated, it will likely not be able to satisfy these obligations, and the Company may need to either obtain an additional amendment or waiver from lenders or reorganize its capital structure and debt. Because of the uncertainty relating to the Company’s ability to comply with its covenants, the amounts outstanding under the Senior Credit and Term Facility and the convertible subordinated notes are classified as current liabilities as of March 31, 2009.

The contingent interest rate adjustments described in the terms of the Amended Notes are required to be accounted for in accordance with SFAS No. 133 and could cause interest to vary in future periods depending on the outstanding balance of Amended Notes. Accordingly, as of March 31, 2009, we estimated the fair value of the contingent interest derivative using a discounted cash flow analysis considering various repurchase scenarios, yielding a value of approximately $0.7 million.

Since the aggregate principal amount of outstanding Amended Notes was $48.6 million as of December 31, 2008, the annual interest rate on all Amended Notes that were outstanding as of January 1, 2009 was changed to 8.0%. Per the terms of the Settlement Agreement, on January 1, 2010, the annual interest rate on all Amended Notes that are outstanding as of such date would be changed to a rate that would make the holders of the Amended Notes whole for any discount at which the Amended Notes are then trading (i.e., make Amended Notes trade at par).

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

In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company adopted the provisions of SFAS No. 157 in 2008 as they relate to certain other items, including those within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and financial and nonfinancial derivatives within the scope of SFAS No. 133. In the first quarter of 2009, the Company adopted the provisions of SFAS No. 157 for nonfinancial assets and liabilities, including those measured at fair value in impairment testing and those initially measured at fair value in a business combination, and this adoption did not have a material impact on the Company’s consolidated financial condition or results of operations. SFAS No. 157 requires, among other things, enhanced disclosures about investments that are measured and reported at fair value and establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No.160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 was adopted on January 1, 2009, and the adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No.161 was adopted on January 1, 2009, and the adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method. Guidance contained in FSP No. EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. This FSP requires prior period earnings per share data presented to be adjusted retrospectively. The Company adopted this FSP on January 1, 2009, but the adoption did not impact the amount of the Company’s previously-reported earnings per share due to the net loss recorded.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R was adopted by the Company effective January 1, 2009 and will apply prospectively to any business combinations completed on or after that date. The nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions that the Company consummates after the effective date.

SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, concerning recognition of a deferred tax asset for the excess of tax deductible goodwill over goodwill for financial reporting and concerning reversals of acquirer’s valuation allowance on its deferred tax assets resulting from a business combination. Under SFAS No. 141R, the recognition of a deferred tax asset for tax deductible goodwill in excess of financial reporting goodwill is no longer prohibited and all deferred tax assets for tax deductible goodwill from business combinations will be recorded as of the acquisition date. For excess tax deductible goodwill from business combinations, goodwill will continue to be adjusted as the tax deductible goodwill (“second component”) is realized on the tax return. Additionally, under SFAS No. 141R, any subsequent changes to the entity’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of the acquisition date of the associated business combination. Such changes will typically be recognized as an adjustment to income tax expense.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly. The provisions of FSP No. SFAS 157-4 will be effective for the Company beginning April 1, 2009. FSP No. SFAS 157-4 provides additional guidance on how to determine the fair value of assets and liabilities under SFAS No. 157. The Company is currently evaluating the potential impact of FSP No. SFAS 157-4 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. SFAS 107-1 and APB 28-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

FSP No. SFAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. The provisions of FSP No. SFAS 107-1 and APB 28-1 will be effective for the Company beginning April 1, 2009. The Company is currently evaluating the potential impact of FSP No. SFAS 107-1 and APB 28-1 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments. FSP No. SFAS 115-2 and SFAS 124-2 incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The provisions of FSP No. SFAS 115-2 and SFAS 124-2 will be effective for the Company beginning April 1, 2009. The Company is currently evaluating the potential impact of FSP No. SFAS 115-2 and SFAS 124-2 on the Company’s consolidated financial statements.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates and assumptions, as more fully disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, relate in particular to the determination of the fair market value of assets acquired and liabilities assumed and the allocation of purchase price consideration; the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets; the identification and quantification of income tax liabilities as a result of uncertain tax positions; the determination of the appropriate service period underlying equity awards and the evaluation of historical performance compared to the terms of the performance objectives contained in performance-vesting awards; the accounting treatment of interest rate hedging activities; the valuation of the contingent interest rate derivative related to our convertible subordinated notes; and the determination of the allowance for estimated uncollectible accounts and notes receivable. We also use assumptions when determining the value of certain fully vested stock units, equity awards containing market conditions and when employing the Black-Scholes valuation model to estimate the fair value of stock options and certain derivative financial instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions. There have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations and Commercial Commitments

Due to the uncertainty surrounding the Company’s ability to satisfy its debt covenants, the Senior Credit and Term Facility and convertible subordinated notes are classified as current liabilities in the accompanying March 31, 2009 balance sheet. The table below reflects the Company’s estimated contractual obligations related to the Senior Credit and Term Facility and the convertible subordinated notes, both as amended, as of March 31, 2009.

	Payments Due by Period (in millions)
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Senior debt	$2,011.7	$—	$—	$—	$2,011.7
Interest rate swap	77.4	—	—	—	77.4
Convertible subordinated notes	48.3	—	—	—	48.3
Variable interest payments (1)	108.5	—	—	—	108.5
Interest payments on convertible notes (2)	1.9	—	—	—	1.9

1.	The variable component of interest amounts expected to be paid on our Senior Credit and Term Facility is estimated based on interest rates in effect as of March 31, 2009. Pursuant to the Fourth Amendment, the revolving loans and Tranche A Term Loans will incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans will incur a rate of 4.25% per annum. On each interest payment date, this additional interest will increase the principal amount of the related debt and will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. As discussed under the “Senior Debt” section above, the amount outstanding under the Senior Credit and Term Facility is classified as a current liability as of March 31, 2009. Therefore, the amounts in the table above represent interest and facility fee expected to be incurred through January 15, 2010.
2.

As a result of the modifications to the terms of the convertible subordinated notes discussed further above under the heading “Subordinated Debt and Convertible Subordinated Notes,” the Amended Notes contain contingent interest rate features, which could cause interest incurred to vary in future periods. The table above reflects interest at 8.0% from January 1, 2009 through August 15, 2009, since the Fourth Amendment stipulates that the payment of interest relative to the convertible subordinated notes subsequent to that date would result in an event of default under the Senior Credit and Term Facility. As discussed under the “Senior Debt” section above, the amount outstanding under the convertible subordinated notes is classified as a current liability as of March 31, 2009.

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

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our Senior Credit and Term Facility, which bears interest based on variable rates. As of March 31, 2009, we had outstanding indebtedness of $2,011.7 million under our Senior Credit and Term Facility. In June 2007, we entered into an interest rate swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which we pay a fixed rate of 5.394% and receive a variable rate from the counterparty based on a three-month London Interbank Offered Rate. The counterparty to this interest rate swap agreement is a major financial institution, and the Company believes that the risk of nonperformance by this counterparty is remote. As of March 31, 2009, the notional amount of the interest rate swap agreement was $995.0 million. Therefore, our remaining variable debt of approximately $1,016.7 million outstanding as of March 31, 2009 is subject to fluctuations in the underlying interest rates. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to this remaining debt. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $10.2 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and constant interest rate based on the variable rates in place as of March 31, 2009.

As discussed above under the heading “Subordinated Debt and Convertible Subordinated Notes,” we have recorded the fair value of the derivative financial instruments related to our convertible subordinated notes. At each subsequent reporting date, we measure the estimated fair value of the derivative financial instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings. We measure the fair value using various assumptions. Changes in these assumptions can impact the estimated fair value of the derivatives, but as of March 31, 2009, any resulting changes in the assumptions should not have a material impact on the value of the derivatives or the Company’s consolidated condensed financial statements.

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

Based on their evaluation as of March 31, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, we did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in certain other claims and lawsuits arising in the ordinary course of our business. We believe that such litigation matters and claims will be resolved without a material adverse impact on our financial condition, results of operations, or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes stock repurchase information for the quarter ended March 31, 2009.

REGISTRANT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2009 through January 31, 2009	297,014	$0.20
February 1, 2009 through February 28, 2009	—	0.00
March 1, 2009 through March 31, 2009	48,008	0.08

Total	345,022	$0.19

Note: The Company acquired 345,022 shares of common stock during the quarter ended March 31, 2009 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs.

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description
10.1	First Amendment to Employment Agreement dated as of February 1, 2009 to the Employment Agreement dated August 11, 2008 between Citadel Broadcasting Corporation and Jacquelyn J. Orr, General Counsel, Vice President and Secretary.

10.2	Fourth Amendment, dated as of March 26, 2009, to the Credit Agreement, dated as of June 12, 2007 (as amended or otherwise modified prior to the date hereof), among the Registrant, the several lenders from time to time parties thereto, the Syndication Agents and Documentation Agents party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: May 8, 2009	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2009	By:	/s/ RANDY L. TAYLOR
Randy L. Taylor
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	First Amendment to Employment Agreement dated as of February 1, 2009 to the Employment Agreement dated August 11, 2008 between Citadel Broadcasting Corporation and Jacquelyn J. Orr, General Counsel, Vice President and Secretary.

10.2	Fourth Amendment, dated as of March 26, 2009, to the Credit Agreement, dated as of June 12, 2007 (as amended or otherwise modified prior to the date hereof), among the Registrant, the several lenders from time to time parties thereto, the Syndication Agents and Documentation Agents party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.