Form 10-Q
period 2009-06-30
CITADEL BROADCASTING CORP
filed 2009-08-10
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 30, 2009, there were 265,798,742 shares of common stock, $0.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

June 30, 2009

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

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “should,” “will,” and similar expressions, whether in the negative or the affirmative. All statements other than the statements of historical fact are “forward-looking statements” for the purposes of federal and state securities laws, including, without limitation, any projections on pro forma statements of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations, including any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements regarding the financing of the Company’s operations or the Company’s ability to service its indebtedness or comply with the covenants applicable to its indebtedness; any statements regarding a potential restructuring of the Company; any statements of belief; and any assumptions underlying any of the foregoing. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties, and other factors, some of which are beyond our control, which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the United States of America; changes in the financial markets; fluctuations in interest rates; changes in market conditions that could impair the Company’s goodwill or intangible assets; changes in industry conditions and operations; changes in governmental regulations; changes in policies or actions or in regulatory bodies; changes in uncertain tax positions and tax rates; changes in dividend policy; changes in capital expenditure requirements; the ability of the Company to continue to utilize or comply with its current credit facility or to access alternate financing sources; the ability of the Company to formulate and carry out restructuring arrangements; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

All forward-looking statements in this report are qualified by these cautionary statements. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$27,839	$18,634
Accounts receivable, net	149,920	170,801
Prepaid expenses and other current assets (including deferred income tax assets of $1,073 as of June 30, 2009 and December 31, 2008)	16,107	15,754

Total current assets	193,866	205,189
Long-term assets:
Property and equipment, net	203,148	208,618
FCC licenses	598,663	1,370,904
Goodwill	321,976	492,799
Customer and affiliate relationships, net	43,467	98,499
Other assets, net	51,531	56,961

Total assets	$1,412,651	$2,432,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$69,368	$99,048
Interest rate swap	60,729	—
Senior debt	2,033,453	—
Convertible subordinated notes (net of discount of $396)	47,914	—

Total current liabilities	2,211,464	99,048

Long-term liabilities:
Long-term senior debt	—	2,010,681
Long-term convertible subordinated notes (net of discount of $670)	—	48,360
Other long-term liabilities, less current portion	61,165	147,381
Deferred income tax liabilities	195,896	426,448

Total liabilities	2,468,525	2,731,918

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at June 30, 2009 and December 31, 2008; no shares issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $.01 par value – authorized, 500,000,000 shares at June 30, 2009 and December 31, 2008; issued, 294,207,262 and 297,574,072 shares at June 30, 2009 and December 31, 2008, respectively; outstanding, 265,812,741 and 269,722,899 shares at June 30, 2009 and December 31, 2008, respectively	2,942	2,976
Additional paid-in capital	2,443,668	2,436,525
Treasury stock, at cost, 28,394,521 and 27,851,173 shares at June 30, 2009 and December 31, 2008, respectively	(344,370)	(344,297)
Accumulated deficit	(3,158,114)	(2,394,152)

Total stockholders’ deficit	(1,055,874)	(298,948)

Total liabilities and stockholders’ deficit	$1,412,651	$2,432,970

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$188,061	$229,186	$346,952	$435,000

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	73,247	87,291	153,127	174,195
Selling, general and administrative	52,398	56,499	101,026	114,694
Corporate general and administrative	9,394	9,055	15,008	19,803
Local marketing agreement fees	248	331	511	661
Asset impairment and disposal charges	985,653	364,401	985,653	364,401
Depreciation and amortization	10,211	13,612	20,471	23,399
Non-cash amounts related to contractual obligations	—	(805)	—	21,440
Other, net	990	(1,681)	997	(1,696)

Operating expenses	1,132,141	528,703	1,276,793	716,897

Operating loss	(944,080)	(299,517)	(929,841)	(281,897)

Interest expense, net	44,549	28,318	63,437	65,428
Gain on extinguishment of debt	—	(31,793)	(428)	(53,193)
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	—	5,140	777	6,654

Loss before income taxes	(988,629)	(301,182)	(993,627)	(300,786)

Income tax benefit	(229,972)	(49,632)	(229,665)	(40,963)

Net loss	$(758,657)	$(251,550)	$(763,962)	$(259,823)

Net loss per share—basic and diluted	$(2.88)	$(0.96)	$(2.90)	$(0.99)

Weighted average common shares outstanding—basic and diluted	263,815	262,799	263,723	262,707

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(763,962)	$(259,823)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,471	23,399
Non-cash amounts related to contract obligations	—	21,440
Gain on extinguishment of debt	(428)	(53,193)
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	160	6,654
Asset impairment and disposal charges	985,653	364,401
Non-cash debt-related amounts and facility fees	37,356	(159)
Fair value of swap liability	(21,626)	—
Provision for bad debts	2,112	1,753
Loss (gain) on sale of assets	118	(697)
Deferred income taxes	(230,551)	(44,427)
Stock-based compensation expense	7,114	7,211
Changes in operating assets and liabilities:
Accounts receivable	18,993	(4,029)
Prepaid expenses and other current assets	1,430	(2,599)
Accounts payable, accrued liabilities and other obligations	(32,877)	(13,391)

Net cash provided by operating activities	23,963	46,540

Cash flows from investing activities:
Capital expenditures	(2,173)	(5,131)
Proceeds from sale of assets	—	1,297
Other assets, net	—	90
ABC Radio merger acquisition costs	—	(388)

Net cash used in investing activities	(2,173)	(4,132)

Cash flows from financing activities:
Payments for early extinguishment of debt, including related fees	(292)	(276,590)
Debt issuance costs	(11,477)	—
Proceeds from senior credit and term facility	—	98,000
Other debt-related expenses	(617)	—
Purchase of shares held in treasury	(72)	(1,204)
Principal payments on other long-term obligations	(127)	(64)

Net cash used in financing activities	(12,585)	(179,858)

Net increase (decrease) in cash and cash equivalents	9,205	(137,450)
Cash and cash equivalents, beginning of period	18,634	200,321

Cash and cash equivalents, end of period	$27,839	$62,871

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

Supplemental schedule of cash flow information

	Six Months Ended June 30,
	2009	2008
Cash Payments:
Interest	$51,110	$66,952
Income taxes	1,966	2,086
Barter Transactions:
Barter revenue—included in net revenue	8,877	9,047
Barter expenses—included in cost of revenue and selling, general and administrative expense	9,635	8,543
Other Non-Cash Transactions:
Accrual of capital expenditures and FCC license upgrades	536	286
FIN 48 liability	66	—
Derivative related to contingent interest rate features	—	5,073
Change in fair value of interest rate swap liability, net of tax	—	2,291

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

On February 6, 2006, the Company and Alphabet Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”), a Delaware corporation, and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Agreement and Plan of Merger”). The Company refers to the Agreement and Plan of Merger as the “ABC Radio Merger Agreement.”

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Merger was treated as a purchase of the ABC Radio Business by the Company as the accounting acquirer. Accordingly, goodwill arising from the Merger was determined as the excess of the purchase price for the ABC Radio Business over the fair value of its net assets. During the quarter ended June 30, 2008, the Company finalized its allocation of the purchase price of the Merger, which resulted primarily in the identification and valuation of additional intangible assets and certain tangible assets (see Note 2).

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

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions that could affect the estimated fair values, the analysis of the measurement of deferred tax assets, including recognition of a valuation allowance to reduce the amount of deferred tax asset to the amount that is more likely than not to be realized, the identification and quantification of income tax liabilities due to uncertain tax positions, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when determining the value of certain fully vested stock units, equity awards containing market conditions and when employing the Black-Scholes valuation model to estimate the fair value of stock options and certain derivative financial instruments. For the purchase price allocation for the Merger, the Company made estimates and assumptions relating to the determination of values of the assets acquired and liabilities assumed. The Company also uses estimates for determining the estimated fair value of its interest rate swap, credit risk adjustments and certain derivative financial instruments. Actual results could differ materially from those estimates.

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Receivables	$158,376	$179,414
Allowance for estimated uncollectible accounts	(8,456)	(8,613)

Accounts receivable, net	$149,920	$170,801

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

Debt Issuance Costs and Debt Discount

The costs related to the issuance of debt are generally capitalized as other assets and amortized to interest expense using the effective interest rate method over the term of the related debt. The discounts recorded as reductions to the convertible subordinated notes are also amortized to interest expense generally over the contractual term of the notes. The balances of debt issuance costs and discounts are adjusted to interest expense in relation to the pay down or repurchase of the underlying debt.

Subsequent Events

The Company has evaluated subsequent events through August 7, 2009, the date that these financial statements were issued.

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

The Company’s financial instruments are measured at fair value on a recurring basis. See further discussion regarding the valuation of the derivatives and the interest rate swap at Notes 6 and 7, respectively. Financial liabilities measured at fair value on a recurring basis as of June 30, 2009 were as follows:

	Carrying Amount	Total Fair Value	Significant Unobservable Inputs (level 3)
	(in thousands)
Financial Liabilities:
Contingent interest derivative	$242	$242	$242
Interest rate swap	60,729	60,729	60,729

Total liabilities	$60,971	$60,971	$60,971

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended June 30, 2009:

	January 1, 2009	Net realized/ unrealized gains included in earnings (a)	June 30, 2009
	(in thousands)
Financial Liabilities:
Contingent interest derivative	$1,770	$(1,528)	$242
Interest rate swap	82,355	(21,626)	60,729

Total liabilities	$84,125	$(23,154)	$60,971

(a)	Earnings impact is included in the interest expense, net caption of the accompanying consolidated condensed statements of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was adopted on January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was adopted on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. SFAS 157-4 provides additional guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, but the provisions of FSP No. SFAS 157-4 will be effective for the Company beginning April 1, 2009. The adoption of FSP No. SFAS 157-4 on April 1, 2009 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. SFAS 107-1 and APB 28-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. SFAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. The provisions of FSP No. SFAS 107-1 and APB 28-1 were effective for the Company beginning April 1, 2009.

The following summary presents a description of the methodologies and assumptions used to determine the estimated fair values for the Company’s significant financial instruments as required by FSP No. SFAS No. 107-1.

Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities: The carrying amount is assumed to be the fair value because of the liquidity or short-term maturity of these instruments.

Senior Debt: Based on a analysis that takes into account various factors, including average bid prices, and prepayments of amounts outstanding from certain lenders, if applicable, the estimated fair value of the Company’s Senior Credit and Term Facility at June 30, 2009 and December 31, 2008 was $1,077.7 million and $1,206.4 million, respectively, compared to the Company’s carrying value of $2,033.5 million and $2,010.7 million, respectively.

Subordinated Debt and Convertible Subordinated Notes: Based on average trading prices, the estimated fair value of the Company’s convertible subordinated notes at June 30, 2009 and December 31, 2008 was $4.8 million and $24.0 million, respectively, compared to the Company’s carrying value of $48.3 million and $49.0 million, respectively.

Other Long-Term Liabilities: The terms of the Company’s other long-term liabilities approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments. FSP No. SFAS 115-2 and SFAS 124-2 incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The adoption of FSP No. SFAS 115-2 and SFAS 124-2 on April 1, 2009 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The Company adopted SFAS No. 165 as of June 30, 2009 and has included certain disclosures under the “Subsequent Events” caption above.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 will be effective for the Company beginning January 1, 2010. The Company is currently evaluating the potential impact of SFAS No. 167 on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 168 establishes the codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. SFAS No. 168 will be effective for the Company’s third quarter 2009 financial statements.

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

The Company’s annual impairment testing date is October 1st of each year and, therefore, the Company performs its annual impairment analysis in the fourth quarter and, if necessary, performs interim impairment analyses. During the year ended December 31, 2008, the Company recognized non-cash impairment charges of $1,197.4 million, which were comprised of $824.4 million and $373.0 million relating to FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values. The material assumptions utilized in the Company’s analyses in 2008 included overall future market revenue growth rates for the residual year of approximately 2.5% at June 30, 2008 and 2.0% at December 31, 2008, weighted average cost of capital of 9% at June 30, 2008 and 10.0% at December 31, 2008 and estimated EBITDA multiples of between 8.6 times and 9.4 times at June 30, 2008 and 7.0 times at December 31, 2008.

The radio marketplace continued to deteriorate during the first six months of 2009 and the Company expects advertising revenue to continue to decline in comparison to the same periods in the prior year for the remainder of 2009. Radio market revenue estimates for future years have continued to decline at a rate greater than anticipated at December 31, 2008. In May 2009, the Company engaged a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure. As a result of the continued deterioration in the radio marketplace during 2009 and the greater than anticipated decline in overall radio market revenue estimates for future years, as well as fair value indicators resulting from the Company’s evaluation of its capital structure, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values. The material assumptions utilized in the Company’s analyses as of June 30, 2009 included overall future market revenue growth rates for the residual year of approximately 1.5%, a weighted average cost of capital of 12.0% and estimated EBITDA multiples of approximately 5.0 times.

If the material assumptions utilized are less favorable than those projected by the Company or if market conditions and operational performance of the Company’s reporting units were to continue to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, the Company may be required to recognize additional impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

The Company recognized non-cash impairment and disposal charges of $10.8 million during the year ended December 31, 2008 and an additional $10.0 million in the second quarter of 2009 in order to write down the FCC licenses of the stations in the Divestiture Trusts to their estimated fair value since these stations are more likely than not to be disposed. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

The changes in the carrying amounts of FCC licenses and goodwill for the six months ended June 30, 2009 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance January 1, 2009	$1,370,904	$492,799
Asset impairment and disposal charges	(772,241)	(170,823)

Balance June 30, 2009	$598,663	$321,976

Definite-Lived Intangible Assets

In connection with the Merger, the Company allocated $82.5 million to customer relationships and $57.9 million to affiliate relationships that are being amortized in relation to the economic benefits of such assets over total estimated useful lives of approximately five to seven years. In connection with the Company’s interim impairment test performed in accordance with SFAS No. 142, the Company assessed the carrying value of certain material definite lived intangible assets at the Radio Network in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This assessment resulted in a non-cash impairment charge of approximately $17.2 million to customer relationships and $25.4 million to affiliate relationships to reduce the carrying value of the definite-lived intangibles to their estimated fair values.

Approximately $6.2 million and $8.5 million of amortization expense was recognized on the intangible assets discussed above during the three months ended June 30, 2009 and 2008, respectively, and approximately $12.4 million and $13.5 million was recognized during the six months ended June 30, 2009 and 2008, respectively. Both 2008 amounts include approximately $3.5 million representing the additional cumulative amortization for the period from the date of the Merger through June 30, 2008 relating to the increased balance of such intangible assets determined in connection with the finalization of the purchase price allocation.

Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated condensed balance sheets, and the balances as of June 30, 2009 and December 31, 2008 were $1.5 million and $1.8 million, respectively. The amount of amortization expense for definite-lived intangible assets, excluding the customer and affiliate relationships discussed above, was $0.2 million for each of the quarters ended June 30, 2009 and 2008 and $0.3 million for each of the six-month periods ended June 30, 2009 and 2008. The Company estimates the following amount of amortization expense over the next five years related to the total definite-lived intangible assets:

Amortization Expense
(in thousands)
2009	20,217
2010	12,399
2011	10,455
2012	7,234
2013	4,255

$54,560

3.	DISPOSITIONS

During the quarter ended June 30, 2008, the Divestiture Trusts completed the sale of two stations for a total purchase price of approximately $1.3 million. There were no dispositions during the six months ended June 30, 2009.

4.	OTHER LONG-TERM LIABILITIES

In the third quarter of 2004, the Company reached a settlement with its previous national representation firm and entered into a long-term agreement with a new representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with the previous representation firm and entered into a new long-term contract with the Company. In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. As such, the Company recognized the estimated payments to the previous national representation firm of approximately $21.4 million as a non-cash charge related to contract obligations in the year ended December 31, 2008, including a reduction of $0.8 million during the quarter ended June 30, 2008 to reduce the non-cash expense to the final negotiated contract buyout amount. The total up-front payment amount related to this contract of approximately $26.4 million, which includes an additional up-front payment received by the Company in connection with entering into the new contract, represents a deferred obligation and is included in other long-term liabilities in the accompanying consolidated condensed balance sheets as of June 30, 2009 and December 31, 2008. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019, and a previous remaining unamortized charge of approximately $11.7 million as of the inception of this new contract is continuing to be amortized over the original term of the contract to which the payment relates.

The Company’s new national representation firm guaranteed a minimum amount of national sales for the twelve-month period ended March 31, 2009. Based on national sales amounts, the Company determined that the guaranteed minimum amount of national sales for the twelve-month period ended March 31, 2009 was not attained. The present value of the estimated guaranteed amount was recorded as a receivable of approximately $12.2 million, with a corresponding deferred liability. The Company expects to finalize the guarantee amount before the end of the year and the amount may differ from the estimated receivable and corresponding deferred liability. The deferred amount is being amortized over the term of the agreement as a reduction to national commission expense, which is included in cost of revenue.

As part of its finalization of the purchase price allocation for the Merger in the second quarter of 2008, the Company recorded a $13.5 million liability to reflect an acquired programming contract at its estimated fair market value. The balance of the unfavorable contract liability is being amortized as an adjustment to revenue over the remaining life of the contract, which expires in December 2009. As of June 30, 2009, the remaining unamortized unfavorable contract liability is approximately $2.7 million.

5.	SENIOR DEBT

In connection with the Merger, as discussed at Note 1, the Company entered into the Senior Credit and Term Facility, which is guaranteed by the Company’s operating subsidiaries.

On March 13, 2008, the Senior Credit and Term Facility was amended to permit the Company to make voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts on up to three occasions for a period of 90 days after the date of the amendment in an aggregate amount of up to $200.0 million. The Company was not obligated to make any such prepayments, and the discount percentage for each prepayment was based on the amount below par at which the lenders were willing to permit the voluntary prepayment. The amendment also reduced the aggregate amount of the uncommitted incremental credit facilities under the Senior Credit and Term Facility from $750 million to $350 million. The Company did not borrow from any of these incremental facilities.

On May 30, 2008, the Senior Credit and Term Facility was amended a second time to permit the Company to make additional voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts through December 31, 2008 in an aggregate amount of up to $200.0 million less the aggregate amounts of voluntary prepayments made under the first amendment.

During the quarter ended June 30, 2008, the Company paid down $34.0 million and $2.0 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of $30.2 million. During the first six months of 2008, the Company paid down $63.0 million and $86.3 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of $120.8 million. The Company recognized gains of $5.2 million and $26.6 million, both net of transaction fees, during the quarter and six months ended June 30, 2008 resulting from the early extinguishment of a portion of its Senior Credit and Term Facility. The Company made no such prepayments during the six months ended June 30, 2009.

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

The monthly liquidity test requires the Company’s consolidated liquidity, as defined in the Fourth Amendment, to be equal to or greater than $15 million for the months of April through July 2009, $20 million for the months of August and September 2009, and $25 million for the months of October, November and December 2009. The Company was in compliance with the monthly consolidated EBITDA and liquidity tests for the months of April through June 2009, and as of June 30, 2009 cumulative consolidated EBITDA was approximately $84 million and consolidated liquidity was approximately $26 million.

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

The Company was in compliance with its covenants under the Senior Credit and Term Facility as of June 30, 2009, and the Company expects to be in compliance with the modified terms of the Senior Credit and Term Facility through 2009. Management continues to monitor the Company’s compliance with its debt covenants and is taking actions to reduce expenses, improve programming content, enhance revenues and manage its cash flow requirements. Should the Company’s actions not be sufficient to meet the covenants, or if the Company does not generate enough cash to fund its operating expenses and pay its debt service obligations, the Company may be required to negotiate further amendments to its credit agreement or to restructure its debt. Based on the current economic conditions, capital markets and the continuing decline in radio revenues, the Company anticipates that it will be difficult for the Company to meet these requirements in 2010, especially those commencing on January 15, 2010. If the Company fails to do so, the Company will be in default under its Senior Credit and Term Facility and would also be in default under the terms of its convertible subordinated notes. Because of the uncertainty relating to the Company’s ability to comply with these covenants, the amounts outstanding under the Senior Credit and Term Facility and the convertible subordinated notes are classified as current liabilities as of June 30, 2009. Should the Company default, its indebtedness may be accelerated, it will likely not be able to satisfy these obligations, and the Company may need to either obtain an additional amendment or waiver from lenders or reorganize its capital structure and debt. In May 2009, the Company hired a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure.

The Company had $52.4 million of debt issuance costs related to the Senior Credit and Term Facility, including approximately $0.3 million, $10.5 million and $11.5 million incurred in connection with the amendments on March 13, 2008, November 25, 2008 and March 26, 2009. The Company also incurred approximately $0.6 million in costs paid to third parties in connection with the Fourth Amendment, and these amounts were expensed primarily during the first quarter of 2009 based upon guidance contained in EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. In accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the Company wrote off $0.2 million in debt issuance costs in connection with the modification of the Senior Credit and Term Facility under the Fourth Amendment. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Company wrote off approximately $0.5 million and $2.0 million of debt issuance costs relating to the prepayments during the three and six months ended June 30, 2008, respectively. Pursuant to the terms of the Senior Credit and Term Facility and the resulting classification as a current liability beginning with the quarter ended March 31, 2009, the remaining amount of debt issuance costs are being amortized over the 9.5 month period through January 15, 2010. During the quarters ended June 30, 2009 and 2008, the amortization of these debt issuance costs was $13.6 million and $1.3 million, respectively, and for the six months ended June 30, 2009 and 2008, the amortization was $15.7 million and $2.7 million, respectively. As of June 30, 2009, $29.4 million of debt issuance costs are unamortized.

As discussed above, the Senior Credit and Term Facility is classified as a current liability in the accompanying June 30, 2009 consolidated condensed balance sheet. However, pursuant to the stated terms of the Senior Credit and Term Facility, principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012	22,500
September 30, 2012, December 31, 2012, March 31, 2013	112,500
June 12, 2013	45,851

Based on the stated terms of the Senior Credit and Term Facility, principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,304.9 million on June 12, 2014.

Based on the stated terms of the Senior Credit and Term Facility, the revolving loans under the Senior Credit and Term Facility are due in full on June 12, 2013. The Fourth Amendment reduced the revolving portion of the Senior Credit and Term Facility from $150 million to $140 million. Additionally, $125 million of the revolving loans may not be reborrowed if the amounts are repaid.

Although the Company has classified its senior debt as a current liability as of June 30, 2009, if payments were to be made according to the stated terms of the Senior Credit and Term Facility, the required aggregate principal payments as of June 30, 2009 would be as follows:

Payment Amount
(in thousands)
2009	$—
2010	75,350
2011	105,350
2012	536,325
2013	1,316,428
Thereafter	—

$2,033,453

Prior to the Fourth Amendment, at the Company’s election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrued at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranged from 0.00% to 0.50%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranged from 0.75% to 1.50%, depending on the Company’s leverage ratio. As of the effective date of the Fourth Amendment, at the Company’s election, interest on outstanding principal for the revolving loans and Tranche A Term Loans will accrue at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.50% or (b) the Eurodollar rate plus 1.50%. These interest payments will be due monthly.

Prior to the Fourth Amendment, for the outstanding principal for Tranche B Term Loans, the Company could have elected interest to accrue at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranged from 0.50% to 0.75%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranged from 1.50% to 1.75%, depending on the Company’s leverage ratio. As of the effective date of the Fourth Amendment, at the Company’s election, interest on outstanding principal for the Tranche B Term Loans will accrue at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.75% or (b) the Eurodollar rate plus 1.75%. These interest payments will be due monthly.

As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans will incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans will incur a rate of 4.25% per annum. On each interest payment date, this additional interest will increase the principal amount of the related debt and will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. The payment tables above reflect only the repayment of the facility fee incurred through June 30, 2009.

Below is a table that sets forth the rates, excluding the facility fee, and the amounts borrowed under the Company’s Senior Credit and Term Facility as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Tranche A Term Loans	$533,351	2.10 to 2.68%	$527,156	1.97 to 3.40%
Tranche B Term Loans	1,362,478	2.35 to 2.93%	1,347,525	2.20 to 3.65%
Revolving Loans	137,624	2.68%	136,000	3.40%

As of June 30, 2009, the Company had $1.0 million available in revolving loan commitments under the Senior Credit and Term Facility.

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

The Company has valued its obligation to settle dividends in cash upon conversion of its Original Notes, if any, in accordance with EITF 00-19 and SFAS No. 133. This derivative financial instrument is measured using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The derivative liability had virtually no estimated fair value as of June 30, 2009 or December 31, 2008. There was essentially no change in the estimated fair value of the derivative financial instrument during each of the three and six months ended June 30, 2009 and 2008.

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

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes do not differ in any material respect from those of the Original Notes. The Company completed this offer and exchange on June 5, 2008. The Company accepted all Original Notes that were validly tendered and not withdrawn in the exchange offer, and on June 11, 2008, the Company issued $274.5 million aggregate principal amount of Amended Notes pursuant to an indenture, dated as of June 11, 2008, between the Company and Wilmington Trust Company, as trustee. The Amended Notes will mature on February 15, 2011 unless earlier redeemed at the Company’s option under limited circumstances, converted into common stock at the option of any registered holder of the Amended Notes (each, a “Holder”) or repurchased by the Company at the option of the Holder under limited circumstances. As of June 30, 2009, $0.5 million of the Original Notes remained outstanding.

Per the terms of the Settlement Agreement, the Company had the ability to redeem the Amended Notes at $900 per $1,000 principal amount of the Amended Notes through December 31, 2008, and the Amended Notes may be redeemed at the election of the Company at $950 per $1,000 principal amount of the Amended Notes through December 31, 2009.

Through June 30, 2009, the Company had repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including the $55.0 million Original Notes related to the initial exchange offer. Of this total, $0.7 million was repurchased during the six months ended June 30, 2009, and $180.5 million was repurchased during the quarter and six months ended June 30, 2008. These repurchases resulted in gains of $0.4 million and $26.6 million, both net of transaction fees, in the six months ended June 30, 2009 and both the quarter and six months ended June 30, 2008, respectively. The balance of Original Notes and Amended Notes was $48.3 million as of June 30, 2009. Although the Company had been repurchasing the convertible subordinated notes, under the terms of the Fourth Amendment to the Senior Credit and Term Facility, the Company is now prohibited from doing so, except in very limited circumstances. Additionally, the Fourth Amendment requires the Company prior to January 15, 2010 to either (i) repay in full the outstanding convertible notes with subordinated refinanced indebtedness or (ii) enter into an agreement with the holders of the outstanding convertible notes to amend the maturity date to be no earlier than September 30, 2014, eliminate any principal payments until September 30, 2014, and require that all payments of interest thereon (except for the payment scheduled for August 15, 2009) be payable by adding such amounts to the principal amount of the outstanding convertible notes. It may be difficult for the Company to meet these 2010 covenants, and if not met, the Company will be in default under its Senior Credit and Term Facility. Should the Company default, its indebtedness may be accelerated, it will likely not be able to satisfy these obligations, and it may need to either obtain an additional amendment or waiver from lenders or to reorganize its capital structure and debt.

In the event that the Company is not in compliance with the covenants under the terms of the Senior Credit and Term Facility, the Company would also be in default under its convertible subordinated notes, and there is no assurance that the Company will be able to obtain a waiver for or cure such default, and in such case, the indebtedness under the convertible subordinated notes may be accelerated. Based on the current economic conditions, capital markets and the continuing decline in radio revenues, the Company anticipates that it will be difficult for the Company to meet its covenant requirements under the Senior Credit and Term Facility in 2010, especially those commencing on January 15, 2010. If the Company fails to do so, it will be in default under its Senior Credit and Term Facility and would also be in default under the terms of its convertible subordinated notes. Should the Company default, its indebtedness may be accelerated, it will likely not be able to satisfy these obligations, and the Company may need to either obtain an additional amendment or waiver from lenders or reorganize its capital structure and debt. Because of the uncertainty relating to the Company’s ability to comply with its covenants, the amounts outstanding under the Senior Credit and Term Facility and the convertible subordinated notes are classified as current liabilities as of June 30, 2009.

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

The contingent interest rate adjustments described in the terms of the Amended Notes are required to be accounted for in accordance with SFAS No. 133 and could cause interest to vary in future periods depending on the outstanding balance of Amended Notes. Accordingly, the Company estimated the value of the contingent interest derivative using a discounted cash flow analysis considering various repurchase scenarios, which determine the stated interest rate to be incurred, compared to a minimum base rate of interest of 4.0%. As of June 30, 2009 and 2008, this analysis resulted in a value of approximately $0.2 million and $1.2 million, respectively, and the change in fair value for the three and six months ended June 30, 2009 and the three months ended June 30, 2008 represented gains of $0.5 million, $1.5 million and $3.9 million, respectively, which is included in the accompanying consolidated condensed statements of operations as a component of interest expense, net.

Pursuant to the terms of the convertible subordinated notes and the resulting classification as a current liability beginning with the quarter ended March 31, 2009, the remaining amount of debt issuance costs and debt discount as of March 31, 2009 are being amortized over the 9.5 month period through January 15, 2010.

In connection with the repurchase of a portion of the Amended Notes, the Company wrote off approximately $3.2 million of debt discount during the three months ended June 30, 2008. For the quarters ended June 30, 2009 and 2008, the amortization of the discount on the convertible subordinated notes was $0.2 million and $0.5 million, respectively. During the six-month periods ended June 30, 2009 and 2008, the amortization of the convertible notes discount was $0.3 million and $0.6 million, respectively.

In connection with the repurchase of a portion of the Amended Notes, the Company also wrote off approximately $1.5 million of debt issuance costs during the three months ended June 30, 2008 that had been capitalized related to the convertible subordinated notes. For the quarters ended June 30, 2009 and 2008, the amortization of the debt issuance costs on the convertible subordinated notes was $0.1 million and $0.2 million, respectively. During the six-month periods ended June 30, 2009 and 2008, the amortization of these debt issuance costs was $0.1 million and $0.5 million, respectively.

As of June 30, 2009, debt issuance costs and debt discount of $0.2 million and $0.4 million, respectively, are unamortized.

7.	INTEREST RATE SWAP

In June 2007, the Company entered into an interest rate swap agreement. The agreement is an amortizing swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which the Company pays a fixed rate of 5.394% and receives a variable rate from the counterparty based on a three-month London Inter-Bank Offered Rate (“LIBOR”), for which measurement and settlement is performed quarterly. As of June 30, 2009, the notional amount of the swap agreement is $982.5 million. This agreement is used to manage the Company’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates, and the Company had originally designated the swap as a cash flow hedge in accordance with SFAS No. 133. The counterparty to this interest rate swap agreement is a major financial institution, and the Company believes that the risk of nonperformance by this counterparty is remote.

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

The Company determines the fair value of its interest rate swap in accordance with SFAS No. 157. As part of the fair value determination, the Company evaluated its default risk and credit spread compared to the swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Company’s nonperformance risk. As of December 31, 2008, the fair value of the swap was estimated to be a liability of $82.4 million and was classified as noncurrent in other long-term liabilities, and as of June 30, 2009, the interest rate swap liability was estimated to be $60.7 million, and its classification is linked to and consistent with that of the related Senior Term and Credit Facility. The change in the fair value of the interest rate swap liability during the quarter and six months ended June 30, 2009 was $16.6 million and $21.6 million, respectively, including the impact of the credit default risk, and was recognized as a component of interest expense.

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

As further discussed at Note 1, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders in connection with the Merger. As of June 30, 2009, net of shares held in treasury, the Company had 265,812,741 shares of common stock outstanding.

Stock Repurchase Plan

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of June 30, 2009, the Company had $62.4 million remaining under these repurchase programs. In addition, the Company acquired approximately 0.5 million and 0.8 million shares of common stock for approximately $0.1 million and $1.2 million during the six months ended June 30, 2009 and 2008, respectively, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock or common stock units. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory withholding tax required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. There are substantial limitations on the Company’s ability to repurchase common stock under the Fourth Amendment.

Dividends

There were no dividends declared or paid during the six months ended June 30, 2009 or 2008.

9.	COMPREHENSIVE LOSS

The Company’s comprehensive loss consists of net loss and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive loss consists of losses on derivative instruments that qualify for cash flow hedge treatment. As long as the hedge is deemed to be highly effective and it is probable that the forecasted transactions will occur, changes in the fair value of the interest rate swap that are effective are recorded in accumulated other comprehensive loss within the Company’s stockholders’ deficit. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated in the fourth quarter of 2008 and hedge accounting was discontinued.

The following table sets forth the components of comprehensive loss for three and six months ended June 30, 2008:

	June 30, 2008
	Three Months	Six Months
	(in thousands)
Net loss	$(251,550)	$(259,823)
Other comprehensive loss, net of tax benefit of $14,989 and $1,499, respectively	(22,909)	(2,291)

Comprehensive loss	$(274,459)	$(262,114)

10.	STOCK-BASED COMPENSATION

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

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (as defined pursuant to SFAS No. 123R). The Company is required to assess whether there is an available additional paid-in capital pool when the restrictions lapse or stock options are exercised or expire. As of June 30, 2009, the underlying fair value of equity awards since the date of grant has declined in value, and the Company does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the corresponding deferred tax asset, which may be material to the consolidated results of operations.

Long-Term Incentive Plans

On June 4, 2008, the compensation committee of the Company’s board of directors granted to the Company’s chief executive officer 2,000,000 nonvested shares of the Company’s common stock containing a market condition (the “Market Award”). In order to vest, the Company’s common stock must trade at a minimum price of at least $7.50 per share (the “Per Share Target”), as established by the closing price on the New York Stock Exchange, for at least five consecutive trading days. The Per Share Target must be achieved on or before seven years from the date of grant, and the chief executive officer must remain continuously employed by the Company until such time as the Per Share Target is achieved in order for 100% of the Market Award to vest. In the event that the Per Share Target or the continuous employment requirement is not met, 100% of the Market Award will be forfeited. The fair value of this award was estimated on the date of grant using a barrier option valuation model based on various assumptions, including the following: risk-free interest rate of approximately 4%, dividend yield of 0%, expected life of approximately seven years, and volatility of approximately 42%.

In addition, the compensation committee of the Company’s board of directors approved a grant on June 4, 2008 to the Company’s chief executive officer and a director of the Company for 2,000,000 and 10,000 of nonvested time-vesting shares of the Company’s common stock, respectively, and a grant on June 27, 2008 to employees and certain of the Company’s officers of 2,156,500 nonvested time-vesting shares of the Company’s common stock. All nonvested time-vesting shares granted will vest in three equal annual installments beginning one year from the respective grant dates. On June 27, 2008, the compensation committee of the Company’s board of directors also granted to a certain executive officer of the Company 125,000 nonvested performance-vesting shares, which are subject to the Company’s attainment of certain revenue-related performance objectives and continued employment, and vest in three equal annual installments beginning on June 27, 2009.

Effective April 1, 2009, the Company’s chief executive officer voluntarily cancelled both (i) the 2,000,000 shares of restricted stock with both performance-based and time-based vesting conditions and (ii) the 2,000,000 shares of restricted stock with solely time-based vesting conditions. Accordingly, the remaining unrecognized compensation expense of $3.6 million as of that date was recognized by the Company in the second quarter of 2009.

Stock options are generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment or service as a director or independent contractor. No options were granted during either of the six months ended June 30, 2009 or 2008.

Total stock-based compensation expense recognized under SFAS No. 123R for the three and six months ended June 30, 2009 was $5.3 million and $7.1 million, respectively, on a pre-tax basis. Total stock-based compensation expense recognized under SFAS No. 123R was $3.1 million and $7.2 million, on a pre-tax basis, for the three and six months ended June 30, 2008, respectively. The associated tax (benefit) expense for the three and six months ended June 30, 2008 was $(0.6) million and $7.0 million, respectively. The expense for the six months ended June 30, 2008 includes an $8.5 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Total stock-based compensation expense for the six months ended June 30, 2008 includes approximately $0.5 million related to dividends paid on nonvested shares of common stock that the Company estimates will not ultimately vest or did not ultimately vest.

As of June 30, 2009, unrecognized pre-tax stock-based compensation expense was approximately $6.9 million and is expected to be recognized over a weighted average period of approximately 1.2 years.

As of June 30, 2009, the total number of shares of common stock that remain authorized, reserved, and available for issuance under all plans was approximately 17.7 million, not including shares underlying outstanding grants.

The following table summarizes stock option activity for the Company for the six months ended June 30, 2009:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding at January 1, 2009	11,452	$8.67
Granted	—	—
Exercised	—	—
Forfeited	(298)	5.58
Cancelled or modified	(2,441)	6.22

Outstanding at June 30, 2009	8,713	$9.46	3.9	$—

Vested or expected to vest at June 30, 2009	8,490	$9.60	3.8	$—

Exercisable at June 30, 2009	7,436	$10.13	3.8	$—

No options were granted or exercised during either of the six months ended June 30, 2009 or 2008.

Activity related to shares of nonvested stock is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Nonvested awards at January 1, 2009	6,620	$2.07
Granted	—	—
Awards vested	(812)	3.28
Forfeited	(225)	1.34
Cancelled	(4,000)	1.72

Nonvested awards at June 30, 2009	1,583	$2.43

Shares of Nonvested Common Stock Units
Nonvested awards at January 1, 2009	1,770	$5.90
Granted	—	—
Awards vested	(858)	5.90
Forfeited	(200)	5.90

Nonvested awards at June 30, 2009	712	$5.90

The total fair value of awards of nonvested shares of common stock or common stock units that vested during the six months ended June 30, 2009 and 2008 was $7.7 million and $14.4 million, respectively.

11.	INCOME TAXES

For the three months ended June 30, 2009, the Company’s effective tax rate was 23.3%. This effective rate differed from the federal tax rate of 35% primarily due to changes in the Company’s valuation allowance and the $985.7 million asset impairment charge recognized by the Company.

For the three months ended June 30, 2008, the Company’s effective tax rate was 16.5%. This effective rate differed from the federal tax rate of 35% as the result of a $364.4 million asset impairment charge recognized by the Company, state income tax expense, net of federal benefit, certain non-deductible compensation costs, additional state tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate, and other non-deductible expenses.

For the six months ended June 30, 2009, the Company’s effective tax rate was 23.1%. This effective rate differed from the federal tax rate of 35% primarily due to changes in the Company’s valuation allowance and the $985.7 million asset impairment charge recognized by the Company.

For the six months ended June 30, 2008, the Company’s effective tax rate was 13.6%. This effective rate differed from the federal tax rate of 35% as the result of a $364.4 million asset impairment charge recognized by the Company, a non-cash write-down of the Company’s deferred tax asset for the excess of stock compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon the vesting of stock-based awards, state income tax expense, net of federal benefit, certain non-deductible compensation costs, additional state tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate and other non-deductible expenses.

12.	NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net loss per share, and FSP No. EITF 03-6-1, which stipulates that instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128 in periods of net income. During periods of net loss, the share-based payment transactions are not considered participating securities. Since the Company recorded a net loss for each of the three and six months ended June 30, 2009 and 2008, there is no impact as a result of the Company’s adoption of FSP No. EITF 03-6-1 for the periods presented.

Basic net loss per share excludes dilution and is computed for all periods presented by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. For each of the three and six months ended June 30, 2009 and 2008, diluted net loss per share is computed in the same manner as basic net loss per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options and nonvested shares of common stock (using the treasury stock method) and (2) the effect of the Company’s convertible subordinated notes. Anti-dilutive instruments are not considered in this calculation.

There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for any of the three or six months ended June 30, 2009 or 2008. Potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 1.9 million shares of common stock of the Company for each of the three and six months ended June 30, 2009 and into 11.7 million and 12.4 million shares of common stock of the Company for the three and six months ended June 30, 2008, respectively, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net revenue:
Radio Markets	$156,158	$184,982	$287,089	$346,146
Radio Network	32,964	46,072	61,938	92,497

Segment revenue	$189,122	$231,054	$349,027	$438,643

Intersegment revenue:
Radio Markets	$(1,061)	$(1,868)	$(2,075)	$(3,643)
Radio Network	—	—	—	—

Total intersegment revenue	$(1,061)	$(1,868)	$(2,075)	$(3,643)

Net revenue	$188,061	$229,186	$346,952	$435,000

SOI:
Radio Markets	$61,510	$79,650	$97,197	$134,920
Radio Network	2,429	7,663	(1,872)	14,483
Non-cash amounts related to contractual obligations	—	805	—	(21,440)
Corporate general and administrative	(9,394)	(9,055)	(15,008)	(19,803)
Local marketing agreement fees	(248)	(331)	(511)	(661)
Asset impairment and disposal charges	(985,653)	(364,401)	(985,653)	(364,401)
Stock-based compensation expense	(1,523)	(1,917)	(2,526)	(3,292)
Depreciation and amortization	(10,211)	(13,612)	(20,471)	(23,399)
Other, net	(990)	1,681	(997)	1,696

Operating loss	(944,080)	(299,517)	(929,841)	(281,897)

Interest expense, net	44,549	28,318	63,437	65,428
Gain on extinguishment of debt	—	(31,793)	(428)	(53,193)
Write-off of deferred financing costs and debt discount upon extinguishment of debt	—	5,140	777	6,654

Loss before income taxes	(988,629)	(301,182)	(993,627)	(300,786)

Income tax benefit	(229,972)	(49,632)	(229,665)	(40,963)

Net loss	$(758,657)	$(251,550)	$(763,962)	$(259,823)

Asset impairment and disposal charges:
Radio Markets	$912,577	$344,531	$912,577	$344,531
Radio Network	73,076	19,870	73,076	19,870

Total asset impairment and disposal charges	$985,653	$364,401	$985,653	$364,401

Non-cash amounts related to contractual obligations
Radio Markets	$—	$(805)	$—	$21,440
Radio Network	—	—	—	—

Total non-cash amounts related to contractual obligations	$—	$(805)	$—	$21,440

Segment local marketing agreement fees:
Radio Markets	$248	$331	$511	$661
Radio Network	—	—	—	—

Total segment local marketing agreement fees	$248	$331	$511	$661

Segment stock-based compensation expense:
Radio Markets	$1,150	$1,362	$1,855	$2,281
Radio Network	373	555	671	1,011

Total segment stock-based compensation expense	$1,523	$1,917	$2,526	$3,292

Segment depreciation and amortization:
Radio Markets	$5,578	$4,579	$11,216	$12,321
Radio Network	4,633	9,033	9,255	11,078

Total segment depreciation and amortization	$10,211	$13,612	$20,471	$23,399

	June 30, 2009	December 31, 2008
	(in thousands)
Identifiable assets:
Radio Markets, exclusive of goodwill shown separately below	$987,697	$1,777,878
Goodwill	292,563	432,314

Total Radio Markets identifiable assets	$1,280,260	$2,210,192

Radio Network, exclusive of goodwill shown separately below	$79,779	$135,867
Goodwill	29,413	60,485

Total Radio Network identifiable assets	$109,192	$196,352

Corporate and other identifiable assets	$23,199	$26,426

Total assets	$1,412,651	$2,432,970

14.	COMMITMENTS AND CONTINGENCIES

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

Overview of Net Revenue, Segment Operating Income, Operating Loss, Corporate Expenses and Certain Cash Payments

•

Consolidated net revenue for the quarter ended June 30, 2009 was $188.1 million, as compared to $229.2 million for the quarter ended June 30, 2008, a decrease of $41.1 million, or 17.9%. Approximately $8.2 million of this decrease relates to the loss of the Sean Hannity and Paul Harvey network programs at Radio Network.

¿	Net revenue for the Radio Markets, which represents the Company’s owned and operated radio stations, for the quarter ended June 30, 2009 was $156.2 million, as compared to $185.0 million for the quarter ended June 30, 2008, a decrease of $28.8 million, or 15.6%. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets.

¿	Net revenue for the Radio Network for the quarter ended June 30, 2009 was $33.0 million, as compared to $46.1 million for the quarter ended June 30, 2008, a decrease of $13.1 million, or 28.4%. The loss of the Sean Hannity and Paul Harvey network programs accounted for approximately $8.2 million of the net revenue decline in the second quarter of 2009.

•

Consolidated segment operating income (see description under the heading “Segment Results of Operations” below) for the quarter ended June 30, 2009 was $63.9 million compared to $87.3 million for the quarter ended June 30, 2008, a decrease of approximately $23.4 million, or 27%. This decrease was due to the decreases in revenue offset by significant expense reductions in the current year quarter of $17.7 million, or 12.5%, compared to the quarter ended June 30, 2008. The Company remains focused on the reduction of costs in all areas while continuing to invest in profitable programming.

¿	Segment operating income for the Radio Markets during the quarter ended June 30, 2009 was $61.5 million as compared to $79.6 million during the quarter ended June 30, 2008, a decrease of $18.1 million. This decrease was due to the decreases in revenue offset by significant expense reductions in the current year quarter of $10.7 million, or 10.2%, compared to the quarter ended June 30, 2008.

¿	Segment operating income for the Radio Network during the quarter ended June 30, 2009 was $2.4 million compared to $7.7 million during the quarter ended June 30, 2008, a decrease of $5.3 million. This was due to the decreases in revenue offset by significant expense reductions in the 2009 quarter of $7.8 million, or 20.3%, compared to the quarter ended June 30, 2008.

•

Consolidated operating loss for the quarter ended June 30, 2009 was $944.1 million compared to $299.5 million for the quarter ended June 30, 2008, an increase of approximately $644.6 million. The second quarters of 2009 and 2008 reflected asset impairment charges of $985.7 million and $364.4 million, respectively. For additional information regarding the asset impairment and disposal charges see the discussion below under the heading “Components of Expenses.”

¿	Operating loss at the Radio Markets for the quarter ended June 30, 2009 was $858.0 million compared to $270.3 million for the quarter ended June 30, 2008, an increase of $587.7 million. This increase was due primarily to higher asset impairment and disposal charges of $568.1 million compared to the prior year quarter.

¿	Operating loss at Radio Network for the quarter ended June 30, 2009 was $75.7 million compared to $21.8 million for the quarter ended June 30, 2008, an increase of $53.9 million. This increase was due primarily to larger asset impairment and disposal charges of $53.2 million compared to the quarter ended June 30, 2008.

•

Corporate general and administrative expense was $9.4 million for the quarter ended June 30, 2009 compared to $9.1 million for the quarter ended June 30, 2008, an increase of approximately $0.3 million, or 3.3%. The increase in 2009 represents mainly $3.6 million of stock-based compensation recognized in the second quarter of 2009 upon the cancellation of certain equity awards. Excluding stock-based compensation, corporate general and administrative expenses decreased approximately $2.3 million, or 29.1%, to $5.6 million from $7.9 million.

•

Cash paid for interest, capital expenditures and income taxes for the quarter ended June 30, 2009 were $26.6 million, $0.9 million and $0.7 million, respectively. For the quarter ended June 30, 2008, cash paid for interest, capital expenditures and income taxes were $30.4 million, $2.9 million and $1.5 million, respectively.

Company Summary

On February 6, 2006, Citadel Broadcasting Corporation (the “Company”) and Alphabet Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger with The Walt Disney Company (“TWDC”), a Delaware corporation, and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC (the “Agreement and Plan of Merger”). The Company refers to the Agreement and Plan of Merger as the “ABC Radio Merger Agreement.”

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

On March 26, 2009, the Company entered into the Fourth Amendment to the Senior Credit and Term Facility, dated as of June 12, 2007, as previously amended, among the Company and several lenders (the “Fourth Amendment”). The Fourth Amendment modified various terms of the Senior Credit and Term Facility, including suspending certain financial covenants through 2009 while imposing new monthly covenants for 2009 (as further described in the “Senior Debt” section below). As of June 30, 2009, the balance outstanding under the Senior Credit and Term Facility was $2,033.5 million. The Company was in compliance with the modified terms of the Senior Credit and Term Facility as of June 30, 2009 and expects to remain in compliance with these terms through 2009. The Fourth Amendment also requires the Company to have at least $150 million of available cash as of January 15, 2010 and that the remaining convertible subordinated notes be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010. The Fourth Amendment also requires that if the Company’s cash exceeds $30,000,000 at any time, then the Company must put the amount in excess of $30,000,000 into a cash collateral account for the benefit of the Company’s lenders. The Company will not have access to the cash collateral account to operate its business, fulfill its obligations, or to otherwise meet its liquidity needs without the consent of the lenders.

Based on the current economic conditions, capital markets and the continuing decline in radio revenues, the Company anticipates that it will be difficult for the Company to meet these requirements in 2010, especially those commencing on January 15, 2010. If we fail to do so, we will be in default under our Senior Credit and Term Facility and would also be in default under the terms of our convertible subordinated notes (as further described in the “Subordinated Debt and Convertible Subordinated Notes” section below). Should we default, our indebtedness may be accelerated, we will likely not be able to satisfy these obligations, and we may need to either obtain an additional amendment or waiver from lenders or reorganize our capital structure and debt.

Management continues to monitor the Company’s compliance with its debt covenants and is taking actions to reduce expenses, improve programming content, enhance revenues and manage its cash flow requirements. Should the Company’s actions not be sufficient to meet the covenants, or if we do not generate enough cash to fund our operating expenses and pay our debt service obligations, the Company may be required to negotiate further amendments to its credit agreement or to restructure its debt. In May 2009, the Company hired a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure.

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company owns and operates radio stations and holds Federal Communications Commission (“FCC”) licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”) as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. In addition to owning and operating radio stations, we also own and operate Citadel Media, which was formerly identified as ABC Radio Network (the “Radio Network”), which produces and distributes a variety of news and news/talk radio programming and formats. The Radio Network is a leading radio network and syndicator with approximately 4,000 station affiliates and 8,500 program affiliations and is a separate reportable segment as defined by SFAS No. 131. Our top 25 markets accounted for approximately 76% and approximately 75% of the Radio Markets segment revenue for the three and six months ended June 30, 2009 and approximately 80% and approximately 76% for the three and six months ended June 30, 2008. The Radio Markets segment and the Radio Network segment contributed approximately 83% and approximately 17%, respectively, of our consolidated net revenues for the quarter ended June 30, 2009 and approximately 80% and approximately 20%, respectively, for the quarter ended June 30, 2008. During the six months ended June 30, 2009, the Radio Markets segment and the Radio Network segment contributed approximately 82% and approximately 18%, respectively, of our consolidated net revenues and approximately 79% and approximately 21%, respectively, for the six months ended June 30, 2008.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. For both of the three and six months ended June 30, 2009, approximately 80% of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising, and approximately 20% was generated from the sale of national advertising. For both the three and six months ended June 30, 2008, approximately 83%, of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising, and approximately 17% was generated from the sale of national advertising. The major categories of our Radio Markets’ advertisers include automotive companies, restaurants, fast food chains, banks, entertainment companies, medical companies, and grocery and retail merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

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

The Radio Network is also the exclusive sales representative for the ESPN Radio Network content, providing both sales and distribution services. ESPN produces the network’s programming, which includes ESPN SportsCenter, Mike & Mike In The Morning, hosted by Mike Greenberg and former NFL player Mike Golic, as well as national broadcasts of Major League Baseball, the NBA, and Bowl Championship Series. The ESPN Radio Network Sales Representation Agreement, entered into as of June 12, 2007, sets forth the terms under which the Radio Network acts as the exclusive sales representative for the ESPN Radio Network. The Radio Network provides a sales staff to solicit and negotiate the sale of advertising on behalf of the ESPN Radio Network and to manage the advertising trafficking, billing and collection functions in exchange for a portion of all net sales generated on behalf of the ESPN Radio Network.

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

The Company’s annual impairment testing date is October 1st of each year and, therefore, the Company performs its annual impairment analysis in the fourth quarter and, if necessary, performs interim impairment analyses. During the year ended December 31, 2008, the Company recognized non-cash impairment and disposal charges of $1,197.4 million, which was comprised of $824.4 million and $373.0 million relating to FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values. The material assumptions utilized in the Company’s analyses in 2008 included overall future market revenue growth rates for the residual year of approximately 2.5% at June 30, 2008 and 2.0% at December 31, 2008, a weighted average cost of capital of 9% at June 30, 2008 and 10.0% at December 31, 2008 and estimated EBITDA multiples of between 8.6 times and 9.4 times at June 30, 2008 and 7.0 times at December 31, 2008.

The radio marketplace continued to deteriorate during the first six months of 2009 and the Company expects advertising revenue to continue to decline in comparison to the same periods in the prior year for the remainder of 2009. Radio market revenue estimates for future years have continued to decline at a rate greater than anticipated at December 31, 2008. In May 2009, the Company engaged a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure. As a result of the continued deterioration in the radio marketplace during 2009 and the greater than anticipated decline in overall radio market revenue estimates for future years, as well as fair value indicators resulting from the Company’s evaluation of its capital structure, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values. The material assumptions utilized in the Company’s analyses as of June 30, 2009 included overall future market revenue growth rates for the residual year of approximately 1.5%, weighted average cost of capital of 12.0% and estimated EBITDA multiples of approximately 5.0 times.

If the material assumptions utilized are less favorable than those projected by us or if market conditions and operational performance of the Company’s reporting units were to continue to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations. As an example and based on the impairment analyses performed as of June 30, 2009, increasing the weighted average cost of capital from 12.0% to 12.5 % would result in an additional impairment charge of approximately $42.2 million to the Company’s FCC licenses and decreasing the estimated future market revenue growth rates from approximately 1.5% to 1.0% would result in an additional impairment charge of approximately $27.1 million to the Company’s FCC licenses.

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. During the year ended December 31, 2008, the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required the Company to transfer one of its existing stations in its Salt Lake City market into a divestiture trust (together with Last Bastion, the “Divestiture Trusts”). The Company recognized non-cash impairment and disposal charges of $10.8 million during the year ended December 31, 2008 and an additional $10.0 million in the second quarter of 2009 in order to write down the FCC licenses of the transferred stations to their estimated fair value since these stations are more likely than not to be disposed. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

In connection with the Company’s interim impairment test performed in accordance with SFAS No. 142, the Company also assessed the carrying value of certain material definite lived intangible assets at the Radio Network in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This assessment resulted in a non-cash impairment charge of approximately $42.6 million to reduce the carrying value of the definite lived intangibles to their estimated fair values.

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Revenue

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Net revenue:
Local	$124.5	$154.7	$(30.2)
National	63.6	74.5	(10.9)

Net revenue	$188.1	$229.2	$(41.1)

Net revenue for the three months ended June 30, 2009 decreased by approximately $41.1 million, or 17.9%, from approximately $229.2 million during the three months ended June 30, 2008 to approximately $188.1 million. This decline was due to lower revenue of $28.8 million from our Radio Markets, primarily due to decreases in local advertising revenue, and $13.1 million from the Radio Network, due primarily to an industry wide decline in radio advertising and the Radio Network’s loss of the Sean Hannity and Paul Harvey syndicated programs.

As a result of the current economic environment, the Company believes net revenue will continue to decline in the remaining quarters of 2009 as compared to the same quarters in the prior year.

Cost of Revenue

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$73.2	$87.3	$(14.1)

Cost of revenue decreased approximately $14.1 million, or 16.2%, to $73.2 million for the three months ended June 30, 2009 as compared to $87.3 million for the three months ended June 30, 2008. This decrease is primarily attributable to reductions in programming costs and advertising and promotional expenditures at both the Radio Markets and the Radio Network including costs associated with the Sean Hannity and Paul Harvey syndicated programs.

Selling, General and Administrative

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$52.4	$56.5	$(4.1)

Selling, general and administrative expenses for the three months ended June 30, 2009 decreased approximately $4.1 million, or 7.3%, to $52.4 million from $56.5 million for the three months ended June 30, 2008. This decrease was primarily attributed to decreases in selling-related costs at both the Radio Markets and the Radio Network due to lower revenue as well as decreases in overall general and administrative costs at the Radio Markets.

Corporate General and Administrative Expenses

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$9.4	$9.1	$0.3

Corporate general and administrative expenses increased $0.3 million, or 3.3%, from $9.1 million during the three months ended June 30, 2008 to $9.4 million for the three months ended June 30, 2009. The increase in corporate general and administrative expense is the result of an increase in stock-based compensation due to the Company’s chief executive officer voluntarily cancelling on April 1, 2009 both (i) the 2,000,000 shares of restricted stock with both performance-based and time-based vesting conditions and (ii) the 2,000,000 shares of restricted stock with solely time-based vesting conditions. Accordingly, the remaining unrecognized compensation expense of approximately $3.6 million was recognized by the Company in the second quarter of 2009.

Excluding stock-based compensation, corporate general and administrative expenses for the three months ended June 30, 2009 decreased approximately $2.3 million, or 29.1%, to $5.6 million from $7.9 million for the three months ended June 30, 2008. This decrease was attributable to decreases in professional fees and employee compensation.

Asset Impairment and Disposal Charges

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Asset impairment and disposal charges	$985.7	$364.4	$621.3

As a result of an overall deterioration in the radio marketplace during the first six months of 2008 and the Company’s decline in stock price during the same period, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2008. This interim impairment test resulted in a non-cash impairment charge of approximately $364.4 million to reduce the carrying value of FCC licenses and goodwill by $188.1 million and $176.3 million, respectively, to their estimated fair values.

The radio marketplace continued to deteriorate during the first six months of 2009 and the Company expects advertising revenue to continue to decline in comparison to the same periods in the prior year for the remainder of 2009. Radio market revenue estimates for future years have continued to decline at a rate greater than anticipated at December 31, 2008. In May 2009, the Company engaged a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure. As a result of the continued deterioration in the radio marketplace during 2009 and the greater than anticipated decline in overall radio market revenue estimates for future years, as well as fair value indicators resulting from the Company’s evaluation of its capital structure, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values.

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

In addition, the Company has certain stations remaining in the Divestiture Trusts in order to comply with FCC ownership limits. For the quarter ended June 30, 2009, the Company recognized non-cash impairment and disposal charges of $10.0 million in order to write down the FCC licenses of the transferred stations to their estimated fair value since these stations are more likely than not to be disposed. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

In connection with the Company’s interim impairment test performed in accordance with SFAS No. 142, the Company also assessed the carrying value of certain material definite lived intangible assets at the Radio Network in accordance with SFAS No. 144. This assessment resulted in a non-cash impairment charge of approximately $42.6 million for the quarter ended June 30, 2009 to reduce the carrying value of the definite lived intangibles to their estimated fair values.

Depreciation and Amortization

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$3.8	$4.9	$(1.1)
Amortization	6.4	8.7	(2.3)

Total depreciation and amortization	$10.2	$13.6	$(3.4)

Depreciation and amortization expense was $10.2 million during the three months ended June 30, 2009, compared to $13.6 million for the three months ended June 30, 2008, a decrease of $3.4 million, or 25.0%. The decrease in depreciation and amortization expense is primarily attributable to approximately $3.5 million of additional amortization expense recorded in the June 30, 2008 quarter as a result of the Company’s final allocation of the purchase price for the ABC Radio Business.

Non-Cash Charge Related to Contractual Obligations

In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. As such, the Company recognized the estimated payments to the previous national representation firm of approximately $21.4 million as a non-cash charge related to contract obligations in the year ended December 31, 2008, including a reduction of $0.8 million during the quarter ended June 30, 2008 to reduce the non-cash expense to the final negotiated contract buyout amount. The total up-front payment amount related to this contract of approximately $26.4 million, which includes an additional up-front payment received by the Company in connection with entering into the new contract, represents a deferred obligation and is included in other long-term liabilities in the accompanying consolidated condensed balance sheets as of June 30, 2009 and December 31, 2008. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019, as a reduction to national commission expense, which is included in cost of revenue. The previous remaining unamortized charge of approximately $11.7 million as of the inception of this new contract is continuing to be amortized over the original term of the contract to which the payment relates.

Other, Net

For the three months ended June 30, 2009, other, net of approximately $1.0 million includes $0.9 million of restructuring related costs. For the three months ended June 30, 2008, other, net resulted in a credit of approximately $1.7 million primarily due to a negotiated settlement and the sale of certain assets.

Operating Loss

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Operating loss	$(944.1)	$(299.5)	$(644.6)

Operating loss increased approximately $644.6 million from $299.5 million for the second quarter of 2008 to $944.1 million for the second quarter of 2009. The second quarters of 2009 and 2008 reflected asset impairment charges of approximately $985.7 million and $364.4 million, respectively. Excluding the non-cash asset impairment charges, the decrease in operating income of approximately $23.3 million is primarily the result of the decrease in revenue of $41.1 million partially offset by lower operating expenses of approximately $18.6 million.

Interest Expense, Net

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Interest expense, net	$44.5	$28.3	$16.2

Net interest expense increased to $44.5 million for the three months ended June 30, 2009 from $28.3 million for the three months ended June 30, 2008, an increase of $16.2 million. Included in net interest expense for the three months ended June 30, 2009 is a gain of $16.6 million resulting from a decrease in the fair value of the Company’s interest rate swap liability. The Company determines the fair value of its interest rate swap in accordance with SFAS No. 157, Fair Value Measurements. As part of the fair value determination, the Company evaluated its default risk and credit spread compared to the swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Company’s nonperformance risk. The Company’s interest rate swap was designated to hedge specific cash flow variability associated with certain interest payments. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated, and hedge accounting was discontinued. Changes in the fair value of the interest rate swap liability are recognized as interest expense.

Through March 31, 2009, we repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes. Although we had been repurchasing the convertible subordinated notes, under the terms of the Fourth Amendment, we are now prohibited from doing so, except in very limited circumstances. Offsetting the decrease in the balance was an increase in the interest rate. Since the aggregate principal amount of outstanding convertible subordinated notes, as amended (as described under the “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount” below) was $48.6 million as of December 31, 2008, the annual interest rate on all Amended Notes that were outstanding as of January 1, 2009 was changed to 8.0% compared to 4.0% during the 2008 second quarter.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 6 to the consolidated condensed financial statements, the convertible subordinated notes contain contingent interest rate features that are required to be accounted for as a derivative. The Company recorded these derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At each reporting date, the Company measures the estimated fair value of these instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings as an adjustment to interest expense. During the three months ended June 30, 2009 and 2008, we recognized gains due to the change in the estimated fair value of the derivative financial liabilities of $0.5 million and $3.9 million, respectively. Changes in the estimated value of the derivative liabilities could impact interest expense in future periods. In addition, see the discussion below under the heading “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount” for future impacts on interest expense for the Company.

Pursuant to the terms of the Senior Credit and Term Facility and convertible subordinated notes and the resulting classification as current liabilities beginning with the quarter ended March 31, 2009, the remaining amounts of debt issuance costs related to the Senior Credit and Term Facility and the convertible subordinated notes, as well as the remaining amount of debt discount related to the convertible subordinated notes as of March 31, 2009 are being amortized over the 9.5 month period through January 15, 2010. This reduced amortization period will significantly increase the amount of amortization throughout 2009 as compared to the prior year. In connection with the Senior Credit and Term Facility, the Company had $52.4 million of debt issuance costs, including approximately $0.3 million, $10.5 million and $11.5 million incurred in connection with the amendments on March 13, 2008, November 25, 2008 and March 26, 2009, respectively. During the quarters ended June 30, 2009 and 2008, the amortization of these debt issuance costs was $13.6 million and $1.3 million, respectively. For the quarters ended June 30, 2009 and 2008, the amortization of the debt issuance costs on the convertible subordinated notes was $0.1 million and $0.2 million, respectively. The Company recognized debt discount amounts corresponding to the derivative financial instruments associated with the convertible subordinated notes. For the three months ended June 30, 2009 and 2008, the amortization of the discount on the convertible subordinated notes was $0.2 million and $0.5 million, respectively. As of June 30, 2009, debt issuance costs of $29.4 million related to the Senior Credit and Term Facility and debt issuance costs and debt discount related to the convertible subordinated notes of $0.2 million and $0.4 million, respectively, remain unamortized.

As of March 27, 2009, the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incur a rate of 4.25% per annum. For the quarter ended June 30, 2009, interest expense includes approximately $21.8 million in facility fees; however this additional interest will be paid on each interest payment date by increasing the principal amount of the related debt. This interest will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. This facility fee is expected to increase the amount of interest expense during the year ending December 31, 2009 as compared to the prior year by approximately $66 million.

Excluding the changes in the estimated fair values of the interest rate swap agreement and derivative liabilities, the facility fees incurred pursuant to the fourth amendment of the Senior Credit and Term Facility as further described in the “Senior Debt” section below, and the amortization of debt issuance costs and debt discount, net interest expense was $25.9 million for the three months ended June 30, 2009 as compared to $30.2 million for the three months ended June 30, 2008, a decrease of $4.3 million. This remaining decrease in interest expense was primarily the result of lower interest rates under the Company’s Senior Credit and Term Facility and a decrease in the principal balance of the Company’s long-term debt.

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

During the quarter ended June 30, 2008, we paid down $34.0 million and $2.0 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of $30.2 million and recognized a gain of $5.2 million, net of transaction fees, resulting from the early extinguishment of a portion of our Senior Credit and Term Facility. The Company made no such prepayments during the quarter ended June 30, 2009.

During 2008, we reached a settlement with respect to litigation involving our convertible subordinated notes whereby we repurchased $55.0 million of such notes that were tendered and not withdrawn. The remaining convertible subordinated notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). During the quarter ended June 30, 2008, we repurchased an aggregate amount of $180.5 million in principal amount of our Amended Notes, including the $55.0 million related to the initial exchange offer, and recognized a gain of $26.6 million, net of transaction fees, in the second quarter of 2008. No such repurchases occurred during the second quarter of 2009.

In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Company wrote off $0.5 million of debt issuance costs relating to the prepayments during the three months ended June 30, 2008. In connection with the repurchase of a portion of the Amended Notes during the quarter ended June 30, 2008, we also wrote off $1.5 million of debt issuance costs that had been capitalized related to the convertible subordinated notes, as well as $3.2 million of debt discount.

Income Tax Expense

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Income tax benefit	$(230.0)	$(49.6)	$(180.4)

For the quarter ended June 30, 2009, the Company recognized an income tax benefit of $230.0 million based on a loss before income taxes of $988.6 million, or an effective tax rate of 23.3%. This effective rate differed from the federal tax rate of 35% primarily due to changes in the Company’s valuation allowance and the $985.7 million asset impairment charge recognized by the Company.

For the quarter ended June 30, 2008, the Company recognized an income tax benefit of $49.6 million based on a loss before income taxes of $301.2 million, or an effective tax rate of 16.5%. This effective rate differed from the federal tax rate of 35% primarily as the result of a $364.4 million asset impairment recognized by the Company, state income tax expense, net of federal benefit, certain non-deductible compensation costs, additional state tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate and other non-deductible expenses.

Net Loss

Net loss decreased to $758.7 million, or $(2.88) per basic share for the quarter ended June 30, 2009 compared to a net loss of $251.6 million, or $(0.96) per basic share, for the quarter ended June 30, 2008 as a result of the factors described above.

Diluted net loss per share is computed in the same manner as basic net loss per share after assuming issuance of common stock for all potentially dilutive equivalent shares. There are no potentially dilutive equivalent shares related to stock options for either of the three months ended June 30, 2009 and 2008. Potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 1.9 million and 11.7 million shares of common stock of the Company for the three months ended June 30, 2009 and 2008, respectively, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Revenue

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Net revenue:
Local	$228.8	$286.3	$(57.5)
National	118.2	148.7	(30.5)

Net revenue	$347.0	$435.0	$(88.0)

Net revenue for the six months ended June 30, 2009 decreased by approximately $88.0 million, or 20.2%, from approximately $435.0 million during the six months ended June 30, 2008 to approximately $347.0 million. This decline was due to lower revenue of $59.0 million from our Radio Markets, primarily due to decreases in local advertising revenue, and $30.6 million from the Radio Network, due primarily to an industry wide decline in radio advertising and the Radio Network’s loss of the Sean Hannity and Paul Harvey syndicated programs.

As a result of the current economic environment, the Company believes net revenue will continue to decline in the remaining quarters of 2009 as compared to the same quarters in the prior year.

Cost of Revenue

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$153.1	$174.2	$(21.1)

Cost of revenue decreased approximately $21.1 million, or 12.1%, to $153.1 million for the six months ended June 30, 2009 as compared to $174.2 million for the six months ended June 30, 2008. This decrease is primarily attributable to reductions in programming costs and advertising and promotional expenditures at both the Radio Markets and the Radio Network including costs associated with the Sean Hannity and Paul Harvey syndicated programs.

Selling, General and Administrative

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$101.0	$114.7	$(13.7)

Selling, general and administrative expenses for the six months ended June 30, 2009 decreased approximately $13.7 million, or 11.9%, to $101.0 million from $114.7 million for the six months ended June 30, 2008. This decrease was primarily attributed to decreases in selling-related costs at both the Radio Markets and the Radio Network due to lower revenue as well as decreases in overall general and administrative costs at the Radio Markets.

Corporate General and Administrative Expenses

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$15.0	$19.8	$(4.8)

Corporate general and administrative expenses decreased $4.8 million, or 24.2%, from $19.8 million during the six months ended June 30, 2008 to $15.0 million for the six months ended June 30, 2009. The decrease in corporate general and administrative expense is primarily the result of decreases in stock-based compensation of approximately $0.7 million and decreases in professional fees and employee compensation and benefits.

Effective April 1, 2009, the Company’s chief executive officer voluntarily cancelled both (i) the 2,000,000 shares of restricted stock with both performance-based and time-based vesting conditions and (ii) the 2,000,000 shares of restricted stock with solely time-based vesting conditions. Accordingly, the remaining unrecognized compensation expense of approximately $3.6 million as of that date was recognized by the Company in the second quarter of 2009.

Asset Impairment and Disposal Charges

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Asset impairment and disposal charges	$985.7	$364.4	$621.3

As a result of an overall deterioration in the radio marketplace during the first six months of 2008 and the Company’s decline in stock price during the same period, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2008. This interim impairment test resulted in a non-cash impairment charge of approximately $364.4 million to reduce the carrying value of FCC licenses and goodwill by $188.1 million and $176.3 million, respectively, to their estimated fair values.

The radio marketplace continued to deteriorate during the first six months of 2009 and the Company expects advertising revenue to continue to decline in comparison to the same periods in the prior year for the remainder of 2009. Radio market revenue estimates for future years have continued to decline at a rate greater than anticipated at December 31, 2008. In May 2009, the Company engaged a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure. As a result of the continued deterioration in the radio marketplace during 2009 and the greater than anticipated decline in overall radio market revenue estimates for future years, as well as fair value indicators resulting from the Company’s evaluation of its capital structure, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values.

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

In addition, the Company has certain stations remaining in the Divestiture Trusts in order to comply with FCC ownership limits. For the quarter ended June 30, 2009, the Company recognized non-cash impairment and disposal charges of $10.0 million in order to write down the FCC licenses of the transferred stations to their estimated fair value since these stations are more likely than not to be disposed. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

In connection with the Company’s interim impairment test performed in accordance with SFAS No. 142, the Company also assessed the carrying value of certain material definite lived intangible assets at the Radio Network in accordance with SFAS No. 144. This assessment resulted in a non-cash impairment charge of approximately $42.6 million for the six months ended June 30, 2009 to reduce the carrying value of the definite lived intangibles at the Radio Network to their estimated fair values.

Depreciation and Amortization

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$7.7	$9.6	$(1.9)
Amortization	12.7	13.8	(1.1)

Total depreciation and amortization	$20.4	$23.4	$(3.0)

Depreciation and amortization expense was $20.4 million during the six months ended June 30, 2009, compared to $23.4 million for the six months ended June 30, 2008, a decrease of $3.0 million, or 12.8%. The decrease in depreciation and amortization expense is primarily attributable to $3.5 million of additional amortization expense recorded in the June 30, 2008 quarter as a result of the Company’s final allocation of the purchase price for the ABC Radio Business.

Non-Cash Charge Related to Contractual Obligations

In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. As such, the Company recognized the estimated payments to the previous national representation firm of approximately $21.4 million as a non-cash charge related to contract obligations in the year ended December 31, 2008, including a reduction of $0.8 million during the quarter ended June 30, 2008 to reduce the non-cash expense to the final negotiated contract buyout amount. The total up-front payment amount related to this contract of approximately $26.4 million, which includes an additional up-front payment received by the Company in connection with entering into the new contract, represents a deferred obligation and is included in other long-term liabilities in the accompanying consolidated condensed balance sheets as of June 30, 2009 and December 31, 2008. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019, as a reduction to national commission expense, which is included in cost of revenue. The previous remaining unamortized charge of approximately $11.7 million as of the inception of this new contract is continuing to be amortized over the original term of the contract to which the payment relates.

Other, Net

For the six months ended June 30, 2009, other, net of approximately $1.0 million includes $0.9 million of restructuring related costs. For the six months ended June 30, 2008, other, net resulted in a credit of approximately $1.7 million primarily due to a negotiated settlement and the sale of certain assets.

Operating Loss

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Operating loss	$(929.8)	$(281.9)	$(647.9)

Operating loss for the six months ended June 30, 2009 was $929.8 million as compared to $281.9 million for the corresponding 2008 period. The six months ended June 30, 2009 and 2008 reflected asset impairment charges of approximately $985.7 million and $364.4 million, respectively. Excluding the non-cash asset impairment charges and amounts related to contractual obligations of $21.4 million recorded in the six months ended June 30, 2008, the decrease in operating income of approximately $48.0 million is primarily the result of the decrease in revenue of $88.0 million partially offset by lower operating expenses of approximately $39.9 million and a decrease in depreciation and amortization expense.

Interest Expense, Net

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Interest expense, net	$63.4	$65.4	$(2.0)

Net interest expense decreased to $63.4 million for the six months ended June 30, 2009 from $65.4 million for the six months ended June 30, 2008, a decrease of $2.0 million. Included in net interest expense for the six months ended June 30, 2009 is a gain of $21.6 million resulting from a decrease in the fair value of the Company’s interest rate swap liability. The Company determines the fair value of its interest rate swap in accordance with SFAS No. 157, Fair Value Measurements. As part of the fair value determination, the Company evaluated its default risk and credit spread compared to the swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Company’s nonperformance risk. The Company’s interest rate swap was designated to hedge specific cash flow variability associated with certain interest payments. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated, and hedge accounting was discontinued. Changes in the fair value of the interest rate swap liability are recognized as interest expense.

Through March 31, 2009, we repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes. Although we had been repurchasing the convertible subordinated notes, under the terms of the Fourth Amendment, we are now prohibited from doing so, except in very limited circumstances. Offsetting the decrease in the balance was an increase in the interest rate. Since the aggregate principal amount of outstanding Amended Notes was $48.6 million as of December 31, 2008, the annual interest rate on all Amended Notes that were outstanding as of January 1, 2009 was changed to 8.0% compared to 4.0% during the 2008 period.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 6 to the consolidated condensed financial statements, the convertible subordinated notes contain contingent interest rate features that are required to be accounted for as a derivative. The Company recorded these derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At each reporting date, the Company measures the estimated fair value of these instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings as an adjustment to interest expense. During the six months ended June 30, 2009 and 2008, we recognized gains due to the change in the estimated fair value of the derivative financial liabilities of $1.5 million and $3.9 million, respectively. Changes in the estimated value of the derivative liabilities could impact interest expense in future periods. In addition, see the discussion below under the heading “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount” for future impacts on interest expense for the Company.

Pursuant to the terms of the Senior Credit and Term Facility and convertible subordinated notes and the resulting classification as current liabilities beginning with the quarter ended March 31, 2009, the remaining amounts of debt issuance costs related to the Senior Credit and Term Facility and the convertible subordinated notes, as well as the remaining amount of debt discount related to the convertible subordinated notes as of March 31, 2009 are being amortized over the 9.5 month period through January 15, 2010. This reduced amortization period will significantly increase the amount of amortization throughout 2009 as compared to the prior year. In connection with the Senior Credit and Term Facility, the Company had $52.4 million of debt issuance costs, including approximately $0.3 million, $10.5 million and $11.5 million incurred in connection with the amendments on March 13, 2008, November 25, 2008 and March 26, 2009, respectively. During the six months ended June 30, 2009 and 2008, the amortization was $15.7 million and $2.7 million, respectively. For the six months ended June 30, 2009 and 2008, the amortization of the debt issuance costs on the convertible subordinated notes was $0.1 million and $0.5 million, respectively. The Company recognized debt discount amounts corresponding to the derivative financial instruments associated with the convertible subordinated notes. For the six months ended June 30, 2009 and 2008, the amortization of the discount on the convertible subordinated notes was $0.3 million and $0.6 million, respectively. As of June 30, 2009, debt issuance costs of $29.4 million related to the Senior Credit and Term Facility and debt issuance costs and debt discount related to the convertible subordinated notes of $0.2 million and $0.4 million, respectively, remain unamortized.

As of March 27, 2009, the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incur a rate of 4.25% per annum. For the six months ended June 30, 2009, interest expense includes approximately $22.8 million in facility fees; however this additional interest will be paid on each interest payment date by increasing the principal amount of the related debt. This interest will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. This facility fee is expected to increase the amount of interest expense during the year ending December 31, 2009 as compared to the prior year by approximately $66 million.

Excluding the changes in the estimated fair values of the interest rate swap agreement and derivative liabilities, the facility fees incurred pursuant to the fourth amendment of the Senior Credit and Term Facility as further described in the “Senior Debt” section below, and the amortization of debt issuance costs and debt discount, net interest expense was $47.6 million for the six months ended June 30, 2009 as compared to $65.5 million for the six months ended June 30, 2008, a decrease of $17.9 million. This remaining decrease in interest expense was primarily the result of lower interest rates under the Company’s Senior Credit and Term Facility and a decrease in the principal balance of the Company’s long-term debt.

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

During the six months ended June 30, 2008, we paid down $63.0 million and $86.3 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of $120.8 million and recognized a gain of $26.6 million, net of transaction fees, resulting from the early extinguishment of a portion of our Senior Credit and Term Facility. The Company made no such prepayments during the six months ended June 30, 2009.

During 2008, we reached a settlement with respect to litigation involving our convertible subordinated notes whereby we repurchased $55.0 million of such notes that were tendered and not withdrawn. The remaining convertible subordinated notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of Amended Notes. During the six months ended June 30, 2009 and 2008, we repurchased an aggregate amount of $0.7 million and $180.5 million in principal amount of our Amended Notes, including the $55.0 million related to the initial exchange offer, and recognized gains of $0.4 million and $26.6 million, both net of transaction fees, respectively.

In accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the Company wrote off $0.2 million in debt issuance costs in connection with the modification of the Senior Credit and Term Facility under the Fourth Amendment. The Company also incurred approximately $0.6 million in costs paid to third parties in connection with the Fourth Amendment, and these amounts were expensed during the six months ended June 30, 2009 based upon guidance contained in EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Company wrote off $2.0 million of debt issuance costs relating to the prepayments during the six months ended June 30, 2008. In connection with the repurchase of a portion of the Amended Notes during the six months ended June 2008, we also wrote off $1.5 million of debt issuance costs that had been capitalized related to the convertible subordinated notes, as well as $3.2 million of debt discount.

Income Tax Expense

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Income tax benefit	$(229.7)	$(41.0)	$(188.7)

For the six months ended June 30, 2009, the Company recognized an income tax expense of $229.7 million based on a loss before income taxes of $993.6 million, or an effective tax rate of 23.1%. This effective rate differed from the federal tax rate of 35% primarily due to a change in the Company’s valuation allowance and the $985.7 million asset impairment charge recognized by the Company.

For the six months ended June 30, 2008, the Company recognized an income tax benefit of $41.0 million based on a loss before income taxes of $300.8 million, or an effective tax rate was 13.6%. This effective rate differed from the federal tax rate of 35% as the result of a $364.4 million asset impairment recognized by the Company, a non-cash write-down of the Company’s deferred tax asset for the excess of stock compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon the vesting of stock-based awards, state income tax expense, net of federal benefit, certain non-deductible compensation costs, additional state tax expense, net of federal benefit, resulting from an increase in the Company’s effective state tax rate and other non-deductible expenses.

Net Loss

Net loss decreased to $764.0 million, or $(2.90) per basic share for the six months ended June 30, 2009 compared to a net loss of $259.8 million, or $(0.99) per basic share, for the six months ended June 30, 2008 as a result of the factors described above.

Diluted net loss per share is computed in the same manner as basic net loss per share after assuming issuance of common stock for all potentially dilutive equivalent shares. There are no potentially dilutive equivalent shares related to stock options for either of the six months ended June 30, 2009 and 2008. Potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 1.9 million and 12.4 million shares of common stock of the Company for the six months ended June 30, 2009 and 2008, respectively, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive.

Segment Results of Operations

The Company presents segment operating income (“SOI”), which is a non-GAAP measure, as a primary measure of profit and loss for its operating segments in accordance with SFAS No. 131. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, stock-based compensation, corporate general and administrative expenses, asset impairment and disposal charges, non-cash charge related to contract obligations, and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of SOI to the Company’s consolidated results of operations is presented at Note 13 to the consolidated financial statements.

The following tables present the Company’s revenue, SOI, asset impairment and disposal charges non-cash charge related to contractual obligations, local marketing agreement fees, stock-based compensation expense and depreciation and amortization by segment for the three and six months ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in millions)
Net revenue:
Radio Markets	$156.2	$185.0	$287.1	$346.1
Radio Network	33.0	46.1	61.9	92.5

Segment revenue	$189.2	$231.1	$349.0	$438.6

Intersegment revenue:
Radio Markets	$(1.1)	$(1.9)	$(2.0)	$(3.6)
Radio Network	—	—	—	—

Total intersegment revenue	$(1.1)	$(1.9)	$(2.0)	$(3.6)

Net revenue	$188.1	$229.2	$347.0	$435.0

SOI:
Radio Markets	$61.5	$79.6	$97.2	$134.9
Radio Network	2.4	7.7	(1.8)	14.5
Non-cash amounts related to contractual obligations	—	0.8	—	(21.4)
Corporate general and administrative	(9.4)	(9.1)	(15.0)	(19.8)
Local marketing agreement fees	(0.2)	(0.3)	(0.5)	(0.7)
Asset impairment and disposal charges	(985.7)	(364.4)	(985.7)	(364.4)
Stock-based compensation expense	(1.5)	(1.9)	(2.5)	(3.3)
Depreciation and amortization	(10.2)	(13.6)	(20.5)	(23.4)
Other, net	(1.0)	1.7	(1.0)	1.7

Total operating loss	$(944.1)	$(299.5)	$(929.8)	$(281.9)

Asset impairment and disposal charges
Radio Markets	$912.6	$344.5	$912.6	$344.5
Radio Network	73.1	19.9	73.1	19.9

Total asset impairment and disposal charges	$985.7	$364.4	$985.7	$364.4

Non-cash amounts related to contractual obligations
Radio Markets	$—	$(0.8)	$—	$21.4
Radio Network	—	—	—	—

Total non-cash amounts related to contractual obligations	$—	$(0.8)	$—	$21.4

Local marketing agreement fees
Radio Markets	$0.2	$0.3	$0.5	$0.7
Radio Network	—	—	—	—

Total local marketing agreement fees	$0.2	$0.3	$0.5	$0.7

Segment stock-based compensation expense:
Radio Markets	$1.1	$1.3	$1.8	$2.3
Radio Network	0.4	0.6	0.7	1.0

Total segment stock-based compensation expense	$1.5	$1.9	$2.5	$3.3

Segment depreciation and amortization:
Radio Markets	$5.6	$4.6	$11.2	$12.3
Radio Network	4.6	9.0	9.3	11.1

Total segment depreciation and amortization	$10.2	$13.6	$20.5	$23.4

Radio Markets

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in millions)
Radio Markets
Net revenue	$156.2	$185.0	$287.1	$346.1

SOI	$61.5	$79.6	$97.2	$134.9
Asset impairment and disposal charges	(912.6)	(344.5)	(912.6)	(344.5)
Non-cash amounts related to contractual obligations	—	0.8	—	(21.4)
Local marketing agreement fees	(0.2)	(0.3)	(0.5)	(0.7)
Stock-based compensation expense	(1.1)	(1.3)	(1.8)	(2.3)
Depreciation and amortization	(5.6)	(4.6)	(11.2)	(12.3)

Operating loss—Radio Markets	$(858.0)	$(270.3)	$(828.9)	$(246.3)

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Radio Markets revenue decreased to $156.2 million for the three months ended June 30, 2009 from $185.0 million for the three months ended June 30, 2008, a decrease of $28.8 million, or 15.6%. The decrease in revenue is driven mostly by lower local advertising revenue, which is primarily attributable to an industry wide decline in radio advertising. As a result of the current economic environment, the Company expects that net revenue will continue to decline in the remaining quarters of 2009 compared to the same quarters in the prior year.

SOI decreased approximately $18.1 million, or 22.7%, to $61.5 million for the three months ended June 30, 2009 as compared to $79.6 million for the three months ended June 30, 2008. The decrease in SOI for the three months ended June 30, 2009 was primarily the result of the decrease in net revenue, partially offset by decreases in selling costs due to the decline in revenue and reductions in programming, advertising and promotion and general and administrative costs.

For additional information regarding asset impairment and disposal charges and non-cash amounts related to contractual obligations, see Notes 2 and 4, respectively, to the consolidated condensed financial statements.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Radio Markets revenue decreased to $287.1 million for the six months ended June 30, 2009 from $346.1 million for the six months ended June 30, 2008, a decrease of $59.0 million, or 17.0%. The decrease in revenue is driven mostly by lower local advertising revenue, which is primarily attributable to an industry wide decline in radio advertising. As a result of the current economic environment, the Company expects that net revenue will continue to decline in the remaining quarters of 2009 compared to the same quarters in the prior year.

SOI decreased approximately $37.7 million, or 27.9%, to $97.2 million for the six months ended June 30, 2009 as compared to $134.9 million for the six months ended June 30, 2008. The decrease in SOI for the six months ended June 30, 2009 was primarily the result of the decrease in net revenue, partially offset by decreases in selling costs due to the decline in revenue and reductions in programming, general and administrative costs and advertising and promotion.

For additional information regarding non-cash amounts related to contractual obligations, see Note 4 to the consolidated condensed financial statements.

Radio Network

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in millions)
Radio Network
Net revenue	$33.0	$46.1	$61.9	$92.5

SOI	$2.4	$7.7	$(1.8)	$14.5
Asset impairment and disposal charges	(73.1)	(19.9)	(73.1)	(19.9)
Stock-based compensation expense	(0.4)	(0.6)	(0.7)	(1.0)
Depreciation and amortization	(4.6)	(9.0)	(9.3)	(11.1)

Operating loss—Radio Network	$(75.7)	$(21.8)	$(84.9)	$(17.5)

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Radio Network revenue decreased to $33.0 million for the three months ended June 30, 2009 from $46.1 million for the three months ended June 30, 2008, a decrease of $13.1 million, or 28.4%. The revenue decrease is primarily attributable to an industry wide decline in radio advertising, the loss of the Sean Hannity syndicated program and the elimination of the Paul Harvey program upon the death of Mr. Harvey in March of 2009. The loss of the Sean Hannity and Paul Harvey syndicated programs accounted for approximately $8.2 million of the revenue decline in the second quarter of 2009 as compared to the same period in 2008 at the Radio Network.

As a result of the current economic environment, the Company expects that net revenue will continue to decline in the remaining quarters of 2009 compared to the same quarters in the prior year.

SOI decreased approximately $5.3 million, or 68.8%, to $2.4 million for the three months ended June 30, 2009 as compared to $7.7 million for the three months ended June 30, 2008. The decrease in SOI for the three months ended June 30, 2009 was primarily the result of the decrease in net revenue, partially offset by decreases in programming costs and advertising and promotion expenditures as well as selling-related expenses due to the decline in revenue. The loss of the Sean Hannity and Paul Harvey syndicated programs accounted for approximately $1.7 million of the SOI decline in the second quarter of 2009 as compared to the same period in 2008 at the Radio Network.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Radio Network revenue decreased to $61.9 million for the six months ended June 30, 2009 from $92.5 million for the six months ended June 30, 2008, a decrease of $30.6 million, or 33.1%. The revenue decrease is primarily attributable to an industry wide decline in radio advertising, the loss of the Sean Hannity syndicated program and the elimination of the Paul Harvey program upon the death of Mr. Harvey in March of 2009. The loss of the Sean Hannity and Paul Harvey syndicated programs accounted for approximately $16.8 million of the revenue decline in the six months ended June of 2009 as compared to the same period in 2008 at the Radio Network.

As a result of the current economic environment, the Company expects that net revenue will continue to decline in the remaining quarters of 2009 compared to the same quarters in the prior year.

SOI decreased approximately $16.3 million to a loss of $1.8 million for the six months ended June 30, 2009 as compared to income of $14.5 million for the six months ended June 30, 2008. The decrease in SOI for the six months ended June 30, 2009 was primarily the result of the decrease in net revenue, partially offset by decreases in programming costs as well as selling-related expenses due to the decline in revenue. The loss of the Sean Hannity and Paul Harvey syndicated programs accounted for approximately $4.1 million of the SOI decline in the six months ended June of 2009 as compared to the same period in 2008 at the Radio Network.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and cash provided by the operations of our Radio Markets and our Radio Network.

We have substantial indebtedness that may limit our ability to grow, compete, and obtain additional financing in the credit and capital markets. As of June 30, 2009, we had a total indebtedness of approximately $2,081.8 million, which consisted of $2,033.5 million under our Senior Credit and Term Facility and $48.3 million under our convertible subordinated notes.

The expected continuing decline in radio revenues in the first half of 2009 and the projected decline in operating profits created uncertainty regarding the Company’s ability to continue to comply with its debt covenants through 2009. As a result, on March 26, 2009, the Company entered into the Fourth Amendment, which modifies various terms of the Senior Credit and Term Facility, including suspending certain financial covenants through 2009 while imposing new monthly covenants for 2009 (as further described in the “Senior Debt” section below). The Company was in compliance with the modified terms of the Senior Credit and Term Facility as of June 30, 2009 and expects to remain in compliance with such terms through 2009. The Fourth Amendment also requires the Company to have at least $150 million of available cash as of January 15, 2010 and that the remaining convertible subordinated notes be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010. The Fourth Amendment also requires that if the Company’s cash exceeds $30,000,000 at any time, then the Company must put the amount in excess of $30,000,000 into a cash collateral account for the benefit of the Company’s lenders. The Company will not have access to the cash collateral account to operate its business, fulfill its obligations, or to otherwise meet its liquidity needs without the consent of the lenders.

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

Management continues to monitor the Company’s compliance with its debt covenants and is taking actions to reduce expenses, improve programming content, enhance revenues and manage its cash flow requirements. Should the Company’s actions not be sufficient to meet the covenants, or if we do not generate enough cash to fund our operating expenses and pay our debt service obligations, the Company may be required to negotiate further amendments to its credit agreement or to restructure its debt. In May 2009, the Company hired a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure.

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

Operating Activities

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Net cash provided by operating activities	$24.0	$46.5	$(22.5)

Net cash provided by operating activities was $24.0 million for the six months ended June 30, 2009 as compared to $46.5 million for the six months ended June 30, 2008. The decrease of approximately $22.5 million is a result of a decrease in revenues, partially offset by a decrease in operating expenses, as well as a reduction in cash paid for interest of $15.8 million.

Investing Activities

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Net cash used in investing activities	$(2.2)	$(4.1)	$1.9

Net cash used in investing activities for the six months ended June 30, 2009 and 2008 of $2.2 million and $4.1 million, respectively, consisted primarily of capital expenditures.

Financing Activities

	June 30, 2009	June 30, 2008	$ Change
	(Amounts in millions)
Net cash used in financing activities	$(12.6)	$(179.9)	$167.3

Net cash used in financing activities was $12.6 million for the six months ended June 30, 2009, compared to $179.9 million during the six months ended June 30, 2008. Cash used in financing activities for the six months ended June 30, 2009 included $11.5 million in payments for debt issuance costs associated with the Fourth Amendment to our Senior Credit and Term Facility. Cash used in financing activities for the six months ended June 30, 2008 included $276.6 million related to the early extinguishment of debt, including associated fees, comprised of prepayments of the Company’s Senior Credit and Term Facility of $122.7 million and repurchases of Amended Notes of $153.9 million, partially offset by $98.0 million in borrowings under the Company’s revolving portion of the Senior Credit and Term Facility.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. We made no such repurchases during the six months ended June 30, 2009 or 2008. Under the terms of the Fourth Amendment, there are substantial limitations on the Company’s ability to repurchase its common stock. We acquired approximately 0.5 million shares and 0.8 million shares of common stock for approximately $0.1 million and $1.2 million during the six months ended June 30, 2009 and 2008, respectively, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes and capital expenditures. Our capital expenditures totaled $2.2 million during the six months ended June 30, 2009, as compared to $5.1 million during the six months ended June 30, 2008. For the year ending December 31, 2009, the Company estimates that capital expenditures necessary for our existing facilities will be approximately $10 million to $12 million. At June 30, 2009, we had cash and cash equivalents of $27.8 million. Based on our anticipated future operations, we believe that cash on hand and expected cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures for both maintenance and growth, and scheduled payments of cash interest on our outstanding indebtedness at least through December 31, 2009.

We intend to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest some of our stations, subject to terms contained in the Senior Credit and Term Facility. We are currently required to divest certain stations to comply with FCC ownership limits. The Company will continue to evaluate reasonable offers to purchase these stations or other markets that are contemplated for sale; however, given the current economic environment and conditions in the radio industry, there can be no assurance that any minimum level of asset sales will be completed.

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, for the six months ended June 30, 2008, the Company incurred restructuring charges of $5.5 million for employee severance costs, including $0.2 million incurred during the second quarter. Total restructuring charges incurred were $6.2 million, of which $5.0 million has been paid. As of June 30, 2009, $1.2 million remains accrued.

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

The monthly liquidity test requires the Company’s consolidated liquidity, as defined in the Fourth Amendment, to be equal to or greater than $15 million for the months of April through July 2009, $20 million for the months of August and September 2009, and $25 million for the months of October, November and December 2009. The Company was in compliance with the monthly consolidated EBITDA and liquidity tests for the months of April through June 2009, and as of June 30, 2009 cumulative consolidated EBITDA was approximately $84 million and consolidated liquidity was approximately $26 million.

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

The Company was in compliance with its covenants under the Senior Credit and Term Facility as of June 30, 2009, and the Company expects to be in compliance with the modified terms of the Senior Credit and Term Facility through 2009. Management continues to monitor the Company’s compliance with its debt covenants and is taking actions to reduce expenses, improve programming content, enhance revenues and manage its cash flow requirements. Should the Company’s actions not be sufficient to meet the covenants, or if the Company does not generate enough cash to fund its operating expenses and pay its debt service obligations, the Company may be required to negotiate further amendments to its credit agreement or to restructure its debt. Based on the current economic conditions, capital markets and the continuing decline in radio revenues, the Company anticipates that it will be difficult for the Company to meet these requirements in 2010, especially those commencing on January 15, 2010. If the Company fails to do so, the Company will be in default under its Senior Credit and Term Facility and would also be in default under the terms of its convertible subordinated notes. Because of the uncertainty relating to the Company’s ability to comply with these covenants, the amounts outstanding under the Senior Credit and Term Facility and the convertible subordinated notes are classified as current liabilities as of June 30, 2009. Should the Company default, its indebtedness may be accelerated, it will likely not be able to satisfy these obligations, and the Company may need to either obtain an additional amendment or waiver from lenders or reorganize its capital structure and debt. In May 2009, the Company hired a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure.

Our Senior Credit and Term Facility consisted of the following as of June 30, 2009:

Availability. The amount available of revolving loans under the Senior Credit and Term Facility at June 30, 2009 was approximately $1.0 million.

Interest. Prior to the Fourth Amendment, at our election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrued at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranged from 0.00% to 0.50%, depending on our leverage ratio; or (b) the Eurodollar rate plus a spread that ranged from 0.75% to 1.50%, depending on our leverage ratio. As of the effective date of the Fourth Amendment, at our election, interest on outstanding principal for the revolving loans and Tranche A Term Loans will accrue at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.50% or (b) the Eurodollar rate plus 1.50%. These interest payments will be due monthly.

Prior to the Fourth Amendment, for the outstanding principal for Tranche B Term Loans, we could have elected interest to accrue at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranged from 0.50% to 0.75%, depending on our leverage ratio; or (b) the Eurodollar rate plus a spread that ranged from 1.50% to 1.75%, depending on our leverage ratio. As of the effective date of the Fourth Amendment, at our election, interest on outstanding principal for the Tranche B Term Loans will accrue at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.75% or (b) the Eurodollar rate plus 1.75%. These interest payments will be due monthly.

As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans will incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans will incur a rate of 4.25% per annum. On each interest payment date, this additional interest will increase the principal amount of the related debt and will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. The payment tables below reflect only the repayment of the facility fee incurred through June 30, 2009.

Maturity and Amortization. As discussed above, the Senior Credit and Term Facility is classified as a current liability in the accompanying June 30, 2009 consolidated condensed financial statements. However, pursuant to the stated terms of the credit agreement, principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter, commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012	22,500
September 30, 2012, December 31, 2012, March 31, 2013	112,500
June 12, 2013	45,851

Based on the stated terms of the Senior Credit and Term Facility, principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,304.9 million on June 12, 2014.

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

The Company has valued its obligation to settle dividends in cash upon conversion of its Original Notes, if any, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133. This derivative financial instrument is measured using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The derivative liability had virtually no estimated fair value as of June 30, 2009 or December 31, 2008. There was essentially no change in the estimated fair value of the derivative financial instrument during each of the six months ended June 30, 2009 and 2008.

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

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes that are tendered into the exchange offer for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes do not differ in any material respect from those of the Original Notes. On May 7, 2008, the Company commenced the tender and exchange offer related to its Original Notes and on June, 5, 2008, the Company completed the tender and exchange offer and repurchased $55.0 million of the Original Notes that were tendered and not withdrawn. The remaining Original Notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of Amended Notes. Per the terms of the Settlement Agreement, the Amended Notes may be redeemed at the election of the Company at $950 per $1,000 principal amount of the Amended Notes through December 31, 2009. As of June 30, 2009, $0.5 million of Original Notes remain outstanding.

As of June 30, 2009, we have repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including the $55.0 million of Original Notes related to the initial exchange offer. Of this total, $0.7 million and $180.5 million was repurchased during the six months ended June 30, 2009 and 2008. The balance of Original Notes and Amended Notes was $48.3 million as of June 30, 2009. Although the Company had been repurchasing the convertible subordinated notes, under the terms of the Fourth Amendment to the Senior Credit and Term Facility, the Company is now prohibited from doing so, except in very limited circumstances. Additionally, the Fourth Amendment requires the Company prior to January 15, 2010 to either (i) repay in full the outstanding convertible notes with subordinated refinanced indebtedness or (ii) enter into an agreement with the holders of the outstanding convertible notes to amend the maturity date to be no earlier than September 30, 2014, eliminate any principal payments until September 30, 2014, and require that all payments of interest thereon (except for the payment scheduled for August 15, 2009) be payable by adding such amounts to the principal amount of the outstanding convertible notes. It may be difficult for the Company to meet these 2010 covenants, and if not met, we will be in default under our Senior Credit and Term Facility. Should we default, our indebtedness may be accelerated, we will likely not be able to satisfy these obligations, and we may need to either obtain an additional amendment or waiver from lenders or to reorganize our capital structure and debt.

In the event that the Company is not in compliance with the covenants under the terms of the Senior Credit and Term Facility, the Company would also be in default under its convertible subordinated notes, and there is no assurance that the Company will be able to obtain a waiver for or cure such default, and in such case, the indebtedness under the convertible subordinated notes may be accelerated. Based on the current economic conditions, capital markets and the continuing decline in radio revenues, the Company anticipates that it will be difficult for the Company to meet its covenant requirements under the Senior Credit and Term Facility in 2010, especially those commencing on January 15, 2010. If the Company fails to do so, it will be in default under its Senior Credit and Term Facility and would also be in default under the terms of its convertible subordinated notes. Should the Company default, its indebtedness may be accelerated, it will likely not be able to satisfy these obligations, and the Company may need to either obtain an additional amendment or waiver from lenders or reorganize its capital structure and debt. Because of the uncertainty relating to the Company’s ability to comply with its covenants, the amounts outstanding under the Senior Credit and Term Facility and the convertible subordinated notes are classified as current liabilities as of June 30, 2009.

The contingent interest rate adjustments described in the terms of the Amended Notes are required to be accounted for in accordance with SFAS No. 133 and could cause interest to vary in future periods depending on the outstanding balance of Amended Notes. Accordingly, as of June 30, 2009 and 2008, we estimated the fair value of the contingent interest derivative using a discounted cash flow analysis considering various repurchase scenarios, yielding a value of approximately $0.2 million and $1.2 million, respectively.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was adopted on January 1, 2009, and the adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was adopted on January 1, 2009, and the adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. SFAS 157-4 provides additional guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, but the provisions of FSP No. SFAS 157-4 will be effective for the Company beginning April 1, 2009. The adoption of FSP No. SFAS 157-4 on April 1, 2009 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. SFAS 107-1 and APB 28-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. SFAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. The provisions of FSP No. SFAS 107-1 and APB 28-1 were effective for the Company beginning April 1, 2009, and the Company has included certain fair value disclosures in Note 1 to the accompanying consolidated condensed financial statements pursuant to its adoption of FSP No. SFAS 107-1 and APB 28-1.

In April 2009, the FASB issued FSP No. SFAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments. FSP No. SFAS 115-2 and SFAS 124-2 incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The adoption of FSP No. SFAS 115-2 and SFAS 124-2 on April 1, 2009 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments. FSP No. SFAS 115-2 and SFAS 124-2 incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The provisions of FSP No. SFAS 115-2 and SFAS 124-2 will be effective for the Company beginning April 1, 2009. The adoption of FSP No. SFAS 115-2 and SFAS 124-2 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The Company adopted SFAS No. 165 as of June 30, 2009 and has included certain disclosures in Note 1 to the accompanying consolidated condensed financial statements pursuant to its adoption.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 will be effective for the Company beginning January 1, 2010. The Company is currently evaluating the potential impact of SFAS No. 167 on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 168 establishes the codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. SFAS No. 168 will be effective for the Company’s third quarter 2009 financial statements.

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

Contractual Obligations and Commercial Commitments

Due to the uncertainty surrounding the Company’s ability to satisfy its debt covenants, the Senior Credit and Term Facility and convertible subordinated notes are classified as current liabilities in the accompanying June 30, 2009 balance sheet. The table below reflects the Company’s estimated contractual obligations and other commercial commitments as of June 30, 2009.

	Payments Due by Period (in millions)
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Senior debt	$2,033.5	$—	$—	$—	$2,033.5
Interest rate swap	60.7	—	—	—	60.7
Convertible subordinated notes	48.3	—	—	—	48.3
Variable interest payments (1)	74.9	—	—	—	74.9
Interest payments on convertible notes (2)	1.9	—	—	—	1.9
Other broadcast programming	83.6	111.5	75.1	82.7	352.9
Sports broadcasting and employment contracts	54.6	132.7	27.0	3.2	217.5
Operating leases	16.2	46.8	36.9	35.8	135.7
Other contractual obligations	13.3	29.1	23.4	17.0	82.8

Total contractual cash obligations (3)	$2,387.0	$320.1	$162.4	$138.7	$3,008.2

1.	The variable component of interest amounts expected to be paid on our Senior Credit and Term Facility is estimated based on interest rates in effect as of June 30, 2009. Pursuant to the Fourth Amendment, the revolving loans and Tranche A Term Loans will incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans will incur a rate of 4.25% per annum. On each interest payment date, this additional interest will increase the principal amount of the related debt and will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. As discussed under the “Senior Debt” section above, the amount outstanding under the Senior Credit and Term Facility is classified as a current liability as of June 30, 2009. Therefore, the amounts in the table above represent interest and facility fee expected to be incurred through January 15, 2010.
2.	As a result of the modifications to the terms of the convertible subordinated notes discussed further above under the heading “Subordinated Debt and Convertible Subordinated Notes,” the Amended Notes contain contingent interest rate features, which could cause interest incurred to vary in future periods. The table above reflects interest through August 15, 2009, since the Fourth Amendment stipulates that the payment of interest relative to the convertible subordinated notes subsequent to that date would result in an event of default under the Senior Credit and Term Facility. As discussed under the “Senior Debt” section above, the amount outstanding under the convertible subordinated notes is classified as a current liability as of June 30, 2009.
3.	The Company’s estimated FIN 48 liability of $8.2 million as of June 30, 2009 is not included in the table above due to the uncertainty regarding the timing of the ultimate settlement of such amounts.

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

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our Senior Credit and Term Facility, which bears interest based on variable rates. As of June 30, 2009, we had variable outstanding indebtedness of $2,010.7 million under our Senior Credit and Term Facility. In June 2007, we entered into an interest rate swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which we pay a fixed rate of 5.394% and receive a variable rate from the counterparty based on a three-month London Interbank Offered Rate. The counterparty to this interest rate swap agreement is a major financial institution, and the Company believes that the risk of nonperformance by this counterparty is remote. As of June 30, 2009, the notional amount of the interest rate swap agreement was $982.5 million. Therefore, our remaining variable debt of approximately $1,028.2 million outstanding as of June 30, 2009 is subject to fluctuations in the underlying interest rates. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to this remaining debt. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $10.3 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and constant interest rate based on the variable rates in place as of June 30, 2009.

As discussed above under the heading “Subordinated Debt and Convertible Subordinated Notes,” we have recorded the fair value of the derivative financial instruments related to our convertible subordinated notes. At each subsequent reporting date, we measure the estimated fair value of the derivative financial instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings. We measure the fair value using various assumptions. Changes in these assumptions can impact the estimated fair value of the derivatives, but as of June 30, 2009, any resulting changes in the assumptions should not have a material impact on the value of the derivatives or the Company’s consolidated condensed financial statements.

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

Based on their evaluation as of June 30, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2009, we did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in certain other claims and lawsuits arising in the ordinary course of our business. We believe that such litigation matters and claims will be resolved without a material adverse impact on our financial condition, results of operations, or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes stock repurchase information for the quarter ended June 30, 2009.

REGISTRANT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1, 2009 through April 30, 2009	817	$0.06
May 1, 2009 through May 31, 2009	3,124	0.12
June 1, 2009 through June 30, 2009	194,385	0.04

Total	198,326	$0.04

Note: The Company acquired approximately 0.2 million shares of common stock during the quarter ended June 30, 2009 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting held on May 20, 2009, a majority of the Company’s stockholders: (i) elected Michael A. Miles, Theodore J. Forstmann and Farid Suleman as directors and (ii) ratified the appointment of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending December 31, 2009.

The results of voting for the election of directors were as follows:

Director	For	Broker Non- Votes	Abstain/Withheld
Michael A. Miles	208,784,987	—	20,677,153
Theodore J. Forstmann	211,437,142	—	18,024,998
Farid Suleman	211,171,560	—	18,290,580

The results of voting for the ratification of the appointment of Deloitte & Touche LLP for the fiscal year ending December 31, 2009 were as follows:

For	Against	Abstain	Broker Non- Votes
216,982,739	4,589,568	7,889,833	—

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: August 7, 2009	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ RANDY L. TAYLOR
Randy L. Taylor
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.