Form 10-Q
period 2009-09-30
CITADEL BROADCASTING CORP
filed 2009-11-06
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, there were 265,759,192 shares of common stock, $0.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

September 30, 2009

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

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties, and other factors, some of which are beyond our control, which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the ability of the Company to formulate and carry out restructuring arrangements; the ability of the Company to continue to utilize or comply with its current credit facility or to access alternate financing sources; the possibility that the Company may seek relief through a Chapter 11 filing under the U.S. Bankruptcy Code; the impact of current or pending legislation and regulation, antitrust considerations, the impact of pending or future litigation or claims, and other risks and uncertainties, including, but not limited to: changes in economic conditions in the United States of America; changes in the financial markets; fluctuations in interest rates; changes in market conditions that could impair the Company’s goodwill or intangible assets; changes in industry conditions and operations; changes in governmental regulations; changes in policies or actions or in regulatory bodies; changes in uncertain tax positions and tax rates; changes in dividend policy; changes in capital expenditure requirements; as well as those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

All forward-looking statements in this report are qualified by these cautionary statements. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$26,322	$18,634
Accounts receivable, net	150,207	170,801
Prepaid expenses and other current assets (including deferred income tax assets of $805 and $1,073 as of September 30, 2009 and December 31, 2008, respectively)	27,074	15,754

Total current assets	203,603	205,189
Long-term assets:
Property and equipment, net	202,397	208,618
FCC licenses	600,603	1,370,904
Goodwill	321,976	492,799
Customer and affiliate relationships, net	39,875	98,499
Other assets, net	34,818	56,961

Total assets	$1,403,272	$2,432,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued liabilities and other liabilities	$62,213	$99,048
Interest rate swap	64,277	—
Senior debt	2,056,233	—
Convertible subordinated notes (net of discount of $214)	48,097	—

Total current liabilities	2,230,820	99,048
Long-term liabilities:
Long-term senior debt	—	2,010,681
Long-term convertible subordinated notes (net of discount of $670)	—	48,360
Other long-term liabilities, less current portion	57,732	147,381
Deferred income tax liabilities	190,049	426,448

Total liabilities	2,478,601	2,731,918

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value – authorized, 200,000,000 shares at September 30, 2009 and December 31, 2008; no shares issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $.01 par value – authorized, 500,000,000 shares at September 30, 2009 and December 31, 2008; issued, 294,170,519 and 297,574,072 shares at September 30, 2009 and December 31, 2008, respectively; outstanding, 265,760,025 and 269,722,899 shares at September 30, 2009 and December 31, 2008, respectively	2,942	2,976
Additional paid-in capital	2,445,464	2,436,525
Treasury stock, at cost, 28,410,494 and 27,851,173 shares at September 30, 2009 and December 31, 2008, respectively	(344,370)	(344,297)
Accumulated deficit	(3,179,365)	(2,394,152)

Total stockholders’ deficit	(1,075,329)	(298,948)

Total liabilities and stockholders’ deficit	$1,403,272	$2,432,970

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	$183,810	$213,890	$530,762	$648,890

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	76,395	86,863	229,522	261,058
Selling, general and administrative	51,163	55,736	152,189	170,430
Corporate general and administrative	5,156	7,277	20,164	27,080
Local marketing agreement fees	259	337	770	998
Asset impairment and disposal charges	—	7,310	985,653	371,711
Depreciation and amortization	7,554	11,126	28,025	34,525
Non-cash amounts related to contractual obligations	—	—	—	21,440
Other, net	5,314	30	6,311	(1,666)

Operating expenses	145,841	168,679	1,422,634	885,576

Operating income (loss)	37,969	45,211	(891,872)	(236,686)

Interest expense, net	64,583	30,629	128,020	96,057
Gain on extinguishment of debt	—	(32,485)	(428)	(85,678)
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	37	3,133	814	9,787

(Loss) income before income taxes	(26,651)	43,934	(1,020,278)	(256,852)

Income tax (benefit) expense	(5,400)	15,948	(235,065)	(25,015)

Net (loss) income	$(21,251)	$27,986	$(785,213)	$(231,837)

Net (loss) income per share—basic and diluted	$(0.08)	$0.10	$(2.98)	$(0.88)

Weighted average common shares outstanding—basic and diluted	264,237	272,083	263,896	262,746

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(785,213)	$(231,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,025	34,525
Non-cash amounts related to contract obligations	—	21,440
Gain on extinguishment of debt	(428)	(85,678)
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	160	9,787
Asset impairment and disposal charges	985,653	371,711
Non-cash debt-related amounts and facility fees	73,716	428
Fair value of swap liability	(18,078)	—
Provision for bad debts	4,378	2,282
Loss (gain) on sale of assets	172	(607)
Deferred income taxes	(236,131)	(30,849)
Stock-based compensation expense	8,913	11,107
Changes in operating assets and liabilities:
Accounts receivable	16,436	10,744
Prepaid expenses and other current assets	(5,549)	734
Accounts payable, accrued liabilities and other obligations	(42,359)	(9,374)

Net cash provided by operating activities	29,695	104,413

Cash flows from investing activities:
Capital expenditures	(5,331)	(6,983)
FCC license upgrades	—	(2,103)
Proceeds from sale of assets	27	1,228
Restricted cash	(4,010)	—
Other assets, net	—	90
ABC Radio merger acquisition costs	—	(388)

Net cash used in investing activities	(9,314)	(8,156)

Cash flows from financing activities:
Payments for early extinguishment of debt, including related fees	(292)	(404,149)
Debt issuance costs	(11,477)	—
Proceeds from senior credit and term facility	—	126,000
Other debt-related expenses	(654)	—
Purchase of shares held in treasury	(73)	(1,212)
Principal payments on other long-term obligations	(197)	(118)

Net cash used in financing activities	(12,693)	(279,479)

Net increase (decrease) in cash and cash equivalents	7,688	(183,222)
Cash and cash equivalents, beginning of period	18,634	200,321

Cash and cash equivalents, end of period	$26,322	$17,099

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

Supplemental schedule of cash flow information

	Nine Months Ended September 30,
	2009	2008
Cash Payments:
Interest	$76,806	$99,909
Income taxes	2,236	3,935
Barter Transactions:
Barter revenue—included in net revenue	13,749	13,738
Barter expenses—included in cost of revenue and selling, general and administrative expense	14,338	13,068
Other Non-Cash Transactions:
Accrual of capital expenditures and FCC license upgrades	623	1,223
FIN 48 liability	936	—
Settlement of note receivable for FCC license	—	9,650
National representation firm guarantee	—	13,192
Derivative related to contingent interest rate features	—	5,073
Change in fair value of interest rate swap liability, net of tax	—	980

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

Description of Business

Subsidiaries of the Company own and operate radio stations and hold Federal Communications Commission (“FCC”) licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). In addition to owning and operating radio stations, ABC Radio also owns and operates Citadel Media, which was formerly identified as ABC Radio Network, (the “Radio Network”), which produces and distributes a variety of radio programming and formats and syndicates across approximately 4,000 station affiliates and 8,500 program affiliations, and is a separate reportable segment.

Principles of Consolidation and Presentation

The accompanying consolidated condensed financial statements of the Company include Citadel Broadcasting Corporation, Citadel Broadcasting, ABC Radio and their consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. The Trustee agreement stipulates that the Company must fund any operating shortfalls of the Trustee’s activities, and any excess cash flow generated by the Trustee is distributed to the Company. Also, the Company has transferred a station to a divestiture trust to comply with FCC ownership limits in connection with a station acquisition (together with Last Bastion, the “Divestiture Trusts”). The Company consolidates the Divestiture Trusts.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Allowance for Doubtful Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Receivables	$158,637	$179,414
Allowance for estimated uncollectible accounts	(8,430)	(8,613)

Accounts receivable, net	$150,207	$170,801

Derivative Instruments and Hedging Activities

The Company has valued its obligation to settle dividends in cash upon the conversion of its convertible subordinated notes, if any, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 6. Additionally, the convertible subordinated notes, after being tendered and exchanged for new notes with amended terms, contain contingent interest rate features that are accounted for as a derivative. The Company measures the estimated fair value of these derivative financial instruments as of each reporting date, and any increase or decrease in fair value of the derivative liabilities is recognized immediately in earnings as adjustments to interest expense.

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

Fair Value Measurements

The Company’s financial instruments are measured at fair value on a recurring basis. The related guidance requires, among other things, enhanced disclosures about investments that are measured and reported at fair value and establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. The three levels of the fair value hierarchy are described below:

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

See further discussion regarding the valuation of the derivatives and the interest rate swap at Notes 6 and 7, respectively. Financial liabilities measured at fair value on a recurring basis as of September 30, 2009 were as follows:

	Carrying Amount	Total Fair Value	Significant Unobservable Inputs (level 3)
	(in thousands)
Financial Liabilities:
Interest rate swap	$64,277	$64,277	$64,277

The following table presents the changes in Level 3 instruments measured on a recurring basis for the nine months ended September 30, 2009:

	January 1, 2009	Net realized/ unrealized gains included in earnings (a)	September 30, 2009
	(in thousands)
Financial Liabilities:
Contingent interest derivative	$1,770	$(1,770)	$—
Interest rate swap	82,355	(18,078)	64,277

Total liabilities	$84,125	$(19,848)	$64,277

(a)	Earnings impact is included in the interest expense, net caption of the accompanying consolidated condensed statements of operations.

In April 2009, the FASB issued new guidance requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The new provisions were effective for the Company beginning April 1, 2009.

The following summary presents a description of the methodologies and assumptions used to determine the estimated fair values for the Company’s significant financial instruments.

Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities: The carrying amount is assumed to be the fair value because of the liquidity or short-term maturity of these instruments.

Senior Debt: Based on an analysis that takes into account various factors, including average bid prices and prepayments of amounts outstanding from certain lenders, if applicable, the estimated fair value of the Company’s Senior Credit and Term Facility at September 30, 2009 and December 31, 2008 was $1,336.6 million and $1,206.4 million, respectively, compared to the Company’s carrying value of $2,056.2 million and $2,010.7 million, respectively.

Subordinated Debt and Convertible Subordinated Notes: Based on average trading prices, the estimated fair value of the Company’s convertible subordinated notes at September 30, 2009 and December 31, 2008 was $4.8 million and $24.0 million, respectively, compared to the Company’s carrying value of $48.3 million and $49.0 million, respectively.

Other Long-Term Liabilities: The terms of the Company’s other long-term liabilities approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

Debt Issuance Costs and Debt Discount

The costs related to the issuance of debt are generally capitalized as other assets and amortized to interest expense using the effective interest rate method over the expected term of the related debt. The discounts recorded as reductions to the convertible subordinated notes are also amortized to interest expense generally over the contractual term of the notes. The balances of debt issuance costs and discounts are adjusted to interest expense in relation to the pay down or repurchase of the underlying debt.

Subsequent Events

No events have occurred subsequent to September 30, 2009 and through the date that the financial statements are issued or are available to be issued, November 6, 2009, that would require adjustment to or disclosure in the accompanying consolidated condensed financial statements.

Adoption of New Accounting Standards

In December 2007, the FASB issued new guidance that establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance was adopted on January 1, 2009, but the adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued new guidance that requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance was adopted on January 1, 2009, but the adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2008, the FASB issued new guidance with respect to the calculation of earnings per share, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. Prior period earnings per share data presented is to be adjusted retrospectively. The Company adopted this guidance on January 1, 2009, but the adoption did not impact the amount of the Company’s previously-reported earnings per share due to the net loss recorded; however, the earnings per share disclosure for the third quarter of 2008 falls within the scope of this new guidance since net income was recorded for the three-month period.

In December 2007, the FASB issued new guidance regarding the accounting for business combinations that retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. This guidance was adopted by the Company effective January 1, 2009 and will apply prospectively to any business combinations completed after that date. The nature and magnitude of the specific effects of the guidance will depend upon the nature, terms and size of any acquisitions that the Company consummates after the effective date.

Additionally, the new guidance regarding business combinations amends previous related guidance concerning recognition of a deferred tax asset for the excess of tax deductible goodwill over goodwill for financial reporting and concerning reversals of acquirer’s valuation allowance on its deferred tax assets resulting from a business combination. The recognition of a deferred tax asset for tax deductible goodwill in excess of financial reporting goodwill is no longer prohibited and all deferred tax assets for tax deductible goodwill from business combinations will be recorded as of the acquisition date. For excess tax deductible goodwill from business combinations, goodwill will continue to be adjusted as the tax deductible goodwill (“second component”) is realized on the tax return. Additionally, any subsequent changes to the entity’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of the acquisition date of the associated business combination. Such changes will typically be recognized as an adjustment to income tax expense.

In April 2009, the FASB issued new guidance that provides additional guidelines on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased or for identifying transactions that are not orderly. The provisions of this guidance were effective for the Company beginning April 1, 2009, but the adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued new guidance related to investments in debt and equity securities that incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The adoption of this guidance on April 1, 2009 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2009, the FASB issued guidance related to the disclosure of subsequent events, which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The Company adopted the requirements of this guidance as of June 30, 2009 and has included certain disclosures under the “Subsequent Events” caption above.

In June 2009, the FASB issued new guidance regarding the consolidation of variable interest entities to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. The provisions of this guidance will be effective for the Company beginning January 1, 2010; therefore, the Company is currently evaluating the potential impact on the Company’s financial statements.

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

The Company evaluates the fair value of its FCC licenses at the unit of account level and has determined the unit of account to be the geographic market level. The Company’s lowest level of identifiable cash flow is the geographic market level. For purposes of testing the carrying value of the Company’s FCC licenses for impairment, the fair value of FCC licenses for each geographic market contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) forecasted revenue growth rates for each radio geographic market; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a geographic market basis are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a geographic market basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given geographic market, the carrying amount of the FCC license in that geographic market is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

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

The radio marketplace continued to deteriorate during the first six months of 2009 and the Company expected advertising revenue to continue to decline in comparison to the same periods in the prior year for the remainder of 2009. Radio market revenue estimates for future years had continued to decline at a rate greater than anticipated at December 31, 2008. In May 2009, the Company engaged a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure. As a result of the continued deterioration in the radio marketplace through the second quarter of 2009 and the greater than anticipated decline in overall radio market revenue estimates for future years, as well as fair value indicators resulting from the Company’s evaluation of its capital structure available at that time, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values. The material assumptions utilized in the Company’s analyses as of June 30, 2009 included overall future market revenue growth rates for the residual year of approximately 1.5%, a weighted average cost of capital of 12.0% and estimated EBITDA multiples of approximately 5.0 times.

If the material assumptions utilized are less favorable than those projected by the Company or if market conditions and operational performance of the Company’s reporting units were to continue to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, the Company may be required to recognize additional impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations. As of September 30, 2009, the Company concluded that there had been no conditions or events that would require an additional interim asset impairment analysis.

The Company also recognized non-cash impairment and disposal charges of $10.0 million in the second quarter of 2009 in order to write down the FCC licenses of the stations in the Divestiture Trusts to their estimated fair value since these stations are more likely than not to be disposed. The Company recognized $10.8 million of non-cash impairment and disposal charges during the year ended December 31, 2008, including $7.3 million during the three months ended September 30, 2008 primarily as a result of the transfer of one of its existing stations in its Salt Lake City market into the Divestiture Trusts, which was required when the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable. This non-cash impairment and disposal charge was recognized in order to write down the FCC license of the transferred station to its estimated fair value since this station is more likely than not to be disposed. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

The changes in the carrying amounts of FCC licenses and goodwill for the nine months ended September 30, 2009 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance January 1, 2009	$1,370,904	$492,799
Asset impairment and disposal charges	(770,301)	(170,823)

Balance September 30, 2009	$600,603	$321,976

Definite-Lived Intangible Assets

In connection with the Merger, the Company allocated $82.5 million to customer relationships and $57.9 million to affiliate relationships that are being amortized in relation to the economic benefits of such assets over total estimated useful lives of approximately five to seven years. In connection with the Company’s interim impairment test during the second quarter of 2009, the Company assessed the carrying value of certain material definite-lived intangible assets at the Radio Network. This assessment resulted in a non-cash impairment charge of approximately $17.2 million to customer relationships and $25.4 million to affiliate relationships to reduce the carrying value of the definite-lived intangibles to their estimated fair values.

Approximately $3.6 million and $6.6 million of amortization expense was recognized on the intangible assets discussed above during the three months ended September 30, 2009 and 2008, respectively, and approximately $16.0 million and $20.1 million was recognized during the nine months ended September 30, 2009 and 2008, respectively. The nine month period of 2008 includes approximately $3.5 million representing the additional cumulative amortization for the period from the date of the Merger through September 30, 2008 relating to the increased balance of such intangible assets determined in connection with the finalization of the purchase price allocation.

Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated condensed balance sheets, and the balances as of September 30, 2009 and December 31, 2008 were $1.3 million and $1.8 million, respectively. The amount of amortization expense for definite-lived intangible assets, excluding the customer and affiliate relationships discussed above, was $0.2 million for each of the quarters ended September 30, 2009 and 2008 and $0.5 million for each of the nine-month periods ended September 30, 2009 and 2008. The Company estimates the following amount of amortization expense over the next five years related to the total definite-lived intangible assets:

Amortization Expense
(in thousands)
2009	20,218
2010	12,401
2011	10,457
2012	7,234
2013	4,255

$54,565

3.	ACQUISITIONS AND DISPOSITIONS

There were no acquisitions or dispositions during the nine months ended September 30, 2009.

During the nine months ended September 30, 2008, the Divestiture Trusts completed the sale of two stations for a total purchase price of approximately $1.3 million.

In connection with the Company’s prior acquisition of a radio station in Salt Lake City, UT, the Company entered into an unconditional guaranty agreement, dated May 3, 2004, to guarantee up to $20.0 million of financing on behalf of the seller. As of December 31, 2005, the guarantee was reduced to $9.7 million. On February 3, 2006, the lender notified the seller of a default under its financing, and a demand was made by the lender for payment of the outstanding balance. On June 30, 2006, the Company entered into an agreement with the lender and acquired the note receivable for approximately $9.7 million, plus accrued and unpaid interest and fees from the lender. The note receivable was collateralized by the underlying station assets. During the quarter ended September 30, 2008, the Company acquired this radio station in exchange for the balance of the note receivable. In order to comply with the FCC’s rules and policies regarding ownership limitations, the Company transferred one of its existing stations in the Salt Lake City market into the Divestiture Trusts.

In order to account for the impairment or disposal of long-lived assets, the Company recognized non-cash expense of approximately $7.3 million during the three and nine months ended September 30, 2008, primarily as a result of the transferred station, which is presented as an asset impairment and disposal charge in the accompanying consolidated condensed statement of operations to adjust certain of these assets’ carrying amounts to their estimated fair market value.

4.	OTHER LONG-TERM LIABILITIES

In the third quarter of 2004, the Company reached a settlement with its previous national representation firm and entered into a long-term agreement with a new representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with the previous representation firm and entered into a new long-term contract with the Company. In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. As such, the Company recognized the estimated payments to the previous national representation firm of approximately $21.4 million as a non-cash charge related to contract obligations in the year ended December 31, 2008, including a reduction of $0.8 million during the quarter ended June 30, 2008 to reduce the non-cash expense to the final negotiated contract buyout amount. The total up-front payment amount related to this contract of approximately $26.4 million, which includes an additional up-front payment received by the Company in connection with entering into the new contract, represents a deferred obligation and is included in other long-term liabilities in the accompanying consolidated condensed balance sheets as of September 30, 2009 and December 31, 2008. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019, and a previous remaining unamortized charge of approximately $11.7 million as of the inception of this new contract is continuing to be amortized over the original term of the contract to which the payment relates.

The Company’s new national representation firm guaranteed a minimum amount of national sales for the twelve-month period ended March 31, 2009. Based on national sales amounts, the Company determined that the guaranteed minimum amount of national sales for the twelve-month period ended March 31, 2009 was not attained. The present value of the guaranteed amount was recorded as a receivable of approximately $11.5 million, with a corresponding deferred liability. The deferred amount is being amortized over the term of the agreement as a reduction to national commission expense, which is included in cost of revenue.

As part of its finalization of the purchase price allocation for the Merger in the second quarter of 2008, the Company recorded a $13.5 million liability to reflect an acquired programming contract at its estimated fair market value. The balance of the unfavorable contract liability is being amortized as an adjustment to revenue over the remaining life of the contract, which expires in December 2009. As of September 30, 2009, the remaining unamortized unfavorable contract liability is approximately $1.3 million.

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

During the quarter ended September 30, 2008, the Company paid down $4.8 million and $80.9 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of $69.1 million. During the nine-month period ended September 30, 2008, the Company paid down $67.9 million and $167.1 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of $190.0 million. The Company recognized gains of $16.6 million and $43.2 million, both net of transaction fees, during the quarter and nine months ended September 30, 2008, respectively, resulting from the early extinguishment of a portion of its Senior Credit and Term Facility. The Company made no such prepayments during the nine months ended September 30, 2009.

The Senior Credit and Term Facility was modified a third time on November 25, 2008, which (i) modified the definition of “Consolidated Total Leverage Ratio” to change the leverage ratio test from a “net” test to a “gross” test, (ii) added a pro-forma test for each revolving credit draw, and (iii) modified the maximum permitted consolidated total leverage ratio so it remained at 8.5 to 1.0 through September 30, 2009, reduced from 8.5 to 1.0 to 8.25 to 1.0 on December 31, 2009, reduced to 7.75 to 1.0 on March 31, 2010, and reduced again to 7.25 to 1.0 on June 30, 2010. In addition, the Company permanently reduced the aggregate revolving credit commitments from $200 million to $150 million.

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

The monthly liquidity test requires the Company’s consolidated liquidity, as defined in the Fourth Amendment, to be equal to or greater than $15 million for the months of April through July 2009, $20 million for the months of August and September 2009, and $25 million for the months of October, November and December 2009. The Company was in compliance with the monthly consolidated EBITDA and liquidity tests for the months of April through September 2009, and as of September 30, 2009 cumulative consolidated EBITDA was approximately $137 million and consolidated liquidity was approximately $24 million.

The Company was in compliance with its covenants under the Senior Credit and Term Facility as of September 30, 2009, and the Company expects to be in compliance through 2009. However, the Fourth Amendment added additional covenants for 2010, which the Company does not expect to meet. The Company must have at least $150 million of available cash as of January 15, 2010, and the remaining convertible subordinated notes must be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010.

The Fourth Amendment also requires that if the Company’s cash exceeds $30,000,000 at any time, then the Company is required to promptly put the amount in excess of $30,000,000 (the “Excess Cash”) into a cash collateral account for the benefit of the Company’s lenders. The Company will not have access to the cash collateral account to operate its business, fulfill its obligations, or to otherwise meet its liquidity needs without the consent of the lenders. As of September 30, 2009, approximately $4.0 million of Excess Cash is included in prepaid expenses and other current assets on the Company’s consolidated condensed balance sheet.

Based on the current economic conditions and capital markets, the Company does not expect to be able to meet its covenants under the Senior Credit and Term Facility as of January 15, 2010. If the Company fails to do so, the Company will be in default under its Senior Credit and Term Facility and under the terms of its convertible subordinated notes. Because of the Company’s likely inability to comply with these covenants, the amounts outstanding under the Senior Credit and Term Facility and the convertible subordinated notes are classified as current liabilities as of September 30, 2009. In May 2009, the Company hired a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure and debt. The Company is currently in discussions with its lenders regarding this matter, including the possibility of seeking relief through a Chapter 11 filing under the U.S. Bankruptcy Code; however, there can be no assurance that any definitive agreement shall be reached. As of September 30, 2009, discussions with lenders were ongoing, and they remain ongoing as of the filing of the report in which these financial statements appear. Should the Company default, however, its indebtedness may be accelerated, the Company would not be able to satisfy these obligations, and the Company would likely need to seek relief through a Chapter 11 filing under the U.S. Bankruptcy Code.

The Company had $52.4 million of debt issuance costs related to the Senior Credit and Term Facility, including approximately $0.3 million, $10.5 million and $11.5 million incurred in connection with the amendments on March 13, 2008, November 25, 2008 and March 26, 2009. The Company also incurred approximately $0.6 million in costs paid to third parties in connection with the Fourth Amendment, and these amounts were expensed primarily during the first quarter of 2009. The Company wrote off $0.2 million in debt issuance costs in connection with the modification of the Senior Credit and Term Facility under the Fourth Amendment. The Company wrote off approximately $1.1 million and $3.1 million of debt issuance costs relating to the prepayments during the three and nine months ended September 30, 2008, respectively. Pursuant to the terms of the Senior Credit and Term Facility and the resulting classification as a current liability beginning with the quarter ended March 31, 2009, the remaining amount of debt issuance costs are being amortized over the 9.5 month period through January 15, 2010. During the quarters ended September 30, 2009 and 2008, the amortization of these debt issuance costs was $13.6 million and $1.2 million, respectively, and for the nine months ended September 30, 2009 and 2008, the amortization was $29.3 million and $3.9 million, respectively. As of September 30, 2009, $15.8 million of debt issuance costs are unamortized.

As discussed above, the Senior Credit and Term Facility is classified as a current liability in the accompanying September 30, 2009 consolidated condensed balance sheet. However, pursuant to the stated terms of the Senior Credit and Term Facility, principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012	22,500
September 30, 2012, December 31, 2012, March 31, 2013	112,500
June 12, 2013	52,044

Based on the stated terms of the Senior Credit and Term Facility, principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,319.9 million on June 12, 2014.

Based on the stated terms of the Senior Credit and Term Facility, the revolving loans under the Senior Credit and Term Facility are due in full on June 12, 2013. The Fourth Amendment reduced the revolving portion of the Senior Credit and Term Facility from $150 million to $140 million. Additionally, $125 million of the revolving loans may not be reborrowed if the amounts are repaid.

Although the Company has classified its senior debt as a current liability as of September 30, 2009, if payments were to be made according to the stated terms of the Senior Credit and Term Facility, the required aggregate principal payments as of September 30, 2009 would be as follows:

Payment Amount
(in thousands)
October 1, 2009 - September 30, 2010	$18,838
October 1, 2010 - September 30, 2011	82,850
October 1, 2011 - September 30, 2012	195,350
October 1, 2012 - September 30, 2013	431,651
October 1, 2013 - September 30, 2014	1,327,544
Thereafter	—

$2,056,233

Prior to the Fourth Amendment, at the Company’s election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrued at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranged from 0.00% to 0.50%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranged from 0.75% to 1.50%, depending on the Company’s leverage ratio. As of the effective date of the Fourth Amendment, at the Company’s election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrues at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.50% or (b) the Eurodollar rate plus 1.50%. These interest payments are due monthly.

Prior to the Fourth Amendment, for the outstanding principal for Tranche B Term Loans, the Company could have elected interest to accrue at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranged from 0.50% to 0.75%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranged from 1.50% to 1.75%, depending on the Company’s leverage ratio. As of the effective date of the Fourth Amendment, at the Company’s election, interest on outstanding principal for the Tranche B Term Loans accrues at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.75% or (b) the Eurodollar rate plus 1.75%. These interest payments are due monthly.

As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incur a rate of 4.25% per annum. On each interest payment date, this additional interest increases the principal amount of the related debt and will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. The payment tables above reflect only the repayment of the facility fee incurred through September 30, 2009.

Below is a table that sets forth the rates, excluding the facility fee, and the amounts borrowed under the Company’s Senior Credit and Term Facility as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Tranche A Term Loans	$527,156	1.79 to 2.08%	$527,156	1.97 to 3.40%
Tranche B Term Loans	1,347,524	2.04 to 2.33%	1,347,525	2.20 to 3.65%
Revolving Loans	136,000	2.08%	136,000	3.40%

	2,010,681		2,010,681
Facility Fee	45,552		—

Total Senior Debt	$2,056,233		$2,010,681

As of September 30, 2009, the Company had $1.1 million available in revolving loan commitments under the Senior Credit and Term Facility.

The Company’s operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

6.	SUBORDINATED DEBT AND CONVERTIBLE SUBORDINATED NOTES

On February 18, 2004, the Company sold $330.0 million principal amount of convertible subordinated notes. These convertible subordinated notes (the “Original Notes”) are due in February 2011 and bear interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. Holders may convert these Original Notes into common stock at an initial conversion rate of 39.2157 shares of common stock per $1,000 principal amount of notes, equal to a conversion price of $25.50 per share. Pursuant to the terms of the indenture governing the Original Notes, the initial conversion price was adjusted to be $25.16 per share of the Company’s common stock, effective immediately after November 30, 2005, as a result of the declared dividend to stockholders of record on November 30, 2005 on the common stock in the amount of $0.18 per share. As permitted under the indenture, no adjustment was made with respect to any subsequent dividends declared, since, in lieu of such adjustment, holders of the Original Notes will be entitled to the dividend amount upon conversion.

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

The Company has valued its obligation to settle dividends in cash upon conversion of its Original Notes, if any. This derivative financial instrument is measured using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The derivative liability had virtually no estimated fair value as of September 30, 2009 or December 31, 2008. There was essentially no change in the estimated fair value of the derivative financial instrument during each of the three and nine months ended September 30, 2009 and 2008.

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

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes do not differ in any material respect from those of the Original Notes. The Company completed this offer and exchange on June 5, 2008. The Company accepted all Original Notes that were validly tendered and not withdrawn in the exchange offer, and on June 11, 2008, the Company issued $274.5 million aggregate principal amount of Amended Notes pursuant to an indenture, dated as of June 11, 2008, between the Company and Wilmington Trust Company, as trustee. The Amended Notes will mature on February 15, 2011 unless earlier redeemed at the Company’s option under limited circumstances, converted into common stock at the option of any registered holder of the Amended Notes (each, a “Holder”) or repurchased by the Company at the option of the Holder under limited circumstances. As of September 30, 2009, $0.5 million of the Original Notes remained outstanding.

Per the terms of the Settlement Agreement, the Company had the ability to redeem the Amended Notes at $900 per $1,000 principal amount of the Amended Notes through December 31, 2008, and the Amended Notes may be redeemed at the election of the Company at $950 per $1,000 principal amount of the Amended Notes through December 31, 2009.

Through September 30, 2009, the Company had repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including the $55.0 million Original Notes related to the initial exchange offer. There were no repurchases during the three months ended September 30, 2009. During the nine months ended September 30, 2009, $0.7 million was repurchased, and $74.3 million and $254.8 million was repurchased during the three and nine months ended September 30, 2008, respectively. These repurchases resulted in gains of $0.4 million, $15.8 million and $42.4 million, net of transaction fees, in the nine months ended September 30, 2009 and the three and nine months ended September 30, 2008, respectively. The balance of Original Notes and Amended Notes was $48.3 million as of September 30, 2009. Although the Company had been repurchasing the convertible subordinated notes, under the terms of the Fourth Amendment to the Senior Credit and Term Facility, the Company is now prohibited from doing so, except in very limited circumstances. Additionally, the Fourth Amendment requires the Company prior to January 15, 2010 to either (i) repay in full the outstanding convertible notes with subordinated refinanced indebtedness or (ii) enter into an agreement with the holders of the outstanding convertible notes to amend the maturity date to be no earlier than September 30, 2014, eliminate any principal payments until September 30, 2014, and require that all payments of interest thereon (except for the interest paid pursuant to the August 15, 2009 interest payment date) be payable by adding such amounts to the principal amount of the outstanding convertible notes. The Company does not expect to meet these 2010 covenants, and if not met, the Company will be in default under its Senior Credit and Term Facility. In the event that the Company is not in compliance with the covenants under the terms of the Senior Credit and Term Facility, the Company would also be in default under its convertible subordinated notes, and in such case, the indebtedness under the convertible subordinated notes may be accelerated. Because of the Company’s likely inability to comply with its covenants, the amounts outstanding under the Senior Credit and Term Facility and the convertible subordinated notes are classified as current liabilities as of September 30, 2009. Should the Company default, its indebtedness may be accelerated, it would not be able to satisfy these obligations, and the Company would likely need to seek relief through a Chapter 11 filing under the U.S. Bankruptcy Code.

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

The contingent interest rate adjustments described in the terms of the Amended Notes are required to be accounted for in accordance with guidance related to derivatives and hedging activities and could cause interest to vary in future periods depending on the outstanding balance of Amended Notes. Accordingly, the Company estimated the value of the contingent interest derivative using a discounted cash flow analysis considering various repurchase scenarios and assumptions regarding the repayment or non-repayment of the convertible subordinated notes, which determine the stated interest rate to be incurred, compared to a minimum base rate of interest of 4.0%. This analysis resulted in a value of $0.3 million as of September 30, 2008, and attributed no value to this derivative as of September 30, 2009. The change in fair value for the three and nine months ended September 30, 2009 and 2008 represented gains of $0.2 million, $1.8 million, $0.9 million, and $4.8 million, respectively, which is included in the accompanying consolidated condensed statements of operations as a component of interest expense, net.

Pursuant to the terms of the convertible subordinated notes and the resulting classification as a current liability beginning with the quarter ended March 31, 2009, the remaining amount of debt issuance costs and debt discount as of March 31, 2009 are being amortized over the 9.5 month period through January 15, 2010.

In connection with the repurchase of a portion of the Amended Notes, the Company wrote off approximately $1.3 million and $4.6 million of debt discount during the three and nine months ended September 30, 2008, respectively. For each of the quarters ended September 30, 2009 and 2008, the amortization of the discount on the convertible subordinated notes was $0.2 million. During the nine-month periods ended September 30, 2009 and 2008, the amortization of the convertible notes discount was $0.4 million and $0.8 million, respectively.

In connection with the repurchase of a portion of the Amended Notes, the Company also wrote off approximately $0.6 million and $2.1 million of debt issuance costs during the three and nine months ended September 30, 2008, respectively, that had been capitalized related to the convertible subordinated notes. For each of the quarters ended September 30, 2009 and 2008, the amortization of the debt issuance costs on the convertible subordinated notes was $0.1 million. During the nine-month periods ended September 30, 2009 and 2008, the amortization of these debt issuance costs was $0.2 million and $0.6 million, respectively.

As of September 30, 2009, debt issuance costs and debt discount of $0.1 million and $0.2 million, respectively, are unamortized.

7.	INTEREST RATE SWAP

In June 2007, the Company entered into an interest rate swap agreement. The agreement is an amortizing swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which the Company pays a fixed rate of 5.394% and receives a variable rate from the counterparty based on a three-month London Inter-Bank Offered Rate (“LIBOR”), for which measurement and settlement is performed quarterly. As of September 30, 2009, the notional amount of the swap agreement is $970.0 million. This agreement is used to manage the Company’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates, and the Company had originally designated the swap as a cash flow hedge in accordance with derivative and hedging related guidance. The counterparty to this interest rate swap agreement is a major financial institution, and the Company believes that the risk of nonperformance by this counterparty is remote.

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

As part of the fair value determination of the Company’s interest rate swap, the Company evaluated its default risk and credit spread compared to the swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Company’s nonperformance risk. As of December 31, 2008, the fair value of the swap was estimated to be a liability of $82.4 million and was classified as noncurrent in other long-term liabilities, and as of September 30, 2009, the interest rate swap liability was estimated to be $64.3 million, and its classification is linked to and consistent with that of the related Senior Term and Credit Facility. The change in the fair value of the interest rate swap liability during the quarter and nine months ended September 30, 2009 was expense of $3.5 million and a net gain of $18.1 million, respectively, including the impact of the credit default risk, and was recognized as a component of interest expense, net.

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

As further discussed at Note 1, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders in connection with the Merger. As of September 30, 2009, net of shares held in treasury, the Company had 265,760,025 shares of common stock outstanding.

Stock Repurchase Plan

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of September 30, 2009, the Company had $62.4 million remaining under these repurchase programs. In addition, the Company acquired approximately 0.6 million and 0.8 million shares of common stock for approximately $0.1 million and $1.2 million during the nine months ended September 30, 2009 and 2008, respectively, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock or common stock units. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory withholding tax required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. There are substantial limitations on the Company’s ability to repurchase common stock under the Fourth Amendment.

Dividends

There were no dividends declared or paid during the nine months ended September 30, 2009 or 2008.

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

The following table sets forth the components of comprehensive loss for three and nine months ended September 30, 2008:

	September 30, 2008
	Three Months	Nine Months
	(in thousands)
Net income (loss)	$27,986	$(231,837)
Other comprehensive (loss) gain, net of tax (benefit) expense of $(254) and $1,245, respectively	(1,311)	980

Comprehensive income (loss)	$26,675	$(230,857)

10.	STOCK-BASED COMPENSATION

The cost of the Company’s share-based payments to employees, including grants of employee stock options, is recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. At the date of grant, the Company estimates the number of equity awards granted that are expected to be forfeited and subsequently adjusts the estimated forfeitures to reflect actual forfeitures when recording compensation cost for equity awards.

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards and amounts that ultimately will be deductible for tax purposes are temporary differences. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool. The Company is required to assess whether there is an available additional paid-in capital pool when the restrictions lapse or stock options are exercised or expire. As of September 30, 2009, the underlying fair value of equity awards since the date of grant has declined in value, and the Company does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company would be required to immediately recognize a non-cash write down of the corresponding deferred tax asset. However, this deferred tax asset has been completely reserved as part of the Company’s valuation allowance.

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

Stock options are generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment or service as a director or independent contractor. No options were granted during either of the nine months ended September 30, 2009 or 2008.

Total stock-based compensation expense for the three and nine months ended September 30, 2009 was $1.8 million and $8.9 million, respectively, on a pre-tax basis. No tax benefit was recognized with respect to this expense since there is a valuation allowance against the Company’s deferred tax asset as of September 30, 2009. Total stock-based compensation expense was $3.9 million and $11.1 million, on a pre-tax basis, for the three and nine months ended September 30, 2008, respectively. The associated tax (benefit) expense for the three and nine months ended September 30, 2008 was $(0.9) million and $6.1 million, respectively. The expense for the nine months ended September 30, 2008 includes an $8.6 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards.

As of September 30, 2009, unrecognized pre-tax stock-based compensation expense was approximately $5.1 million and is expected to be recognized over a weighted average period of approximately one year.

As of September 30, 2009, the total number of shares of common stock that remain authorized, reserved, and available for issuance under all plans was approximately 17.9 million, not including shares underlying outstanding grants.

The following table summarizes stock option activity for the Company for the nine months ended September 30, 2009:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding at January 1, 2009	11,452	$8.67
Granted	—	—
Exercised	—	—
Forfeited	(339)	5.58
Cancelled or modified	(2,571)	6.48

Outstanding at September 30, 2009	8,542	$9.45	3.6	$—

Vested or expected to vest at September 30, 2009	8,327	$9.59	3.6	$—

Exercisable at September 30, 2009	7,308	$10.11	3.5	$—

No options were granted or exercised during either of the nine months ended September 30, 2009 or 2008.

Activity related to shares of nonvested stock is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Nonvested awards at January 1, 2009	6,620	$2.07
Granted	—	—
Awards vested	(860)	3.62
Forfeited	(261)	1.44
Cancelled	(4,000)	1.72

Nonvested awards at September 30, 2009	1,499	$2.22

Shares of Nonvested Common Stock Units
Nonvested awards at January 1, 2009	1,770	$5.90
Granted	—	—
Awards vested	(858)	5.90
Forfeited	(228)	5.90

Nonvested awards at September 30, 2009	684	$5.90

The total fair value of awards of nonvested shares of common stock or common stock units that vested during the nine months ended September 30, 2009 and 2008 was $8.2 million and $14.8 million, respectively.

11.	INCOME TAXES

For the three months ended September 30, 2009, the Company’s effective tax rate was 20.3%. This effective rate differed from the federal tax rate of 35% primarily due to changes in the Company’s valuation allowance and the $985.7 million asset impairment charge recognized by the Company.

For the three months ended September 30, 2008, the Company’s effective tax rate was 36.3%. This effective rate differed from the federal tax rate of 35% as the result of state income tax expense, net of federal benefit, certain non-deductible compensation costs, and other non-deductible expenses. The effective rate was also impacted by a state tax benefit, net of federal expense, resulting from a change in the Company’s effective state tax rate.

For the nine months ended September 30, 2009, the Company’s effective tax rate was 23.0%. This effective rate differed from the federal tax rate of 35% primarily due to changes in the Company’s valuation allowance and the $985.7 million asset impairment charge recognized by the Company.

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

12.	NET (LOSS) INCOME PER SHARE

The Company presents basic and diluted earnings per share in its consolidated condensed statement of operations. Basic net income (loss) per share excludes dilution and is computed for all periods presented by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. In the calculation of earnings per share, the Company considers nonvested shares of common stock to be participating securities prior to vesting and are, therefore, included in the earnings allocation in computing basic earnings per share under the two-class method in periods of net income.

Diluted net loss per share is computed in the same manner as basic net loss per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options, (2) the effect of the Company’s convertible subordinated notes, and (3) nonvested shares of common stock in periods of net loss. Antidilutive instruments are not considered in this calculation.

There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for any of the three or nine months ended September 30, 2009 or the nine months ended September 30, 2008 and no potentially dilutive equivalent shares related to stock options for the three months ended September 30, 2008. Potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes, along with the related interest expense impact, net of tax, into 1.9 million shares of common stock of the Company for each of the three and nine months ended September 30, 2009 and into 4.3 million and 9.7 million shares of common stock of the Company for the three and nine months ended September 30, 2008, respectively, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive.

13.	REPORTABLE SEGMENTS

The Company operates two reportable segments, Radio Markets and Radio Network, as there is discrete financial information available for each segment and the segment operating results are reviewed by the chief operating decision maker. The Radio Markets’ revenue is primarily derived from the sale of broadcasting time to local, regional and national advertisers. Revenue for the Radio Network is generated primarily through national advertising. The Company presents segment operating income (“SOI”), which is not calculated according to accounting principles generally accepted in the United States of America, as the primary measure of profit and loss for its operating segments. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, stock-based compensation, corporate general and administrative expenses, non-cash charge related to contract obligations, asset impairment and disposal charges and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The Company has previously presented segment operating income before depreciation and amortization (“Segment OIBDA”), which was not calculated according to accounting principles generally accepted in the United States of America, as a primary measure of profit and loss for its operating segments. However, because of the significance and variability of asset impairment and disposal charges and other non-cash amounts that were reflected in Segment OIBDA, use of this measure by Company management has become less relevant and therefore, management utilizes SOI as the primary measure of profit or loss for its operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net revenue:
Radio Markets	$155,788	$172,890	$442,877	$519,036
Radio Network	29,364	42,883	91,302	135,380

Segment revenue	$185,152	$215,773	$534,179	$654,416

Intersegment revenue:
Radio Markets	$(1,342)	$(1,883)	$(3,417)	$(5,526)
Radio Network	—	—	—	—

Total intersegment revenue	$(1,342)	$(1,883)	$(3,417)	$(5,526)

Net revenue	$183,810	$213,890	$530,762	$648,890

SOI:
Radio Markets	$58,229	$66,829	$155,425	$201,749
Radio Network	(496)	6,458	(2,367)	20,941
Non-cash amounts related to contractual obligations	—	—	—	(21,440)
Corporate general and administrative	(5,156)	(7,277)	(20,164)	(27,080)
Local marketing agreement fees	(259)	(337)	(770)	(998)
Asset impairment and disposal charges	—	(7,310)	(985,653)	(371,711)
Stock-based compensation expense	(1,481)	(1,996)	(4,007)	(5,288)
Depreciation and amortization	(7,554)	(11,126)	(28,025)	(34,525)
Other, net	(5,314)	(30)	(6,311)	1,666

Operating income (loss)	37,969	45,211	(891,872)	(236,686)

Interest expense, net	64,583	30,629	128,020	96,057
Gain on extinguishment of debt	—	(32,485)	(428)	(85,678)
Write-off of deferred financing costs and debt discount upon extinguishment of debt	37	3,133	814	9,787

(Loss) income before income taxes	(26,651)	43,934	(1,020,278)	(256,852)

Income tax (benefit) expense	(5,400)	15,948	(235,065)	(25,015)

Net (loss) income	$(21,251)	$27,986	$(785,213)	$(231,837)

Asset impairment and disposal charges:
Radio Markets	$—	$7,310	$912,577	$351,841
Radio Network	—	—	73,076	19,870

Total asset impairment and disposal charges	$—	$7,310	$985,653	$371,711

Non-cash amounts related to contractual obligations
Radio Markets	$—	$—	$—	$21,440
Radio Network	—	—	—	—

Total non-cash amounts related to contractual obligations	$—	$—	$—	$21,440

Segment local marketing agreement fees:
Radio Markets	$259	$337	$770	$998
Radio Network	—	—	—	—

Total segment local marketing agreement fees	$259	$337	$770	$998

Segment stock-based compensation expense:
Radio Markets	$1,104	$1,409	$2,959	$3,690
Radio Network	377	587	1,048	1,598

Total segment stock-based compensation expense	$1,481	$1,996	$4,007	$5,288

Segment depreciation and amortization:
Radio Markets	$5,585	$6,867	$16,802	$19,188
Radio Network	1,969	4,259	11,223	15,337

Total segment depreciation and amortization	$7,554	$11,126	$28,025	$34,525

	September 30, 2009	December 31, 2008
	(in thousands)
Identifiable assets:
Radio Markets, exclusive of goodwill shown separately below	$981,531	$1,777,878
Goodwill	292,563	432,314

Total Radio Markets identifiable assets	$1,274,094	$2,210,192

Radio Network, exclusive of goodwill shown separately below	$70,230	$135,867
Goodwill	29,413	60,485

Total Radio Network identifiable assets	$99,643	$196,352

Corporate and other identifiable assets	$29,535	$26,426

Total assets	$1,403,272	$2,432,970

14.	COMMITMENTS AND CONTINGENCIES

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

Overview of Net Revenue, Segment Operating Income, Operating Loss, Corporate Expenses and Certain Cash Payments

Radio Markets

•

Net revenue for the Radio Markets segment, which represents the Company’s owned and operated radio stations, for the quarter ended September 30, 2009 was $155.8 million, as compared to $172.9 million for the quarter ended September 30, 2008, a decrease of $17.1 million, or 9.9%. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets.

•

Segment operating income (see description under the heading “Segment Results of Operations” below) for the Radio Markets during the quarter ended September 30, 2009 was $58.4 million as compared to $66.8 million during the quarter ended September 30, 2008, a decrease of $8.4 million. This decrease was due to the decreases in revenue partially offset by significant expense reductions in the current year quarter of $8.5 million, or 8.0%, compared to the quarter ended September 30, 2008.

•

Operating income at the Radio Markets for the quarter ended September 30, 2009 was $51.4 million compared to $50.9 million for the quarter ended September 30, 2008, an increase of $0.5 million. The increase in operating income was primarily due to the impairment charge recorded in the third quarter of 2008 with no corresponding charge in the same period in 2009, partially offset by lower revenues and operating expenses in 2009 as compared to the same period in 2008.

Radio Network

•

Net revenue for the Radio Network for the quarter ended September 30, 2009 was $29.4 million, as compared to $42.9 million for the quarter ended September 30, 2008, a decrease of $13.5 million, or 31.5%. The loss of the Sean Hannity and Paul Harvey network programs accounted for approximately $8.0 million of the net revenue decline in the third quarter of 2009.

•

Segment operating loss for the Radio Network during the quarter ended September 30, 2009 was $0.5 million compared to income of $6.5 million during the quarter ended September 30, 2008, a decrease of $7.0 million. This was due to the decreases in revenue partially offset by significant expense reductions in the 2009 quarter of $6.6 million, or 18.0%, compared to the quarter ended September 30, 2008.

•

Operating loss at Radio Network for the quarter ended September 30, 2009 was $2.9 million compared to operating income of $1.6 million for the quarter ended September 30, 2008, a decrease of $4.5 million. This decrease was primarily due to the decline in revenues, partially offset by reduced operating expenses, including depreciation and amortization.

Consolidated

•	Consolidated net revenue for the quarter ended September 30, 2009 was $183.8 million, as compared to $213.9 million for the quarter ended September 30, 2008, a decrease of $30.1 million, or 14.1%.

•

Consolidated segment operating income for the quarter ended September 30, 2009 was $57.9 million, compared to $73.3 million for the quarter ended September 30, 2008, a decrease of approximately $15.4 million, or 21.0%. This decrease was due to the decreases in revenue partially offset by significant expense reductions in the current year quarter of $14.5 million, or 10.3%, compared to the quarter ended September 30, 2008. The Company remains focused on the reduction of costs in all areas while continuing to invest in profitable programming.

•

Consolidated operating income for the quarter ended September 30, 2009 was $38.0 million compared to $45.2 million for the quarter ended September 30, 2008, a decrease of approximately $7.2 million. The third quarter of 2008 reflected an asset impairment charge of $7.3 million. For additional information regarding the asset impairment and disposal charges see the discussion below under the heading “Components of Expenses.”

•

Corporate general and administrative expense was $5.2 million for the quarter ended September 30, 2009 compared to $7.3 million for the quarter ended September 30, 2008, a decrease of approximately $2.1 million, or 28.8%. The decrease in 2009 is primarily attributable to a $1.6 million decrease in non-cash stock compensation.

•

Cash paid for interest, capital expenditures and income taxes for the quarter ended September 30, 2009 were $25.7 million, $3.1 million and $0.3 million, respectively. For the quarter ended September 30, 2008, cash paid for interest, capital expenditures and income taxes were $33.0 million, $1.9 million and $1.8 million, respectively.

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

On March 26, 2009, the Company entered into the Fourth Amendment to the Senior Credit and Term Facility, dated as of June 12, 2007, as previously amended, among the Company and several lenders (the “Fourth Amendment”). The Fourth Amendment modified various terms of the Senior Credit and Term Facility, including suspending certain financial covenants through 2009 while imposing new monthly covenants for 2009 (as further described in the “Senior Debt” section below). As of September 30, 2009, the balance outstanding under the Senior Credit and Term Facility was $2,056.2 million. As of September 30, 2009, the Company was in compliance with the terms of the Senior Credit and Term Facility and expects to remain in compliance with these terms through 2009. However, the Fourth Amendment added additional covenants for 2010, which the Company does not expect to meet. The Fourth Amendment requires the Company to have at least $150 million of available cash as of January 15, 2010 and that the remaining convertible subordinated notes be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010. The Fourth Amendment also requires that if the Company’s cash exceeds $30,000,000 at any time, then the Company must put the amount in excess of $30,000,000 (the “Excess Cash”) into a cash collateral account for the benefit of the Company’s lenders. The Company will not have access to the cash collateral account to operate its business, fulfill its obligations, or to otherwise meet its liquidity needs without the consent of the lenders. As of September 30, 2009, approximately $4.0 million of Excess Cash is included in prepaid expenses and other current assets on the Company’s accompanying consolidated condensed balance sheet.

Based on the current economic conditions and capital markets, the Company does not expect to meet its covenant requirements under the Senior Credit and Term Facility as of January 15, 2010. In May 2009, the Company hired a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure and debt. The Company is currently in discussions with its lenders regarding this matter, including the possibility of seeking relief through a Chapter 11 filing under the U.S. Bankruptcy Code; however, there can be no assurance that any definitive agreement shall be reached. As of September 30, 2009, discussions with lenders were ongoing, and they remain ongoing as of the filing of the report in which these financial statements appear. Should the Company default under our Senior Credit and Term Facility and under the terms of our convertible subordinated notes, our indebtedness may be accelerated, we would not be able to satisfy these obligations, and the Company would likely need to seek relief through a Chapter 11 filing under the U.S. Bankruptcy Code.

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company owns and operates radio stations and holds Federal Communications Commission (“FCC”) licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”) . The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. In addition to owning and operating radio stations, we also own and operate Citadel Media, which was formerly identified as ABC Radio Network (the “Radio Network”), which produces and distributes a variety of news and news/talk radio programming and formats. The Radio Network is a leading radio network and syndicator with approximately 4,000 station affiliates and 8,500 program affiliations and is a separate reportable segment. Our top 25 markets accounted for approximately 76% of the Radio Markets segment revenue for each of the three and nine months ended September 30, 2009 and 2008. The Radio Markets segment and the Radio Network segment contributed approximately 84% and approximately 16%, respectively, of our consolidated net revenues for the quarter ended September 30, 2009 and approximately 80% and approximately 20%, respectively, for the quarter ended September 30, 2008. During the nine months ended September 30, 2009, the Radio Markets segment and the Radio Network segment contributed approximately 83% and approximately 17%, respectively, of our consolidated net revenues and approximately 79% and approximately 21%, respectively, for the nine months ended September 30, 2008.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. For both of the three and nine months ended September 30, 2009, approximately 79% of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising, and approximately 21% was generated from the sale of national advertising. For the three and nine months ended September 30, 2008, approximately 80% and 81%, respectively, of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising, and approximately 20% and 19%, respectively, was generated from the sale of national advertising. The major categories of our Radio Markets’ advertisers include automotive companies, restaurants, fast food chains, banks, entertainment companies, medical companies, and grocery and retail merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

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

The Company evaluates the fair value of its FCC licenses at the unit of account level and has determined the unit of account to be the geographic market level. The Company’s lowest level of identifiable cash flow is the geographic market level. For purposes of testing the carrying value of the Company’s FCC licenses for impairment, the fair value of FCC licenses for each geographic market contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) forecasted revenue growth rates for each radio geographic market; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a geographic market basis are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a geographic market basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given geographic market, the carrying amount of the FCC license in that geographic market is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

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

The Company’s annual impairment testing date is October 1 st of each year and, therefore, the Company performs its annual impairment analysis in the fourth quarter and, if necessary, performs interim impairment analyses. During the year ended December 31, 2008, the Company recognized non-cash impairment and disposal charges of $1,197.4 million, which was comprised of $824.4 million and $373.0 million relating to FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values. The material assumptions utilized in the Company’s analyses in 2008 included overall future market revenue growth rates for the residual year of approximately 2.5% at June 30, 2008 and 2.0% at December 31, 2008, a weighted average cost of capital of 9% at June 30, 2008 and 10.0% at December 31, 2008 and estimated EBITDA multiples of between 8.6 times and 9.4 times at June 30, 2008 and 7.0 times at December 31, 2008.

The radio marketplace continued to deteriorate during the first six months of 2009 and the Company expected advertising revenue to continue to decline in comparison to the same periods in the prior year for the remainder of 2009. Radio market revenue estimates for future years had continued to decline at a rate greater than anticipated at December 31, 2008. In May 2009, the Company engaged a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure. This process is ongoing as of the filing of this report. As a result of the continued deterioration in the radio marketplace through the second quarter of 2009 and the greater than anticipated decline in overall radio market revenue estimates for future years, as well as fair value indicators resulting from the Company’s evaluation of its capital structure available at that time, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values. The material assumptions utilized in the Company’s analysis as of June 30, 2009 included overall future market revenue growth rates for the residual year of approximately 1.5%, weighted average cost of capital of 12.0% and estimated EBITDA multiples of approximately 5.0 times.

If the material assumptions utilized are less favorable than those projected by us or if market conditions and operational performance of the Company’s reporting units were to continue to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our FCC licenses or goodwill below the amounts reflected in the balance sheet, we may be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations. As an example and based on the impairment analysis performed as of June 30, 2009, increasing the weighted average cost of capital from 12.0% to 12.5 % would result in an additional impairment charge of approximately $42.2 million to the Company’s FCC licenses and decreasing the estimated future market revenue growth rates from approximately 1.5% to 1.0% would result in an additional impairment charge of approximately $27.1 million to the Company’s FCC licenses. As of September 30, 2009, the Company concluded that there had been no conditions or events that would require an additional interim asset impairment analysis.

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. During the year ended December 31, 2008, the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required the Company to transfer one of its existing stations in its Salt Lake City market into a divestiture trust (together with Last Bastion, the “Divestiture Trusts”). The Company recognized non-cash impairment and disposal charges of $10.0 million in the second quarter of 2009 in order to write down the FCC licenses of stations held in the Divestiture Trusts to their estimated fair value since these stations are more likely than not to be disposed. The Company recognized $10.8 million of non-cash impairment and disposal charges during the year ended December 31, 2008, including $7.3 million during the three months ended September 30, 2008 primarily as a result of the transfer of the Salt Lake City station discussed above. This non-cash impairment and disposal charge was recognized in order to write down the FCC license of the transferred station to its estimated fair value since this station is more likely than not to be disposed. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

In connection with the Company’s June 30, 2009 interim impairment test, the Company also assessed the carrying value of certain material definite-lived intangible assets at the Radio Network. This assessment resulted in a non-cash impairment charge of approximately $42.6 million to reduce the carrying value of the definite-lived intangibles to their estimated fair values.

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Revenue

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Net revenue:
Local	$122.9	$136.8	$(13.9)
National	60.9	77.1	(16.2)

Net revenue	$183.8	$213.9	$(30.1)

Net revenue for the three months ended September 30, 2009 decreased by approximately $30.1 million, or 14.1%, from approximately $213.9 million during the three months ended September 30, 2008 to approximately $183.8 million. This decline was due to lower revenue of $17.1 million from our Radio Markets, primarily due to decreases in local advertising revenue, and $13.5 million from the Radio Network, due primarily to an industry wide decline in radio advertising and the Radio Network’s loss of the Sean Hannity and Paul Harvey syndicated programs. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets. Among the larger metropolitan markets, our stations in Chicago, IL, Dallas, TX and Detroit, MI significantly outperformed their markets, while revenues in our San Francisco stations declined more than the overall market. On average, our stations in medium to small metropolitan markets experienced lower revenue declines than the markets in which they operate.

As a result of the current economic environment, the Company believes net revenue will continue to decline in the remaining quarter of 2009 as compared to the same period in the prior year.

Cost of Revenue

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$76.4	$86.9	$(10.5)

Cost of revenue decreased approximately $10.5 million, or 12.1%, to $76.4 million for the three months ended September 30, 2009 as compared to $86.9 million for the three months ended September 30, 2008. This decrease is primarily attributable to reductions in programming costs at both the Radio Markets and the Radio Network, including costs associated with the Sean Hannity and Paul Harvey syndicated programs as well as reductions in compensation paid to affiliates by the Radio Network.

Selling, General and Administrative

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$51.2	$55.7	$(4.5)

Selling, general and administrative expenses for the three months ended September 30, 2009 decreased approximately $4.5 million, or 8.1%, to $51.2 million from $55.7 million for the three months ended September 30, 2008. This decrease was primarily attributed to decreases in selling-related costs at both the Radio Markets and the Radio Network due to lower revenue, as well as decreases in overall general and administrative costs at the Radio Markets.

Corporate General and Administrative Expenses

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$5.2	$7.3	$(2.1)

Corporate general and administrative expenses decreased $2.1 million, or 28.8%, from $7.3 million during the three months ended September 30, 2008 to $5.2 million for the three months ended September 30, 2009. The decrease in corporate general and administrative expense is primarily the result of a decrease in stock-based compensation expense of $1.6 million.

Asset Impairment and Disposal Charges

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Asset impairment and disposal charges	$—	$7.3	$(7.3)

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

Our annual impairment testing date is October 1st of each year; therefore, we will perform our annual impairment analysis in the fourth quarter. If market conditions and operational performance of the Company’s reporting units were to continue to deteriorate and management had no expectation that the performance would improve within a reasonable period of time, or if facts and circumstances change that would, more likely than not, reduce the estimated fair value of the FCC licenses and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

Depreciation and Amortization

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$3.8	$4.3	$(0.5)
Amortization	3.7	6.8	(3.1)

Total depreciation and amortization	$7.5	$11.1	$(3.6)

Depreciation and amortization expense was $7.5 million during the three months ended September 30, 2009, compared to $11.1 million for the three months ended September 30, 2008, a decrease of $3.6 million, or 32.4%. The decrease in depreciation and amortization expense is primarily attributable to lower asset values as a result of the asset impairment charge for definite-lived intangible assets recognized in the second quarter of 2009.

Other, Net

For the three months ended September 30, 2009, other, net of approximately $5.3 million represents restructuring costs for financial advisory services and legal expenditures.

Operating Income

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Operating income	$38.0	$45.2	$(7.2)

Operating income decreased approximately $7.2 million from $45.2 million for the third quarter of 2008 to $38.0 million for the third quarter of 2009. The three months ended September 30, 2008 reflected asset impairment charges of approximately $7.3 million. Excluding the non-cash asset impairment charges recorded in the three months ended September 30, 2008, the decrease in operating income of approximately $14.5 million is primarily the result of the decrease in revenue of $30.1 million partially offset by lower operating expenses of approximately $15.5 million.

Interest Expense, Net

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Interest expense, net	$64.6	$30.6	$34.0

Net interest expense increased to $64.6 million for the three months ended September 30, 2009 from $30.6 million for the three months ended September 30, 2008, an increase of $34.0 million. Included in net interest expense for the three months ended September 30, 2009 are $22.8 million of expense for facility fees incurred pursuant to the Fourth Amendment of the Senior Credit and Term Facility, an increase in the amortization of debt issuance costs and debt discount of $12.4 million due to the acceleration of the amortization period, and a loss of $3.5 million resulting from an increase in the fair value of the Company’s interest rate swap liability. As part of the fair value determination of its interest rate swap, the Company evaluated its default risk and credit spread compared to the swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Company’s nonperformance risk. The Company’s interest rate swap was designated to hedge specific cash flow variability associated with certain interest payments. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated, and hedge accounting was discontinued. Changes in the fair value of the interest rate swap liability are recognized as interest expense.

Through March 31, 2009, we repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes. Although we had been repurchasing the convertible subordinated notes, under the terms of the Fourth Amendment, we are now prohibited from doing so, except in very limited circumstances. Offsetting the decrease in the balance was an increase in the interest rate. Since the aggregate principal amount of outstanding convertible subordinated notes, as amended (as described under the “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount” below) was $48.6 million as of December 31, 2008, the annual interest rate on all outstanding convertible subordinated notes, as amended as of January 1, 2009 was changed to 8.0% compared to 4.0% during the 2008 third quarter.

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 6 to the consolidated condensed financial statements, the convertible subordinated notes contain contingent interest rate features that are required to be accounted for as a derivative. At each reporting date, the Company measures the estimated fair value of these instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings as an adjustment to interest expense. During the three months ended September 30, 2009 and 2008, we recognized gains due to the change in the estimated fair value of the derivative financial liabilities of $0.2 million and $0.9 million, respectively. Changes in the estimated value of the derivative liabilities could impact interest expense in future periods. In addition, see the discussion below under the heading “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount” for future impacts on interest expense for the Company.

Pursuant to the terms of the Senior Credit and Term Facility and convertible subordinated notes and the resulting classification as current liabilities beginning with the quarter ended March 31, 2009, the remaining amounts of debt issuance costs related to the Senior Credit and Term Facility and the convertible subordinated notes, as well as the remaining amount of debt discount related to the convertible subordinated notes as of March 31, 2009 are being amortized over the 9.5 month period through January 15, 2010. This reduced amortization period will significantly increase the amount of amortization throughout 2009 as compared to the prior year. In connection with the Senior Credit and Term Facility, the Company had $52.4 million of debt issuance costs, including approximately $0.3 million, $10.5 million and $11.5 million incurred in connection with the amendments on March 13, 2008, November 25, 2008 and March 26, 2009, respectively. During the quarters ended September 30, 2009 and 2008, the amortization of these debt issuance costs was $13.6 million and $1.2 million, respectively. For each of the quarters ended September 30, 2009 and 2008, the amortization of the debt issuance costs on the convertible subordinated notes was $0.1 million. The Company recognized debt discount amounts corresponding to the derivative financial instruments associated with the convertible subordinated notes. For each of the three months ended September 30, 2009 and 2008, the amortization of the discount on the convertible subordinated notes was $0.2 million. As of September 30, 2009, debt issuance costs of $15.8 million related to the Senior Credit and Term Facility and debt issuance costs and debt discount related to the convertible subordinated notes of $0.1 million and $0.2 million, respectively, remain unamortized.

As of March 27, 2009, the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incur a rate of 4.25% per annum. For the quarter ended September 30, 2009, interest expense includes approximately $22.8 million in facility fees; however this additional interest will be paid on each interest payment date by increasing the principal amount of the related debt. This interest will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. This facility fee is expected to increase the amount of interest expense during the year ending December 31, 2009 as compared to the prior year by approximately $68 million.

Excluding the changes in the estimated fair values of the interest rate swap agreement and derivative liabilities, the facility fees incurred pursuant to the Fourth Amendment of the Senior Credit and Term Facility as further described in the “Senior Debt” section below, and the amortization of debt issuance costs and debt discount, net interest expense was $24.7 million for the three months ended September 30, 2009 as compared to $30.0 million for the three months ended September 30, 2008, a decrease of $5.3 million. This remaining decrease in interest expense was primarily the result of lower interest rates under the Company’s Senior Credit and Term Facility and a decrease in the principal balance of the Company’s long-term debt.

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

During the quarter ended September 30, 2008, we paid down $4.8 million and $80.9 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of $69.1 million and recognized a gain of $16.6 million, net of transaction fees, resulting from the early extinguishment of a portion of our Senior Credit and Term Facility. The Company made no such prepayments during the quarter ended September 30, 2009.

During 2008, we reached a settlement with respect to litigation involving our convertible subordinated notes whereby we repurchased $55.0 million of such notes that were tendered and not withdrawn. The remaining convertible subordinated notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). During the quarter ended September 30, 2008, we repurchased an aggregate amount of $74.3 million in principal amount of our Amended Notes and recognized a gain of $15.8 million, net of transaction fees. No such repurchases occurred during the third quarter of 2009.

The Company wrote off $1.1 million of debt issuance costs relating to the prepayments under our Senior Credit and Term Facility during the three months ended September 30, 2008. In connection with the repurchase of a portion of the Amended Notes during the quarter ended September 30, 2008, we also wrote off $0.6 million of debt issuance costs that had been capitalized related to the convertible subordinated notes, as well as $1.3 million of debt discount.

Income Tax Expense

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Income tax (benefit) expense	$(5.4)	$15.9	$(21.3)

For the quarter ended September 30, 2009, the Company recognized an income tax benefit of $5.4 million based on a loss before income taxes of $26.7 million, or an effective tax rate of 20.3%. This effective rate differed from the federal tax rate of 35% primarily due to changes in the Company’s valuation allowance and the $985.7 million asset impairment charge recognized by the Company.

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

Net (Loss) Income

Net loss decreased to $21.3 million, or $(0.08) per basic share for the quarter ended September 30, 2009 compared to net income of $28.0 million, or $0.10 per basic share, for the quarter ended September 30, 2008 as a result of the factors described above.

Diluted net (loss) income per share is computed in the same manner as basic net (loss) income per share after assuming issuance of common stock for all potentially dilutive equivalent shares. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the three months ended September 30, 2009 and no potentially dilutive equivalent shares related to stock options for the three months ended September 30, 2008. Potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes, along with the related interest expense impact, net of tax, into 1.9 million and 4.3 million shares of common stock of the Company for the three months ended September 30, 2009 and 2008, respectively, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net Revenue

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Net revenue:
Local	$351.7	$423.1	$(71.4)
National	179.1	225.8	(46.7)

Net revenue	$530.8	$648.9	$(118.1)

Net revenue for the nine months ended September 30, 2009 decreased by approximately $118.1 million, or 18.2%, from approximately $648.9 million during the nine months ended September 30, 2008 to approximately $530.8 million. This decline was due to lower revenue of $76.1 million from our Radio Markets, primarily due to decreases in local advertising revenue, and $44.1 million from the Radio Network, due primarily to an industry wide decline in radio advertising and the Radio Network’s loss of the Sean Hannity and Paul Harvey syndicated programs. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets. Among the larger metropolitan markets, our stations in Chicago, IL, New York, NY and Dallas, TX significantly outperformed their markets, while revenues in our San Francisco stations declined more than the overall market. On average, our stations in medium to small metropolitan markets generally performed at a level consistent with that of the markets in which they operate.

As a result of the current economic environment, the Company believes net revenue will continue to decline in the remaining quarter of 2009 as compared to the same period in the prior year.

Cost of Revenue

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$229.5	$261.1	$(31.6)

Cost of revenue decreased approximately $31.6 million, or 12.1%, to $229.5 million for the nine months ended September 30, 2009 as compared to $261.1 million for the nine months ended September 30, 2008. This decrease is primarily attributable to reductions in programming costs and advertising and promotional expenditures at both the Radio Markets and the Radio Network, including costs associated with the Sean Hannity and Paul Harvey syndicated programs as well as reductions in compensation paid to affiliates by the Radio Network.

Selling, General and Administrative

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$152.2	$170.4	$(18.2)

Selling, general and administrative expenses for the nine months ended September 30, 2009 decreased approximately $18.2 million, or 10.7%, to $152.2 million from $170.4 million for the nine months ended September 30, 2008. This decrease was primarily attributed to decreases in selling-related costs at both the Radio Markets and the Radio Network due to lower revenue, as well as decreases in overall general and administrative costs at the Radio Markets.

Corporate General and Administrative Expenses

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$20.2	$27.1	$(6.9)

Corporate general and administrative expenses decreased $6.9 million, or 25.5%, from $27.1 million during the nine months ended September 30, 2008 to $20.2 million for the nine months ended September 30, 2009. The decrease in corporate general and administrative expense is primarily the result of decreases in professional fees and employee compensation and benefits.

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

Asset Impairment and Disposal Charges

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Asset impairment and disposal charges	$985.7	$371.7	$614.0

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

In 2009, the radio marketplace continued to deteriorate during the first six months, and the Company expected advertising revenue to continue to decline in comparison to the same periods in the prior year for the remainder of 2009. Radio market revenue estimates for future years had continued to decline at a rate greater than anticipated at December 31, 2008. In May 2009, the Company engaged a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure. The process is ongoing as of the filing of this report. As a result of the continued deterioration in the radio marketplace through the second quarter of 2009 and the greater than anticipated decline in overall radio market revenue estimates for future years, as well as fair value indicators resulting from the Company’s evaluation of its capital structure available at that time, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values.

In addition, the Company has certain stations remaining in the Divestiture Trusts in order to comply with FCC ownership limits. For the quarter ended June 30, 2009, the Company also recognized non-cash impairment and disposal charges of $10.0 million in order to write down the FCC licenses of the transferred stations to their estimated fair value since these stations are more likely than not to be disposed. The Company continues to evaluate the carrying values of these stations and may be required to record a write-down of the assets in future periods if the carrying values exceed their estimated fair market values.

In connection with the Company’s June 30, 2009 interim impairment test, the Company also assessed the carrying value of certain material definite-lived intangible assets at the Radio Network. This assessment resulted in a non-cash impairment charge of approximately $42.6 million for the six months ended June 30, 2009 to reduce the carrying value of the definite-lived intangibles at the Radio Network to their estimated fair values.

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

Depreciation and Amortization

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$11.5	$14.0	$(2.5)
Amortization	16.5	20.6	(4.1)

Total depreciation and amortization	$28.0	$34.6	$(6.6)

Depreciation and amortization expense was $28.0 million during the nine months ended September 30, 2009, compared to $34.6 million for the nine months ended September 30, 2008, a decrease of $6.6 million, or 19.1%. The decrease in depreciation and amortization expense is primarily attributable to $3.5 million of additional amortization expense recorded in the June 30, 2008 quarter as a result of the Company’s final allocation of the purchase price for the ABC Radio Business in addition to lower amortization expense as a result of the asset impairment charge for definite-lived intangible assets recognized in the second quarter of 2009.

Non-Cash Charge Related to Contractual Obligations

In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. As such, the Company recognized the estimated payments to the previous national representation firm of approximately $21.4 million as a non-cash charge related to contract obligations in the nine months ended September 30, 2008, and the total up-front payment amount related to this contract of approximately $26.4 million, which includes an additional up-front payment received by the Company in connection with entering into the new contract, represents a deferred obligation and is included in other long-term liabilities in the accompanying consolidated condensed balance sheets as of September 30, 2009 and December 31, 2008. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019, as a reduction to national commission expense, which is included in cost of revenue. The previous remaining unamortized charge of approximately $11.7 million as of the inception of this new contract is continuing to be amortized over the original term of the contract to which the payment relates.

Other, Net

For the nine months ended September 30, 2009, other, net of approximately $6.3 million includes $6.1 million of restructuring costs for financial advisory services and legal expenditures. For the nine months ended September 30, 2008, other, net resulted in a credit of approximately $1.7 million primarily due to a negotiated settlement and the sale of certain assets.

Operating Loss

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Operating loss	$(891.9)	$(236.7)	$(655.2)

Operating loss for the nine months ended September 30, 2009 was $891.9 million as compared to $236.7 million for the corresponding 2008 period. The nine months ended September 30, 2009 and 2008 reflected asset impairment charges of approximately $985.7 million and $371.7 million, respectively. Excluding the non-cash asset impairment charges and amounts related to contractual obligations of $21.4 million recorded in the nine months ended September 30, 2008, the decrease in operating loss of approximately $62.6 million is primarily the result of the decrease in revenue of $118.1 million partially offset by lower operating expenses of approximately $55.4 million.

Interest Expense, Net

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Interest expense, net	$128.0	$96.1	$31.9

Net interest expense increased to $128.0 million for the nine months ended September 30, 2009 from $96.1 million for the nine months ended September 30, 2008, an increase of $31.9 million. Included in net interest expense for the nine months ended September 30, 2009 are $45.6 million of expense for facility fees incurred pursuant to the Fourth Amendment of the Senior Credit and Term Facility and an increase in the amortization of debt issuance costs and debt discount of $24.6 million due to the acceleration of the amortization period, partially offset by a gain of $18.1 million resulting from a decrease in the fair value of the Company’s interest rate swap liability. As part of the fair value determination of its interest rate swap, the Company evaluated its default risk and credit spread compared to the swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Company’s nonperformance risk. The Company’s interest rate swap was designated to hedge specific cash flow variability associated with certain interest payments. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated, and hedge accounting was discontinued. Changes in the fair value of the interest rate swap liability are recognized as interest expense.

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

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 6 to the consolidated condensed financial statements, the convertible subordinated notes contain contingent interest rate features that are required to be accounted for as a derivative. At each reporting date, the Company measures the estimated fair value of these instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings as an adjustment to interest expense. During the nine months ended September 30, 2009 and 2008, we recognized gains due to the change in the estimated fair value of the derivative financial liabilities of $1.8 million and $4.8 million, respectively. Changes in the estimated value of the derivative liabilities could impact interest expense in future periods. In addition, see the discussion below under the heading “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount” for future impacts on interest expense for the Company.

Pursuant to the terms of the Senior Credit and Term Facility and convertible subordinated notes and the resulting classification as current liabilities beginning with the quarter ended March 31, 2009, the remaining amounts of debt issuance costs related to the Senior Credit and Term Facility and the convertible subordinated notes, as well as the remaining amount of debt discount related to the convertible subordinated notes as of March 31, 2009 are being amortized over the 9.5 month period through January 15, 2010. This reduced amortization period will significantly increase the amount of amortization throughout 2009 as compared to the prior year. In connection with the Senior Credit and Term Facility, the Company had $52.4 million of debt issuance costs, including approximately $0.3 million, $10.5 million and $11.5 million incurred in connection with the amendments on March 13, 2008, November 25, 2008 and March 26, 2009, respectively. During the nine months ended September 30, 2009 and 2008, the amortization was $29.3 million and $3.9 million, respectively. For the nine months ended September 30, 2009 and 2008, the amortization of the debt issuance costs on the convertible subordinated notes was $0.2 million and $0.6 million, respectively. The Company recognized debt discount amounts corresponding to the derivative financial instruments associated with the convertible subordinated notes. For the nine months ended September 30, 2009 and 2008, the amortization of the discount on the convertible subordinated notes was $0.4 million and $0.8 million, respectively. As of September 30, 2009, debt issuance costs of $15.8 million related to the Senior Credit and Term Facility and debt issuance costs and debt discount related to the convertible subordinated notes of $0.1 million and $0.2 million, respectively, remain unamortized.

As of March 27, 2009, the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incur a rate of 4.25% per annum. For the nine months ended September 30, 2009, interest expense includes approximately $45.6 million in facility fees; however this additional interest will be paid on each interest payment date by increasing the principal amount of the related debt. This interest will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. This facility fee is expected to increase the amount of interest expense during the year ending December 31, 2009 as compared to the prior year by approximately $68 million.

Excluding the changes in the estimated fair values of the interest rate swap agreement and derivative liabilities, the facility fees incurred pursuant to the Fourth Amendment of the Senior Credit and Term Facility as further described in the “Senior Debt” section below, and the amortization of debt issuance costs and debt discount, net interest expense was $72.4 million for the nine months ended September 30, 2009 as compared to $95.6 million for the nine months ended September 30, 2008, a decrease of $23.2 million. This remaining decrease in interest expense was primarily the result of lower interest rates under the Company’s Senior Credit and Term Facility and a decrease in the principal balance of the Company’s long-term debt.

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

During the nine months ended September 30, 2008, we paid down $67.9 million and $167.1 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for an aggregate payment of $190.0 million and recognized a gain of $43.2 million, net of transaction fees, resulting from the early extinguishment of a portion of our Senior Credit and Term Facility. The Company made no such prepayments during the nine months ended September 30, 2009.

During 2008, we reached a settlement with respect to litigation involving our convertible subordinated notes whereby we repurchased $55.0 million of such notes that were tendered and not withdrawn. The remaining convertible subordinated notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of Amended Notes. During the nine months ended September 30, 2009 and 2008, we repurchased an aggregate amount of $0.7 million and $254.8 million in principal amount of our Amended Notes, including the $55.0 million related to the initial exchange offer, and recognized gains of $0.4 million and $42.4 million, both net of transaction fees, respectively.

The Company wrote off $0.2 million in debt issuance costs in connection with the modification of the Senior Credit and Term Facility under the Fourth Amendment in 2009. The Company incurred approximately $0.6 million in costs paid to third parties in connection with the Fourth Amendment, and these amounts were also expensed during the nine months ended September 30, 2009. The Company wrote off $3.1 million of debt issuance costs relating to the prepayments of our Senior Credit and Term Facility during the nine months ended September 30, 2008. In connection with the repurchase of a portion of the Amended Notes during the nine months ended September 30, 2008, we also wrote off $2.1 million of debt issuance costs that had been capitalized related to the convertible subordinated notes, as well as $4.6 million of debt discount.

Income Tax Expense

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Income tax benefit	$(235.1)	$(25.0)	$(210.1)

For the nine months ended September 30, 2009, the Company recognized an income tax benefit of $235.1 million based on a loss before income taxes of $1,020.3 million, or an effective tax rate of 23.0%. This effective rate differed from the federal tax rate of 35% primarily due to a change in the Company’s valuation allowance and the $985.7 million asset impairment charge recognized by the Company.

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

Net Loss

Net loss decreased to $785.2 million, or $(2.98) per basic share for the nine months ended September 30, 2009 compared to a net loss of $231.8 million, or $(0.88) per basic share, for the nine months ended September 30, 2008 as a result of the factors described above.

Diluted net loss per share is computed in the same manner as basic net loss per share after assuming issuance of common stock for all potentially dilutive equivalent shares. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for each of the nine months ended September 30, 2009 and 2008. Potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes, along with the related interest expense impact, net of tax, into 1.9 million and 9.7 million shares of common stock of the Company for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive.

Segment Results of Operations

The Company presents segment operating income (“SOI”), which is a non-GAAP measure, as a primary measure of profit and loss for its operating segments. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, stock-based compensation, corporate general and administrative expenses, asset impairment and disposal charges, non-cash charge related to contract obligations, and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of SOI to the Company’s consolidated results of operations is presented at Note 13 to the consolidated financial statements.

The following tables present the Company’s revenue, SOI, asset impairment and disposal charges non-cash charge related to contractual obligations, local marketing agreement fees, stock-based compensation expense and depreciation and amortization by segment for the three and nine months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in millions)
Net revenue:
Radio Markets	$155.8	$172.9	$442.9	$519.0
Radio Network	29.4	42.9	91.3	135.4

Segment revenue	$185.2	$215.8	$534.2	$654.4

Intersegment revenue:
Radio Markets	$(1.4)	$(1.9)	$(3.4)	$(5.5)
Radio Network	—	—	—	—

Total intersegment revenue	$(1.4)	$(1.9)	$(3.4)	$(5.5)

Net revenue	$183.8	$213.9	$530.8	$648.9

SOI:
Radio Markets	$58.4	$66.8	$155.4	$201.7
Radio Network	(0.5)	6.5	(2.3)	20.9
Non-cash amounts related to contractual obligations	—	—	—	(21.4)
Corporate general and administrative	(5.2)	(7.3)	(20.2)	(27.1)

Local marketing agreement fees	(0.3)	(0.3)	(0.8)	(1.0)
Asset impairment and disposal charges	—	(7.3)	(985.7)	(371.7)
Stock-based compensation expense	(1.5)	(2.0)	(4.0)	(5.3)
Depreciation and amortization	(7.6)	(11.2)	(28.0)	(34.5)
Other, net	(5.3)	—	(6.3)	1.7

Total operating income (loss)	$38.0	$45.2	$(891.9)	$(236.7)

Asset impairment and disposal charges
Radio Markets	$—	$7.3	$912.6	$351.8
Radio Network	—	—	73.1	19.9

Total asset impairment and disposal charges	$—	$7.3	$985.7	$371.7

Non-cash amounts related to contractual obligations
Radio Markets	$—	$—	$—	$21.4
Radio Network	—	—	—	—

Total non-cash amounts related to contractual obligations	$—	$—	$—	$21.4

Local marketing agreement fees
Radio Markets	$0.3	$0.3	$0.8	$1.0
Radio Network	—	—	—	—

Total local marketing agreement fees	$0.3	$0.3	$0.8	$1.0

Segment stock-based compensation expense:
Radio Markets	$1.1	$1.4	$3.0	$3.7
Radio Network	0.4	0.6	1.0	1.6

Total segment stock-based compensation expense	$1.5	$2.0	$4.0	$5.3

Segment depreciation and amortization:
Radio Markets	$5.6	$6.9	$16.8	$19.2
Radio Network	2.0	4.3	11.2	15.3

Total segment depreciation and amortization	$7.6	$11.2	$28.0	$34.5

Radio Markets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in millions)
Radio Markets
Net revenue	$155.8	$172.9	$442.9	$519.0

SOI	$58.4	$66.8	$155.4	$201.7
Asset impairment and disposal charges	—	(7.3)	(912.6)	(351.8)
Non-cash amounts related to contractual obligations	—	—	—	(21.4)
Local marketing agreement fees	(0.3)	(0.3)	(0.8)	(1.0)
Stock-based compensation expense	(1.1)	(1.4)	(3.0)	(3.7)
Depreciation and amortization	(5.6)	(6.9)	(16.8)	(19.2)

Operating income (loss)—Radio Markets	$51.4	$50.9	$(777.8)	$(195.4)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Radio Markets revenue decreased to $155.8 million for the three months ended September 30, 2009 from $172.9 million for the three months ended September 30, 2008, a decrease of $17.1 million, or 9.9%. The decrease in revenue is driven mostly by lower local advertising revenue, which is primarily attributable to an industry wide decline in radio advertising. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets. Among the larger metropolitan markets, our stations in Chicago, IL, Dallas, TX and Detroit, MI significantly outperformed their markets, while revenues in our San Francisco stations declined more than the overall market. On average, our stations in medium to small metropolitan markets experienced lower revenue declines than the markets in which they operate.

As a result of the current economic environment, the Company expects that net revenue will continue to decline in the remaining quarter of 2009 compared to the same quarter in the prior year.

SOI decreased approximately $8.4 million, or 12.6%, to $58.4 million for the three months ended September 30, 2009 as compared to $66.8 million for the three months ended September 30, 2008. The decrease in SOI for the three months ended September 30, 2009 was primarily the result of the decrease in net revenue, partially offset by decreases in selling costs due to the decline in revenue and reductions in programming and general and administrative costs.

For additional information regarding asset impairment and disposal charges, see Note 2 to the consolidated condensed financial statements.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Radio Markets revenue decreased to $442.9 million for the nine months ended September 30, 2009 from $519.0 million for the nine months ended September 30, 2008, a decrease of $76.1 million, or 14.7%. The decrease in revenue is driven mostly by lower local advertising revenue, which is primarily attributable to an industry wide decline in radio advertising. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets. Among the larger metropolitan markets, our stations in Chicago, IL, New York, NY and Dallas, TX significantly outperformed their markets, while revenues in our San Francisco stations declined more than the overall market. On average, our stations in medium to small metropolitan markets generally performed at a level consistent with that of the markets in which they operate.

As a result of the current economic environment, the Company expects that net revenue will continue to decline in the remaining quarter of 2009 compared to the same quarter in the prior year.

SOI decreased approximately $46.3 million, or 23.0%, to $155.4 million for the nine months ended September 30, 2009 as compared to $201.7 million for the nine months ended September 30, 2008. The decrease in SOI for the nine months ended September 30, 2009 was primarily the result of the decrease in net revenue, partially offset by decreases in selling costs due to the decline in revenue and reductions in programming, general and administrative costs and advertising and promotion.

For additional information regarding asset impairment and disposal charges and non-cash amounts related to contractual obligations, see Notes 2 and 4 to the consolidated condensed financial statements.

Radio Network

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in millions)
Radio Network
Net revenue	$29.4	$42.9	$91.3	$135.4

SOI	$(0.5)	$6.5	$(2.3)	$20.9
Asset impairment and disposal charges	—	—	(73.1)	(19.9)
Stock-based compensation expense	(0.4)	(0.6)	(1.0)	(1.6)
Depreciation and amortization	(2.0)	(4.3)	(11.2)	(15.3)

Operating (loss) income—Radio Network	$(2.9)	$1.6	$(87.6)	$(15.9)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Radio Network revenue decreased to $29.4 million for the three months ended September 30, 2009 from $42.9 million for the three months ended September 30, 2008, a decrease of $13.5 million, or 31.5%. The revenue decrease is primarily attributable to an industry wide decline in radio advertising, the loss of the Sean Hannity syndicated program and the elimination of the Paul Harvey program upon the death of Mr. Harvey in March of 2009. The loss of the Sean Hannity and Paul Harvey syndicated programs accounted for approximately $8.0 million of the revenue decline in the third quarter of 2009 as compared to the same period in 2008 at the Radio Network.

As a result of the current economic environment, the Company expects that net revenue will continue to decline in the remaining quarter of 2009 compared to the same quarter in the prior year.

SOI decreased approximately $7.0 million to a loss of $0.5 million for the three months ended September 30, 2009 as compared to income of $6.5 million for the three months ended September 30, 2008. The decrease in SOI for the three months ended September 30, 2009 was primarily the result of the decrease in net revenue, partially offset by decreases in programming costs and compensation paid to affiliates as well as selling-related expenses due to the decline in revenue. The loss of the Sean Hannity and Paul Harvey syndicated programs accounted for approximately $2.9 million of the SOI decline in the third quarter of 2009 as compared to the same period in 2008 at the Radio Network.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Radio Network revenue decreased to $91.3 million for the nine months ended September 30, 2009 from $135.4 million for the nine months ended September 30, 2008, a decrease of $44.1 million, or 32.6%. The revenue decrease is primarily attributable to an industry wide decline in radio advertising, the loss of the Sean Hannity syndicated program and the elimination of the Paul Harvey program upon the death of Mr. Harvey in March of 2009. The loss of the Sean Hannity and Paul Harvey syndicated programs accounted for approximately $24.8 million of the revenue decline in the nine months ended September of 2009 as compared to the same period in 2008 at the Radio Network.

As a result of the current economic environment, the Company expects that net revenue will continue to decline in the remaining quarters of 2009 compared to the same quarters in the prior year.

SOI decreased approximately $23.2 million to a loss of $2.3 million for the nine months ended September 30, 2009 as compared to income of $20.9 million for the nine months ended September 30, 2008. The decrease in SOI for the nine months ended September 30, 2009 was primarily the result of the decrease in net revenue, partially offset by decreases in programming costs, as well as compensation paid to affiliates and selling-related expenses due to the decline in revenue. The loss of the Sean Hannity and Paul Harvey syndicated programs accounted for approximately $6.8 million of the SOI decline in the nine months ended September of 2009 as compared to the same period in 2008 at the Radio Network.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and cash provided by the operations of our Radio Markets and our Radio Network.

We have substantial indebtedness that may limit our ability to grow, compete, and obtain additional financing in the credit and capital markets. As of September 30, 2009, we had a total indebtedness of approximately $2,104.5 million, which consisted of $2,056.2 million under our Senior Credit and Term Facility and $48.3 million under our convertible subordinated notes.

The expected continuing decline in radio revenues in the first half of 2009 and the projected decline in operating profits created uncertainty regarding the Company’s ability to continue to comply with its debt covenants through 2009. As a result, on March 26, 2009, the Company entered into the Fourth Amendment, which modified various terms of the Senior Credit and Term Facility, including suspending certain financial covenants through 2009 while imposing new monthly covenants for 2009 (as further described in the “Senior Debt” section below). The Company was in compliance with the terms of the Senior Credit and Term Facility as of September 30, 2009 and expects to remain in compliance with such terms through 2009. However, the Fourth Amendment added additional covenants for 2010, which the Company does not expect to meet. The Fourth Amendment requires the Company to have at least $150 million of available cash as of January 15, 2010 and that the remaining convertible subordinated notes be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010. The Fourth Amendment also requires that if the Company’s cash exceeds $30,000,000 at any time, then the Company must put the amount in excess of $30,000,000 into a cash collateral account for the benefit of the Company’s lenders. The Company will not have access to the cash collateral account to operate its business, fulfill its obligations, or to otherwise meet its liquidity needs without the consent of the lenders. As of September 30, 2009, approximately $4.0 million of Excess Cash is included in prepaid expenses and other current assets on the Company’s consolidated condensed balance sheet.

Based on the current economic and capital markets, the Company does not expect to meet its covenant requirements under the Senior Credit and Term Facility as of January 15, 2010. In May 2009, the Company hired a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure and debt. The Company is currently in discussions with its lenders regarding this matter, including the possibility of seeking relief through a Chapter 11 filing under the U.S. Bankruptcy Code; however, there can be no assurance that any definitive agreement shall be reached. As of September 30, 2009, discussions with lenders were ongoing, and they remain ongoing as of the filing of the report in which these financial statements appear. Should the Company default under our Senior Credit and Term Facility and under the terms of our convertible subordinated notes, our indebtedness may be accelerated, we would not be able to satisfy these obligations, and the Company would likely need to seek relief through a Chapter 11 filing under the U.S. Bankruptcy Code.

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

Operating Activities

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Net cash provided by operating activities	$29.7	$104.4	$(74.7)

Net cash provided by operating activities was $29.7 million for the nine months ended September 30, 2009 as compared to $104.4 million for the nine months ended September 30, 2008. The decrease of approximately $74.7 million is a result of a decrease in revenues and changes in operating assets and liabilities, partially offset by a decrease in operating expenses, as well as a reduction in cash paid for interest of $23.1 million.

Investing Activities

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Net cash used in investing activities	$(9.3)	$(8.2)	$(1.1)

Net cash used in investing activities for the nine months ended September 30, 2009 of $9.3 million consisted primarily of capital expenditures of $5.3 million and an increase of $4.0 million of restricted cash. Cash used in investing activities of $8.2 million in the prior year period represents primarily capital expenditures and amounts paid for FCC license upgrades, partially offset by proceeds from the sale of assets.

Financing Activities

	September 30, 2009	September 30, 2008	$ Change
	(Amounts in millions)
Net cash used in financing activities	$(12.7)	$(279.5)	$266.8

Net cash used in financing activities was $12.7 million for the nine months ended September 30, 2009, compared to $279.5 million during the nine months ended September 30, 2008. Cash used in financing activities for the nine months ended September 30, 2009 included $11.5 million in payments for debt issuance costs associated with the Fourth Amendment to our Senior Credit and Term Facility. Cash used in financing activities for the nine months ended September 30, 2008 included $404.1 million related to the early extinguishment of debt, including associated fees, comprised of prepayments of the Company’s Senior Credit and Term Facility of $191.7 million and repurchases of Amended Notes of $212.4 million, partially offset by $126.0 million in borrowings under the Company’s revolving portion of the Senior Credit and Term Facility.

On June 29, 2004 and November 3, 2004, our board of directors authorized us to repurchase up to $100.0 million and $300.0 million, respectively, of our outstanding common stock. We made no such repurchases during the nine months ended September 30, 2009 or 2008. Under the terms of the Fourth Amendment, there are substantial limitations on the Company’s ability to repurchase its common stock. We acquired approximately 0.6 million shares and 0.8 million shares of common stock for approximately $0.1 million and $1.2 million during the nine months ended September 30, 2009 and 2008, respectively, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes and capital expenditures. Our capital expenditures totaled $5.3 million during the nine months ended September 30, 2009, as compared to $7.0 million during the nine months ended September 30, 2008. For the year ending December 31, 2009, the Company estimates that capital expenditures necessary for our existing facilities will be approximately $8 million to $10 million. At September 30, 2009, we had cash and cash equivalents of $26.3 million. Based on our anticipated future operations, we believe that cash on hand and expected cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures for both maintenance and growth, and scheduled payments of cash interest on our outstanding indebtedness at least through December 31, 2009.

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

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. For the nine months ended September 30, 2008, the Company incurred restructuring charges of $5.5 million for employee severance costs, none of which was incurred during the third quarter. Total restructuring charges incurred were $6.2 million, of which $5.2 million has been paid. As of September 30, 2009, $1.0 million remains accrued.

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

The monthly liquidity test requires the Company’s consolidated liquidity, as defined in the Fourth Amendment, to be equal to or greater than $15 million for the months of April through July 2009, $20 million for the months of August and September 2009, and $25 million for the months of October, November and December 2009. The Company was in compliance with the monthly consolidated EBITDA and liquidity tests for the months of April through September 2009, and as of September 30, 2009 cumulative consolidated EBITDA was approximately $137 million and consolidated liquidity was approximately $24 million.

The Company was in compliance with its covenants under the Senior Credit and Term Facility as of September 30, 2009, and the Company expects to be in compliance through 2009. However, the Fourth Amendment added additional covenants for 2010, which the Company does not expect to meet. The Company must have at least $150 million of available cash as of January 15, 2010 and the remaining convertible subordinated notes must be amended by January 15, 2010 to provide for a maturity date on or after September 30, 2014, among other things. Additionally, as of the quarter ended March 31, 2010, the Company would be required to comply with the financial leverage covenant required prior to the Fourth Amendment under section 13.1 of the Senior Credit and Term Facility at a rate of 7.75 to 1.0, reducing to 7.25 to 1.0 on June 30, 2010, and further reducing to 6.75 to 1.0 on December 31, 2010.

The Fourth Amendment also requires that if the Company’s cash exceeds $30,000,000 at any time, then the Company is required to promptly put the amount in excess of $30,000,000 into a cash collateral account for the benefit of the Company’s lenders. The Company will not have access to the cash collateral account, nor do we have the right to use or withdraw the Excess Cash absent lender approval, even if the Company were to need such funds to operate its business, fulfill its obligations, or to otherwise meet its liquidity needs without the consent of the lenders. As of September 30, 2009, approximately $4.0 million of Excess Cash is included in prepaid expenses and other current assets on the Company’s consolidated condensed balance sheet.

Based on the current economic conditions and capital markets, the Company does not expect to be able to meet its covenants under the Senior Credit and Term Facility as of January 15, 2010. If the Company fails to do so, the Company will be in default under its Senior Credit and Term Facility and under the terms of its convertible subordinated notes. Because of the Company’s likely inability to comply with these covenants, the amounts outstanding under the Senior Credit and Term Facility and the convertible subordinated notes are classified as current liabilities as of September 30, 2009. In May 2009, the Company hired a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure and debt. The Company is currently in discussions with its lenders regarding this matter, including the possibility of seeking relief through a Chapter 11 filing under the U.S. Bankruptcy Code; however, there can be no assurance that any definitive agreement shall be reached. As of September 30, 2009, discussions with lenders were ongoing, and they remain ongoing as of the filing of the report in which these financial statements appear. Should the Company default, however, its indebtedness may be accelerated, the Company would not be able to satisfy these obligations, and the Company would likely need to seek relief through a Chapter 11 filing under the U.S. Bankruptcy Code.

Our Senior Credit and Term Facility consisted of the following as of September 30, 2009:

Availability. The amount available of revolving loans under the Senior Credit and Term Facility at September 30, 2009 was approximately $1.1 million.

Interest. Prior to the Fourth Amendment, at our election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrued at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranged from 0.00% to 0.50%, depending on our leverage ratio; or (b) the Eurodollar rate plus a spread that ranged from 0.75% to 1.50%, depending on our leverage ratio. As of the effective date of the Fourth Amendment, at our election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrues at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.50% or (b) the Eurodollar rate plus 1.50%. These interest payments are due monthly.

Prior to the Fourth Amendment, for the outstanding principal for Tranche B Term Loans, we could have elected interest to accrue at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranged from 0.50% to 0.75%, depending on our leverage ratio; or (b) the Eurodollar rate plus a spread that ranged from 1.50% to 1.75%, depending on our leverage ratio. As of the effective date of the Fourth Amendment, at our election, interest on outstanding principal for the Tranche B Term Loans accrues at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.75% or (b) the Eurodollar rate plus 1.75%. These interest payments are due monthly.

As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incur a rate of 4.25% per annum. On each interest payment date, this additional interest increases the principal amount of the related debt and will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. The payment tables below reflect only the repayment of the facility fee incurred through September 30, 2009.

Maturity and Amortization. As discussed above, the Senior Credit and Term Facility is classified as a current liability in the accompanying September 30, 2009 consolidated condensed financial statements. However, pursuant to the stated terms of the credit agreement, principal on the Tranche A Term Loans is payable in consecutive quarterly installments on the last day of each fiscal quarter, commencing on September 30, 2010, with final maturity on June 12, 2013 as follows:

Payment Dates	Payment Amount
(in thousands)
September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011	$15,000
September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012	22,500
September 30, 2012, December 31, 2012, March 31, 2013	112,500
June 12, 2013	52,044

Based on the stated terms of the Senior Credit and Term Facility, principal on the Tranche B Term Loans is payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $1,319.9 million on June 12, 2014.

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

The Company has valued its obligation to settle dividends in cash upon conversion of its Original Notes, if any. This derivative financial instrument is measured using the Black-Scholes option pricing model and was recorded as a liability and a discount on the convertible subordinated notes. The derivative liability had virtually no estimated fair value as of September 30, 2009 or December 31, 2008. There was essentially no change in the estimated fair value of the derivative financial instrument during each of the nine months ended September 30, 2009 and 2008.

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

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes that are tendered into the exchange offer for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes do not differ in any material respect from those of the Original Notes. On May 7, 2008, the Company commenced the tender and exchange offer related to its Original Notes and on June, 5, 2008, the Company completed the tender and exchange offer and repurchased $55.0 million of the Original Notes that were tendered and not withdrawn. The remaining Original Notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of Amended Notes. Per the terms of the Settlement Agreement, the Amended Notes may be redeemed at the election of the Company at $950 per $1,000 principal amount of the Amended Notes through December 31, 2009. As of September 30, 2009, $0.5 million of Original Notes remain outstanding.

As of September 30, 2009, we have repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including the $55.0 million of Original Notes related to the initial exchange offer. Of this total, $0.7 million and $254.8 million was repurchased during the nine months ended September 30, 2009 and 2008. The balance of Original Notes and Amended Notes was $48.3 million as of September 30, 2009. Although the Company had been repurchasing the convertible subordinated notes, under the terms of the Fourth Amendment to the Senior Credit and Term Facility, the Company is now prohibited from doing so, except in very limited circumstances. Additionally, the Fourth Amendment requires the Company prior to January 15, 2010 to either (i) repay in full the outstanding convertible notes with subordinated refinanced indebtedness or (ii) enter into an agreement with the holders of the outstanding convertible notes to amend the maturity date to be no earlier than September 30, 2014, eliminate any principal payments until September 30, 2014, and require that all payments of interest thereon (except for the interest payment paid pursuant to the August 15, 2009 interest payment date) be payable by adding such amounts to the principal amount of the outstanding convertible notes.

In the event that the Company is not in compliance with the covenants under the terms of the Senior Credit and Term Facility, the Company would also be in default under its convertible subordinated notes, and in such case, the indebtedness under the convertible subordinated notes may be accelerated. Based on the current economic conditions and capital markets, the Company does not expect to meet its covenant requirements under the Senior Credit and Term Facility as of January 15, 2010. Should the Company default, its indebtedness may be accelerated, it would not be able to satisfy these obligations, and the Company would likely need to seek relief through a Chapter 11 filing under the U.S. Bankruptcy Code.

The contingent interest rate adjustments described in the terms of the Amended Notes are required to be accounted for in accordance with guidance related to derivatives and hedging activites and could cause interest to vary in future periods depending on the outstanding balance of Amended Notes. Accordingly, as of September 30, 2009 and 2008, we estimated the fair value of the contingent interest derivative using a discounted cash flow analysis considering various repurchase scenarios, yielding a value of zero and approximately $0.3 million, respectively.

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

Adoption of New Accounting Standards

See Note 1 to the consolidated condensed financial statements.

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

Contractual Obligations and Commercial Commitments

Due to the uncertainty surrounding the Company’s ability to satisfy its debt covenants, the Senior Credit and Term Facility and convertible subordinated notes are classified as current liabilities in the accompanying September 30, 2009 balance sheet. The table below reflects the Company’s estimated contractual obligations and other commercial commitments as of September 30, 2009.

	Payments Due by Period (in millions)
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Senior debt	$2,056.2	$—	$—	$—	$2,056.2
Interest rate swap	79.7	—	—	—	79.7
Convertible subordinated notes	48.3	—	—	—	48.3
Variable interest payments (1)	38.6	—	—	—	38.6
Interest payments on convertible notes (2)	—	—	—	—	—
Other broadcast programming	75.4	105.8	75.5	96.9	353.6
Sports broadcasting and employment contracts	52.5	135.7	27.0	3.2	218.4
Operating leases	9.8	47.4	40.5	37.9	135.6
Other contractual obligations	7.3	33.1	30.2	17.9	88.5

Total contractual cash obligations (3)	$2,367.8	$322.0	$173.2	$155.9	$3,018.9

1.	The variable component of interest amounts expected to be paid on our Senior Credit and Term Facility is estimated based on interest rates in effect as of September 30, 2009. Pursuant to the Fourth Amendment, the revolving loans and Tranche A Term Loans incur a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incur a rate of 4.25% per annum. On each interest payment date, this additional interest increases the principal amount of the related debt and will be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. As discussed under the “Senior Debt” section above, the amount outstanding under the Senior Credit and Term Facility is classified as a current liability as of September 30, 2009. Therefore, the amounts in the table above represent interest and facility fee expected to be incurred through January 15, 2010.
2.	As a result of the modifications to the terms of the convertible subordinated notes discussed further above under the heading “Subordinated Debt and Convertible Subordinated Notes,” the Amended Notes contain contingent interest rate features, which could cause interest incurred to vary in future periods. The table above reflects no future interest related to the convertible subordinated notes since the Fourth Amendment stipulates that the payment of interest relative to the convertible subordinated notes subsequent to August 15, 2009 interest payment date would result in an event of default under the Senior Credit and Term Facility. As discussed under the “Senior Debt” section above, the amount outstanding under the convertible subordinated notes is classified as a current liability as of September 30, 2009.
3.	The Company’s estimated FIN 48 liability of $9.0 million as of September 30, 2009 is not included in the table above due to the uncertainty regarding the timing of the ultimate settlement of such amounts.

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

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our Senior Credit and Term Facility, which bears interest based on variable rates. As of September 30, 2009, we had variable outstanding indebtedness of $2,010.7 million under our Senior Credit and Term Facility. In June 2007, we entered into an interest rate swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which we pay a fixed rate of 5.394% and receive a variable rate from the counterparty based on a three-month London Interbank Offered Rate. The counterparty to this interest rate swap agreement is a major financial institution, and the Company believes that the risk of nonperformance by this counterparty is remote. As of September 30, 2009, the notional amount of the interest rate swap agreement was $970.0 million. Therefore, our remaining variable debt of approximately $1,040.7 million outstanding as of September 30, 2009 is subject to fluctuations in the underlying interest rates. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to this remaining debt. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $10.4 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and constant interest rate based on the variable rates in place as of September 30, 2009.

As discussed above under the heading “Subordinated Debt and Convertible Subordinated Notes,” we have recorded the fair value of the derivative financial instruments related to our convertible subordinated notes. At each subsequent reporting date, we measure the estimated fair value of the derivative financial instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings. We measure the fair value using various assumptions. Changes in these assumptions can impact the estimated fair value of the derivatives, but as of September 30, 2009, any resulting changes in the assumptions should not have a material impact on the value of the derivatives or the Company’s consolidated condensed financial statements.

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

Based on their evaluation as of September 30, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2009, we did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in certain other claims and lawsuits arising in the ordinary course of our business. We believe that such litigation matters and claims will be resolved without a material adverse impact on our financial condition, results of operations, or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes stock repurchase information for the quarter ended September 30, 2009.

REGISTRANT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1, 2009 through July 31, 2009	—	$0.00
August 1, 2009 through August 31, 2009	—	0.00
September 1, 2009 through September 30, 2009	15,973	0.05

Total	15,973	$0.05

Note: The Company acquired 15,973 shares of common stock during the quarter ended September 30, 2009 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs.

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

CITADEL BROADCASTING CORPORATION

Date: November 6, 2009	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ RANDY L. TAYLOR
Randy L. Taylor
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.