Form 10-K
period 2009-12-31
CITADEL BROADCASTING CORP
filed 2010-03-31
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(702) 804-5200

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	—

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2009, based upon the closing price of the common stock on the OTC “Bulletin Board,” was $7.3 million.

As of March 19, 2010, there were 265,776,874 shares of common stock, $0.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-K

December 31, 2009

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Citadel,” the “Company,” “we,” “us,” “our” and similar terms refer to Citadel Broadcasting Corporation and its consolidated subsidiaries, which would include any variable interest entities that are required to be consolidated pursuant to accounting guidance provided by the Financial Accounting Standards Board (“FASB”).

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

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “should,” “will,” and similar expressions, whether in the negative or the affirmative. All statements other than the statements of historical fact are “forward-looking statements” for the purposes of federal and state securities laws and may be subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to change and subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, expressed or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: (i) the ability of the Company to continue as a going concern; (ii) the Company’s ability to obtain court approval with respect to motions in the chapter 11 proceeding prosecuted by it from time to time; (iii) the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases; (iv) risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; (v) the ability of the Company to obtain and maintain normal terms with vendors and service providers; (vi) the Company’s ability to maintain contracts and leases that are critical to its operations; (vii) the potential adverse impact of the chapter 11 cases on the Company’s liquidity, results of operations and business relations; (viii) the ability of the Company to execute its business plans and strategy; (ix) the ability of the Company to attract, motivate and/or retain key executives and associates; (x) general economic or business conditions affecting the radio broadcasting industry being less favorable than expected; (xi) increased competition in the radio broadcasting industry; (xii) the impact of current or pending legislation and regulation, antitrust considerations, and pending or future litigation or claims; (xiii) changes in the financial markets; (xiv) fluctuations in interest rates; (xv) changes in market conditions that could impair the Company’s goodwill or intangible assets; (xvi) changes in governmental regulations; (xvii) changes in policies or actions or in regulatory bodies; (xviii) changes in uncertain tax positions and tax rates; (xix) changes in capital expenditure requirements; and (xx) those matters described in Item 1A. “Risk Factors.”

All forward-looking statements in this report are qualified by these cautionary statements. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Current Bankruptcy Proceedings

On December 20, 2009 (“Petition Date”), Citadel Broadcasting Corporation and certain of its subsidiaries (collectively, the “Debtors” and, together with its other consolidated subsidiaries, the “Company”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (collectively, the “Cases”).

The Debtors are continuing to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Upon commencement of the Cases, the Debtors also announced that the Company had reached an accord with over 60% of its senior secured lenders on the terms of a pre-negotiated financial restructuring that will seek to extinguish approximately $1.4 billion of indebtedness. Specifically, the Company entered into a letter agreement, effective as of December 20, 2009 (the “Plan Support Agreement”), with over 60% of the holders of the Company’s secured debt issued pursuant to the credit agreement dated as of June 12, 2007 (as amended, supplemented or otherwise modified as of the Petition Date, the “Credit Agreement”), among the Company, the several lenders party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders. A form of the Plan Support Agreement is attached hereto as Exhibit 10.29 and is incorporated herein by reference.

On December 21, 2009, the Company announced that the Bankruptcy Court granted all of the Company’s “first day” motions and applications (the “First Day Motion”). Pursuant to the First Day Motion, the Company was granted access to more than $36 million of cash on hand, as well as all cash generated from daily operations, which will be used to continue to satisfy the Company’s obligations without interruption during the course of its restructuring. Also pursuant to the First Day Motion, the Company received Bankruptcy Court authorization to, among other things, pay pre-petition employee wages, salaries, health benefits and other employee obligations during its restructuring, as well as authority to continue to honor its current customer programs. The Company is authorized under the Bankruptcy Code to satisfy post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval.

On February 3, 2010, the Debtors filed with the Bankruptcy Court a proposed joint plan of reorganization and a related disclosure statement pursuant to chapter 11 of the Bankruptcy Code. On March 15, 2010, the Debtors filed with the Bankruptcy Court a first modified joint plan of reorganization (the “Plan”) and the related first modified disclosure statement for the Plan (the “Disclosure Statement”) pursuant to chapter 11 of the Bankruptcy Code. Copies of the Plan and the Disclosure Statement are publicly available and may be accessed free of charge at the Debtors’ private website at http://www.kccllc.net/citadel. The foregoing website is an inactive textual reference only, and the information set forth on the foregoing website shall not be deemed to be part of or incorporated by reference into this Form 10-K. Pursuant to the Plan, the Company expects that approximately $2.1 billion of the debt outstanding under the Credit Agreement will be converted into a new term loan (the “New Term Loan”) in the principal amount of $762.5 million, with a 5-year term and an interest rate of the Eurodollar rate (at a minimum of 3%) plus 800 basis points. Holders of senior secured claims are expected to receive a pro rata share of (i) the New Term Loan, (ii) 90% of the new common stock (the “New Common Stock”) in the Company as reorganized (“Reorganized Citadel”) under and pursuant to the Plan on and after Reorganized Citadel’s emergence from bankruptcy (the “Effective Date”), subject to dilution for distributions of New Common Stock under Reorganized Citadel’s equity incentive program, and (iii) cash held as of the Effective Date in excess of the sum of $86.0 million and various amounts due pursuant to the reorganization (as described more fully in the Disclosure Statement). Holders of unsecured claims, including the secured Lenders’ deficiency claim in the stipulated amount of $267.2 million and the Debtors’ convertible subordinated notes, are expected to receive a pro rata share of (i) 10% of the New Common Stock (subject to dilution for distributions of New Common Stock under Reorganized Citadel’s equity incentive program) and (ii) $36.0 million in cash.

On March 15, 2010, the Bankruptcy Court approved the Disclosure Statement and authorized the Company to begin soliciting votes on the Plan. The Company has begun the process of soliciting votes for the Plan from eligible claim holders. The Plan will become effective only if it receives the requisite stakeholder and Federal Communications Commission (“FCC”) approval and is confirmed by the Bankruptcy Court.

Background

In January 2001, the Company was formed by affiliates of Forstmann Little & Co. and acquired substantially all of the outstanding common stock of our predecessor company in a leveraged buyout transaction. Citadel Broadcasting Company, a Nevada corporation that was the operating subsidiary of our predecessor and is now a wholly-owned subsidiary of the Company, is referred to as “Citadel Broadcasting.”

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

The Company, Merger Sub, TWDC and ABC Radio consummated the (i) separation of the ABC Radio Network business and 22 ABC radio stations (collectively, the “ABC Radio Business”) from TWDC and its subsidiaries, (ii) spin-off of ABC Radio, which holds the ABC Radio Business, whereby TWDC distributed all of the outstanding common stock of ABC Radio pro rata to TWDC’s stockholders through a spin-off (the “Spin Off”) and (iii) merger of Merger Sub with and into ABC Radio, with ABC Radio surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with those transactions, TWDC or one of its affiliates retained cash from the proceeds of debt incurred by ABC Radio on June 5, 2007 in the amount of $1.35 billion (the “ABC Radio Debt”). Immediately thereafter, the separate corporate existence of Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The Merger became effective on June 12, 2007, at which time each share of ABC Radio common stock was converted into the right to receive one share of the Company’s common stock. As a result, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders. While ABC Radio was the legal acquirer and surviving company in the Merger, the Company was the accounting acquirer in this combination. The Company applied purchase accounting to the assets and liabilities of ABC Radio, and the historical financial statements of the combined company are those of the Company.

Also, on June 12, 2007, to effectuate the Merger, the Company entered into the Credit Agreement (also referred to herein as the “Senior Credit and Term Facility” as described more fully under the Item 7 “Senior Debt” section below) with several lenders to provide debt financing to the Company in connection with the payment of a special distribution on June 12, 2007 immediately prior to the closing of the Merger in the amount of $2.4631 per share to all pre-merger holders of record of Company common stock as of June 8, 2007 (the “Special Distribution”), the refinancing of Citadel Broadcasting’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the Merger.

The Company’s consolidated balance sheets as of December 31, 2009 and 2008 include the acquired assets and assumed liabilities of ABC Radio. The Company’s consolidated statements of operations and cash flows also include the operating results of the ABC Radio Business subsequent to the closing date of the Merger on June 12, 2007.

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company operates in two reportable segments. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) that are owned and/or operated by the Company are referred to as a market, and the Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). In addition to owning and operating radio stations, we also own and operate Citadel Media (“Radio Network”), which produces and distributes a variety of radio programming and formats and syndicates across approximately 4,000 station affiliates and 9,000 program affiliations, and is a separate reportable segment.

Radio Markets

As of March 19, 2010, we owned and operated 166 FM and 58 AM radio stations, with a national footprint reaching more than 50 markets located in 27 states and the District of Columbia. The Radio Markets generate substantially all of their revenue from the sale of advertising to local, regional and national spot advertisers. We have a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. We face more competition in the larger markets that rank in the top 20 in the country based on total market revenue. However, our stations are dominant in middle and smaller markets. We rank first or second in audience share in 32 of our 54 metropolitan markets rated by Arbitron, Inc. (“Arbitron”). Our top 25 markets accounted for approximately 76% of Radio Markets segment revenue for each of the years ended December 31, 2009 and 2008. During the year ended December 31, 2009, the Radio Markets segment contributed approximately 83% of our consolidated net revenue, and for the year ended December 31, 2008, the Radio Markets segment contributed approximately 79% of our consolidated pro forma net revenue. As of December 31, 2009 and 2008, the Radio Markets segment represented approximately 89% and 91% of total assets, respectively.

Radio Network

The Radio Network business produces and distributes a variety of programs and formats to affiliates, including syndicated talk and music programs. The Radio Network syndicated programming features popular personalities including Mike Huckabee, Mark Levin and Michael Baisden.

The Radio Network business provides its affiliates with selected proprietary and syndicated content, including ABC News, a leading product in radio news, eight 24-hour music formats and targeted programming for urban and Hispanic formatted stations, enabling affiliates to meet their programming needs on a cost-effective basis. Generally, the Radio Network distributes its proprietary content on a non-exclusive basis to several stations in a market on both a branded and non-branded basis. The syndicated content, as well as the 24-hour formats, are typically offered on an exclusive basis to one station in a particular market. In exchange for the right to broadcast the Radio Network programming, stations remit a portion of their advertising time, which the Radio Network can sell to network advertisers, and in some cases an additional cash fee. The Radio Network pays a cash fee to stations to air its network commercials. The Radio Network also generates advertising revenue by embedding a defined number of advertising units in its syndicated programs, which it sells to advertisers at premium prices. In certain cases, the Radio Network business compensates its affiliates in major markets for carrying specific programming in order to ensure that such programming has the desired national coverage or to maintain a desired commercial inventory level. The Radio Network also generates revenue through affiliate contracts whereby the affiliates agree to air a certain number of commercials on a weekly basis for a set amount of compensation. The Radio Network then sells this airtime to national advertisers that want to reach a large audience across all of the Radio Network affiliates.

The Radio Network business generates substantially all of its revenue from the sale of advertising time accumulated from its affiliate stations. The Radio Network divides the aggregated inventory into packages focused on specific demographic groups and sold to its advertiser clients who want to reach the listeners who comprise those demographic groups. The Radio Network business has 17 advertising networks, which offer advertisers the opportunity to efficiently reach a variety of demographic groups on a national basis. By purchasing airtime on a network basis rather than station by station, advertisers are able to efficiently and effectively reach their desired demographic on a national and regional basis. Since the Radio Network business generally sells its advertising time on a national network basis rather than station by station, the Radio Network generally does not compete for advertising dollars with its radio station affiliates.

The Radio Network is also the exclusive sales representative for the ESPN Radio Network content, providing both sales and distribution services. ESPN produces the network’s programming, which includes ESPN SportsCenter, Mike and Mike In The Morning, hosted by Mike Greenberg and former NFL player Mike Golic, as well as national broadcasts of Major League Baseball, the National Basketball Association, and the Bowl Championship Series. The Radio Network provides a sales staff to solicit and negotiate the sale of advertising on behalf of the ESPN Radio Network and to manage the advertising trafficking, billing and collection functions in exchange for a portion of all net sales generated on behalf of the ESPN Radio Network.

During the year ended December 31, 2009, the Radio Network segment contributed approximately 17% of our consolidated net revenue, and for the year ended December 31, 2008, the Radio Network segment contributed approximately 21% of our consolidated pro forma net revenue. Radio Network segment represented approximately 8% of total assets at both December 31, 2009 and 2008.

Our Station Portfolio

The table below summarizes the metropolitan markets in which we owned and operated radio stations as of March 1, 2010. (1)

	Market Revenue Rank	Number of Owned and Operated Commercial Stations in the Market		Number of Our Stations (2)		Number of Station Owners in the Market	Our Station Group Audience Share		Our Station Group Revenue Rank (4)
		FM	AM	FM	AM		Share	Rank (3)
Los Angeles, CA	1	41	34	1	1	25	5.0	5	5
New York, NY	2	45	36	1	1	21	6.8	4	4
Chicago, IL	3	43	39	1	1	23	8.3	4	7
Dallas/Ft. Worth, TX	4	41	31	2	1	22	9.9	4	4
San Francisco, CA	5	46	28	—	2	17	9.7	5	4
Atlanta, GA	7	26	46	2	—	24	9.8	5	6
Washington, DC	8	26	29	2	1	16	9.0	5	5
Detroit, MI	14	24	21	2	1	14	15.7	3	4
Minneapolis/St. Paul, MN	16	19	21	5	—	15	17.1	2	2
Salt Lake City, UT	30	29	23	5	1	19	13.1	3	3
Nashville, TN	38	21	27	2	—	22	10.1	4	4
Buffalo/Niagara Falls, NY	41	13	13	3	—	8	16.1	3	3
New Orleans, LA	43	20	18	4	—	13	9.4	3	3
Oklahoma City, OK (5)	46	23	15	4	2	15	16.4	3	1
Birmingham, AL	49	18	21	4	2	12	19.8	2	2
Tucson, AZ	50	18	14	3	2	10	18.3	2	2
Memphis, TN	52	21	22	4	—	13	16.7	2	3
Albuquerque, NM (5)	53	23	15	4	3	15	27.4	1	1
Providence, RI	56	14	17	4	2	12	24.7	1	1
Knoxville, TN	61	20	21	4	1	18	25.9	1	1
Grand Rapids, MI	66	16	14	4	1	11	16.0	3	2
Harrisburg/Carlisle/York, PA	69	12	11	3	—	11	9.1	3	3
Baton Rouge, LA	70	13	7	3	2	5	27.3	1	2
Des Moines, IA	71	15	9	4	1	7	18.6	3	3

	Market Revenue Rank	Number of Owned and Operated Commercial Stations in the Market		Number of Our Stations (2)		Number of Station Owners in the Market	Our Station Group Audience Share		Our Station Group Revenue Rank (4)
		FM	AM	FM	AM		Share	Rank (3)
Little Rock, AR (5)	73	22	11	4	3	10	25.6	1	1
Columbia, SC	75	16	10	4	1	7	17.2	3	2
Syracuse, NY	76	18	12	3	1	5	13	2	2
Colorado Springs, CO	77	13	8	4	2	8	28	1	1
Allentown/Bethlehem, PA	78	7	10	2	—	7	18.2	2	2
Boise, ID	80	20	11	4	2	10	27.9	1	1
Wilkes-Barre/Scranton, PA	82	20	18	5	1	10	20	2	2
Reno, NV	83	17	11	3	1	9	26.0	1	1
Modesto, CA	88	17	6	5	1	8	31.6	1	1
Charleston, SC (5)	90	18	11	3	1	11	19.5	3	2
Chattanooga, TN	90	17	14	3	1	13	17.7	2	2
Lafayette, LA (5)	95	19	10	4	1	11	22.8	2	2
Portland, ME (5)	108	17	8	4	—	6	18.1	2	2
Springfield, MA	108	11	8	1	1	8	9.9	3	3
Saginaw/Bay City, MI (5)	114	14	5	4	—	7	29.8	1	1
Lansing/East Lansing, MI	115	11	6	4	2	4	40	1	1
Johnson City/Kingsport/Bristol, TN	120	17	20	2	3	13	11.9	3	2
Portsmouth/Dover/Rochester, NH	121	10	7	4	—	5	18.1	1	1
Flint, MI	126	9	7	1	1	6	7.5	3	3
Lancaster, PA	147	6	5	1	1	5	10.2	1	1
Worcester, MA	156	5	8	3	—	7	10.6	2	2
Stockton, CA	172	10	4	2	—	4	15.5	1	1
Binghamton, NY	177	12	5	3	2	5	34.8	1	1
Erie, PA	182	8	6	3	1	4	20.0	2	2
New London, CT	184	8	2	3	1	3	14.2	2	2
Muskegon, MI	230	9	2	4	1	3	14.9	2	2
Muncie-Marion, IN	239	6	4	1	1	3	11.9	3	3
Tuscaloosa, AL	247	9	5	4	1	5	27.7	1	2
New Bedford, MA	272	6	5	1	1	4	18.2	1	1
Augusta/Waterville, ME	279	9	4	2	2	3	17.4	2	2
Other (6)		N/A	N/A	4	—	N/A		NR	N/A

Total				166	58

NR Not rated.

N/A Information not available.

(1)	The market assignments on this table reflect the way we cluster our regional station groups for accounting and operational purposes and do not necessarily mean that the station is located in the metropolitan market as defined by Arbitron or the FCC. Compliance with the FCC’s local radio ownership limits is measured by reference to the number of stations a company holds in a particular market as that market is defined by the FCC. For a discussion of the impact of the FCC rules on us and our station clusters, see “Federal Regulation of Radio Broadcasting—Multiple Ownership Rules” and “Federal Regulation of Radio Broadcasting—Time Brokerage.”

(2)	In addition to the stations listed in this table, we are currently operating one station serving the Oklahoma City, OK market and one station serving the Knoxville, TN market under local marketing agreements. Also, we own two stations in Buffalo, NY and two stations in Salt Lake City, UT that are being operated by third parties under local marketing agreements.

(3)	The station group audience share rank is the ranking of our station group among all station groups within the demographic of people ages 12+ based upon the total station group’s audience share in that market as presented by Arbitron. through BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro™.

(4)	The station group revenue rank is the ranking, by station group market revenue, of our station group among all station groups in that market.

(5)	In connection with the Merger, the Company was required to divest certain FM stations to comply with FCC ownership limits, and therefore, these stations were assigned to a trust and are not included in the table above. Also, during 2008, the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required the Company to assign one of its existing stations in the Salt Lake City market into a divestiture trust. The Company retains a beneficial interest in the stations until such stations are sold to third parties. After the completion of sales of certain of such stations that had been assigned to divestiture trusts in 2007 and 2008, as of March 19, 2010, eight stations remain in the trusts and are excluded from the table above, including one station in Albuquerque, NM; one station in Charleston, SC; one station in Lafayette, LA; three stations in Little Rock, AR; one station in Oklahoma City, OK; and one station in Salt Lake City, UT.

(6)	Includes radio stations in our Kokomo, IN and Presque Isle, ME markets, which are not rated by Arbitron.

Market and Industry Data

We based or derived the station and market data presented in this Form 10-K from third-party sources. Unless otherwise indicated, we derived (i) our station group revenue ranking information for the full year 2009, (ii) our 2009 market revenue rank, (iii) the number of owned and operated stations in the market, and (iv) the number of station owners in the market from BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro™ media research reporting as of March 1, 2010. We derived the Fall 2009 audience share data presented in this Form 10-K from Arbitron through BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro™ media research reporting as of March 1, 2010. While we believe these industry publications are reliable, we have not independently verified the information provided.

Strategy

We are the third largest radio group in the United States, and we operate one of the largest radio networks in the country. Thus, we are among the largest pure-play radio operators in the country with one of the leading radio network syndication platforms, and we expect this will benefit us in an increasingly competitive industry partly through our broader listener and customer base and more diverse revenue stream. Our size and scope should enable us to serve our markets and stations more efficiently, and we continuously evaluate our on-air programming of the Radio Markets and the Radio Network, station and program branding and marketing, talent contracts/programming costs and other station and network operating expenses to determine any changes that may be made in order to improve our overall performance and to lower our costs and expenses.

Radio Markets

Operate and Develop Leading Station Clusters. We intend to continue our current strategy of focusing on, among other things, the operation and development of leading station clusters, and we believe it is important to own multiple stations in each of the markets in which we operate in order to maximize our ability to achieve leadership positions, increase operating efficiencies and compete more effectively with other forms of local media. We face more competition in the larger markets that rank in the top 20 in the country based on total market revenue as we own a limited number of stations in these markets, generally two to three stations.

However, our stations are dominant in middle and smaller markets where we generally own anywhere from two to eight stations. We rank first or second in audience share in 32 of our 54 Arbitron-rated metropolitan markets. Our stations cover a wide range of programming formats, geographic regions, audience demographics and advertising clients. We intend to focus our attention on our stations in the larger markets, and we continue to seek opportunities, if available, to divest some of our stations, including the stations required to be divested as a result of the Merger as further described in the “Federal Regulation of Radio Broadcasting” section below. There can be no assurance as to whether any such transactions will occur or, if they occur, the amount of proceeds they will generate, their timing or their other terms.

Integrated Sales Approach. The Radio Markets sell radio spots to advertisers, but also offer online advertising, on-air mentions and live talent reads, appearances at offsite events and other nontraditional revenue-generating programs as part of an overall sales structure.

Emphasize Programming. We analyze market research and competitive factors to identify the key programming attributes that we believe will best position each station to develop a distinctive identity or a local brand and to maximize its appeal to local audiences and advertisers. Our programming strategy includes developing or contracting with significant on-air talent and creating recognizable brand names for selected stations. We believe this strategy significantly enhances the presence, marketability and competitiveness of our stations, leading to greater audience share and consequently higher revenue and operating income excluding non-cash expenses (depreciation, amortization, asset impairment charges and non-cash stock compensation expense). We intend to emphasize programming both at the Radio Network and at individual stations, which we believe will develop a distinctive identity or brand and maximize our appeal to audiences and advertisers.

Build Geographic, Format and Customer Diversity. We seek to build geographic, format, and customer diversity. Our stations are located in markets throughout the country that serve diverse target demographics through a broad range of programming formats such as rock, country, adult contemporary, oldies, urban and sports/news/talk. This diversity reduces, in part, our dependence on any particular local economy, market, station, format, on-air personality or advertiser. Similarly, we seek to develop a broad base of local and regional advertisers. During the year ended December 31, 2009, we generated approximately 79% of our net broadcasting revenue from local and regional advertising and approximately 21% from the sale of national advertising. No single advertiser accounted for more than 10% of our net broadcasting revenue.

Apply Improved Sales and Marketing to Capture Greater Share of Advertising Revenue. The development of a high-quality local sales organization in each of our markets is critical to our success. We face more competition in the larger markets that rank in the top 20 in the country based on total market revenue. However, our stations are dominant in middle and smaller markets. We rank first or second in revenue market share in 36 of our 54 ranked markets. In each market, we assess our station portfolio, the local market environment and the strength of our sales personnel to determine whether to pursue a “cluster sale” strategy or to create a separate sales force for each station. We place significant emphasis on recruiting quality sales people, setting clear financial and sales goals and rewarding achievement of those goals with commissions and bonus compensation. We also target regional sales, which we define as sales in an expanded geographic area beyond the specific market and/or for multiple markets, to companies that advertise in our markets, through our local sales force. We reach national advertisers in partnership with our national representation firm, offering advertising time on individual stations or across our overall network of stations.

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

Optimize Technical Capabilities. We believe that a strong signal is an important component of a station’s success. We seek to operate stations with the strongest signals in their respective markets and view signal strength as an important consideration in any acquisitions we make. We will continue to focus on our stations’ digital brands, including local websites, audio/ video streaming, and mobile content. Our intent will be to continue to make our local and national content available to our audiences through multiple media. This will also allow our clients to engage our listeners through multiple touch points.

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

Our Radio Network is among the largest radio networks in the United States, competing primarily with Westwood One, Premiere Radio Networks and Dial-Global. These competitors, along with the Radio Network, collectively hold a substantial majority of the network market, with smaller networks comprising the remainder. The Radio Network competes for the acquisition of key on-air talent and for listening audience by competing with other program providers for station and program affiliates. The Radio Network markets its programs to radio stations that have the largest and most desirable listening audience for each of its programs, including stations that compete with our Radio Markets, and often has multiple program affiliations with a number of stations in the same geographic market.

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

Although the radio broadcasting industry is highly competitive, barriers to entry do exist with respect to the operation of terrestrial radio stations (which can be mitigated to some extent by, among other things, changing existing radio station formats and upgrading power). The operation of a terrestrial radio station requires a license or other authorization from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market. In addition, the FCC’s multiple ownership rules have historically limited the number of stations that may be owned or controlled by a single entity in a given market. Changes in the FCC’s multiple ownership rules resulting from the Telecommunications Act of 1996 created opportunities for us to acquire and consolidate radio stations in our markets. Further changes to the FCC’s ownership rules (discussed in the “Federal Regulation of Broadcasting” section below) significantly changed how the FCC reviews radio station transactions, which has the effect in some instances of both (i) decreasing the number of radio stations deemed to be in the market overall, thereby lowering the applicable ownership tier, and (ii) increasing the number of radio stations that we are deemed to own in the market. Under the revised rule, our station portfolio exceeded the applicable ownership limit in seven markets. As a result of the Merger, we were required to divest 11 stations in seven markets because the FCC deemed the Merger to be a “substantial change” in control (as defined under the FCC’s rules and policies) of the Company. The 11 stations were assigned on June 12, 2007 to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules. During 2008, we acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required us to assign one of our existing stations in our Salt Lake City market into a divestiture trust (together with Last Bastion, the “Divestiture Trusts”). After the completion of sales of certain stations that had been transferred to the Divestiture Trusts in 2007 and 2008, as of December 31, 2009, we had eight stations remaining in the Divestiture Trusts. We retain a beneficial interest in the stations until such stations are sold to third parties. The revised rule also affects our ability to expand our ownership in certain markets.

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

•	satellite digital audio radio service, including numerous niche formats, with enhanced sound quality;

•

HD Radio™ digital radio technology, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM stations, including stations owned by us; and

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

The following table sets forth the metropolitan market served (the city of license may differ), call letters, FCC license classification, and FCC license expiration date of each of the stations that we own as of December 31, 2009. Several wholly-owned subsidiaries hold our licenses. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station’s coverage during the nighttime hours of operation. The market assignments on this table reflect our regional station groups for accounting and operational purposes and do not necessarily reflect assignment of a station to the relevant market as defined by Arbitron.

Market	Station (1)	FCC Class	Expiration date of license
Albuquerque, NM	KKOB(AM)	B	10/1/2013
	KKOB-FM	C	10/1/2013
	KMGA(FM)	C	10/1/2013
	KNML(AM)	B	10/1/2013
	KRST(FM)	C	10/1/2013
	KTBL(AM)	B	10/1/2013
	KDRF(FM)	C	10/1/2013
Allentown/Bethlehem, PA	WCTO(FM)	B	8/1/2014
	WLEV(FM)	B	8/1/2014
Atlanta, GA	WKHX-FM	C0	4/1/2012
	WYAY(FM)	C	4/1/2012
Augusta/Waterville, ME	WEBB(FM)	C1	4/1/2014
	WJZN(AM)	C	4/1/2014
	WMME-FM	B	4/1/2014
	WTVL(AM)	C	4/1/2014

Market	Station (1)	FCC Class	Expiration date of license
Baton Rouge, LA	KQXL-FM	C2	6/1/2012
	WCDV(FM)	C	6/1/2012
	WEMX(FM)	C1	6/1/2012
	WIBR(AM)	B	6/1/2012
	WXOK(AM)	B	6/1/2012
Binghamton, NY	WAAL(FM)	B	6/1/2014
	WHWK(FM)	B	6/1/2014
	WNBF(AM)	B	6/1/2014
	WWYL(FM)	A	6/1/2014
	WYOS(AM)	B	6/1/2014
Birmingham, AL	WAPI(AM)	B	4/1/2012
	WJOX(AM)	B	4/1/2012
	WAPI-FM	C1	4/1/2012
	WUHT(FM)	C1	4/1/2012
	WJOX-FM	C0	4/1/2012
	WZRR(FM)	C0	4/1/2012
Boise, ID	KBOI(AM)	B	10/1/2013
	KIZN(FM)	C	10/1/2013
	KKGL(FM)	C	10/1/2013
	KQFC(FM)	C	10/1/2013
	KZMG(FM)	C	10/1/2013
	KTIK(AM)	B	10/1/2013
Buffalo, NY	WEDG(FM)	B	6/1/2014
	WGRF(FM)	B	6/1/2014
	WHLD(AM)	B	6/1/2014
	WHTT-FM	B	6/1/2014
	WBBF(AM)	D	6/1/2014
Charleston, SC	WSSX-FM	C0	12/1/2011
	WIWF(FM)	C	12/1/2011
	WTMA(AM)	B	12/1/2011
	WWWZ(FM)	C2	12/1/2011
Chattanooga, TN	WGOW(AM)	B	8/1/2012
	WGOW-FM	A	8/1/2012
	WOGT(FM)	C3	8/1/2012
	WSKZ(FM)	C	8/1/2012
Chicago, IL	WLS(AM)	A	12/1/2012
	WLS-FM	B	12/1/2012
Colorado Springs, CO	KKFM(FM)	C	4/1/2013
	KKMG(FM)	C	4/1/2013
	KKPK(FM)	C	4/1/2013
	KCSF(AM)	B	4/1/2013
	KVOR(AM)	B	4/1/2013
	KATC-FM	C	4/1/2013
Columbia, SC	WISW(AM)	B	12/1/2011
	WLXC(FM)	A	12/1/2011
	WNKT(FM)	C2	12/1/2011
	WOMG(FM)	A	12/1/2011
	WTCB(FM)	C1	12/1/2011

Market	Station (1)	FCC Class	Expiration date of license
Dallas-Fort Worth, TX	WBAP(AM)	A	8/1/2013
	KPMZ(FM)	C	8/1/2013
	KSCS(FM)	C	8/1/2013
Des Moines, IA	KBGG(AM)	B	2/1/2013
	KHKI(FM)	C1	2/1/2013
	KGGO(FM)	C0	2/1/2013
	KJJY(FM)	C2	2/1/2013
	KWQW(FM)	C2	2/1/2013
Detroit, MI	WJR(AM)	A	10/1/2012
	WDVD(FM)	B	10/1/2012
	WDRQ(FM)	B	10/1/2012
Erie, PA	WXKC(FM)	B	8/1/2014
	WXTA(FM)	B1	8/1/2014
	WRIE(AM)	B	8/1/2014
	WQHZ(FM)	A	8/1/2014
Flint, MI	WFBE(FM)	B	10/1/2012
	WTRX(AM)	B	10/1/2012
Grand Rapids, MI	WJRW(AM)	B	10/1/2012
	WTNR(FM)	B	10/1/2012
	WLAV-FM	B	10/1/2012
	WBBL-FM	B	10/1/2012
	WHTS(FM)	B	10/1/2012
Harrisburg/Carlisle/York, PA	WMHX(FM)	B	8/1/2014
	WQXA-FM	B	8/1/2014
	WCAT-FM	A	8/1/2014
Johnson City/Kingsport/Bristol, TN	WXSM(AM)	B	8/1/2012
	WJCW(AM)	B	8/1/2012
	WGOC(AM)	B	8/1/2012
	WKOS(FM)	A	8/1/2012
	WQUT(FM)	C	8/1/2012
Knoxville, TN	WIVK-FM	C	8/1/2012
	WNML(AM)	B	8/1/2012
	WNML-FM	A	8/1/2012
	WOKI(FM)	C3	8/1/2012
	WNRX(FM)	A	8/1/2012
Kokomo, IN	WWKI(FM)	B	8/1/2012
Lafayette, LA	KNEK(AM)	D	6/1/2012
	KRRQ(FM)	C2	6/1/2012
	KSMB(FM)	C	6/1/2012
	KXKC(FM)	C0	6/1/2012
	KNEK-FM	C3	6/1/2012
Lancaster, PA	WIOV-FM	B	8/1/2014
	WIOV(AM)	C	8/1/2014
Lansing/East Lansing, MI	WFMK(FM)	B	10/1/2012
	WITL-FM	B	10/1/2012
	WJIM(AM)	C	10/1/2012
	WJIM-FM	B	10/1/2012
	WMMQ(FM)	B	10/1/2012
	WVFN(AM)	D	10/1/2012

Market	Station (1)	FCC Class	Expiration date of license
Little Rock, AR	KAAY(AM)	A	6/1/2012
	KARN(AM)	B	6/1/2012
	KIPR(FM)	C1	6/1/2012
	KLAL(FM)	C1	6/1/2012
	KPZK(AM)	B	6/1/2012
	KURB(FM)	C	6/1/2012
	KARN-FM	C2	6/1/2012
Los Angeles, CA	KABC(AM)	B	12/1/2013
	KLOS(FM)	B	12/1/2013
Memphis, TN	WRBO(FM)	C1	6/1/2012
	WGKX(FM)	C	8/1/2012
	WXMX(FM)	C1	8/1/2012
	WKIM(FM)	C1	8/1/2012
Minneapolis, MN	KQRS-FM	C	4/1/2013
	KXXR(FM)	C	4/1/2013
	WGVX(FM)	A	4/1/2013
	WGVY(FM)	C3	4/1/2013
	WGVZ(FM)	A	4/1/2013
Modesto, CA	KATM(FM)	B	12/1/2013
	KDJK(FM)	A	12/1/2013
	KESP(AM)	B	12/1/2013
	KHKK(FM)	B	12/1/2013
	KHOP(FM)	B	12/1/2013
	KWNN(FM)	A	12/1/2013
Muncie/Marion, IN	WMDH(AM)	B	8/1/2012
	WMDH-FM	B	8/1/2012
Muskegon, MI	WLCS(FM)	A	10/1/2012
	WKLQ(AM)	C	10/1/2012
	WVIB(FM)	A	10/1/2012
	WLAW(FM)	A	10/1/2012
	WEFG-FM	A	10/1/2012
Nashville, TN	WGFX(FM)	C1	8/1/2012
	WKDF(FM)	C0	8/1/2012
New Bedford, MA	WBSM(AM)	B	4/1/2014
	WFHN(FM)	A	4/1/2014
New London, CT	WQGN-FM	A	4/1/2014
	WSUB(AM)	D	4/1/2014
	WMOS(FM)	A	4/1/2014
	WXLM(FM)	A	6/1/2014
New Orleans, LA	KMEZ(FM)	C1	6/1/2012
	KKND(FM)	C3	6/1/2012
	WDVW(FM)	C	6/1/2012
	WMTI(FM)	C2	6/1/2012
New York, NY	WABC(AM)	A	6/1/2014
	WPLJ(FM)	B	6/1/2014
Oklahoma City, OK	KATT-FM	C1	6/1/2013
	KKWD(FM)	A	6/1/2013
	WWLS-FM	C1	6/1/2013
	KYIS(FM)	C	6/1/2013
	WWLS(AM)	B	6/1/2013
	WKY(AM)	B	6/1/2013

Market	Station (1)	FCC Class	Expiration date of license
Portland, ME	WBLM(FM)	C	4/1/2014
	WCYY(FM)	B1	4/1/2014
	WHOM(FM)	C	4/1/2014
	WJBQ(FM)	B	4/1/2014
Portsmouth/Dover/Rochester, NH	WOKQ(FM)	B	4/1/2014
	WPKQ(FM)	C	4/1/2014
	WSAK(FM)	A	4/1/2014
	WSHK(FM)	A	4/1/2014
Presque Isle, ME	WBPW(FM)	C	4/1/2014
	WOZI(FM)	C2	4/1/2014
	WQHR(FM)	C	4/1/2014
Providence, RI	WPRO(AM)	B	4/1/2014
	WPRO-FM	B	4/1/2014
	WPRV(AM)	B	4/1/2014
	WEAN-FM	A	4/1/2014
	WWLI(FM)	B	4/1/2014
	WWKX(FM)	A	4/1/2014
Reno, NV	KBUL-FM	C	10/1/2013
	KKOH(AM)	B	10/1/2013
	KNEV(FM)	C	10/1/2013
	KWYL(FM)	C	12/1/2013
Saginaw/Bay City, MI	WHNN(FM)	C	10/1/2012
	WILZ(FM)	A	10/1/2012
	WIOG(FM)	B	10/1/2012
	WKQZ(FM)	C2	10/1/2012
Salt Lake City, UT	KKAT(AM)	D	10/1/2013
	KBEE(FM)	C	10/1/2013
	KBER(FM)	C	10/1/2013
	KENZ(FM)	C	10/1/2013
	KHTB(FM)	C	10/1/2013
	KFNZ(AM)	B	10/1/2013
	KJQS(AM)	C	10/1/2013
	KUBL-FM	C	10/1/2013
San Francisco, CA	KGO(AM)	A	12/1/2013
	KSFO(AM)	B	12/1/2013
Springfield, MA	WHLL(AM)	C	4/1/2014
	WMAS-FM	B	4/1/2014
Stockton, CA	KJOY(FM)	A	12/1/2013
	KWIN(FM)	A	12/1/2013
Syracuse, NY	WAQX-FM	B1	6/1/2014
	WLTI(FM)	A	6/1/2014
	WSKO(AM)	B	6/1/2014
	WNTQ(FM)	B	6/1/2014
Tucson, AZ	KCUB(AM)	B	10/1/2013
	KHYT(FM)	C	10/1/2013
	KIIM-FM	C	10/1/2013
	KSZR(FM)	A	10/1/2013
	KTUC(AM)	C	10/1/2013

Market	Station (1)	FCC Class	Expiration date of license
Tuscaloosa, AL	WBEI(FM)	C2	4/1/2012
	WDGM(FM)	C3	4/1/2012
	WFFN(FM)	C2	4/1/2012
	WTSK(AM)	D	4/1/2012
	WTUG-FM	C1	4/1/2012
Washington, D.C	WMAL(AM)	B	10/1/2011
	WRQX(FM)	B	10/1/2011
	WVRX(FM)	B	10/1/2011
Wilkes-Barre/Scranton, PA	WARM(AM)	B	8/1/2014
	WBHT(FM)	A	8/1/2014
	WBSX(FM)	B	8/1/2014
	WSJR(FM)	A	8/1/2014
	WBHD(FM)	A	8/1/2014
	WMGS(FM)	B	8/1/2014
Worcester, MA	WORC-FM	A	4/1/2014
	WWFX(FM)	A	4/1/2014
	WXLO(FM)	B	4/1/2014

(1)	The FCC deemed that the Merger resulted in a substantial change in control (as defined under the FCC’s rules and policies), and we were required to divest 11 stations that exceeded the applicable ownership limits under the FCC’s rules. Therefore, these stations were assigned to Last Bastion as of the closing date of the Merger. Also, the Company has transferred a station to the Divestiture Trusts to comply with FCC ownership limits in connection with a station acquisition. After the completion of sales of certain of such stations that had been assigned to the Divestiture Trusts in 2007 and 2008, as of March 19, 2010, eight stations remain in the Divestiture Trusts.

(2)	WGVX, WGVY and WGVZ are operated as a single station.

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

Multiple Ownership Rules

The Communications Act imposes specific limits on the number of commercial radio stations an entity can own in a single market. FCC rules and regulations implement these limitations. In 2003, the FCC adopted new multiple ownership rules following a comprehensive review of its ownership regulations. The ownership rules adopted in 2003 included: (i) new cross-media limits that in certain markets eliminated the newspaper-broadcast cross-ownership ban and altered the television-radio cross-ownership limitations; and (ii) regulations that revised the manner in which the radio numeric ownership limitations were to be applied, substituting where available geographic markets as determined by Arbitron in place of the former standard which was based on certain overlapping signal contours. The FCC’s decision was appealed to the Third Circuit, which stayed the effective date for the new rules. In June 2004, the Third Circuit affirmed the FCC’s decision to use Arbitron radio market definitions, where available, in the application of the ownership limitations, but remanded the case to the FCC for further consideration of, among other matters, the numerical limits imposed on the number of AM or FM stations a single party could own in such markets. On September 3, 2004, the Third Circuit granted the FCC’s request for a partial lifting of the stay of the 2003 radio ownership rules and allowed four aspects of the new rules to take effect: (a) the use of Arbitron markets to define local radio markets where available; (b) the inclusion of non-commercial radio stations in determining the number of stations in the market; (c) the attribution of joint sales agreements with in-market stations; and (d) the limitations on the transfers of non-compliant ownership clusters. In December 2007, the FCC adopted an order that modified only the newspaper/broadcast cross-ownership rule to adopt a rebuttable presumption permitting the cross-ownership of one newspaper and one television or radio station in the top 20 television markets under certain circumstances, and establishing a waiver procedure applicable to such combinations in smaller markets. The FCC declined to make changes to any other broadcast ownership rules and retained the rules as then in effect. This decision was also appealed to the Third Circuit. The FCC advised the Court that the December 2007 decision may not represent the majority view of the current FCC, and asked the Court to defer to further proceedings contemplated before the FCC. The Court has recently requested that the FCC show cause why the stay of the newspaper/broadcast cross-ownership rule, as adopted in December 2007, should not be lifted and the appeals heard. At this time, the decision remains subject to administrative and judicial appeal. The FCC’s ownership rules are briefly summarized below.

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

Alien Ownership Rules

The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation organized under the laws of a foreign country or of which more than 20% of its capital stock is collectively owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. These restrictions apply in similar fashion to other forms of businesses and organizations, including partnerships and limited liability companies. Our certificate of incorporation provides that our capital stock is subject to redemption by action of our board of directors to the extent necessary to bring us into compliance with the Communications Act or FCC regulations to prevent the loss of any of our FCC licenses.

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

Indecency Regulation

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC in recent years has stepped up its enforcement activities as they apply to indecency and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. In July 2007, the FCC implemented increased forfeiture amounts that were enacted by Congress for indecency violations. The maximum permitted fine for an indecency violation is $325,000 per incident, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act. As a result, we could face increased costs in the form of fines and greater risk that we could lose one or more broadcasting licenses. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming. We also have a few outstanding indecency proceedings against our stations. The pendency of these proceedings, as well as the FCC’s more vigorous enforcement of its indecency rules, may encourage third parties to challenge our license renewal or assignment applications.

Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. We cannot predict the outcome of these proceedings or whether Congress will consider or adopt further legislation in this area.

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

•	proposals to increase regulatory fees or to impose spectrum use or other fees on FCC licensees;

•	technical and frequency allocation matters and changes to broadcast technical requirements;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to restrict or prohibit the advertising of on-line casinos or on-line sports-betting services;

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions;

•	restatement in revised form of the FCC’s EEO rules and revision to rules relating to political broadcasting;

•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming;

•	proposals to shorten the term of broadcasting licenses from eight to three years;

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations; and

•

proposals to require broadcast stations to operate studios in the communities to which they are licensed, which would require construction of new studios, to provide staffing on a 24 hour per day basis, and to increase and/or quantify locally oriented program content and diversity.

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

Employees

As of December 31, 2009, we had approximately 2,600 full-time employees and approximately 1,400 part-time employees, of which approximately 200 are covered by collective bargaining agreements. We consider our relations with our employees generally to be good.

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

The following factors (in addition to others) could have a material impact on our business:

We may not be able to obtain confirmation of the Plan.

With regard to any proposed plan of reorganization, the debtor seeking confirmation of a plan may not receive the requisite acceptances to confirm such plan. If the requisite acceptances of our Plan are received, we intend to seek confirmation of the Plan by the Bankruptcy Court. If the requisite acceptances of our Plan are not received, we may nevertheless seek Confirmation of the Plan notwithstanding the existence of a dissenting class or classes. The Bankruptcy Court may confirm the Plan pursuant to the “cramdown” provisions of the Bankruptcy Code if the plan satisfies section 1129(b) of the Bankruptcy Code. To confirm a plan over the objection of a dissenting class, the Bankruptcy Court also must find that at least one impaired class (which cannot be an “insider” class) has accepted the plan.

Even if the requisite acceptances of a proposed plan are received, the Bankruptcy Court is not obligated to confirm the plan as proposed. A dissenting holder of a claim against us could challenge the balloting procedures as not being in compliance with the Bankruptcy Code, which could mean that the results of the balloting may be invalid. If the Bankruptcy Court determined that the balloting procedures were appropriate and the results were valid, the Bankruptcy Court could still decline to confirm the Plan, if the Bankruptcy Court found that any of the statutory requirements for confirmation had not been met.

If our Plan is not confirmed by the Bankruptcy Court, (a) we may not be able to reorganize our businesses; (b) the distributions that holders of claims ultimately would receive, if any, with respect to their claims are uncertain; and (c) there is no assurance that we will be able to successfully develop, prosecute, confirm, and consummate an alternative plan that will be acceptable to the Bankruptcy Court and the holders of claims. It is also possible that third parties may seek and obtain approval from the Bankruptcy Court to terminate or shorten the exclusivity period during which only we may propose and confirm a plan of reorganization.

Our emergence from chapter 11 of the Bankruptcy Code is not assured.

While we expect to emerge from chapter 11 of the Bankruptcy Code, there can be no assurance that we will successfully reorganize or when this reorganization will occur, irrespective of our obtaining confirmation of the Plan.

The conditions precedent to the Effective Date of the Plan may not occur.

As more fully set forth in the Plan, the Effective Date is subject to a number of conditions precedent. If such conditions precedent are not met or waived, the Effective Date will not take place.

We may not be able to achieve our projected financial results.

The financial projections that we have set forth in an exhibit to the Disclosure Statement represent our management’s best estimate of our future financial performance based on the information that was available to management at the time of the estimate. The estimate incorporated facts and assumptions about our future operations as well as the U.S. and world economy in general and the industry segments in which we operate in particular. Our actual financial results may differ significantly from the projections and, as such, could impact the Plan and confirmation of the Plan. If we do not achieve our projected financial results, the trading prices of the New Common Stock may be negatively affected, and we may lack sufficient liquidity to continue operating as planned after the Effective Date of the Plan. Moreover, the financial condition and results of operations of Reorganized Citadel from and after the Effective Date of the Plan may not be comparable to the financial condition or results of operations reflected in our historical financial statements.

Our restructuring will eliminate our net operating loss carryforwards and reduce our current tax attributes.

As of December 31, 2009, we had approximately $91.3 million of net operating loss carryforwards for federal income tax purposes (expiring in the years 2025 and 2029). In addition, as of such date, we had approximately $109.8 million of net operating loss carryforwards for state income tax purposes, expiring in years 2013 through 2029. Currently, such tax net operating losses can accumulate and be used to offset our future taxable income. As a result of implementation of the Plan, we expect our net operating loss carryforwards to be eliminated. In addition, we expect certain tax attributes, primarily tax basis in depreciable and amortizable assets, to be reduced due to the Plan and, therefore, future tax deductible depreciation and amortization will be significantly reduced.

Indebtedness may adversely affect Reorganized Citadel’s operations and financial condition.

According to the terms and conditions of the Plan, upon confirmation, Reorganized Citadel is expected to have outstanding indebtedness of approximately $762.5 million under the New Term Loan.

Reorganized Citadel’s ability to service its debt obligations will depend upon, among other things, its future operating performance. These factors depend partly on economic, financial, competitive and other factors beyond Reorganized Citadel’s control. Reorganized Citadel may not be able to generate sufficient cash from operations to meet its debt service obligations as well as fund necessary capital expenditures. In addition, if Reorganized Citadel needs to refinance its debt, obtain additional financing or sell assets or equity, it may not be able to do so on commercially reasonable terms, if at all.

Any default under the New Term Loan could adversely affect their growth, financial condition, results of operations, the value of their equity and ability to make payments on such debt. Reorganized Citadel may incur significant additional debt in the future. If current debt amounts increase, the related risks that Reorganized Citadel now faces will intensify.

The New Term Loan Agreement is expected to contain certain restrictions and limitations that could significantly affect Reorganized Citadel’s ability to operate its business, as well as significantly affect its liquidity.

The New Term Loan Agreement is expected to contain a number of significant covenants that could adversely affect Reorganized Citadel’s ability to operate its businesses, as well as significantly affect its liquidity, and therefore could adversely affect Reorganized Citadel’s results of operations. These covenants are expected to restrict (subject to certain exceptions) Reorganized Citadel’s ability to: incur additional indebtedness; grant liens; consummate mergers, acquisitions, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make capital expenditures; make investments, loans and advances; make payments and modifications to subordinated and other material debt instruments; enter into transactions with affiliates; consummate sale-leaseback transactions; change its fiscal year; enter into hedging arrangements (except as otherwise expressly permitted); allow third parties to manage its stations, and sell substantially all of the stations’ programming or advertising; transfer or assign FCC licenses to third parties; and change its lines of business. In addition, Reorganized Citadel will be required to maintain a minimum interest coverage ratio and a maximum leverage ratio.

The breach of any covenants or obligations in the New Term Loan, not otherwise waived or amended, could result in a default under the New Term Loan Agreement and could trigger acceleration of those obligations. Any default under the New Term Loan could adversely affect Reorganized Citadel’s growth, financial condition, results of operations and ability to make payments on debt.

Decreased spending by advertisers and changes in the economy have had a material adverse effect on our business, and a continuing downturn in the economy may have an even greater adverse impact on the Debtors.

Since virtually all of our net revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations, and the net revenue of Radio Network is also dependent on national advertising, the recent downturn in the United States economy has had a material adverse impact on our revenue and profit margins. A continuing recession or further downturn in the United States economy could have an even greater adverse impact on us, as advertisers generally reduce their spending during economic downturns. In addition, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets could be adversely affected by continuing local or regional economic downturns. The current state of the economy could also adversely affect our ability to collect accounts receivable from advertisers.

We may lose audience share and advertising revenue to competing radio stations, radio networks or other types of media competitors.

We operate in a highly competitive industry. The Radio Markets and Radio Network compete for audiences, creative and performing talent, broadcast rights, market share and advertiser support with other radio stations and station groups, radio networks, other syndicated programming and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, the Internet and hand-held programmable devices, such as iPods and cellular phones. Any adverse change in a particular market or in the relative market positions of the stations located in a particular market, or any adverse change in listeners’ preferences could have a material adverse effect on our revenue or ratings. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future or offer syndicated programming that competes with our programming, and these companies may be larger and have more financial resources than we do. In addition, from time to time, other stations may change their format or programming, or a station may adopt a format to compete directly with us for audiences and advertisers. These tactics could result in lower ratings, lower market share and lower advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Audience preferences as to format or programming may also shift due to demographic changes, personnel or other programming changes, a decline in broadcast listening trends or other reasons.

We may lose key on-air talent to competing radio stations, radio networks or other types of media competitors.

The Radio Markets and Radio Network compete for creative and performing on-air talent with other radio stations and station groups, radio networks, and other providers of syndicated programming and other media such as broadcast television, cable television, satellite television, the Internet and satellite radio. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons. Any adverse changes in particular programs, formats or on-air talent could have a material adverse effect on our ability to attract local and/or national advertisers, on our revenue and/or ratings, or could require increased expenses.

Future losses could be caused by future asset impairment of our FCC licenses and/or goodwill.

As of December 31, 2009, our FCC licenses and goodwill comprise 65% of our total assets. The Company has recently recognized significant non-cash impairment charges relating to these assets. Interim and/or annual impairment testing, as applicable, could result in future impairment losses. The fair value of FCC licenses and goodwill is primarily dependent on the expected future cash flows of the Radio Markets and Radio Network. If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses or goodwill for these reporting units below their adjusted carrying amounts, the Company may also be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations. Factors that could result in future impairment losses are further discussed in the section entitled “Critical Accounting Policies” within Item 7.

Our results may be adversely affected if long-term contracts are not renewed on sufficiently favorable terms.

We sometimes enter into long-term contracts in the ordinary course of business for both the acquisition and distribution of media programming and products, including contracts for both the acquisition and distribution of programming rights for sporting events and other programs, contracts for the distribution of programming to satellite operators, and contracts relating to programming produced by third parties on our stations and by our network business. As these contracts expire, the parties must renew or renegotiate the contracts, and if they are unable to renew them on acceptable terms, we may lose these rights, the related programming and applicable revenue. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than in the past) or the revenue from distribution of programs may be reduced (or increase at slower rates than in the past). With respect to the acquisition of programming rights, the impact of these long-term contracts on our results over the terms of the contracts will depend on a number of factors, including the strength of advertising markets, effectiveness of marketing efforts, the size of viewer audiences, and the related contract expenses and costs. There can be no assurance that revenue from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.

The loss of affiliation agreements by our network business could materially adversely affect our results of operations.

Our Radio Network has approximately 4,000 station affiliates and 9,000 program affiliations. It receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by the Radio Network into its programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements of the Radio Network could adversely affect our results of operations by reducing the reach of our network programming and, therefore, its attractiveness to advertisers. Renewal on less favorable terms may also adversely affect our results of operations through reduction of advertising revenue.

The failure or destruction of satellites and transmitter facilities that we depend upon to distribute our programming could materially adversely affect our businesses and results of operations.

We use studios, satellite systems, transmitter facilities and the Internet to originate and/or distribute our station programs and network programs and commercials to affiliates. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite transponders, uplinks and downlinks and telecom circuits. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), various acts of terrorism, power outages, major telecom connectivity failures or satellite failures. Our ability to distribute programming to station audience and/or network affiliates may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until third-party services resume, the inability to originate or distribute programming could have a material adverse effect on our businesses and results of operations.

If we lose key executive officers, our business could be disrupted and our financial performance could suffer.

Our businesses depend upon the continued efforts, abilities and expertise of our executive officers, primarily our chairman and chief executive officer, Farid Suleman. We believe that the unique combination of skills and experience possessed by Mr. Suleman would be difficult to replace, and his loss could have a material adverse effect on us, including impairing our ability to execute our business strategy.

To remain competitive, we must respond to changes in technology, services and standards that characterize our industry.

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies. We may not have the resources to acquire new technologies or to introduce new services that could compete with these new technologies.

The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, including the introduction of new technologies used in automobiles, as a result, in part, of an increasingly large human population, greater use of the automobile and increased commuter times. Some of the new technologies, particularly satellite digital audio radio service and Internet radio, compete for the consumer’s attention in the car, workplace and elsewhere. We cannot guarantee that this historical growth will continue. In addition, we cannot predict the effect, if any, that competition arising from new technologies or regulatory changes may have on the radio broadcasting industry or on our financial condition and results of operations, some of which could result in the imposition of significant costs and expenses not previously part of our business operations.

Our businesses depend upon licenses issued by the FCC, and if licenses were not renewed or we were to be out of compliance with FCC regulations and policies, our business would be materially impaired.

Our businesses depend upon maintaining their broadcasting licenses issued by the FCC, which are currently issued for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. In the last renewal cycle, all of our licenses were renewed; however, we cannot be certain that our future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations, could result in material impairment and could adversely affect our liquidity and financial condition. If any of our FCC licenses are not renewed, it could prevent us from operating the affected station and generating revenue from it. Further, the FCC has a general policy restricting the transferability of a station license while a renewal application for that station is pending. In addition, we must comply with extensive FCC regulations and policies governing the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our businesses. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on our businesses. Moreover, governmental regulations and policies may change over time, and the changes may have a material adverse impact upon our businesses, financial condition and results of operations.

There will be FCC approval requirements in connection with emergence from chapter 11 of the Bankruptcy Code.

We operate our businesses and certain of our facilities under authority granted by the FCC. Under Section 310(d) of the Communications Act, the consent of the FCC is required for the assignment of FCC licenses or for the transfer of control of an entity that holds or controls FCC licenses. Except in the case of “involuntary” assignments and transfers of control, prior consent of the FCC is required before an assignment of FCC licenses or a transfer of control of FCC licensees may be consummated.

The FCC treats emergence from bankruptcy by a licensee or its parent company as a “voluntary” transfer of control or assignment of FCC licenses when control will be transferred to a “permanent” holder, rather than to a trustee, a liquidating trust or some other court-appointed interim holder. The FCC thus expects that when the outcome of the proceeding will be a restructuring (or a sale of collateral for the benefit of the debtor’s creditors) that the restructuring (or sale) will not be implemented until the FCC has granted applications seeking approval of the new control structure and demonstrating the legal qualifications of any new parties that will have attributable ownership interests or positions in the new entity.

Because the restructuring proposed under the Plan will result in new parties holding 50% or more of the stock of the restructured company, the Company has filed “long form” applications with the FCC (i.e. Form 314 (assignment) or Form 315 (transfer of control)) (“Long Form Applications”). Even though a company may emerge from bankruptcy or receivership through a court order, the transaction may not be consummated until the FCC has granted its consent to the Long Form Applications.

Oppositions to our Long Form Applications (in connection with emerging from bankruptcy) can delay the process.

Following the public notice of the filing of the Long Form Applications, interested parties have 30 days to file petitions to deny the applications. If petitions to deny are filed against the Long Form Applications, the applicants will have an opportunity to file an opposition, with the petitioner then having an opportunity to file a reply. The pleading cycle generally will be completed within 60 days. The FCC then will consider the applications and the filings made by the parties to the proceeding. Thus, the filing of petitions to deny or objections can significantly delay the FCC’s grant of the Long Form Applications.

If no oppositions are filed against the applications and the FCC finds the applications to be in compliance with its rules and policies and finds the parties to the application qualified, the FCC may grant the applications shortly after the close of the 30 day public notice period. In some instances, the FCC may request that the applicants supply additional information through amendments to the applications. There is no time limit on how long the FCC may consider transfer applications before acting on them, but the FCC has a stated goal of processing all transfer applications within 180 days, and most applications are granted much more quickly. The FCC will not grant the applications, however, until the bankruptcy court has approved a plan of reorganization and the applications have been amended to reflect that the bankruptcy court has authorized the transaction.

As a variation in the structure for FCC approval described above, the FCC also may be asked to grant consent for a court-approved voluntary transfer of control of the FCC licensees to a liquidating trust as a temporary step pending FCC action on the FCC Long Form Application to transfer control of the licensees to their permanent holder.

We may be adversely affected by the FCC’s more rigorous enforcement of its indecency regulations against the broadcast industry as well as by the increased amounts of the potential fines.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC vigorously enforces its indecency rules against the broadcasting industry as a whole. The FCC has indicated that it is stepping up its enforcement activities as they apply to indecency and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency violations. The FCC has found on a number of occasions that the content of broadcasts has contained indecent material. In such instances, the FCC issued fines to the offending licensees. The FCC also imposes separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. In addition, a new law increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. We cannot predict the outcome of these court proceedings or whether Congress will consider or adopt further legislation in this area. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming. To the extent these inquiries or other proceedings by the FCC result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operations and business could be materially adversely affected.

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

•	satellite digital audio radio service, which has numerous channels and niche formats and enhanced sound quality;

•

HD Radio™ digital radio technology, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM stations, including stations owned by us;

•	low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve small, localized areas; and

•	proposals to require radio broadcasters to pay a “performance tax” or copyright royalties to musicians and record labels for the performance of music played on the stations.

The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, including the introduction of new technologies used in automobiles, such as audio cassettes, compact discs, satellite digital audio radio and cellular telephones. A growing population, greater use of the automobile and increased commuter times have contributed to this growth. Some of the new technologies, particularly satellite digital audio radio service and Internet radio, compete for the consumer’s attention in the car, workplace and elsewhere. We cannot assure you that this historical growth will continue. In addition, we cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations, some of which could result in the imposition of significant costs and expenses not previously part of our existing business operations.

We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or natural disasters.

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

The radio broadcasting industry is subject to extensive and changing federal regulation. The FTC, DOJ and FCC carefully review proposed business acquisitions and dispositions under their respective regulatory authority, focusing on the effects on competition, the number of stations owned in a market and the effects on concentration of market revenue share. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed transaction or could require us to modify or abandon an otherwise attractive opportunity. We can give no assurances that the DOJ, FTC and/or FCC will not seek to bar us from acquiring additional radio stations in any market where we already have a significant position.

Due to various market and financial conditions, the Company may not be able to successfully complete future dispositions of our radio stations or future acquisitions of other radio stations.

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

On December 20, 2009, the Debtors filed voluntary petitions in Bankruptcy Court seeking relief under the provisions of chapter 11 of title 11 of the Bankruptcy Code. On February 3, 2010, the Debtors filed with the Bankruptcy Court a proposed joint plan of reorganization and a related disclosure statement pursuant to chapter 11 of the Bankruptcy Code. On March 15, 2010, the Debtors filed the Plan and Disclosure Statement, which modified the earlier filings. As discussed in Item 1. “Business,” the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In the event it becomes necessary to confirm the Plan over the objection of a dissenting class, the Company may seek confirmation of the Plan notwithstanding the dissent of such objecting classes. Two shareholders objected to the approval of the Disclosure Statement and may object to confirmation of the Plan as well. The Bankruptcy Court may confirm the Plan pursuant to the “cramdown” provisions of the Bankruptcy Code, which allow the Bankruptcy Court to confirm a plan that has been rejected by an impaired class if it determines that the plan satisfies section 1129(b) of the Bankruptcy Code. See Item 1A. “Risk Factors—We may not be able to obtain confirmation of the Plan.”

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths at a Rhode Island nightclub. On January 27, 2005, the Company filed an answer to the complaint, substantially denying plaintiffs’ allegations against the Company. On February 18, 2005, an identical suit was filed on behalf of one additional concertgoer. On January 5 and 31, 2006, substantially identical suits were filed on behalf of two additional concertgoers. In 2009, the plaintiffs voluntarily agreed to dismiss all claims with prejudice against the Company, and the Company was dismissed from these actions as of February 6, 2009.

We are involved in certain other claims and lawsuits arising in the ordinary course of our business. We believe that such litigation matters and claims will be resolved without a material adverse impact on our financial condition, results of operations, or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, which through March 5, 2009 was traded on the NYSE under the symbol “CDL,” has traded over-the-counter under the symbol “CTDB or CTDBQ” since March 6, 2009. The table below sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by the NYSE or the over-the-counter bulletin board, as appropriate.

	Price Range
	High	Low
Fiscal Year 2008
First Quarter	$2.15	$1.00
Second Quarter	$1.94	$1.15
Third Quarter	$1.24	$0.67
Fourth Quarter	$0.84	$0.12

Fiscal Year 2009
First Quarter	$0.29	$0.01
Second Quarter	$0.15	$0.03
Third Quarter	$0.09	$0.02
Fourth Quarter	$0.18	$0.01

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

Number of Stockholders

On March 19, 2010, the last reported sale price of our common stock was $0.04 per share. Based on information available to us and our transfer agent, we believe that as of March 19, 2010, there were approximately 1.2 million shareholders of our common stock.

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

Equity Compensation Plan Information

The following tables set forth, as of December 31, 2009, the number of shares of common stock that are issuable upon the exercise of stock options outstanding and upon vesting of nonvested shares of common stock or common stock units of the Company under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan (the “2002 Long-Term Incentive Plan”) and the TWDC Rollover Equity Agreements (the “ABC Rollover Plan”).

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights
Equity Compensation Plans Approved by Stockholders
2002 Long-Term Incentive Plan	3,272,175	$6.30
ABC Rollover Plan	5,046,067	$3.19
Equity Compensation Plans Not Approved by Stockholders
None	—	—

Total	8,318,242

Plan Category	Number of Shares to be Issued Upon Vesting of Nonvested Shares or Nonvested Share Units	Weighted Average Grant Date Fair Value
Equity Compensation Plans Approved by Stockholders
2002 Long-Term Incentive Plan	1,357,828	$2.27
ABC Rollover Plan	581,857	$5.90
Equity Compensation Plans Not Approved by Stockholders
None	—	—

Total	1,939,685

As of December 31, 2009, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the 2002 Long-Term Incentive Plan and the ABC Rollover Plan was 10.5 million and 7.9 million, respectively, not including shares underlying outstanding grants.

Purchase of Equity Securities

The table below summarizes stock repurchase information for the quarter ended December 31, 2009.

REGISTRANT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2009 through October 31, 2009	882	$0.13
November 1, 2009 through November 30, 2009	—	0.00
December 1, 2009 through December 31, 2009	780	0.02

Total	1,662	$0.08

The Company acquired 1,662 shares of common stock during the quarter ended December 31, 2009 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs described under the heading “Purchases of Equity Securities” below.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on common stock of the Company since December 31, 2004 against the cumulative total return of (i) the S&P 500 Index, (ii) the S&P Broadcasting & Cable TV Index, and (iii) an index consisting of certain peer radio broadcasting companies with which the Company competes. The peer group index is comprised of the common stock of Cumulus Media, Inc., Emmis Communications and Entercom Communications Corp. The current year peer group index was modified from that utilized in previous periods because Cox Radio, Inc., which was formerly included in the peer group, no longer has public information readily available.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Total returns
Citadel Broadcasting Corporation	$100.00	$83.07	$65.87	$17.64	$1.37	$0.14
Peer Group	$100.00	$88.46	$71.79	$41.22	$6.98	$17.01
S&P 500	$100.00	$104.90	$121.47	$128.14	$80.73	$102.10
S&P Broadcasting & Cable TV	$100.00	$83.47	$120.19	$92.83	$51.80	$91.57

Purchases of Equity Securities

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of December 31, 2009, the Company had repurchased approximately 26.2 million shares of common stock for an aggregate amount of approximately $337.6 million under these repurchase programs. In addition, the Company acquired approximately 0.6 million and 1.0 million shares of common stock for approximately $0.1 million and $1.3 million during the years ended December 31, 2009 and 2008, respectively, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. However, as a result of limitations under the Company’s Plan and any new restrictions imposed under the proposed New Term Loan, the Company may only repurchase additional shares under very limited circumstances.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected historical consolidated financial data below in conjunction with our consolidated financial statements and the accompanying notes. You should also read Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of these materials are included elsewhere in this report. We derived the historical consolidated financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 from our audited consolidated financial statements included in this report. We derived the historical consolidated financial data as of December 31, 2007, 2006, and 2005, and for the years ended December 31, 2006 and 2005 from our audited consolidated financial statements, which are not contained in this report. The selected consolidated historical financial data may not be indicative of future performance.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Operating Data: (1)
Net revenue	$723,620	$863,121	$719,757	$432,930	$419,907
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below (2)	306,648	353,014	254,727	120,270	114,727
Selling, general and administrative (2)	203,871	227,517	195,611	126,558	122,711
Corporate general and administrative	26,320	32,049	44,642	30,287	15,363
Local marketing agreement fees	1,027	1,334	1,326	1,268	1,723
Asset impairment and disposal charges (3)	985,653	1,208,208	1,612,443	174,049	—
Depreciation and amortization	35,599	45,264	30,678	16,740	22,346
Non-cash amounts related to contractual obligations (4)	—	21,440	—	—	—
Other, net (5)	6,841	(1,688)	(3,900)	(1,026)	(353)

Total operating expenses	1,565,959	1,887,138	2,135,527	468,146	276,517

Operating (loss) income	(842,339)	(1,024,017)	(1,415,770)	(35,216)	143,390

Reorganization costs (6)	4,556	—	—	—	—
Interest expense, net	190,175	211,818	100,741	32,911	21,137
Gain on extinguishment of debt (7)	(428)	(114,736)	—	—	—
Write-off of deferred financing costs and debt discount upon extinguishment of debt (7)	814	11,399	555	—	—

(Loss) income before income taxes	(1,037,456)	(1,132,498)	(1,517,066)	(68,127)	122,253
Income tax (benefit) expense	(254,097)	(162,679)	(231,830)	(20,113)	52,496

Net (loss) income applicable to common shares	$(783,359)	$(969,819)	$(1,285,236)	$(48,014)	$69,757

Net (loss) income per share:
Basic	$(2.97)	$(3.69)	$(6.61)	$(0.43)	$0.59

Diluted	$(2.97)	$(3.69)	$(6.61)	$(0.43)	$0.55

Dividends declared per share	$—	$—	$0.18	$0.54	$0.18

Special distribution declared per share	$—	$—	$2.4631	$—	$—

Weighted average common shares outstanding:
Basic	263,989	262,812	194,374	111,453	119,234

Diluted	263,989	262,812	194,374	111,453	134,534

Other Data:
Cash flow provided by (used in):
Operating activities	$65,653	$130,852	$171,923	$136,277	$140,773
Investing activities	(10,148)	(9,838)	(1,588)	(41,516)	(45,535)
Financing activities	(16,698)	(302,701)	26,239	(95,234)	(91,966)
Capital expenditures	7,761	8,920	12,345	11,790	8,112
Current tax (benefit) expense	(8,580)	13,489	3,512	2,491	2,861
Deferred tax (benefit) expense	(245,517)	(176,168)	(235,342)	(22,604)	49,635

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$57,441	$18,634	$200,321	$3,747	$4,220
Intangible assets, net (3)	960,058	1,963,973	3,211,303	1,967,204	2,125,794
Total assets	1,417,989	2,432,970	3,843,435	2,173,696	2,333,325
Long-term debt and other liabilities (including current portion)	2,204,825	2,162,593	2,532,527	751,021	675,055
Liabilities subject to compromise (8)	2,270,418	—	—	—	—
Stockholders’ (deficit) equity	(1,071,858)	(298,948)	627,239	1,124,308	1,274,699
Working capital (9)	201,443	(2,035,255)	324,497	50,438	21,995
Working capital with liabilities subject to compromise (9)	(2,068,975)	—	—	—	—

(1)	The selected consolidated historical financial data includes the operating results, acquired assets and assumed liabilities of the ABC Radio Business subsequent to the closing date of the Merger, June 12, 2007.
(2)	Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In order to conform to ABC Radio’s presentation subsequent to the Merger, barter expenses relating to selling, general and administrative activities were reclassified from cost of revenue to selling, general and administrative in the amount of $5.1 million for the year ended December 31, 2007, and certain expenses relating to employee benefits were reclassified from selling, general and administrative to cost of revenue in the amount of $1.5 million for the year ended December 31, 2007.
(3)	We conducted impairment tests during the years ended December 31, 2009, 2008, 2007 and 2006, which resulted in non-cash impairment charges of $933.1 million, $1,197.4 million, $1,591.5 million and $174.0 million, respectively, on a pre-tax basis to reduce the carrying amounts of FCC licenses and goodwill. Asset impairment charges of $42.6 million, on a pre-tax basis, were recognized during the year ended December 31, 2009 to reduce the carrying amounts of customer and affiliate relationships to their estimated fair values. Additionally, we recognized non-cash impairment and disposal charges of $10.0 million, $10.8 million and $20.9 million during the years ended December 31, 2009, 2008 and 2007, respectively, to write down the carrying amounts of certain stations to be divested to their estimated fair market values.
(4)	Operating income for 2008 reflects a non-cash charge of approximately $21.4 million primarily due to the Company’s settlement with its previous national representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with its previous representation firm and entered into a new long-term contract with the Company.
(5)	Other, net of approximately $6.8 million for 2009 includes $9.0 million of restructuring costs for financial advisory services and legal expenditures, offset by a contract adjustment related to the acquisition of the ABC Radio Business in 2007 of approximately $2.4 million.
(6)	This cost is due primarily to approximately $4.1 million for the write-off of deferred financing costs and $0.6 million in professional fees.
(7)

On June 12, 2007, the Company entered into a new Senior Credit and Term Facility and used the proceeds to repay the outstanding balance of Citadel Broadcasting’s existing senior credit facility. As a result, we wrote off approximately $0.6 million of deferred financing costs. The Senior Credit and Term Facility was amended in 2008 and 2009, which among other things, permitted the Company to make voluntary prepayments of the Tranche A and B Term Loans, subject to certain conditions. In connection with these modifications and the related prepayments, during the years ended December 31, 2009 and 2008, the Company wrote off $0.2 million and $3.5 million of debt issuance costs, respectively. Additionally, in connection with the fourth amendment to the Senior Credit and Term Facility in March 2009, the Company recognized expense of $0.6 million related to costs paid to third parties, and the Company wrote off $0.6 million in debt issuance costs related to the third amendment to the Senior Credit and Term Facility in November 2008, which permanently reduced the aggregate revolving credit commitments available. In connection with the repurchase of a portion of the Company’s convertible subordinated notes, we also wrote off approximately $2.3 million of debt issuance costs and $5.0 million of debt discount during the year ended December 31, 2008. Also in 2008, the Company recognized gains of approximately $58.4 million and

$56.3 million, both net of transaction fees, related to the early extinguishment of a portion of its Senior Credit and Term Facility and the repurchase of a portion of its convertible subordinated notes, respectively. The repurchase of a portion of convertible subordinated notes during the year ended December 31, 2009 resulted in a gain of $0.4 million.

(8)	Liabilities subject to compromise consist of pre-petition claims that are expected to be restructured or impaired pursuant to the Plan and includes primarily the balance of the Company’s senior debt as of December 31, 2009.
(9)	Working capital is calculated using current assets less current liabilities not subject to compromise. Working capital with liabilities subject to compromise is calculated using current assets less current liabilities and liabilities subject to compromise.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Bankruptcy Proceedings

On December 20, 2009, Citadel Broadcasting Corporation and certain of its subsidiaries (collectively, the “Debtors” and, together with its other consolidated subsidiaries, the “Company”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (collectively, the “Cases”).

The Debtors are continuing to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Upon commencement of the Cases, the Debtors also announced that the Company had reached an accord with over 60% of its senior secured lenders on the terms of a pre-negotiated financial restructuring that will seek to extinguish approximately $1.4 billion of indebtedness. Specifically, the Company entered into a letter agreement, effective as of December 20, 2009 (the “Plan Support Agreement”), with over 60% of the holders of the Company’s secured debt issued pursuant to the credit agreement dated as of June 12, 2007 (as amended, supplemented or otherwise modified as of the Petition Date, the “Credit Agreement”), among the Company, the several lenders party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders. A form of the Plan Support Agreement is attached hereto as Exhibit 10.29 and is incorporated herein by reference.

On December 21, 2009, the Company issued a press release announcing that the Bankruptcy Court granted all of the Company’s “first day” motions and applications (the “First Day Motion”). Pursuant to the First Day Motion, the Company was granted access to more than $36 million of cash on hand, as well as all cash generated from daily operations, which will be used to continue to satisfy the Company’s obligations without interruption during the course of its restructuring. Also pursuant to the First Day Motion, the Company received Bankruptcy Court authorization to, among other things, pay pre-petition employee wages, salaries, health benefits and other employee obligations during its restructuring, as well as authority to continue to honor its current customer programs. The Company is authorized under the Bankruptcy Code to satisfy post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval.

On February 3, 2010, the Debtors filed with the Bankruptcy Court a proposed joint plan of reorganization and a related disclosure statement pursuant to chapter 11 of the Bankruptcy Code. On March 15, 2010, the Debtors filed with the Bankruptcy Court a first modified joint plan of reorganization (the “Plan”) and the related first modified disclosure statement for the Plan (the “Disclosure Statement”) pursuant to chapter 11 of the Bankruptcy Code. Copies of the Plan and the Disclosure Statement are publicly available and may be accessed free of charge at the Debtors’ private website at http://www.kccllc.net/citadel. Pursuant to the Plan, the Company expects that approximately $2.1 billion of the debt outstanding under the Credit Agreement will be converted into a new term loan (the “New Term Loan”) in the principal amount of $762.5 million, with a 5-year term and an interest rate of the Eurodollar rate (at a minimum of 3%) plus 800 basis points. Holders of senior secured claims are expected to receive a pro rata share of (i) the New Term Loan, (ii) 90% of the new common stock (the “New Common Stock”) in the Company as reorganized (“Reorganized Citadel”) under and pursuant to the Plan on and after the Effective Date, subject to dilution for distributions of New Common Stock under Reorganized Citadel’s equity incentive program, and (iii) cash held as of the Effective Date in excess of the sum of $86.0 million and various amounts due pursuant to the reorganization (as described more fully in the Disclosure Statement). Holders of unsecured claims, including the secured Lenders’ deficiency claim in the stipulated amount of $267.2 million and the Debtors’ convertible subordinated notes, are expected to receive a pro rata share of (i) 10% of the New Common Stock (subject to dilution for distributions of New Common Stock under Reorganized Citadel’s equity incentive program) and (ii) $36.0 million in cash.

On March 15, 2010, the Bankruptcy Court approved the Disclosure Statement and authorized the Company to begin soliciting votes on the Plan. The Company has begun the process of soliciting votes for the Plan from eligible claim holders. The Plan will become effective only if it receives the requisite stakeholder and FCC approval and is confirmed by the Bankruptcy Court.

Overview

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

The Company, Merger Sub, TWDC and ABC Radio consummated the (i) separation of the ABC Radio Network business and 22 ABC radio stations (collectively, the “ABC Radio Business”) from TWDC and its subsidiaries, (ii) spin-off of ABC Radio, which holds the ABC Radio Business, whereby TWDC distributed all of the outstanding common stock of ABC Radio pro rata to TWDC’s stockholders through a spin-off (the “Spin-Off”), and (iii) merger of Merger Sub with and into ABC Radio, with ABC Radio surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with these transactions, TWDC or one of its affiliates retained cash from the proceeds of debt incurred by ABC Radio on June 5, 2007 in the amount of $1.35 billion (the “ABC Radio Debt”). Also, on June 12, 2007, to effectuate the Merger, the Company entered into a new credit agreement with several lenders to provide debt financing to the Company in connection with the payment of a special distribution on June 12, 2007 immediately prior to the closing of the Merger in the amount of $2.4631 per share to all pre-merger holders of record of Company common stock as of June 8, 2007 (the “Special Distribution”), the refinancing of Citadel Broadcasting’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the Merger.

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company owns and operates radio stations and holds FCC licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. In addition to owning and operating radio stations, we also own and operate Citadel Media, which was formerly identified as ABC Radio Network (the “Radio Network”), which produces and distributes a variety of news and news/talk radio programming and formats. The Radio Network is a leading radio network and syndicator with approximately 4,000 station affiliates and 9,000 program affiliations and is a separate reportable segment. Our top 25 markets accounted for approximately 76% of the Radio Markets segment revenue for each of the years ended December 31, 2009 and 2008. The Radio Markets segment and the Radio Network segment contributed approximately 83% and approximately 17%, respectively, of our consolidated net revenues for the year ended December 31, 2009 and approximately 79% and approximately 21%, respectively, of our consolidated pro forma net revenue for the year ended December 31, 2008.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. Approximately 79% and 81% of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising in 2009 and 2008, respectively, and approximately 21% and 19% was generated from the sale of national advertising, respectively. The major categories of our Radio Markets’ advertisers include automotive companies, restaurants, fast food chains, entertainment companies, medical companies, banks, and grocery and retail merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

•	a radio station’s audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by Arbitron;

•	the number of radio stations, as well as other forms of media, in the market competing for the same demographic groups;

•	the supply of, and demand for, radio advertising time; and

•	the size of the market.

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

The Radio Network is also the exclusive sales representative for the ESPN Radio Network content, providing both sales and distribution services. ESPN produces the network’s programming, which includes ESPN SportsCenter, Mike and Mike In The Morning, hosted by Mike Greenberg and former NFL player Mike Golic, as well as national broadcasts of Major League Baseball, the NBA, and Bowl Championship Series. The Radio Network acts as the exclusive sales representative for the ESPN Radio Network. The Radio Network provides a sales staff to solicit and negotiate the sale of advertising on behalf of the ESPN Radio Network and to manage the advertising trafficking, billing and collection functions in exchange for a portion of all net sales generated on behalf of the ESPN Radio Network.

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

The Company determines the fair value of goodwill using primarily a market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The

Company believes a market approach reflects the best estimate of the fair value of an entire reporting unit as radio markets are generally sold within the industry based on a multiple of EBITDA (earnings before interest, taxes and depreciation and amortization). Therefore, the Company utilizes EBITDA specific to the geographic market and applies a multiple based on recent transactions or a multiple derived from public radio company information to estimate the value of the reporting unit. The Company generally considers the cost approach to be inapplicable as this approach does not capture going concern value of the business. If the carrying amount of the goodwill is greater than the estimated fair value of the goodwill of the respective reporting unit, the carrying amount of goodwill of that reporting unit is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

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

During 2008, the Company performed an interim impairment analysis as of June 30, 2008 due to the overall deterioration in the radio marketplace, the decline in operating results of the ABC Radio Business and the Company’s other radio stations, as well as a continued decline in the Company’s stock price. The Company performed its annual impairment test as of October 1, 2008. However, prior to the completion of the annual impairment analysis, certain critical events occurred in the United States during the fourth quarter of 2008, including the failure of certain financial institutions and other businesses, which had a material adverse effect on the economy overall and significantly impacted the Company’s operations in particular. This downturn in the United States economy resulted in an overall reduction in the level of business activity in the radio industry and decreased spending by radio advertisers, which led to a decline in radio broadcasting revenue and a further deterioration in the Company’s stock price, which fell 77.5% from October 1, 2008 to December 31, 2008. The Company considered this severe economic downturn to represent a separate triggering event occurring subsequent to October 1, 2008 that required an interim impairment analysis updated through December 31, 2008. Although the Company did not complete its annual test at October 1, the Company did determine there was no improvement in the fair values of FCC licenses or goodwill from its October 1 annual testing date to the interim testing date as of December 31, 2008. As a result of these evaluations during the year ended December 31, 2008, the Company recognized non-cash impairment charges of $1,197.4 million, which were comprised of $824.4 million and $373.0 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values.

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

The radio marketplace continued to deteriorate during the first six months of 2009, and the Company expected advertising revenue to continue to decline in comparison to the same periods in the prior year for the remainder of 2009. Radio market revenue estimates for future years had continued to decline at a rate greater than anticipated at December 31, 2008. In May 2009, the Company engaged a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure. As a result of the continued deterioration in the radio marketplace through the second quarter of 2009 and the greater than anticipated decline in overall radio market revenue estimates for future years, as well as fair value indicators resulting from the Company’s evaluation of its capital structure available at that time, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values. The material assumptions utilized in the Company’s interim analysis in the second quarter of 2009 included overall future market revenue growth rates for the residual year of approximately 1.5%, weighted average cost of capital of 12.0% and estimated EBITDA multiples of approximately 5.0 times and 4.5 times for Radio Markets and the Radio Network, respectively.

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

The Company performed its 2009 annual evaluation of FCC licenses and goodwill at its Radio Markets as of October 1, its annual testing date. The material assumptions utilized in the Company’s annual analysis included overall future market revenue growth rates for the residual year of approximately 2.0%, weighted average cost of capital of 11.5% and estimated EBITDA multiples of approximately 6.0 times. The Company also performed its 2009 annual evaluation of goodwill at the Radio Network as of October 1, its annual testing date. Although the Company generally applies the market approach to estimate the fair value of its reporting units, the Company believed the income approach to be more appropriate for purposes of evaluating goodwill at the Radio Network as it incorporated forward-looking data, which was critical in the evaluation of the Radio Network due to significant changes to the operations of this segment in 2009 and the expected impact for 2010 and forward. In conjunction with the evaluation of goodwill at the Radio Network at the date of the annual impairment test, the Company utilized a weighted average cost of capital of 13.0%.

Based on the results of the Company’s 2009 annual impairment evaluation, the fair values of the Company’s FCC licenses more likely than not exceeded their carrying values and therefore, no impairment of these assets had occurred as of the date of the annual test. Additionally, the Company concluded that the fair values of its reporting units more likely than not exceeded their related carrying values, and goodwill had not been impaired as of the annual testing date.

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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenue

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Net revenue:
Local	$478.3	$559.1	$(80.8)
National	245.3	304.0	(58.7)

Net revenue	$723.6	$863.1	$(139.5)

Net revenue for the year ended December 31, 2009 decreased by approximately $139.5 million from approximately $863.1 million during the year ended December 31, 2008 to approximately $723.6 million. This decline was due to lower revenue of $84.7 million from our Radio Markets and $58.0 million from the Radio Network. The revenue decline at the Radio Markets was primarily caused by decreases in local advertising revenue primarily attributable to an industry-wide decline in radio advertising. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets. Among the larger metropolitan markets, our stations in Chicago, IL, New York, NY, and Dallas, TX significantly outperformed their markets, while revenues in our San Francisco stations declined more than the overall market. On average, our stations in medium to small metropolitan markets generally performed at a level consistent with that of the markets in which they operate.

The Radio Network revenue decreased $58.0 million, due primarily to an industry-wide decline in radio advertising and the Radio Network’s loss of the Sean Hannity and Paul Harvey syndicated programs.

Cost of Revenue

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$306.6	$353.0	$(46.4)

Cost of revenue decreased approximately $46.4 million to $306.6 million for the year ended December 31, 2009 as compared to $353.0 million for the year ended December 31, 2008. This decrease is primarily attributable to reductions in programming costs at both the Radio Markets and the Radio Network, including costs associated with the Sean Hannity and Paul Harvey syndicated programs, as well as reductions in compensation at the Radio Markets and compensation paid to station affiliates by the Radio Network.

Selling, General and Administrative

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$203.9	$227.5	$(23.6)

Selling, general and administrative expenses for the year ended December 31, 2009 decreased approximately $23.6 million to $203.9 million from $227.5 million for the year ended December 31, 2008. This decrease was primarily attributed to reductions in compensation at the Radio Markets and decreases in selling-related costs at both the Radio Markets and the Radio Network due to lower revenue, as well as decreases in overall general and administrative costs at the Radio Markets.

Corporate General and Administrative Expenses

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$26.3	$32.0	$(5.7)

Corporate general and administrative expenses decreased $5.7 million, from $32.0 million during the year ended December 31, 2008 to $26.3 million for the year ended December 31, 2009. The decrease in corporate general and administrative expenses is primarily the result of decreases in professional fees and travel-related costs, as well as a $1.5 million decrease in non-cash stock-based compensation expense.

Asset Impairment and Disposal Charges

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Asset impairment and disposal charges	$985.7	$1,208.2	$(222.5)

During 2008, the Company performed an interim impairment analysis as of June 30, 2008 due to the overall deterioration in the radio marketplace, the decline in operating results of the ABC Radio Business and the Company’s other radio stations, as well as a continued decline in the Company’s stock price. The Company performed its annual impairment test as of October 1, 2008. However, prior to the completion of the annual impairment analysis, certain critical events occurred in the United States during the fourth quarter of 2008, including the failure of certain financial institutions and other businesses, which had a material adverse effect on the economy overall and significantly impacted the Company’s operations in particular. This downturn in the United States economy resulted in an overall reduction in the level of business activity in the radio industry and decreased spending by radio advertisers, which led to a decline in radio broadcasting revenue and a further deterioration in the Company’s stock price, which fell 77.5% from October 1, 2008 to December 31, 2008. The Company considered this severe economic downturn to represent a separate triggering event occurring subsequent to October 1, 2008 that required an interim impairment analysis updated through December 31, 2008. Although the Company did not complete its annual test at October 1, the Company did determine there was no improvement in the fair values of FCC licenses or goodwill from its October 1 annual testing date to the interim testing date as of December 31, 2008. As a result of these evaluations during the year ended December 31, 2008, the Company recognized non-cash impairment charges of $1,197.4 million, which were comprised of $824.4 million and $373.0 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values.

The radio marketplace continued to deteriorate during the first six months of 2009, and the Company expected advertising revenue to continue to decline in comparison to the same periods in the prior year for the remainder of 2009. Radio market revenue estimates for future years had continued to decline at a rate greater than anticipated at December 31, 2008. In May 2009, the Company engaged a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure. As a result of the continued deterioration in the radio marketplace through the second quarter of 2009 and the greater than anticipated decline in overall radio market revenue estimates for future years, as well as fair value indicators resulting from the Company’s evaluation of its capital structure available at that time, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values.

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

The Company performed its 2009 annual evaluation of FCC licenses at its Radio Markets and goodwill at the Radio Markets and Radio Network as of October 1, its annual testing date. Based on the results of the Company’s 2009 annual impairment evaluation, the fair values of the Company’s FCC licenses more likely than not exceed their carrying values and therefore, no impairment of these assets has occurred as of the date of the annual test. Additionally, the Company concluded that the fair values of its reporting units more likely than not exceed their related carrying values, and goodwill has not been impaired as of the annual testing date.

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

Depreciation and Amortization

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$15.4	$18.0	$(2.6)
Amortization	20.2	27.3	(7.1)

Total depreciation and amortization	$35.6	$45.3	$(9.7)

Depreciation and amortization expense was $35.6 million during the year ended December 31, 2009, compared to $45.3 million for the year ended December 31, 2008. The decrease in depreciation and amortization expense is primarily attributable to $3.5 million of additional amortization expense recorded in the June 30, 2008 quarter as a result of the Company’s final allocation of the purchase price for the ABC Radio Business in addition to lower amortization expense as a result of the asset impairment charge for definite-lived intangible assets recognized in the second quarter of 2009.

Non-Cash Charge Related to Contractual Obligations

In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. As such, the Company recognized the estimated payments to the previous national representation firm of approximately $21.4 million as a non-cash charge related to contract obligations in the year ended December 31, 2008, and the total up-front payment amount related to this contract of approximately $26.4 million, which includes an additional up-front payment received by the Company in connection with entering into the new contract, represents a deferred obligation and is included in liabilities subject to compromise and other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019, as a reduction to national commission expense, which is included in cost of revenue. The previous remaining unamortized charge of approximately $11.7 million as of the inception of this new contract is continuing to be amortized over the original term of the contract to which the payment relates.

Other, Net

For the year ended December 31, 2009, other, net of approximately $6.8 million includes $9.0 million of restructuring costs for financial advisory services and legal expenditures, offset by a contract adjustment related to the acquisition of the ABC Radio Business in 2007 of approximately $2.4 million. For the year ended December 31, 2008, other, net resulted in a credit of approximately $1.7 million primarily due to a negotiated settlement and the sale of certain assets.

Operating Loss

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Operating loss	$(842.3)	$(1,024.0)	$181.7

Operating loss for the year ended December 31, 2009 was $842.3 million as compared to $1,024.0 million for the corresponding 2008 period. The years ended December 31, 2009 and 2008 reflected asset impairment charges of approximately $985.7 million and $1,208.2 million, respectively. Excluding the non-cash asset impairment charges and amounts related to contractual obligations of $21.4 million recorded in the year ended December 31, 2008, the operating income for the years ended December 31, 2009 and 2008 would have been

$143.4 million and $205.6 million, respectively. The decrease in this adjusted income of approximately $62.2 million is primarily the result of the decrease in revenue of $139.5 million partially offset by lower operating expenses of approximately $77.2 million.

Reorganization Costs

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Reorganization costs	$4.6	$—	$4.6

Reorganization costs due to bankruptcy for the year ended December 31, 2009 were $4.6 million. This amount represents primarily approximately $4.1 million for the write-off of deferred financing costs and $0.6 million in professional fees. There were no similar costs during the year ended December 31, 2008.

Interest Expense, Net

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Interest expense, net	$190.2	$211.8	$(21.6)

Net interest expense decreased to $190.2 million for the year ended December 31, 2009 from $211.8 million for the year ended December 31, 2008, a decrease of $21.6 million. Included in net interest expense for the year ended December 31, 2009 is $64.9 million of expense for facility fees incurred pursuant to the fourth amendment to the Senior Credit and Term Facility entered into in March 2009 (the “Fourth Amendment”), as further described in the “Senior Debt” section below. As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans incurred a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incurred a rate of 4.25% per annum. On each interest payment date, this additional interest increased the principal amount of the related debt and were to be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. The Company had incurred $64.9 million of total facility fee through December 19, 2009, and this liability was converted to a component of senior debt as of that date.

Pursuant to the terms of the Senior Credit and Term Facility and convertible subordinated notes and the resulting classification as current liabilities beginning with the quarter ended March 31, 2009, the Company had been amortizing the remaining amount of debt issuance costs, as well as the remaining amount of debt discount related to the convertible subordinated notes, as of March 31, 2009 over the 9.5 month period through January 15, 2010. However, the Company ceased amortization of these assets as of December 19, 2009 since subsequent to the Company’s voluntary petitions for reorganization, interest expense is only recognized to the extent it will be paid. During the years ended December 31, 2009 and 2008, the amortization of debt issuance costs related to the Senior Credit and Term Facility was $41.1 million and $5.1 million, respectively. The Company wrote off the remaining balance of deferred financing costs since the amount of the allowed claim for the Company’s senior debt was known as of December 31, 2009. The write off of $4.0 million is classified as a reorganization expense for the year ended December 31, 2009. For the years ended December 31, 2009 and 2008, the amortization of the debt issuance costs on the convertible subordinated notes was $0.3 million and $0.6 million, respectively, and for debt discount was $0.6 million and $0.9 million, respectively. The Company wrote off the remaining balance of deferred financing costs and debt discount associated with the convertible subordinated notes since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009. The write off of $0.1 million is classified as a reorganization expense for the year ended December 31, 2009.

The Company’s interest rate swap was initially designated to hedge specific cash flow variability associated with certain interest payments. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated, and hedge accounting was discontinued. Changes in the fair value of the interest rate swap liability were recognized as a component of interest expense, which amounted to a gain of $9.6 million during the year ended December 31, 2009 and expense of $82.4 million during the year ended December 31, 2008.

At the time that the Company modified the terms of the convertible subordinated notes discussed further at Note 11 to the consolidated financial statements, the underlying terms contained contingent interest rate features that were required to be accounted for as a derivative. The estimated value of the contingent interest rate derivative was recorded as a liability as of the date of the modification of the convertible subordinated notes, and at each subsequent reporting date, the Company measured the estimated fair value of the derivative instrument, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings as an adjustment to interest expense. During the years ended December 31, 2009 and 2008, we recognized gains of $1.8 million and $3.3 million, respectively.

Excluding the facility fees incurred pursuant to the Fourth Amendment, the amortization of debt issuance costs and debt discount, and the changes in the estimated fair values of the interest rate swap agreement and derivative liabilities, net interest expense was $95.2 million for the year ended December 31, 2009 as compared to $128.7 million for the year ended December 31, 2008, a decrease of $33.5 million. This remaining decrease in interest expense was primarily the result of lower interest rates under the Company’s Senior Credit and Term Facility and a decrease in the aggregate average principal balance of the Company’s long-term debt.

As a result of the Company’s voluntary petitions for reorganization, all of the Company’s senior debt obligations were accelerated, and the outstanding balances were aggregated. As of the Petition Date, the Company had $2,075.6 million outstanding under its Senior Credit and Term Facility, including $64.9 million of total facility fee incurred through December 19, 2009. In addition, the liability of $72.8 million outstanding under the interest rate swap agreement was converted to a component of senior debt as of that date. The total modified amount of interest-bearing senior debt as of the Petition Date of $2,148.4 million began incurring interest at the non-default rate previously applicable to the Tranche B Term Loans under the Senior Credit and Term Facility, which is due in monthly payments. In December 2009, the $4.0 million that had been remitted to a cash collateral account as of September 30, 2009 for the benefit of the Company’s Lenders pursuant to a covenant under the Senior Credit and Term Facility was applied as a reduction to the outstanding balance of the Company’s senior debt. This payment reduced the year end balance to $2,144.4 million. During the first quarter of 2010, we expect interest incurred and paid related to our senior debt to be lower than in the 2009 first quarter due primarily to the conversion of the interest rate swap agreement to senior debt and reduced overall interest rates.

Through March 31, 2009, we repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes. Although we had been repurchasing the convertible subordinated notes, under the terms of the Fourth Amendment, we are now prohibited from doing so, except in very limited circumstances. Partially offsetting the decrease in the balance was an increase in the interest rate. The annual interest rate on the majority of our convertible subordinated notes outstanding as of January 1, 2009 was changed to 8.0% compared to 4.0% during the 2008 period.

Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount

The terms of the Senior Credit and Term Facility were amended three times in 2008, which, among other things, permitted the Company to make voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts, subject to certain conditions and maximums. During the year ended December 31, 2008, the Company paid down $72.8 million and $187.5 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for payments of approximately $200.0 million. The Company recognized a gain of approximately $58.4 million, net of transaction fees, in the year ended December 31, 2008 resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

The Company incurred approximately $0.6 million in costs paid to third parties in connection with the Fourth Amendment, and these amounts were expensed primarily during the first quarter of 2009. The Company also wrote off $0.2 million in debt issuance costs in connection with the modification of the Senior Credit and Term Facility under this fourth amendment. During the year ended December 31, 2008, the Company wrote off approximately $3.5 million of debt issuance costs relating to the prepayments and $0.6 million related to the modification of the revolving credit facility under the third amendment to the Senior Credit and Term Facility.

During 2008 we reached a settlement with respect to litigation involving our convertible subordinated notes whereby we repurchased $55.0 million of such notes that were tendered and not withdrawn. The remaining convertible subordinated notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). During the years ended December 31, 2009 and 2008, we repurchased an aggregate amount of $0.7 million and $281.0 million, respectively, in principal amount of primarily our Amended Notes, including the $55.0 million related to the initial exchange offer, and recognized gains of $0.4 million and $56.3 million, respectively, net of transaction fees.

In connection with the repurchase of a portion of the convertible subordinated notes, we also wrote off $2.3 million of debt issuance costs that had been capitalized related to the convertible subordinated notes and $5.0 million of debt discount during the year ended December 31, 2008.

Income Tax Benefit

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Income tax benefit	$(254.1)	$(162.7)	$(91.4)

For the year ended December 31, 2009, the Company recognized an income tax benefit of $254.1 million based on a loss before income taxes of $1,037.5 million. Excluding the valuation allowance charge of $83.2 million and asset impairment charge of $985.7 million and the tax benefit associated with this charge of approximately $327.2 million, which was adversely impacted by the impairment of non-deductible goodwill, loss before income taxes would have been $51.8 million and tax benefit would have been approximately $10.1 million, resulting in an effective tax rate of 19.5%. This effective rate differs from the federal tax rate of 35% as the result of a $2.6 million non-cash write-down of the Company’s deferred tax asset related to stock compensation as discussed below, state tax expense net of federal benefit, non-deductible restructuring costs, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2009, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, time-vesting restricted shares vested during the year ended December 31, 2009, and the Company recognized a $2.6 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock-based awards.

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

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised. As of December 31, 2009, the Company had $6.3 million in deferred tax assets related to such equity awards. The underlying fair value of equity awards since the date of grant have declined in value and the Company does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized. Beginning with the year ended December 31, 2009, any changes to the Company’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of the acquisition date of the associated business combination. Such changes will typically be recognized as an adjustment to income tax expense. Of the Company’s $12.2 million liability for unrecognized tax benefits as of December 31, 2009, $5.6 million relates to tax positions from prior acquisitions.

Net Loss

Net loss decreased to $783.4 million, or $(2.97) per basic share for the year ended December 31, 2009 compared to a net loss of $969.8 million, or $(3.69) per basic share, for the year ended December 31, 2008 as a result of the factors described above.

Diluted net loss per share is computed in the same manner as basic net loss per share after assuming issuance of common stock for all potentially dilutive equivalent shares. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for each of the years ended December 31, 2009 and 2008. Potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes, along with the related interest expense impact, net of tax, into 1.9 million and 8.0 million shares of common stock of the Company for the years ended December 31, 2009 and 2008, respectively, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive.

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

The Company has valued its obligation to settle dividends in cash upon conversion of its convertible subordinated notes. Additionally, as a result of the modifications to the terms of the convertible subordinated notes discussed further at Note 11 to the consolidated financial statements, the convertible subordinated notes contain contingent interest rate features that are required to be accounted for as a derivative. At each reporting date, the Company measures the estimated fair value of these instruments, and any increase or decrease in the estimated fair value of the derivative liabilities is recognized immediately in earnings as an adjustment to interest expense. During the year ended December 31, 2008 and 2007, we recognized gains due to the change in the estimated fair value of the derivative financial liabilities of approximately $3.3 million and approximately $2.5 million, respectively. Changes in the estimated value of the derivative liabilities could impact interest expense in future periods. In addition, see the discussion below under the heading “Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount” for future impacts on interest expense for the Company.

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

The Senior Credit and Term Facility was modified a third time on November 25, 2008. The Company wrote off $0.6 million in debt issuance costs related to the modification of the revolving credit facility.

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

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised. As of December 31, 2008, the Company had $7.3 million in deferred tax assets related to such equity awards. The underlying fair value of equity awards since the date of grant have declined in value and the Company does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the compensation cost previously recognized in the financial statements to the amount that is realized.

In December 2007, the FASB issued new guidance that establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. Additionally, any subsequent changes to the entity’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of the acquisition date of the associated business combination. Such changes will typically be recognized as an adjustment to income tax expense. Of the Company’s $11.0 million liability for unrecognized tax benefits as of December 31, 2008, $5.6 million relates to tax positions from prior acquisitions.

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

Segment Results of Operations

The Company presents segment operating income (“SOI”), which is a non-GAAP measure, as a primary measure of profit and loss for its operating segments. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, stock-based compensation, corporate general and administrative expenses, non-cash charge related to contract obligations, asset impairment and disposal charges and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of SOI to the Company’s consolidated results of operations is presented at Note 20 within Item 8. “Financial Statements and Supplementary Data.”

The following tables present the Company’s revenue, SOI, asset impairment and disposal charges, non-cash charge related to contractual obligations, local marketing agreement fees, stock-based compensation expense and depreciation and amortization by segment for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
	(Amounts in millions)
Net revenue:
Radio Markets	$604.1	$688.8	$615.1
Radio Network	123.8	181.8	109.1

Segment revenue	$727.9	$870.6	$724.2

Intersegment revenue:
Radio Markets	$(4.3)	$(7.5)	$(4.4)
Radio Network	—	—	—

Total intersegment revenue	$(4.3)	$(7.5)	$(4.4)

Net revenue	$723.6	$863.1	$719.8

SOI:
Radio Markets	$214.9	$261.4	$257.1
Radio Network	3.6	28.5	19.7
Non-cash amounts related to contractual obligations	—	(21.4)	—
Corporate general and administrative	(26.3)	(32.0)	(44.6)
Local marketing agreement fees	(1.0)	(1.3)	(1.3)
Asset impairment and disposal charges	(985.7)	(1,208.2)	(845.0)
ABC Radio—unallocated asset impairment	—	—	(767.4)
Stock-based compensation expense	(5.4)	(7.4)	(7.4)
Depreciation and amortization	(35.6)	(45.3)	(30.7)
Other, net	(6.8)	1.7	3.8

Total operating income (loss)	$(842.3)	$(1,024.0)	$(1,415.8)

Asset impairment and disposal charges
Radio Markets	$912.6	$1,188.3	$845.0
Radio Network	73.1	19.9	—
ABC Radio—unallocated asset impairment	—	—	767.4

Total asset impairment and disposal charges	$985.7	$1,208.2	$1,612.4

Non-cash amounts related to contractual obligations
Radio Markets	$—	$21.4	$—
Radio Network	—	—	—

Total non-cash amounts related to contractual obligations	$—	$21.4	$—

Local marketing agreement fees
Radio Markets	$1.0	$1.3	$1.3
Radio Network	—	—	—

Total local marketing agreement fees	$1.0	$1.3	$1.3

Segment stock-based compensation expense:
Radio Markets	$4.1	$5.2	$5.7
Radio Network	1.3	2.2	1.7

Total segment stock-based compensation expense	$5.4	$7.4	$7.4

Segment depreciation and amortization:
Radio Markets	$22.4	$25.8	$24.5
Radio Network	13.2	19.5	6.2

Total segment depreciation and amortization	$35.6	$45.3	$30.7

Radio Markets

	Years Ended December 31,
	2009	2008	2007
	(Amounts in millions)
Radio Markets
Net revenue	$604.1	$688.8	$615.1

SOI	$214.9	$261.4	$257.1
Asset impairment and disposal charges	(912.6)	(1,188.3)	(845.0)
Non-cash amounts related to contractual obligations	—	(21.4)	—
Local marketing agreement fees	(1.0)	(1.3)	(1.3)
Stock-based compensation expense	(4.1)	(5.2)	(5.7)
Depreciation and amortization	(22.4)	(25.8)	(24.5)

Operating loss—Radio Markets	$(725.2)	$(980.6)	$(619.4)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Radio Markets revenue decreased $84.7 million, or 12.3%, to $604.1 million for the year ended December 31, 2009 from $688.8 million for the year ended December 31, 2008. The decrease in revenue is driven mostly by lower local advertising revenue, which is primarily attributable to an industry-wide decline in radio advertising. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets. Among the larger metropolitan markets, our stations in Chicago, IL, New York, NY and Dallas, TX significantly outperformed their markets, while revenues in our San Francisco stations declined more than the overall market. On average, our stations in medium to small metropolitan markets generally performed at a level consistent with that of the markets in which they operate.

SOI was $214.9 million for the year ended December 31, 2009 as compared to $261.4 million for the year ended December 31, 2008. The decrease in SOI for the year ended December 31, 2009 was primarily the result of the decrease in net revenue, partially offset by decreases in selling costs due to the decline in revenue and reductions in programming, general and administrative costs and advertising and promotion.

For additional information regarding asset impairment and disposal charges and non-cash amounts related to contractual obligations, see Item 8. “Financial Statements and Supplementary Data,” Notes 5 and 9.

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

For additional information regarding asset impairment and disposal charges and non-cash amounts related to contractual obligations, see Item 8. “Financial Statements and Supplementary Data,” Notes 5 and 9.

Radio Network

	Years Ended December 31,
	2009	2008	2007
	(Amounts in millions)
Radio Network
Net revenue	$123.8	$181.8	$109.1

SOI	$3.6	$28.5	$19.7
Asset impairment and disposal charges	(73.1)	(19.9)	—
Stock-based compensation expense	(1.3)	(2.2)	(1.7)
Depreciation and amortization	(13.2)	(19.5)	(6.2)

Operating (loss) income—Radio Network	$(84.0)	$(13.1)	$11.8

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Radio Network net revenue decreased $58.0 million, or 31.9%, to $123.8 million for the year ended December 31, 2009, from $181.8 million for the year ended December 31, 2008. The revenue decrease is primarily attributable to an industry-wide decline in radio advertising, the loss of the Sean Hannity syndicated program and the elimination of the Paul Harvey program upon the death of Mr. Harvey in March of 2009. The loss of the Sean Hannity and Paul Harvey syndicated programs accounted for approximately $33.2 million of the revenue decline in the year ended December 31, 2009 as compared to the same period in 2008 at the Radio Network.

Radio Network SOI was $3.6 million for the year ended December 31, 2009 as compared to SOI of $28.5 million for the year ended December 31, 2008. The decrease in SOI for the year ended December 31, 2009 was primarily the result of the decrease in net revenue, partially offset by decreases in programming costs, as well as compensation paid to affiliates and selling-related expenses due to the decline in revenue. The loss of the Sean Hannity and Paul Harvey syndicated programs accounted for approximately $9.9 million of the SOI decline in the year ended December of 2009 as compared to the same period in 2008 at the Radio Network.

For additional information regarding asset impairment and disposal charges, see Item 8. “Financial Statements and Supplementary Data,” Note 5.

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

For additional information regarding asset impairment and disposal charges, see Item 8. “Financial Statements and Supplementary Data,” Note 5.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and cash provided by the operations of our Radio Markets and our Radio Network.

On December 20, 2009, the Company and certain of its subsidiaries filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code. See additional information under Current Bankruptcy Proceedings within Item 1 “Business” and related discussion at the “Senior Debt” and “Subordinated Debt and Convertible Subordinated Notes” sections below.

Operating Activities

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Net cash provided by operating activities	$65.7	$130.9	$(65.2)

Net cash provided by operating activities was $65.7 million for the year ended December 31, 2009 as compared to $130.9 million for the year ended December 31, 2008. The decrease of approximately $65.2 million is a result of a decrease in revenues and changes in operating assets and liabilities, partially offset by a decrease in operating expenses and a reduction of $36.3 million in cash paid for interest.

Investing Activities

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Net cash used in investing activities	$(10.1)	$(9.8)	$(0.3)

Net cash used in investing activities for the year ended December 31, 2009 of $10.1 million consists primarily of capital expenditures of $7.8 million and an increase of $2.5 million of restricted cash. Cash used in investing activities of $9.8 million in the prior year consists primarily of capital expenditures and amounts paid for FCC license upgrades, partially offset by proceeds from the sale of assets.

Financing Activities

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Net cash used in financing activities	$(16.7)	$(302.7)	$286.0

Net cash used in financing activities was $16.7 million for the year ended December 31, 2009, compared to $302.7 million during the year ended December 31, 2008. Cash used in financing activities for the year ended December 31, 2009 included $11.5 million in payments for debt issuance costs associated with the Fourth Amendment to our Senior Credit and Term Facility and a $4.0 million payment that was applied as a reduction to the outstanding balance of the Senior Credit and Term Facility subsequent to the Petition Date (see additional discussion at the “Senior Debt” section below). Cash used in financing activities for the year ended December 31, 2008 included $426.6 million related to the early extinguishment of debt, including associated fees, comprised of prepayments of the Company’s Senior Credit and Term Facility of $201.9 million and repurchases of Amended Notes of $224.7 million, and payment of debt issuance costs of $10.8 million, partially offset by $136.0 million in borrowings under the Company’s revolving portion of the Senior Credit and Term Facility.

We acquired approximately 0.6 million shares and 1.0 million shares of common stock for approximately $0.1 million and $1.3 million during the years ended December 31, 2009 and 2008, respectively, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes and capital expenditures. Our capital expenditures totaled $7.8 million during the year ended December 31, 2009, as compared to $8.9 million during the year ended December 31, 2008. For the year ending December 31, 2010, the Company estimates that capital expenditures necessary for our existing facilities will be approximately $10 million to $12 million. At December 31, 2009, we had cash and cash equivalents of $57.4 million. Based on our anticipated future operations and assuming no material changes to the Company’s Plan filed with the Bankruptcy Court on March 15, 2010, we believe that cash on hand and expected cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures for both maintenance and growth, and scheduled payments of cash interest on our outstanding indebtedness at least through December 31, 2010.

We intend to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest some of our stations, subject to restrictions under the Company’s current Plan and any new restrictions imposed under the proposed New Term Loan. We are currently required to divest certain stations to comply with FCC ownership limits. The Company will continue to evaluate reasonable offers to purchase these stations or other markets that are contemplated for sale; however, given the current economic environment and conditions in the radio industry, there can be no assurance that any minimum level of asset sales will be completed.

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. For the year ended December 31, 2008, the Company incurred restructuring costs of $5.5 million, respectively, for employee severance costs. Total restructuring charges through December 31, 2009 were $6.2 million, of which $5.4 million has been paid. As of December 31, 2009, $0.8 million remains accrued and is classified as a liability subject to compromise. See additional discussion at Item 8. “Financial Statements and Supplementary Data,” Note 8.

Senior Debt

In connection with the Merger in June 2007, the Company entered into the Senior Credit and Term Facility. Our operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

As a result of the Company’s voluntary petitions for reorganization, all of the Company’s senior debt obligations were accelerated, and the outstanding balances were aggregated. As of the Petition Date, the Company had $2,075.6 million outstanding under its Senior Credit and Term Facility, including $64.9 million of total facility fee (see discussion below) incurred through December 19, 2009. In addition, the liability of $72.8 million outstanding under the interest rate swap agreement (see Note 12 within Item 8. “Financial Statements and Supplementary Data”) was converted to a component of senior debt as of that date. The total modified amount of interest-bearing senior debt as of December 20, 2009 of $2,148.4 million began incurring interest at the non-default rate previously applicable to the Tranche B Term Loans under the Senior Credit and Term Facility (see discussion below), which is due in monthly payments. In December 2009, the $4.0 million that had been remitted to a cash collateral account as of September 30, 2009 for the benefit of the Company’s lenders pursuant to a covenant under the Senior Credit and Term Facility was applied as a reduction to the outstanding balance of the Company’s senior debt. This payment reduced the year end balance to $2,144.4 million, which is classified as a liability subject to compromise as of December 31, 2009.

Pursuant to the stated terms of the Senior Credit and Term Facility, principal on the Tranche A Term Loans had been payable in four consecutive quarterly installments of $15.0 million, four quarterly payments of $22.5 million, and three quarterly payments of $112.5 million commencing on September 30, 2010, with final maturity on June 12, 2013. The revolving loans under the Senior Credit and Term Facility had also been due in full on June 12, 2013. Principal on the Tranche B Term Loans had been payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity on June 12, 2014.

Because we stopped recognizing and paying interest on outstanding pre-petition debt obligations except for our senior debt described above, our interest expense for the year ended December 31, 2009 was approximately $1.6 million lower than it would have been absent the voluntary petitions for reorganization. During the first quarter of 2010, we expect interest incurred and paid related to our senior debt to be lower than in the 2009 first quarter due primarily to the conversion of the interest rate swap agreement to senior debt and reduced overall interest rates.

Prior to the Fourth Amendment, at the Company’s election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrued at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranged from 0.00% to 0.50%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranged from 0.75% to 1.50%, depending on the Company’s leverage ratio. As of the effective date of the Fourth Amendment, at the Company’s election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrued at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.50% or (b) the Eurodollar rate plus 1.50%. These interest payments were due monthly.

Prior to the Fourth Amendment, for the outstanding principal for Tranche B Term Loans, the Company could have elected interest to accrue at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranged from 0.50% to 0.75%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranged from 1.50% to 1.75%, depending on the Company’s leverage ratio. As of the effective date of the Fourth Amendment, at the Company’s election, interest on outstanding principal for the Tranche B Term Loans accrued at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.75% or (b) the Eurodollar rate plus 1.75%. These interest payments were due monthly.

As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans incurred a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incurred a rate of 4.25% per annum. On each interest payment date, this additional interest increased the principal amount of the related debt and were to be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. The Company had incurred $64.9 million of total facility fee through December 19, 2009, and this liability was converted to a component of senior debt as of that date.

Below is a table that sets forth the rates and the amounts borrowed under the Company’s Senior Credit and Term Facility as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Tranche A Term Loans	$526,176		$527,156	1.97 to 3.40%
Tranche B Term Loans	1,345,017		1,347,525	2.20 to 3.65%
Revolving Loans	135,747		136,000	3.40%

	2,006,940		2,010,681
Interest Rate Swap	72,628		—
Facility Fee	64,819		—

Total Senior Debt	$2,144,387	1.99%	$2,010,681

Pursuant to the Plan, the Company expects that approximately $2.1 billion of the debt outstanding under the Senior Credit and Term Facility will be converted into the New Term Loan in the principal amount of $762.5 million, with a 5-year term and an interest rate of the Eurodollar rate (at a minimum of 3%) plus 800 basis points. For more information, see Current Bankruptcy Proceedings within Item 1 “Business.”

Subordinated Debt and Convertible Subordinated Notes

On February 18, 2004, the Company sold $330.0 million principal amount of convertible subordinated notes. These convertible subordinated notes (the “Original Notes”) were scheduled to mature in February of 2011 and bore interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. The Original Notes were redeemable prior to maturity under certain circumstances.

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

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes did not differ in any material respect from those of the Original Notes. The Company completed this offer and exchange on June 5, 2008. The Company accepted all Original Notes that were validly tendered and not withdrawn in the exchange offer, and on June 11, 2008, the Company issued $274.5 million aggregate principal amount of Amended Notes.

Per the terms of the Settlement Agreement, the Company had the ability to redeem the Amended Notes in 2008 and 2009. Through December 31, 2009, the Company had repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including the $55.0 million Original Notes related to the initial exchange offer. Of this total, $0.7 million was repurchased during the year ended December 31, 2009.

The chapter 11 filings created an event of default under the convertible subordinated notes, and the entire unpaid balance of principal plus accrued interest and any other additional amounts due under the convertible subordinated notes became immediately due and payable. The ability of the creditors to enforce their rights is stayed as a result of the chapter 11 filings, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. While operating under chapter 11 of the Bankruptcy Code, the Company is prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. The Company ceased accruing interest on all unsecured debt subject to compromise, including the convertible subordinated notes, since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009. The balance of convertible subordinated notes was $48.3 million as of December 31, 2009, including $0.5 million of Original Notes, and is included in liabilities subject to compromise in the accompanying balance sheet. Unpaid interest of $1.3 million is accrued related to the convertible subordinated notes as of December 31, 2009 and is included in liabilities subject to compromise in the accompanying balance sheet.

At the time that the Company issued the Amended Notes, the underlying terms contained contingent interest rate adjustments that could have caused interest to vary in future periods depending on the outstanding balance of Amended Notes. The estimated value of the contingent interest rate derivative was recorded as a liability as of the date of the modification of the convertible subordinated notes, and at each subsequent reporting date, we measured the estimated fair value of the derivative instrument using a discounted cash flow analysis considering various repurchase scenarios, which determined the stated interest rate to be incurred, compared to a minimum base rate of interest of 4.0%. As of December 31, 2009 and 2008, these analyses resulted in a value of zero and $1.8 million, respectively, and the change in fair value for the years ended December 31, 2009 and 2008 represented gains of $1.8 million and $3.3 million, respectively, which are included in the accompanying consolidated statements of operations as a component of interest expense, net.

Recent Accounting Standards

See Item 8. “Financial Statements and Supplementary Data,” Note 1.

Critical Accounting Policies

For a summary of our significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements within Item 8. “Financial Statements and Supplementary Data.”

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period. These estimates are based on the most appropriate information that is available at the time of the estimate. On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions. The following accounting polices require significant management estimates.

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

Allowance for Doubtful Accounts. We must make an estimate of an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments to us for commercials we have broadcast for them. We specifically review historical write-off activity, customer creditworthiness, the economic conditions of the customer’s industry, the potential impact of the Company’s current Plan, and changes in our customer payment terms and conditions when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have been a reliable method to estimate future allowances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required to reduce our accounts receivable to an amount that is expected to be collectible.

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

Intangible Assets. Our intangible assets, consistent with other radio companies, include FCC licenses, goodwill and other intangible assets. We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill. As of December 31, 2009, we had approximately $960.1 million in intangible assets, which represent approximately 68% of our total assets, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Subject to delays in processing by the FCC, historically, all of our licenses have been renewed at the end of their respective eight-year periods. We expect that all licenses will continue to be renewed in the future, although we cannot be assured that all of our licenses will be renewed. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s FCC radio station licenses could have a material adverse effect on the Company’s business, liquidity, financial position, and results of operations.

In assessing the recoverability of these indefinite-lived intangible assets, we must conduct annual impairment testing, as well as interim impairment testing if an event occurs or circumstances change that would indicate that assets may be impaired, and charge to the results of operations an impairment expense in periods in which the recorded carrying amount of these assets is more than their estimated fair value. We believe our estimates of the value of our FCC licenses and goodwill are a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the fair value contains assumptions incorporating numerous variables that are based on past experience and judgments about future performance of our markets.

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

The Company determines the fair value its FCC licenses using an income approach generally referred to as the “Jefferson Pilot Method” or “Greenfield Approach.” This income approach attempts to isolate the income that is attributable to the FCC licenses at the unit of account level. The fair value is calculated by estimating and discounting the cash flows that a typical market participant would assume could be available from similar stations operated as part of a group of commonly owned stations in a similar sized geographic radio market. It is assumed that rather than acquiring such stations or operation as a going concern, the buyer would hypothetically obtain the licenses (at nominal cost) and build the new stations or operation with similar attributes from scratch. The Company believes this direct method of valuation to estimate the fair value of FCC licenses provides the best estimate of the fair value of the FCC licenses. The Company does not utilize a market approach as transactions involving FCC licenses in a specific geographic market do not frequently occur and therefore the information is limited, if available at all. The cost approach is not applicable as FCC licenses are not able to be re-created or duplicated.

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

The Company determines the fair value of goodwill using primarily a market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The Company believes a market approach reflects the best estimate of the fair value of an entire reporting unit as radio markets are generally sold within the industry based on a multiple of EBITDA (earnings before interest, taxes and depreciation and amortization). Therefore, the Company utilizes EBITDA specific to the geographic market and applies a multiple based on recent transactions or a multiple derived from public radio company information to estimate the value of the reporting unit. The Company generally considers the cost approach to be inapplicable as this approach does not capture going concern value of the business (see Item 8. “Financial Statements and Supplementary Data,” Note 5). If the carrying amount of the goodwill is greater than the estimated fair value of the goodwill of the respective reporting unit, the carrying amount of goodwill of that reporting unit is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

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

Income Taxes. Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards and amounts that ultimately will be deductible for tax purposes are temporary differences. As of December 31, 2009, the Company has recognized a deferred tax asset for such equity awards of $6.3 million. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in stockholders’ additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool. As of December 31, 2009, the underlying fair value of equity awards since the date of grant has declined in value and, the Company currently does not have an available additional paid-in capital pool.

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

We adjust our tax liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

Share-Based Compensation. The cost of the Company’s share-based payments to employees, including grants of employee stock options, is recognized in the financial statements based on the fair values of such awards measured at the grant date, or the date of later modification. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award, which is based on the Company’s determination of the appropriate service period underlying the award. We also utilize estimates regarding the evaluation of historical performance compared to the terms of the performance objectives stipulated in stock-based compensation awards that contain performance conditions. The Company also uses assumptions when determining the value of equity awards containing market conditions.

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

Valuation of Derivative Financial Instrument. We had recorded the fair value of the derivative convertible subordinated note instrument due to our obligation to settle dividends in cash upon conversion, if any, of the convertible subordinated notes. This derivative liability had no value as of December 31, 2009 and 2008, and the change in the fair value of such derivative was a gain of $2.5 million during the year ended December 31, 2007. The estimated value of the contingent interest rate derivative related to our Amended Notes was recorded as a liability as of the date of the modification of the convertible subordinated notes in 2008. At each subsequent reporting date, we measured the estimated fair value of the derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability was recognized immediately in earnings. We measured the fair value of the liability using a discounted cash flow analysis considering various repurchase scenarios, which determined the stated interest rate to be incurred, compared to a minimum base rate of interest of 4.0%. Changes in these assumptions can significantly change the estimated fair value of the derivative and results of operations.

Hedging Activities. We are exposed to fluctuations in interest rates, primarily attributable to borrowings under our Senior Credit and Term Facility. We actively monitor these fluctuations and from time to time may enter into derivative instruments to mitigate the variability of interest payments in accordance with our risk management strategy. The accounting for changes in the fair values of such derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transactions occur and are recognized in earnings. If it is determined that a derivative ceases to be a highly effective hedge or if the hedged transaction becomes probable of not occurring, hedge accounting is discontinued and future changes in the fair value of the derivative are recognized as a component of income, consistent with the hedged transaction. Also, if it becomes probable that the hedged transaction will not occur, the amount recorded in accumulated other comprehensive income (loss) is immediately reclassified into net income (loss). The Company’s interest rate swap arrangement had qualified for hedge accounting until the fourth quarter of 2008. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated in the fourth quarter and hedge accounting was discontinued. Accordingly, losses that had been previously deferred were recorded as interest expense. We measured the fair value of the interest rate swap using a discounted cash flow analysis as well as considering the Company’s nonperformance risk. Changes in our assumptions utilized to value the interest rate swap can significantly change the estimated fair value of the swap. The differential paid or received on the interest rate swap agreement was also recognized as an adjustment to interest expense. The liability related to the interest rate swap agreement was converted to a component of senior debt as of the Petition Date, and the interest rate swap arrangement was terminated.

Contractual Obligations and Commercial Commitments

The table below reflects the Company’s estimated contractual obligations and other commercial commitments as of December 31, 2009.

	Payments Due by Period (in millions)
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Senior debt	$2,144.4	$—	$—	$—	$2,144.4
Convertible subordinated notes	48.3	—	—	—	48.3
Variable interest payments	41.2	—	—	—	41.2
Other broadcast programming	40.4	83.6	54.6	5.1	183.7
Sports broadcasting and employment contracts	77.8	62.9	6.8	3.6	151.0
Operating leases	18.2	35.1	38.3	39.4	131.1
Other contractual obligations	9.3	34.8	29.0	0.1	73.2

Total contractual cash obligations (1) (2) (3)	$2,379.6	$216.4	$128.7	$48.2	$2,772.9

1.

The interest amounts expected to be paid on our Senior Credit and Term Facility represent an annual amount and are estimated based on interest rates in effect as of December 31, 2009. As a result of the Company’s voluntary petitions for reorganization, all of the Company’s senior debt obligations were accelerated, and the outstanding balances were aggregated. Upon commencement of the Cases, the Debtors also announced that the Company had reached an accord with over 60% of its senior secured lenders on the terms of a pre-negotiated financial restructuring that will seek to extinguish approximately $1.4 billion of indebtedness. Pursuant to the Plan, the Company expects that approximately $2.1 billion of the debt outstanding under the Senior Credit and Term Facility will be converted into the New Term Loan in the principal amount of $762.5 million, with a 5-year term and an interest rate of the Eurodollar rate (at a minimum of 3%) plus 800 basis points. In addition to other consideration, upon the Company’s emergence from bankruptcy, holders of unsecured claims, including the deficiency claim related to the senior debt and the Company’s convertible subordinated notes, are expected to receive a pro rata share of $36.0 million in cash, and holders of the Company’s senior debt are expected to receive a pro rata share of cash held as of the Effective Date in excess of the sum of $86.0 million and various amounts due pursuant to the reorganization. Due to the uncertainty regarding the timing of the Company’s emergence as a reorganized entity, the table above includes only one year of estimated interest payments on the Senior Credit and Term Facility and does not present any additional cash payments due as of the Effective Date or estimated interest payments that may be due under the New Term Loan.

2.	The Company’s estimated liability for uncertain positions of $2.6 million as of December 31, 2009 is not included in the table above due to the uncertainty regarding the timing of the ultimate settlement of such amounts.
3.	Pursuant to Section 365 of the Bankruptcy Code, the Company may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the chapter 11 cases. The above table excludes amounts for operating leases that the Company has rejected under the Plan. See Note 9 to the financial statements for further detail on liabilities subject to compromise.

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

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our Senior Credit and Term Facility, which bears interest based on variable rates. Therefore, our variable debt of $2,144.4 million outstanding as of December 31, 2009 is subject to fluctuations in the underlying interest rates. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to this debt. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $21.4 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and constant interest rate based on the variable rates in place as of December 31, 2009.

As discussed above under the heading “Subordinated Debt and Convertible Subordinated Notes,” we had recorded the fair value of the derivative financial instruments related to our convertible subordinated notes. At each subsequent reporting date, we measured the estimated fair value of the derivative financial instruments utilizing various assumptions, and any increase or decrease in the estimated fair value of the derivative liabilities was recognized immediately in earnings. Changes in the underlying assumptions can impact the estimated fair value of the derivatives, but as of December 31, 2009, any resulting changes in the assumptions should not have a material impact on the value of the derivatives or the Company’s consolidated financial statements.

We believe our receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which we operate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Citadel Broadcasting Corporation

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Citadel Broadcasting Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, Citadel Broadcasting Corporation and its subsidiaries filed for reorganization under Chapter 11 of the Federal bankruptcy Code on December 20, 2009. The accompanying financial statements do not purport to reflect or provide for the outcome of the bankruptcy proceedings.

As discussed in Note 16 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes (formerly Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Los Angeles, California

March 31, 2010

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$57,441	$18,634
Accounts receivable, net	159,201	170,801
Prepaid expenses and other current assets (including deferred income tax assets of $566 and $1,073 as of December 31, 2009 and 2008, respectively)	21,177	15,754

Total current assets	237,819	205,189

Long-term assets
Property and equipment, net	201,542	208,618
FCC licenses	600,603	1,370,904
Goodwill	321,976	492,799
Customer and affiliate relationships, net	36,284	98,499
Other assets, net	19,765	56,961

Total assets	$1,417,989	$2,432,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable, accrued liabilities and other liabilities	$36,376	$99,048

Total current liabilities not subject to compromise	36,376	99,048
Long-term liabilities
Senior debt	—	2,010,681
Convertible subordinated notes (net of discount of $670)	—	48,360
Other long-term liabilities, less current portion	2,631	147,381
Deferred income tax liabilities	180,422	426,448

Total liabilities not subject to compromise	219,429	2,731,918
Liabilities subject to compromise	2,270,418	—

Total liabilities	2,489,847	2,731,918

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.01 par value—authorized, 200,000,000 shares at December 31, 2009 and 2008; no shares issued or outstanding at December 31, 2009 and 2008	—	—
Common stock, $.01 par value—authorized, 500,000,000 shares at December 31, 2009 and 2008; issued, 294,035,525 and 297,574,072 shares at December 31, 2009 and 2008, respectively; outstanding, 265,623,369 and 269,722,899 shares at December 31, 2009 and 2008, respectively	2,940	2,976
Additional paid-in capital	2,447,084	2,436,525
Treasury stock, at cost, 28,412,156 and 27,851,173 shares at December 31, 2009 and 2008, respectively	(344,371)	(344,297)
Accumulated deficit	(3,177,511)	(2,394,152)

Total stockholders’ deficit	(1,071,858)	(298,948)

Total liabilities and stockholders’ deficit	$1,417,989	$2,432,970

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net revenue	$723,620	$863,121	$719,757

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	306,648	353,014	254,727
Selling, general and administrative	203,871	227,517	195,611
Corporate general and administrative	26,320	32,049	44,642
Local marketing agreement fees	1,027	1,334	1,326
Asset impairment and disposal charges	985,653	1,208,208	1,612,443
Depreciation and amortization	35,599	45,264	30,678
Non-cash amounts related to contractual obligations	—	21,440	—
Other, net	6,841	(1,688)	(3,900)

Operating expenses	1,565,959	1,887,138	2,135,527

Operating loss	(842,339)	(1,024,017)	(1,415,770)

Reorganization costs	4,556	—	—
Interest expense, net	190,175	211,818	100,741
Gain on extinguishment of debt	(428)	(114,736)	—
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	814	11,399	555

Loss before income taxes	(1,037,456)	(1,132,498)	(1,517,066)

Income tax benefit	(254,097)	(162,679)	(231,830)

Net loss	$(783,359)	$(969,819)	$(1,285,236)

Net loss per share—basic and diluted	$(2.97)	$(3.69)	$(6.61)

Dividends declared per share	$—	$—	$0.18

Special distribution declared per share	$—	$—	$2.4631

Weighted average common shares outstanding—basic and diluted	263,989	262,812	194,374

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Common Shares	Amount	Shares	Amount
Balances at January 1, 2007	138,276,712	$1,383	(24,837,653)	$(323,879)	$1,582,858	$(136,054)	$—	$1,124,308
Net loss	—	—	—	—	—	(1,285,236)	—	(1,285,236)
Unrealized loss on derivative and hedging activities, net of tax	—	—	—	—	—	—	(30,369)	(30,369)

Total comprehensive loss								(1,315,605)
Cumulative adjustment for adoption of FIN 48	—	—	—	—	—	(3,043)	—	(3,043)
Stock compensation expense	—	—	—	—	22,740	—	—	22,740
Interest on shareholder notes	—	—	—	—	(17)	—	—	(17)
Issuance of restricted shares and restricted share units, net	742,278	7	—	—	800	—	—	807
Issuance of common shares in connection with Merger, net of costs incurred	151,707,512	1,517	—	—	1,091,934	—	—	1,093,451
Conversion of equity awards in connection with the Merger	—	—	—	—	17,896	—	—	17,896
Repayment of shareholder notes	—	—	—	—	258	—	—	258
Dividends	—	—	—	—	(19,885)	—	—	(19,885)
Special Distribution paid in connection with the Merger	—	—	—	—	(276,597)	—	—	(276,597)
Repurchase of treasury stock	—	—	(2,098,274)	(20,555)	—	—	—	(20,555)
Tax benefit associated with stock-based transactions	—	—	—	—	2,562	—	—	2,562
Reissuance of treasury stock	—	—	100,587	1,392	(473)	—	—	919

Balances at December 31, 2007	290,726,502	$2,907	(26,835,340)	$(343,042)	$2,422,076	$(1,424,333)	$(30,369)	$627,239
Net loss	—	—	—	—	—	(969,819)	—	(969,819)
Unrealized loss on derivative and hedging activities, net of tax	—	—	—	—	—	—	980	980
Reclassification of unrealized loss on derivative and hedging activities	—	—	—	—	—	—	29,389	29,389

Total comprehensive loss								(939,450)
Stock compensation expense	—	—	—	—	13,449	—	—	13,449
Interest on shareholder notes	—	—	—	—	(15)	—	—	(15)
Issuance of restricted shares, net	6,847,570	69	—	—	(68)	—	—	1
Treasury stock associated with stock-based transactions	—	—	(1,015,833)	(1,255)	—	—	—	(1,255)
Dividend adjustment related to stock-based transactions	—	—	—	—	557	—	—	557
Adjustment to the conversion of equity awards in connection with the Merger	—	—	—	—	526	—	—	526

Balances at December 31, 2008	297,574,072	$2,976	(27,851,173)	$(344,297)	$2,436,525	$(2,394,152)	$—	$(298,948)
Net loss	—	—	—	—	—	(783,359)	—	(783,359)
Stock compensation expense	—	—	—	—	10,555	—	—	10,555
Interest on shareholder notes	—	—	—	—	(11)	—	—	(11)
Cancellation of restricted shares, net of issuances	(3,538,547)	(36)	—	—	35	—	—	(1)
Treasury stock associated with stock-based transactions	—	—	(560,983)	(74)	—	—	—	(74)
Dividend adjustment related to stock-based transactions	—	—	—	—	(20)	—	—	(20)

Balances at December 31, 2009	294,035,525	$2,940	(28,412,156)	$(344,371)	$2,447,084	$(3,177,511)	$—	$(1,071,858)

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(783,359)	$(969,819)	$(1,285,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,599	45,264	30,678
Non-cash amounts related to contract obligations	—	21,440	—
Gain on extinguishment of debt	(428)	(114,736)	—
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	160	11,399	555
Asset impairment and disposal charges	985,653	1,208,208	1,612,443
Non-cash debt-related amounts and facility fees	105,141	3,414	2,289
Non-cash reorganization costs	4,087	—	—
Fair value of swap liability	(9,578)	82,355	—
Provision for bad debts	6,231	6,574	3,890
Loss (gain) on sale of assets	271	(625)	(4,085)
Deferred income taxes	(245,517)	(176,168)	(235,343)
Stock-based compensation expense	10,535	14,006	23,349
Changes in operating assets and liabilities:
Accounts receivable	5,586	14,168	1,973
Prepaid expenses and other current assets	(2,502)	(1,199)	(847)
Accounts payable, accrued liabilities and other obligations	(46,226)	(13,429)	22,257

Net cash provided by operating activities	65,653	130,852	171,923

Cash flows from investing activities:
Capital expenditures	(7,761)	(8,920)	(12,345)
FCC license upgrades	—	(2,114)	—
Cash paid to acquire stations	—	(388)	(1,557)
Proceeds from sale of assets	23	1,494	35,124
Restricted cash	(2,460)	—	—
Other assets, net	50	90	300
ABC Radio merger acquisition costs	—	—	(23,110)

Net cash used in investing activities	(10,148)	(9,838)	(1,588)

Cash flows from financing activities:
Payments for early extinguishment of debt, including related fees	(292)	(426,553)	—
Debt issuance costs	(11,477)	(10,836)	(33,600)
Proceeds from senior credit and term facility	—	136,000	2,135,000
Other debt-related expenses	(654)	—	—
Purchase of shares held in treasury	(73)	(1,256)	(21,057)
Principal payments on other long-term obligations	(192)	(56)	(250)
Repayment of ABC Radio indebtedness	—	—	(1,351,855)
Borrowings from senior credit facility	—	—	40,000
Principal payments on senior credit facility	(4,010)	—	(441,000)
Dividends paid to holders of common stock	—	—	(296,821)
Stock issuance costs associated with ABC merger	—	—	(4,436)
Repayment of stockholder notes	—	—	258

Net cash (used in) provided by financing activities	(16,698)	(302,701)	26,239

Net increase (decrease) in cash and cash equivalents	38,807	(181,687)	196,574
Cash and cash equivalents, beginning of period	18,634	200,321	3,747

Cash and cash equivalents, end of period	$57,441	$18,634	$200,321

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

Supplemental schedule of investing activities

Exclusive of the Merger completed during the year ended December 31, 2007, as discussed at Note 3, the Company also completed various radio station acquisitions during the years ended December 31, 2008 and 2007, for $9,650 and $1,557 respectively, which approximates the fair value of assets acquired less liabilities assumed.

	Year Ended December 31,
	2009	2008	2007
Cash Payments:
Interest	$91,190	$127,538	$98,556
Income taxes	1,804	5,665	2,789
Barter Transactions:
Barter revenue—included in net revenue	19,830	19,107	14,195
Barter expenses—included in cost of revenue and selling, general and administrative expense	20,332	18,784	13,767
Other Non-Cash Transactions:
Facility fee converted to senior debt	64,940	—	—
Interest rate swap converted to senior debt	72,628	—	—
Accrual of capital expenditures and FCC license upgrades	1,122	1,579	242
FIN 48 liability	5,460	7,393	692
Issuance of treasury shares for 401(k) plan employer match	—	—	650
Settlement of note receivable for FCC license	—	9,650	—
National representation firm guarantee	—	11,423	—
Change in fair value of interest rate swap liability, net of tax	—	—	30,369
Derivative related to contingent interest rate features	—	5,073	—
Change in fair value of derivative	—	3,304	2,538

See Note 3 for information related to the Merger

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of the Company

Current Bankruptcy Proceedings

On December 20, 2009 (“Petition Date”), Citadel Broadcasting Corporation and certain of its subsidiaries (collectively, the “Debtors” and, together with its other consolidated subsidiaries, the “Company”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (collectively, the “Cases”).

The Debtors are continuing to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Upon commencement of the Cases, the Debtors also announced that the Company had reached an accord with over 60% of its senior secured lenders on the terms of a pre-negotiated financial restructuring that will seek to extinguish approximately $1.4 billion of indebtedness. Specifically, the Company entered into a letter agreement, effective as of December 20, 2009 (the “Plan Support Agreement”), with over 60% of the holders of the Company’s secured debt issued pursuant to the credit agreement dated as of June 12, 2007 (as amended, supplemented or otherwise modified as of the Petition Date, the “Credit Agreement”), among the Company, the several lenders party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders. A form of the Plan Support Agreement is attached hereto as Exhibit 10.29 and is incorporated herein by reference.

On December 21, 2009, the Company announced that the Bankruptcy Court granted all of the Company’s “first day” motions and applications (the “First Day Motion”). Pursuant to the First Day Motion, the Company was granted access to more than $36 million of cash on hand, as well as all cash generated from daily operations, which will be used to continue to satisfy the Company’s obligations without interruption during the course of its restructuring. Also pursuant to the First Day Motion, the Company received Bankruptcy Court authorization to, among other things, pay pre-petition employee wages, salaries, health benefits and other employee obligations during its restructuring, as well as authority to continue to honor its current customer programs. The Company is authorized under the Bankruptcy Code to satisfy post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval.

On February 3, 2010, the Debtors filed with the Bankruptcy Court a proposed joint plan of reorganization and a related disclosure statement pursuant to chapter 11 of the Bankruptcy Code. On March 15, 2010, the Debtors filed with the Bankruptcy Court a first modified joint plan of reorganization (the “Plan”) and the related first modified disclosure statement for Plan (the “Disclosure Statement”) pursuant to chapter 11 of the Bankruptcy Code. Pursuant to the Plan, the Company expects that approximately $2.1 billion of the debt outstanding under the Credit Agreement will be converted into a new term loan (the “New Term Loan”) in the principal amount of $762.5 million, with a 5-year term and an interest rate of the Eurodollar rate (at a minimum of 3%) plus 800 basis points. Holders of senior secured claims are expected to receive a pro rata share of (i) the New Term Loan, (ii) 90% of the new common stock (the “New Common Stock”) in the Company as reorganized (“Reorganized Citadel”) under and pursuant to the Plan on and after Reorganized Citadel’s emergence from bankruptcy (the “Effective Date”), subject to dilution for distributions of New Common Stock under Reorganized Citadel’s equity incentive program, and (iii) cash held as of the Effective Date in excess of the sum of $86.0 million and various amounts due pursuant to the reorganization (as described more fully in the Disclosure Statement). Holders of unsecured claims, including the secured Lenders’ deficiency claim in the stipulated amount of $267.2 million and the Debtors’ convertible subordinated notes, are expected to receive a pro rata share of (i) 10% of the New Common Stock (subject to dilution for distributions of New Common Stock under Reorganized Citadel’s equity incentive program) and (ii) $36.0 million in cash.

On March 15, 2010, the Bankruptcy Court approved the Disclosure Statement and authorized the Company to begin soliciting votes on the Plan. The Company has begun the process of soliciting votes for the Plan from eligible claim holders. The Plan will become effective only if it receives the requisite stakeholder and Federal Communications Commission (“FCC”) approval and is confirmed by the Bankruptcy Court.

Background

In January 2001, the Company was formed by affiliates of Forstmann Little & Co. (“FL&Co.”) and acquired substantially all of the outstanding common stock of our predecessor company in a leveraged buyout transaction. Citadel Broadcasting Company, a Nevada corporation that was the operating subsidiary of our predecessor and is now a wholly-owned subsidiary of the Company, is referred to as “Citadel Broadcasting.”

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

The Company, Merger Sub, TWDC and ABC Radio consummated the (i) separation of the ABC Radio Network business and 22 ABC radio stations (collectively, the “ABC Radio Business”) from TWDC and its subsidiaries, (ii) spin-off of ABC Radio, which holds the ABC Radio Business, whereby TWDC distributed all of the outstanding common stock of ABC Radio pro rata to TWDC’s stockholders through a spin-off (the “Spin-Off”) and (iii) merger of Merger Sub with and into ABC Radio, with ABC Radio surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with those transactions, TWDC or one of its affiliates retained cash from the proceeds of debt incurred by ABC Radio on June 5, 2007 in the amount of $1.35 billion (the “ABC Radio Debt”). Immediately thereafter, the separate corporate existence of Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The Merger became effective on June 12, 2007, at which time each share of ABC Radio common stock was converted into the right to receive one share of the Company’s common stock. As a result, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders.

The Company’s consolidated balance sheets as of December 31, 2009 and 2008 include the acquired assets and assumed liabilities of ABC Radio. The Company’s consolidated statements of operations and of cash flows also include the operating results of the ABC Radio Business subsequent to the closing date of the Merger on June 12, 2007.

Also, on June 12, 2007, to effectuate the Merger, the Company entered into the Credit Agreement to provide debt financing to the Company in connection with the payment of a special distribution on June 12, 2007 immediately prior to the closing of the Merger in the amount of $2.4631 per share to all pre-merger holders of record of Company common stock as of June 8, 2007 (the “Special Distribution”), the refinancing of Citadel Broadcasting’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the Merger. This senior credit and term agreement provided for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013 (“Tranche A Term Loans”), and $1,535 million term loans maturing in June 2014 (“Tranche B Term Loans”) (collectively, the “Senior Credit and Term Facility”). Based on the terms of the Plan, the amount outstanding under the Senior Credit and Term Facility is expected to be converted into the New Term Loan in the principal amount of $762.5 million, with a 5-year term and an interest rate of the Eurodollar rate (at a minimum of 3%) plus 800 basis points.

2. Description of Business and Summary of Significant Accounting Policies

Description of Business

Subsidiaries of the Company own and operate radio stations and hold FCC licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). In addition to owning and operating radio stations, ABC Radio also owns and operates the ABC Radio Network (“Radio Network”), which produces and distributes a variety of radio programming and formats and syndicates across approximately 4,000 station affiliates and 9,000 program affiliations, and is a separate reportable segment.

Financial Reporting Under Chapter 11 of the Bankruptcy Code

Accounting principles generally accepted in the United States of America requires certain additional reporting for financial statements prepared between the Petition Date and the Effective Date, including:

•

Reclassification of pre-petition liabilities that are unsecured, under-secured or where it can not be determined that the liabilities are fully secured to a separate line item in the balance sheet called liabilities subject to compromise;

•	Segregation of reorganization items as a separate line in the statement of operations outside of income from continuing operations; and

•

Upon confirmation by the Bankruptcy Court of the Plan and the Company’s emergence from bankruptcy, if the reorganization value of the Company’s assets immediately before the Effective Date is less than the total of all post-petition liabilities and allowed claims and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of Reorganized Citadel, the Company would need to adopt fresh-start reporting. Under fresh-start reporting, the reorganization value of the entity would be allocated to assets in conformity with relevant accounting guidance, with any portion that cannot be attributed to specific tangible or identified intangible assets of the emerging entity reported as goodwill, and each liability existing at the Effective Date, other than deferred taxes, would be stated at present values of amounts expected to be paid.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In order to conform to ABC Radio’s presentation subsequent to the Merger, barter expenses relating to selling, general and administrative activities were reclassified from cost of revenue to selling, general and administrative in the accompanying consolidated statements of operations in the amount of $5.1 million for the year ended December 31, 2007, and certain expenses relating to employee benefits were reclassified from selling, general and administrative to cost of revenue in the accompanying consolidated statements of operations in the amounts of $1.5 million for the year ended December 31, 2007.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions that could affect the estimated fair values, the analysis of the measurement of deferred tax assets, including recognition of a valuation allowance to reduce the amount of deferred tax asset to the amount that is more likely than not to be realized, the identification and quantification of income tax liabilities due to uncertain tax positions, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when determining the value of certain fully vested stock units, equity awards containing market conditions and when employing the Black-Scholes valuation model to estimate the fair value of stock options and certain derivative financial instruments. For the purchase price allocation for the Merger, the Company made estimates and assumptions relating to the determination of values of the assets acquired and liabilities assumed. The Company also uses estimates for determining the estimated fair value of its interest rate swap, credit risk adjustments and certain derivative financial instruments. These best estimates were based on the information that was available to management at the time of the estimate. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, at the time of purchase, to be cash equivalents.

Restricted Cash

As of December 31, 2009, the Company had $2.5 million of restricted cash, which is included in prepaid expenses and other current assets in the accompanying balance sheet. This amount represents primarily amounts held on deposit as security in case of default by the Debtors under their credit card processing agreement.

Allowance for Doubtful Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated balance sheets consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Receivables	$167,803	$179,414
Allowance for estimated uncollectible accounts	(8,602)	(8,613)

Accounts receivable, net	$159,201	$170,801

Derivative Instruments and Hedging Activities

The Company had valued its obligation to settle dividends in cash upon the conversion of its convertible subordinated notes, if any, as a result of the modifications to the terms of the convertible subordinated notes related to the payment of dividends. Additionally, the convertible subordinated notes, after being tendered and exchanged for new notes with amended terms, contained contingent interest rate features that were accounted for as a derivative. The Company measured the estimated fair value of these derivative financial instruments as of each reporting date, and any increase or decrease in fair value of the derivative liabilities was recognized immediately in earnings as adjustments to interest expense.

The Company is exposed to fluctuations in interest rates, primarily attributable to borrowings under its Senior Credit and Term Facility (see Note 10). The Company actively monitors these fluctuations and from time to time may enter into derivative instruments to mitigate the variability of interest payments in accordance with its risk management strategy. The accounting for changes in the fair values of such derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. If it is determined that a derivative ceases to be a highly effective hedge or if the hedged transaction becomes probable of not occurring, hedge accounting is discontinued and some or all of the amounts recorded in other comprehensive income (loss) is immediately reclassified into net income (loss). The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense (see Note 12 for further discussion).

Acquisitions and Business Combinations

The Company accounts for its business acquisitions under the purchase method of accounting. Prior to the year ended December 31, 2009, the total cost of acquisitions was allocated to the underlying identifiable net assets, based on their respective estimated fair values at the date of acquisition. Goodwill represented the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Beginning with the year ended December 31, 2009, the Company adopted guidance that required a number of changes to the application of the purchase method of accounting, including changes in the way assets and liabilities are recognized in purchase accounting, as well as changes the recognition of assets acquired and liabilities assumed arising from contingencies. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, liabilities may have been established on the Company’s balance sheet in prior periods related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts.

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

The Company determines the fair value its FCC licenses using an income approach generally referred to as the “Jefferson Pilot Method” or “Greenfield Approach.” This income approach attempts to isolate the income that is attributable to the FCC licenses at the unit of account level. The fair value is calculated by estimating and discounting the cash flows that a typical market participant would assume could be available from similar stations operated as part of a group of commonly owned stations in a similar sized geographic radio market. It is assumed that rather than acquiring such stations or operation as a going concern, the buyer would hypothetically obtain the licenses (at nominal cost) and build the new stations or operation with similar attributes from scratch. The Company believes this direct method of valuation to estimate the fair value of FCC licenses provides the best estimate of the fair value of the FCC licenses. The Company does not utilize a market approach as transactions involving FCC licenses in a specific geographic market do not frequently occur and therefore the information is limited, if available at all. The cost approach is not applicable as FCC licenses are not able to be re-created or duplicated.

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

The Company determines the fair value of goodwill using primarily a market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The Company believes a market approach reflects the best estimate of the fair value of an entire reporting unit as radio markets are generally sold within the industry based on a multiple of EBITDA (earnings before interest, taxes and depreciation and amortization). Therefore, the Company utilizes EBITDA specific to the geographic market and applies a multiple based on recent transactions or a multiple derived from public radio company information to estimate the value of the reporting unit. The Company generally considers the cost approach to be inapplicable as this approach does not capture going concern value of the business (see Note 5). If the carrying amount of the goodwill is greater than the estimated fair value of the goodwill of the respective reporting unit, the carrying amount of goodwill of that reporting unit is reduced to its estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

See discussion of the Company’s impairment testing for the years ended December 31, 2009 and 2008 at Note 5.

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

Debt Issuance Costs and Debt Discount

The costs related to the issuance of debt are capitalized as other assets, as appropriate, and amortized to interest expense using the effective interest rate method generally over the term of the related debt. The discounts recorded as reductions to the convertible subordinated notes are also amortized to interest expense generally over the contractual term of the notes. The balances of debt issuance costs and discounts are adjusted to interest expense in relation to the pay down or repurchase of the underlying debt. However, the Company ceased amortization of these assets as of December 19, 2009 since subsequent to the Company’s voluntary petitions for reorganization, interest expense is only recognized to the extent it will be paid. Additionally, The Company wrote off the remaining balance of deferred financing costs and debt discount since the amount of the allowed claim for related debt instruments were known as of December 31, 2009.

Long-Term Incentive Plan

The Company recognizes the cost of all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period under the accelerated recognition method. In addition, unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to options vesting under the accelerated recognition method after January 1, 2006 are recognized in the financial statements over the remaining requisite service period. Therefore, the amount of compensation costs being recognized over the requisite service period includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on their fair values measured at the grant date, (ii) compensation costs of all share-based payments granted subsequent to January 1, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to January 1, 2006 measured as of the date of such modification.

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

The Company adjusts its estimated liability for uncertain positions when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Net Loss Per Share

The Company presents basic and diluted earnings per share in its consolidated statement of operations. Basic net loss per share excludes dilution and is computed for all periods presented by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. For the years ended December 31, 2009, 2008 and 2007, diluted net loss per share is computed in the same manner as basic net loss per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options, (2) the effect of the Company’s convertible subordinated notes, and (3) nonvested shares of common stock in periods of net loss. Antidilutive instruments are not considered in this calculation.

There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the years ended December 31 2009, 2008 and 2007. Potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes into 1.9 million, 8.0 million and 13.1 million shares of common stock of the Company for the years ended December 31, 2009, 2008 and 2007, respectively, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for each of the years ended December 31, 2009 and 2008. The effects of the options outstanding to purchase approximately 0.7 million shares of common stock of the Company and approximately 0.6 million nonvested shares of common stock outstanding were excluded from the calculation of diluted net loss per share for the year ended December 31, 2007 as their effect would have been antidilutive due to the net loss reported.

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

The Radio Network generates substantially all of its revenue from the sale of advertising time accumulated from its affiliate stations. The Radio Network also generates advertising revenue by embedding a defined number of advertising units in its syndicated programs, which it sells to advertisers at premium prices. Revenue at the Radio Network is recognized when the commercials are aired by the affiliate and the Company has no further obligation to the national advertiser. In addition, the Company assesses the creditworthiness of the national advertisers to assess collectibility of its receivables. The Radio Network is also the exclusive sales representative for the ESPN Radio Network content, providing both sales and distribution services. ESPN produces the network’s programming, which includes ESPN SportsCenter, Mike and Mike In The Morning, hosted by Mike Greenberg and former NFL player Mike Golic, as well as national broadcasts of Major League Baseball, the National Basketball Association, and the Bowl Championship Series. The Radio Network provides a sales staff to solicit and negotiate the sale of advertising on behalf of the ESPN Radio Network and to manage the advertising trafficking, billing and collection functions in exchange for a portion of all net sales generated on behalf of the ESPN Radio Network.

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

Business and Credit Concentrations

In the opinion of management, credit risk with respect to receivables is mitigated in part by the large number of customers and the geographic diversification of the Company’s customer base. The Company performs credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. At December 31, 2009, and 2008, no receivable from any customer exceeded 5% of accounts receivable. For the years ended December 31, 2009, 2008 and 2007, no single customer accounted for more than 10% of net broadcasting revenue.

Recent Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance that establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance was adopted on January 1, 2009, but the adoption did not have an impact on the Company’s consolidated financial condition or results of operations.

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

In May 2009, the FASB issued guidance related to the disclosure of subsequent events, which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted the requirements of this guidance as of June 30, 2009.

In June 2009, the FASB issued new guidance regarding the consolidation of variable interest entities to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. The provisions of this guidance will be effective for the Company beginning January 1, 2010. Management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance which provides improvements to disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning in 2010. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective beginning with the first interim period in 2011.

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

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. For the year ended December 31, 2008, the Company incurred restructuring costs of $5.5 million, respectively, for employee severance costs. Total restructuring charges through December 31, 2009 were $6.2 million, of which $5.4 million has been paid. As of December 31, 2009, $0.8 million remains accrued and is classified as a liability subject to compromise. See Note 8.

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

The Company subsequently recognized impairment charges related to intangible assets acquired in connection with the Merger, which are not reflected in the purchase price allocation above (see Note 5).

The following summarized unaudited pro forma results of operations for the year ended December 31, 2007 assume that the Merger and any related purchase accounting adjustments, as well as any material station dispositions occurred as of the beginning of the period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger and station dispositions occurred as of January 1, 2007.

Year Ended December 31, 2007
(in thousands, except per share amounts)
Net revenue	$949,562
Net loss	(1,291,542)
Basic net loss per common share	$(4.93)
Diluted net loss per common share	$(4.93)

4. Property and Equipment

Property and equipment consisted of the following at December 31:

	2009	2008	Estimated Useful Life
	(in thousands)
Land	$119,682	$116,571
Buildings and improvements	53,443	54,578	3 to 25 years
Transmitters, towers and studio equipment	126,045	122,724	5 to 10 years
Office furniture, equipment and vehicles	30,166	28,958	2 to 12 years
Construction in progress	4,848	3,381

	334,184	326,212
Less accumulated depreciation and amortization	(132,642)	(117,594)

	$201,542	$208,618

Depreciation expense was $15.4 million, $18.0 million and $15.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

5. Intangible Assets

Indefinite-Lived Intangible Assets and Goodwill

FCC licenses and goodwill represent a substantial portion of the Company’s total assets. The fair value of FCC licenses and goodwill is primarily dependent on the future cash flows of the Radio Markets and Radio Network and other assumptions, including, but not limited to, forecasted revenue growth rates, market share, profit margins and a risk-adjusted discount rate.

During 2008, the Company performed an interim impairment analysis as of June 30, 2008 due to the overall deterioration in the radio marketplace, the decline in operating results of the ABC Radio Business and the Company’s other radio stations, as well as a continued decline in the Company’s stock price. The Company performed its annual impairment test as of October 1, 2008. However, prior to the completion of the annual impairment analysis, certain critical events occurred in the United States during the fourth quarter of 2008, including the failure of certain financial institutions and other businesses, which had a material adverse effect on the economy overall and significantly impacted the Company’s operations in particular. This downturn in the United States economy resulted in an overall reduction in the level of business activity in the radio industry and decreased spending by radio advertisers, which led to a decline in radio broadcasting revenue and a further deterioration in the Company’s stock price, which fell 77.5% from October 1, 2008 to December 31, 2008. The Company considered this severe economic downturn to represent a separate triggering event occurring subsequent to October 1, 2008 that required an interim impairment analysis updated through December 31, 2008. Although the Company did not complete its annual test at October 1, the Company did determine there was no improvement in the fair values of FCC licenses or goodwill from its October 1 annual testing date to the interim testing date as of December 31, 2008. As a result of these evaluations during the year ended December 31, 2008, the Company recognized non-cash impairment charges of $1,197.4 million, which were comprised of $824.4 million and $373.0 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values.

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

The radio marketplace continued to deteriorate during the first six months of 2009, and the Company expected advertising revenue to continue to decline in comparison to the same periods in the prior year for the remainder of 2009. Radio market revenue estimates for future years had continued to decline at a rate greater than anticipated at December 31, 2008. In May 2009, the Company engaged a financial advisor to assist in the evaluation of the Company’s financial options, including a possible refinancing and restructuring of its capital structure. As a result of the continued deterioration in the radio marketplace through the second quarter of 2009 and the greater than anticipated decline in overall radio market revenue estimates for future years, as well as fair value indicators resulting from the Company’s evaluation of its capital structure available at that time, the Company conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values. The material assumptions utilized in the Company’s interim analysis in the second quarter of 2009 included overall future market revenue growth rates for the residual year of approximately 1.5%, weighted average cost of capital of 12.0% and estimated EBITDA multiples of approximately 5.0 times and 4.5 times for Radio Markets and the Radio Network, respectively.

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

The Company performed its 2009 annual evaluation of FCC licenses and goodwill at its Radio Markets as of October 1, its annual testing date. The material assumptions utilized in the Company’s annual analysis included overall future market revenue growth rates for the residual year of approximately 2.0%, weighted average cost of capital of 11.5% and estimated EBITDA multiples of approximately 6.0 times. The Company also performed its 2009 annual evaluation of goodwill at the Radio Network as of October 1, its annual testing date. Although the Company generally applies the market approach to estimate the fair value of its reporting units, the Company believed the income approach to be more appropriate for purposes of evaluating goodwill at the Radio Network as it incorporated forward-looking data, which was critical in the evaluation of the Radio Network due to significant changes to the operations of this segment in 2009 and the expected impact for 2010 and forward. In conjunction with the evaluation of goodwill at the Radio Network at the date of the annual impairment test, the Company utilized a weighted average cost of capital of 13.0%.

Based on the results of the Company’s 2009 annual impairment evaluation, the fair values of the Company’s FCC licenses more likely than not exceeded their carrying values and therefore, no impairment of these assets had occurred as of the date of the annual test. Additionally, the Company concluded that the fair values of its reporting units more likely than not exceeded their related carrying values, and goodwill had not been impaired as of the annual testing date.

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

The changes in the carrying amounts of FCC licenses for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
Balance as of January 1:	$1,370,904	$2,192,422
Asset impairment and disposal charges	(770,301)	(835,191)
Acquisitions	—	9,445
Dispositions	—	(522)
FCC license signal upgrades	—	4,750

Balance as of December 31:	$600,603	$1,370,904

The changes in the gross amounts of Goodwill and the accumulated asset impairment and disposal charges for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
Balance as of January 1:
Goodwill	$1,975,197	$2,058,301
Accumulated asset impairment and disposal charges	(1,482,398)	(1,109,381)

Goodwill net of impairment at January 1	492,799	948,920

Goodwill adjustment during the year	—	(83,104)
Asset impairment and disposal charges	(170,823)	(373,017)

Balance as of December 31:
Goodwill	1,975,197	1,975,197
Accumulated asset impairment and disposal charges	(1,653,221)	(1,482,398)

Goodwill net of impairment at December 31	$321,976	$492,799

Definite-Lived Intangible Assets

In connection with the Merger, the Company allocated $82.5 million to customer relationships and $57.9 million to affiliate relationships that are being amortized in relation to the economic benefits of such assets over total estimated useful lives of approximately five to seven years (see Note 3). In connection with the Company’s interim impairment test during the second quarter of 2009, the Company assessed the carrying value of these definite-lived intangible assets at the Radio Network. This assessment resulted in a non-cash impairment charge of $17.2 million to customer relationships and $25.4 million to affiliate relationships to reduce the carrying value of the definite-lived intangibles to their estimated fair values.

Approximately $19.6 million and $26.7 million of amortization expense was recognized on these intangible assets during the years ended December 31, 2009 and 2008, respectively. The amortization expense for the year ended December 31, 2008 includes approximately $3.5 million representing the additional cumulative amortization for the period from the date of the Merger through June 12, 2008 relating to the increased balance of such intangible assets determined in connection with the finalization of the purchase price allocation.

Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated balance sheets. The amount of amortization expense for definite-lived intangible assets, excluding the assets discussed above, was $0.6 million for each of the years ended December 31, 2009 and 2008. These other definite-lived intangible assets consisted of the following at December 31:

	2009	2008
	(in thousands)
Other intangible assets, gross	$7,362	$7,346
Less accumulated amortization	(6,168)	(5,575)

Other intangible assets, net	$1,194	$1,771

The Company estimates the following amount of amortization expense over the next five years related to the total definite-lived intangible assets:

Amortization Expense
(in thousands)
2010	$12,401
2011	10,457
2012	7,234
2013	4,255
2014	2,744

$37,091

6. Acquisitions and Dispositions

Completed Acquisition

As discussed at Note 1, the Company completed the Merger on June 12, 2007. See Note 3 for additional information, including supplemental pro forma information, as it relates to the Merger.

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

7. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable, accrued liabilities and other liabilities not subject to compromise at December 31 consisted of the following:

	2009	2008
	(in thousands)
Accounts payable	$3,627	$13,672
Accrual for revenue sharing	3,159	18,264
Working capital adjustment	—	15,985
Accrued compensation and related costs	10,634	13,711
Accrual for network programming	2,997	5,819
Accrued interest	6,979	7,042
Other accrued liabilities	8,980	24,058
Current maturities of long-term liabilities	—	497

	$36,376	$99,048

Certain December 31, 2008 amounts above, including the working capital liability, have corresponding balances as of December 31, 2009 that are classified as liabilities subject to compromise. See Note 8 below.

8. Liabilities Subject to Compromise

As discussed in Note 1, beginning on the Petition Date, the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying consolidated balance sheets, the caption “Liabilities subject to compromise” reflects the carrying value of prepetition claims that are expected to be restructured pursuant to the Plan. Since December 20, 2009, as permitted under the Bankruptcy Code, the Company has rejected certain of its pre-petition contracts and is calculating its estimated liability to the unsecured creditors. In addition to a payment expected to be made to the holders of the Company’s senior debt representing the amount of cash held as of the Effective Date in excess of the sum of $86.0 million and various amounts due pursuant to the reorganization, holders of unsecured claims, including the secured Lenders’ deficiency claim in the stipulated amount of $267.2 million and the Debtors’ convertible subordinated notes, are expected to receive a pro rata share of $36.0 million in cash (in addition to a pro rata share of 10% of the New Common Stock). See additional discussion at Note 1. Liabilities subject to compromise at December 31, 2009 consisted of the following:

December 31, 2009
Accounts payable	$4,846
Accrued liabilities and other liabilities	13,231
Working capital adjustment	10,927
Accrued interest	1,657

Accounts payable, accrued and other liabilities	30,661
Senior debt	2,144,387
Convertible subordinated notes	48,310
Other long-term liabilities, less current portion	47,060

$2,270,418

The Company has a number of executory contracts that have been rejected for which the amount of the allowed claim can not be estimated; as a result, adjustments for those items have not been recorded in the financial statement as a reorganization expense. At the time that the claims can be estimated, a gain or expense will be recorded. The Company may also reject additional executory contracts in future periods, which may result in the recognition of gains or expenses included in reorganization expense.

Determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves the Plan. The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

9. Other Long-Term Liabilities

In the third quarter of 2004, the Company reached a settlement with its previous national representation firm and entered into a long-term agreement with a new representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with the previous representation firm and entered into a new long-term contract with the Company. In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. As such, the Company recognized the estimated payments to the previous national representation firm of approximately $21.4 million as a non-cash charge related to contract obligations in the year ended December 31, 2008. The total up-front payment amount related to this contract of approximately $26.4 million, which includes an additional up-front payment received by the Company in connection with entering into the new contract, represents a deferred obligation and is included in liabilities subject to compromise and other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019, and a previous remaining unamortized charge of approximately $11.7 million as of the inception of this new contract is continuing to be amortized over the original term of the contract to which the payment relates.

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

As part of its finalization of the purchase price allocation for the Merger in the second quarter of 2008, the Company recorded a $13.5 million liability to reflect an acquired programming contract at its estimated fair market value. The balance of the unfavorable contract liability was amortized as an adjustment to revenue over the remaining life of the contract, which expired in December 2009.

10. Senior Debt

In connection with the Merger, as discussed at Note 1, the Company entered into the Senior Credit and Term Facility, which is guaranteed by the Company’s operating subsidiaries.

On June 12, 2007, the Company borrowed $600 million under the Tranche A Term Loans and $1,535 million under the Tranche B Term Loans and used the proceeds to repay in full the outstanding balance and accrued interest of approximately $402 million under Citadel Broadcasting’s senior credit agreement entered into in August 2004 and the ABC Radio Debt plus accrued interest of approximately $1,352 million. In addition, the Company used borrowings under the Senior Credit and Term Facility to fund the Special Distribution of approximately $276.5 million paid to the Company’s pre-merger stockholders, as further discussed at Note 13, and the remaining proceeds were used to fund merger-related costs or retained by the Company for working capital purposes. The Company wrote off $0.6 million of the $2.0 million in remaining debt issuance costs during the quarter ended June 30, 2007 in connection with the modification of debt. The remaining costs are being amortized over the respective terms of the related components of the Senior Credit and Term Facility.

The terms of the Senior Credit and Term Facility were amended three times in 2008, which, among other things, permitted the Company to make voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts, subject to certain conditions and maximums. During the year ended December 31, 2008, the Company paid down $72.8 million and $187.5 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for payments of approximately $200.0 million. The Company recognized a gain of approximately $58.4 million, net of transaction fees, in the year ended December 31, 2008 resulting from the early extinguishment of a portion of its Senior Credit and Term Facility.

The Company incurred approximately $0.6 million in costs paid to third parties in connection with the fourth amendment to the Senior Credit and Term Facility entered into on March 26, 2009 (the “Fourth Amendment”), and these amounts were expensed primarily during the first quarter of 2009. The Company also wrote off $0.2 million in debt issuance costs in connection with the modification of the Senior Credit and Term Facility under this fourth amendment. During the year ended December 31, 2008, the Company wrote off approximately $3.5 million of debt issuance costs relating to the prepayments and $0.6 million related to the modification of the revolving credit facility under the third amendment to the Senior Credit and Term Facility. Pursuant to the terms of the Senior Credit and Term Facility and the resulting classification as a current liability beginning with the quarter ended March 31, 2009, the Company had been amortizing the remaining amount of debt issuance costs over the 9.5 month period through January 15, 2010. However, the Company ceased amortization of these assets as of December 19, 2009 since subsequent to the Company’s voluntary petitions for reorganization, interest expense is only recognized to the extent it will be paid. During the years ended December 31, 2009 and 2008, the amortization of these debt issuance costs was $41.1 million and $5.1 million, respectively. The Company wrote off the remaining balance of deferred financing costs since the amount of the allowed claim for the Company’s senior debt was known as of December 31, 2009. The write off of $4.0 million is included in reorganization expense in the accompanying consolidated income statement for the year ended December 31, 2009 (see Note 15).

As a result of the Company’s voluntary petitions for reorganization, all of the Company’s senior debt obligations were accelerated, and the outstanding balances were aggregated. As of December 20, 2009, the Company had $2,075.6 million outstanding under its Senior Credit and Term Facility, including $64.9 million of total facility fee incurred through December 19, 2009. In addition, the liability of $72.8 million outstanding under the interest rate swap agreement (see Note 12) was converted to a component of senior debt as of that date. The total modified amount of interest-bearing senior debt as of December 20, 2009 of $2,148.4 million began incurring interest at the non-default rate previously applicable to the Tranche B Term Loans under the Senior Credit and Term Facility (see discussion below), which is due in monthly payments. In December 2009, the $4.0 million that had been remitted to a cash collateral account as of September 30, 2009 for the benefit of the Company’s lenders pursuant to a covenant under the Senior Credit and Term Facility was applied as a reduction to the outstanding balance of the Company’s senior debt. This payment reduced the year end balance to $2,144.4 million, which is included in liabilities subject to compromise in the accompanying December 31, 2009 balance sheet.

Pursuant to the stated terms of the Senior Credit and Term Facility, principal on the Tranche A Term Loans had been payable in four consecutive quarterly installments of $15.0 million, four quarterly payments of $22.5 million, and three quarterly payments of $112.5 million commencing on September 30, 2010, with final maturity on June 12, 2013. The revolving loans under the Senior Credit and Term Facility had also been due in full on June 12, 2013. Principal on the Tranche B Term Loans had been payable in 15 consecutive quarterly installments of approximately $3.8 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity on June 12, 2014.

Because the Company stopped recognizing and paying interest on outstanding pre-petition debt obligations except for its senior debt described above, the Company’s interest expense for the year ended December 31, 2009 was approximately $1.6 million lower than it would have been absent the voluntary petitions for reorganization. During the first quarter of 2010, the Company expects interest incurred and paid related to its senior debt to be lower than in the 2009 first quarter due primarily to the conversion of the interest rate swap agreement to senior debt and reduced overall interest rates.

Prior to the Fourth Amendment, at the Company’s election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrued at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranged from 0.00% to 0.50%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranged from 0.75% to 1.50%, depending on the Company’s leverage ratio. As of the effective date of the Fourth Amendment, at the Company’s election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrued at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.50% or (b) the Eurodollar rate plus 1.50%. These interest payments were due monthly.

Prior to the Fourth Amendment, for the outstanding principal for Tranche B Term Loans, the Company could have elected interest to accrue at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranged from 0.50% to 0.75%, depending on the Company’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranged from 1.50% to 1.75%, depending on the Company’s leverage ratio. As of the effective date of the Fourth Amendment, at the Company’s election, interest on outstanding principal for the Tranche B Term Loans accrued at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.75% or (b) the Eurodollar rate plus 1.75%. These interest payments were due monthly.

As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans incurred a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incurred a rate of 4.25% per annum. On each interest payment date, this additional interest increased the principal amount of the related debt and were to be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. The Company had incurred $64.9 million of total facility fee through December 19, 2009, and this liability was converted to a component of senior debt as of that date.

Below is a table that sets forth the rates and the amounts borrowed under the Company’s Senior Credit and Term Facility as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
Type of Borrowing	Amount of Borrowing	Interest Rate	Amount of Borrowing	Interest Rate
	(in thousands)		(in thousands)
Tranche A Term Loans	$526,176		$527,156	1.97 to 3.40%
Tranche B Term Loans	1,345,017		1,347,525	2.20 to 3.65%
Revolving Loans	135,747		136,000	3.40%

	2,006,940		2,010,681
Interest Rate Swap	72,628		—
Facility Fee	64,819		—

Total Senior Debt	$2,144,387	1.99%	$2,010,681

Pursuant to the Plan, the Company expects that the debt outstanding under the Senior Credit and Term Facility will be converted into the New Term Loan in the principal amount of $762.5 million, with a 5-year term and an interest rate of the Eurodollar rate plus 800 basis points (and a LIBOR floor of 3%).

11. Subordinated Debt and Convertible Subordinated Notes

On February 18, 2004, the Company sold $330.0 million principal amount of convertible subordinated notes. These convertible subordinated notes (the “Original Notes”) were scheduled to mature in February of 2011 and bore interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. The Original Notes were redeemable prior to maturity under certain circumstances.

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

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes did not differ in any material respect from those of the Original Notes. The Company completed this offer and exchange on June 5, 2008. The Company accepted all Original Notes that were validly tendered and not withdrawn in the exchange offer, and on June 11, 2008, the Company issued $274.5 million aggregate principal amount of Amended Notes pursuant to an indenture, dated as of June 11, 2008. The Amended Notes were scheduled to mature on February 15, 2011 unless earlier redeemed at the Company’s option under limited circumstances, converted into common stock at the option of any registered holder of the Amended Notes (each, a “Holder”) or repurchased by the Company at the option of the Holder under limited circumstances. The Amended Notes bore interest at a rate of 4.0% and 8.0% per annum during the years ended December 31, 2008 and 2009, respectively.

Per the terms of the Settlement Agreement, the Company had the ability to redeem the Amended Notes in 2008 and 2009. Through December 31, 2009, the Company had repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including the $55.0 million Original Notes related to the initial exchange offer. Of this total, $0.7 million was repurchased during the year ended December 31, 2009. These repurchases resulted in gains of $0.4 million and $56.3 million, net of transaction fees, during the years ended December 31, 2009 and 2008, respectively.

The chapter 11 filings created an event of default under the convertible subordinated notes, and the entire unpaid balance of principal plus accrued interest and any other additional amounts due under the convertible subordinated notes became immediately due and payable. The ability of the creditors to enforce their rights is stayed as a result of the chapter 11 filings, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. While operating under chapter 11 of the Bankruptcy Code, the Company is prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. The Company ceased accruing interest on all unsecured debt subject to compromise, including the convertible subordinated notes, since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009. The balance of convertible subordinated notes was $48.3 million as of December 31, 2009, including $0.5 million of Original Notes and $1.3 million of accrued interest, and is included in liabilities subject to compromise in the accompanying balance sheet. Unpaid interest of $1.3 million is accrued related to the convertible subordinated notes as of December 31, 2009 and is included in liabilities subject to compromise in the accompanying balance sheet.

At the time that the Company issued the Amended Notes, the underlying terms contained contingent interest rate adjustments that could have caused interest to vary in future periods depending on the outstanding balance of Amended Notes. The estimated value of the contingent interest rate derivative was recorded as a liability as of the date of the modification of the convertible subordinated notes, and at each subsequent reporting date, the Company measured the estimated fair value of the derivative instrument using a discounted cash flow analysis considering various repurchase scenarios, which determined the stated interest rate to be incurred, compared to a minimum base rate of interest of 4.0%. As of December 31, 2009 and 2008, these analyses resulted in a value of zero and $1.8 million, respectively, and the change in fair value for the years ended December 31, 2009 and 2008 represented gains of $1.8 million and $3.3 million, respectively, which are included in the accompanying consolidated statements of operations as a component of interest expense, net.

In connection with the repurchase of a portion of the convertible subordinated notes, the Company wrote off $2.3 million of debt issuance costs that had been capitalized related to the convertible subordinated notes and $5.0 million of debt discount during the year ended December 31, 2008.

The debt issuance costs and discount amounts corresponding to the convertible subordinated notes had been amortized over the remaining contractual term of the Amended Notes, which was accelerated pursuant to the terms of the convertible subordinated notes and the resulting classification as a current liability beginning with the quarter ended March 31, 2009. However, the Company ceased amortization of these assets as of December 19, 2009 since subsequent to the Company’s voluntary petitions for reorganization, interest expense is only recognized to the extent it will be paid. For the years ended December 31, 2009 and 2008, the amortization of these debt issuance costs was $0.3 million and $0.6 million, respectively, and for debt discount was $0.6 million and $0.9 million, respectively. The Company wrote off the remaining balance of deferred financing costs and debt discount since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009. The write off of $0.1 million is included in reorganization expense in the accompanying consolidated income statement for the year ended December 31, 2009 (see Note 15).

12. Interest Rate Swap

In June 2007, the Company entered into an interest rate swap agreement. The agreement was an amortizing swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which the Company paid a fixed rate of 5.394% and received a variable rate from the counterparty based on a three-month London Inter-Bank Offered Rate (“LIBOR”), for which measurement and settlement was performed quarterly. This agreement was used to manage the Company’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates, and the Company had originally designated the swap as a cash flow hedge in accordance with derivative and hedging related guidance.

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates as compared to the Company’s fixed rate applied to the hedged amount through the term of the agreement less adjustments for credit risk. As long as the hedge was deemed to be highly effective and it was probable that the forecasted transactions would occur, changes in the fair value of the interest rate swap that were effective were recorded in accumulated other comprehensive loss within total stockholders’ equity on the accompanying consolidated balance sheets. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated in the fourth quarter and hedge accounting was discontinued. Beginning with the fourth quarter of 2008, changes in the fair value of the interest rate swap liability directly impacted the Company’s interest expense.

As part of the fair value determination of the Company’s interest rate swap, the Company evaluated its default risk and credit spread compared to the swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Company’s nonperformance risk. As of December 31, 2008, the fair value of the swap was estimated to be a liability of $82.4 million and was classified as noncurrent in other long-term liabilities. As a result of the Company’s voluntary petitions for reorganization, all of the Company’s senior debt obligations were accelerated and the outstanding balances were aggregated (see Note 10). As of December 20, 2009, and after remitting all interest due pursuant to the interest rate swap agreement through December 19, 2009, the liability under the interest rate swap agreement of $72.8 million was converted to a component of senior debt as of that date. Subsequent to the voluntary petitions for reorganization, the Company’s senior debt incurs interest on the revised aggregate outstanding balance, which is included in liabilities subject to compromise in the accompanying December 31, 2009 balance sheet, and the Company only recognizes interest expense to the extent that is will be paid. The change in the fair value of the interest rate swap liability during the year ended December 31, 2009 was a net gain of $9.6 million, and was recognized as a component of interest expense, net.

13. Stockholders’ Equity

As discussed in Note 1, the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. Pursuant to the Plan and Disclosure Statement filed on March 15, 2010, all equity interests in the Company are expected to be cancelled or extinguished on the Effective Date. In addition to other consideration, holders of the Company’s senior debt are expected to receive a pro rata share of 90% of the new Common Stock in Reorganized Citadel, and holders of unsecured claims, including the deficiency claim related to the senior debt and the Company’s convertible subordinated notes, are expected to receive a pro rata share of the remaining 10% of the New Common Stock, both subject to dilution for distributions of New Common Stock under Reorganized Citadel’s equity incentive program.

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

As further discussed at Note 1, the Company issued 151,707,512 shares of its common stock to TWDC’s stockholders in connection with the Merger. As of December 31, 2009, net of shares held in treasury, the Company had 265,623,369 shares of common stock outstanding.

Stock Repurchase Plan

On June 29, 2004 and November 3, 2004, the Company’s board of directors authorized the Company to repurchase up to $100.0 million and $300.0 million, respectively, of shares of its outstanding common stock. As of December 31, 2009, the Company had repurchased approximately 26.2 million shares of common stock for an aggregate amount of approximately $337.6 million under these repurchase programs. In addition, the Company has acquired approximately 0.6 million and 1.0 million shares of common stock for approximately $0.1 million and $1.3 million during the years ended December 31, 2009 and 2008, respectively, primarily through transactions related to the vesting of previously awarded nonvested shares of common stock or common stock units. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory withholding tax required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs discussed above. However, as a result of limitations under the Company’s Senior Credit and Term Facility, the Company may only repurchase additional shares under very limited circumstances.

Dividends

Beginning in October 2005, the Company’s board of directors declared a quarterly dividend to holders of common stock of the Company. There were no dividends declared or paid during each of the years ended December 31, 2009 and 2008. During the year ended December 31, 2007, the Company paid dividends of $20.4 million, or $0.18 per share.

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

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards and amounts that ultimately will be deductible for tax purposes are temporary differences. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool. The Company is required to assess whether there is an available additional paid-in capital pool when the restrictions lapse or stock options are exercised or expire. As of December 31, 2009, the underlying fair value of equity awards since the date of grant has declined in value, and the Company does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company would be required to immediately recognize a non-cash write down of the corresponding deferred tax asset. However, this deferred tax asset has been completely reserved as part of the Company’s valuation allowance.

Long-Term Incentive Plans

The Plan contemplates the implementation of the Equity Incentive Program, which is expected to be included with the Plan Supplement and provide for New Common Stock of not less than 7.5% and no more than 10% (on a fully diluted basis) to be reserved for issuance as options. To the extent that New Common Stock is issued pursuant to the Equity Incentive Program, the value of New Common Stock distributed to creditors pursuant to the Plan will be diluted.

Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan

Nonvested shares of the Company’s common stock are generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The nonvested shares granted generally vest ratably over a three-year period commencing one year after the date of grant. No nonvested shares were granted during the year ended December 31, 2009.

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

In addition, the compensation committee of the Company’s board of directors approved a grant on June 4, 2008 to the Company’s chief executive officer and a director of the Company for 2,000,000 and 10,000 of nonvested time-vesting shares of the Company’s common stock, respectively, and a grant on June 27, 2008 to employees and certain of the Company’s officers of 2,156,500 nonvested time-vesting shares of the Company’s common stock. All nonvested time-vesting shares granted will vest in three equal annual installments beginning one year from the respective grant dates. On June 27, 2008, the compensation committee of the Company’s board of directors also granted to a certain executive officer of the Company 125,000 nonvested performance-vesting shares, which are subject to the Company’s attainment of certain revenue-related performance objectives and continued employment, and vest in three equal annual installments beginning one year from the grant date.

The compensation committee of the Company’s board of directors approved a grant on March 22, 2007 to employees and certain of the Company’s officers of 491,500 nonvested time-vesting shares of the Company’s common stock. All nonvested time-vesting shares granted will vest in three equal annual installments beginning one year from the grant date. On March 22, 2007, the compensation committee of the Company’s board of directors also granted to a certain executive officer of the Company 100,000 nonvested performance-vesting shares, which are subject to the Company’s attainment of certain revenue-related performance objectives and continued employment, and vest in three equal annual installments beginning one year from the grant date.

Effective April 1, 2009, the Company’s chief executive officer voluntarily cancelled both (i) the 2,000,000 shares of restricted stock with both performance-based and time-based vesting conditions and (ii) the 2,000,000 shares of restricted stock with solely time-based vesting conditions. Accordingly, the remaining unrecognized compensation expense of $3.6 million as of that date was recognized by the Company in the second quarter of 2009. The Company’s chief operating officer voluntarily cancelled 41,667 shares of performance-based restricted stock that were scheduled to vest on June 27, 2009. All compensation expense related to these cancelled shares had been previously recognized by the Company.

Stock options are generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment or service as a director or independent contractor. No options were granted during the years ended December 31, 2009 or 2008. For the year ended December 31, 2007, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of approximately 5%, dividend yield of approximately 3%, expected life of approximately six years, and volatility of approximately 27%.

Total stock-based compensation expense for the year ended December 31, 2009 was $10.5 million on a pre-tax basis. No tax benefit was recognized with respect to this expense since there is a valuation allowance against the Company’s deferred tax asset as of December 31, 2009. Total stock-based compensation expense was $14.0 million, on a pre-tax basis, for the year ended December 31, 2008. The associated tax expense for the year ended December 31, 2008 was $5.2 million. The expense for the year ended December 31, 2008 includes an $8.5 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards. Total stock-based compensation expense was $23.3 million on a pre-tax basis, for the year ended December 31, 2007. The associated tax benefit for the year ended December 31, 2007 was $1.8 million. The expense for the year ended December 31, 2007 includes a $3.1 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards.

As of December 31, 2009, unrecognized pre-tax stock-based compensation expense was approximately $3.5 million and is expected to be recognized over a weighted average period of less than one year.

As of December 31, 2009, the total number of shares of common stock that remain authorized, reserved, and available for issuance under all plans was approximately 18.4 million, not including shares underlying outstanding grants.

The following table summarizes stock option activity for the Company for the year ended December 31, 2009:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding at January 1, 2009	11,452	$8.67
Granted	—	—
Exercised	—	—
Forfeited	(380)	5.64
Cancelled or modified	(2,754)	6.60

Outstanding at December 31, 2009	8,318	$9.49	3.3	$—

Vested or expected to vest at December 31, 2009	8,111	$9.63	3.3	$—

Exercisable at December 31, 2009	7,124	$10.15	3.3	$—

The weighted average grant-date fair value of options granted and assumed during the year ended December 31, 2007 was $1.19 per share. No options were granted during the years ended December 31, 2009 and 2008 and no options were exercised during the years ended December 31, 2009, 2008 and 2007.

Activity related to shares of nonvested stock is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Nonvested awards at January 1, 2009	6,620	$2.07
Granted	—	—
Awards vested	(866)	3.66
Forfeited	(354)	1.43
Cancelled	(4,042)	1.71

Nonvested awards at December 31, 2009	1,358	$2.27

Shares of Nonvested Common Stock Units
Nonvested awards at January 1, 2009	1,770	$5.90
Granted	—	—
Awards vested	(858)	5.90
Forfeited	(330)	5.90

Nonvested awards at December 31, 2009	582	$5.90

The total fair value of awards of nonvested shares of common stock or common stock units that vested during the years ended December 31, 2009, 2008 and 2007 was $8.2 million, $20.4 million and $19.5 million, respectively.

15. Reorganization Costs

Reorganization costs incurred as a result of the chapter 11 proceedings are presented separately in the accompanying statements of operations for the year ended December 31, 2009 and were as follows (in thousands):

2009
Professional fees	$469
Write-off of deferred financing costs	4,087

$4,556

Expenses related to the evaluation of financial and strategic alternatives, including financial advisory services and legal expenditures, associated with the Company’s prepetition reorganization efforts, including preparing for the bankruptcy filing, amounted to approximately $9.0 million and is included in Other, net in the accompanying consolidated statement of operations.

16. Income Taxes

The components of the income tax benefit for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(in thousands)
Current tax (benefit) expense:
Federal	$(9,372)	$9,066	$487
State	792	4,423	3,025

	(8,580)	13,489	3,512
Deferred tax benefit:
Federal	(220,226)	(162,900)	(214,240)
State	(25,291)	(13,268)	(21,102)

	(245,517)	(176,168)	(235,342)

Total income tax benefit	$(254,097)	$(162,679)	$(231,830)

Reconciliations of the income tax benefit to the tax benefit calculated by applying the federal statutory rate of 35% for the years ended December 31, 2009, 2008 and 2007 to the loss before income taxes are as follows:

	2009	2008	2007
	(in thousands)
Federal statutory rate applied to the loss from continuing operations before income taxes	$(363,110)	$(396,374)	$(530,973)
State tax benefit, net of federal tax	(34,564)	(30,723)	(24,887)
Non-deductible compensation	2,212	1,783	4,391
Restructuring costs	3,335	—	—
Other permanent differences	773	2,338	702
Change in federal and state valuation allowance	83,156	131,888	—
Non-deductible goodwill	51,895	119,249	312,058
State rate change	224	(1,369)	3,175
Excess book stock compensation	2,609	8,483	3,059
Other	(627)	2,046	645

	$(254,097)	$(162,679)	$(231,830)

For the year ended December 31, 2009, the Company recognized an income tax benefit of $254.1 million based on a loss before income taxes of $1,037.5 million. Excluding the valuation allowance charge of $83.2 million and asset impairment charge of $985.7 million and the tax benefit associated with this charge of approximately $327.2 million, which was adversely impacted by the impairment of non-deductible goodwill, loss before income taxes would have been $51.8 million and tax benefit would have been $10.1 million, resulting in an effective tax rate of 19.5%. This effective rate differs from the federal tax rate of 35% as the result of a $2.6 million non-cash write-down of the Company’s deferred tax asset related to stock compensation as discussed below, state tax expense net of federal benefit, non-deductible restructuring costs, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2009, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, time-vesting restricted shares vested during the year ended December 31, 2009, and the Company recognized a $2.6 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock-based awards.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance at December 31 are as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$3,234	$3,350
Net operating loss carryforwards	28,933	1,598
Accrued liabilities and other obligations not currently deductible	17,041	15,531
Compensation related to stock-based awards	6,252	7,269
Hedging transaction	27,047	30,743
Property and equipment (1)	792	795
Intangible assets (1)	131,450	91,384
Other	13,193	19,901

Total deferred tax assets	227,942	170,571
Valuation allowance	(214,610)	(131,887)

Net deferred tax assets	13,332	38,684

Deferred tax liabilities:
Property and equipment (1)	(42,957)	(44,029)
Intangible assets (1)	(150,170)	(419,693)
Other	(62)	(337)

Total deferred tax liabilities	(193,189)	(464,059)

Net deferred tax liabilities	$(179,857)	$(425,375)

(1)	In order to provide additional information with respect to deferred tax assets that are subject to valuation, property and equipment and intangible deferred tax assets and liabilities are presented separately.

At December 31, 2009, the Company has approximately $91.3 million of net operating loss carryforwards for federal income tax purposes, $67.6 million, net of unrecognized tax benefits. The federal net operating loss carryforwards expire as follows:

Year of Expiration	Net Operating Loss Carryforward
(in millions)
December 31, 2025	$5.5
December 31, 2029	85.8

Total federal loss carryforwards	$91.3

For state income tax purposes, the Company has approximately $109.8 million in net operating loss carryforwards, $88.6 million, net of unrecognized tax benefits. These net operating loss carryforwards expire in 2013 through 2029. The determination of the state net operating loss carryforwards is dependent upon the federal net operating loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of the state net operating loss carryforwards. Utilization of such federal and state net operating losses is subject to certain limitations under federal and state income tax laws.

In 2008, due to significant decline in revenues, uncertainty in economic conditions and the difficulty in predicting future taxable income the Company concluded that it was not more likely than not to recognize certain deferred tax assets. As such, the Company recorded a valuation allowance against deferred tax assets. In 2009, the Company maintains its position that is not more likely than not to recognize certain deferred tax assets. On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will not be realized. In the event the Company determines at a future time that it could realize its deferred tax assets in excess of the net amount recorded, the Company will reduce its deferred tax asset valuation allowance and decrease income tax expense in the period when the Company makes such determination.

At December 31, 2009, the Company has an alternative minimum tax (“AMT”) credit carryforward of approximately $2.1 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations.

In July 2006, the FASB issued guidance that clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of this guidance and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this new guidance effective January 1, 2007.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2009 and 2008:

	2009	2008
	(in thousands)
Unrecognized tax benefit—opening balance	$10,961	$10,258
Gross increases—tax positions in prior periods	1,111	574
Gross decreases—tax positions in prior periods	—	(25)
Gross increases—tax positions in current period	145	154

Unrecognized tax benefit—ending balance	$12,217	$10,961

The entire balance of unrecognized tax benefits at December 31, 2009 and 2008, if recognized, would affect the effective tax rate. No additional significant increases or decreases in unrecognized tax benefit are expected within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued $0.2 million and $0.1 million of interest during 2009 and 2008, respectively. In total, the Company has recognized a liability for interest related to uncertain tax benefits of $0.3 million and $0.1 million as of December 31, 2009 and 2008, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has a number of federal and state income tax years still open for examination as a result of the net operating loss carryforwards. Accordingly, the Company is subject to examination for both U.S. federal and certain state tax return purposes for the years 1993 to present.

17. Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2007	$2,457	$8,551	$(2,944)	$8,064
Year ended December 31, 2008	8,064	6,574	(6,025)	8,613
Year ended December 31, 2009	8,613	6,231	(6,242)	8,602

Included in additions for the year ended December 31, 2007 is $4.6 million related to the accounts receivable acquired in connection with the Merger.

18. Fair Value of Financial Instruments

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

The following table presents the changes in Level 3 instruments measured on a recurring basis for the year ended December 31, 2009:

	January 1, 2009	Net realized/unrealized gains included in earnings (a)	Transfers in and or out of Level 3 (b)	December 31, 2009
	(in thousands)
Financial Liabilities:
Contingent interest derivative	$1,770	$(1,770)	$—	$—
Interest rate swap	82,355	(9,578)	(72,777)	—

Total liabilities	$84,125	$(11,348)	$(72,777)	$—

(a)	Earnings impact is included in the interest expense, net caption of the accompanying consolidated statements of operations.

(b)	As of the Petition Date, the liability of $72.8 million outstanding under the interest rate swap agreement was converted to a component of senior debt.

The following summary presents a description of the methodologies and assumptions used to determine the estimated fair values for the Company’s significant financial instruments.

Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities: The carrying amount is assumed to be the fair value because of the liquidity or short-term maturity of these instruments.

Senior Debt: Based on an analysis that takes into account various factors, including average trading prices and certain relevant information contained in the Plan, the estimated fair value of the Company’s Senior Credit and Term Facility at December 31, 2009 and 2008 was $1,586.8 million and $1,206.4 million, respectively, compared to the Company’s carrying value of $2,144.4 million and $2,010.7 million, respectively.

Subordinated Debt and Convertible Subordinated Notes: Based on average trading prices, the estimated fair value of the Company’s convertible subordinated notes at December 31, 2009 and 2008 was $2.4 million and $24.0 million, respectively, compared to the Company’s carrying value of $48.3 million and $49.0 million, respectively, which includes unpaid interest.

Other Long-Term Liabilities: The terms of the Company’s other long-term liabilities approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

19. Related Party Transactions

The Company reimburses FL&Co. for expenses paid on the Company’s behalf and receives reimbursements from FL&Co. for expenses paid by the Company on its behalf, including travel and related expenses, and office and other miscellaneous expenses. During the years ended December 31, 2008 and 2007, the Company reimbursed FL&Co. less than $0.1 million for both years combined and there was no such reimbursement for the year ended December 31, 2009. FL&Co. also provided use of office space to certain of the Company’s executive officers and employees at no cost through April 2007, at which time the Company entered into a lease for office space with a third party.

20. Reportable Segments

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

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net revenue:
Radio Markets	$604,120	$688,815	$615,056
Radio Network	123,839	181,798	109,132

Segment revenue	$727,959	$870,613	$724,188

Intersegment revenue:
Radio Markets	$(4,339)	$(7,492)	$(4,431)
Radio Network	—	—	—

Total intersegment revenue	$(4,339)	$(7,492)	$(4,431)

Net revenue	$723,620	$863,121	$719,757

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
SOI:
Radio Markets	$214,942	$261,405	$257,101
Radio Network	3,559	28,539	19,760
Non-cash amounts related to contractual obligations	—	(21,440)	—
Corporate general and administrative	(26,320)	(32,049)	(44,642)
Local marketing agreement fees	(1,027)	(1,334)	(1,326)
Asset impairment and disposal charges	(985,653)	(1,208,208)	(844,976)
ABC Radio—unallocated asset impairment	—	—	(767,467)
Stock-based compensation expense	(5,400)	(7,354)	(7,442)
Depreciation and amortization	(35,599)	(45,264)	(30,678)
Other, net	(6,841)	1,688	3,900

Operating loss	(842,339)	(1,024,017)	(1,415,770)

Reorganization costs	4,556	—	—
Interest expense, net	190,175	211,818	100,741
Gain on extinguishment of debt	(428)	(114,736)	—
Write-off of deferred financing costs and debt discount upon extinguishment of debt	814	11,399	555

Loss before income taxes	(1,037,456)	(1,132,498)	(1,517,066)

Income tax benefit	(254,097)	(162,679)	(231,830)

Net loss	$(783,359)	$(969,819)	$(1,285,236)

Asset impairment and disposal charges:
Radio Markets	$912,577	$1,188,338	$844,976
Radio Network	73,076	19,870	—
ABC Radio—unallocated asset impairment	—	—	767,467

Total asset impairment and disposal charges	$985,653	$1,208,208	$1,612,443

Non-cash amounts related to contractual obligations
Radio Markets	$—	$21,440	$—
Radio Network	—	—	—

Total non-cash amounts related to contractual obligations	$—	$21,440	$—

Segment local marketing agreement fees:
Radio Markets	$1,027	$1,334	$1,326
Radio Network	—	—	—

Total segment local marketing agreement fees	$1,027	$1,334	$1,326

Segment stock-based compensation expense:
Radio Markets	$4,064	$5,170	$5,713
Radio Network	1,336	2,184	1,729

Total segment stock-based compensation expense	$5,400	$7,354	$7,442

Segment depreciation and amortization:
Radio Markets	$22,434	$25,719	$24,518
Radio Network	13,165	19,545	6,160

Total segment depreciation and amortization	$35,599	$45,264	$30,678

	December 31,
	2009	2008
	(in thousands)
Identifiable assets:
Radio Markets, exclusive of goodwill shown separately below	$964,580	$1,777,878
Goodwill	292,563	432,314

Total Radio Markets identifiable assets	$1,257,143	$2,210,192

Radio Network, exclusive of goodwill shown separately below	$77,435	$135,867
Goodwill	29,413	60,485

Total Radio Network identifiable assets	$106,848	$196,352

Corporate and other identifiable assets	$53,998	$26,426

Total assets	$1,417,989	$2,432,970

The following table presents the gross amount of goodwill and the accumulated asset impairment and disposal charges for the Company’s two reportable segments, Radio Markets and Radio Network, for the years ended December 31, 2009 and 2008. The unallocated goodwill and related asset impairment charges as of January 1, 2008 relates to goodwill acquired in the Merger that was allocated to the Radio Markets and Radio Network during 2008, as reflected in the table below:

	Radio Markets	Radio Network	Unallocated
	(in thousands)
Balance as of January 1, 2008:
Goodwill	$656,753	$—	$1,401,548
Accumulated asset impairment and disposal charges	(341,914)	—	(767,467)

Goodwill net of impairment at January 1, 2008	314,839	—	634,081
Goodwill adjustment during the year	—	—	(83,104)
Allocation of goodwill during the year	1,128,165	190,279	(1,318,444)
Allocation of impairment and disposal charges during the year	(656,958)	(110,509)	767,467
Asset impairment and disposal charges	(353,147)	(19,870)	—

Balance as of January 1, 2009:
Goodwill	1,784,918	190,279	—
Accumulated asset impairment and disposal charges	(1,352,019)	(130,379)	—

Goodwill net of impairment at January 1, 2009	432,899	59,900	—
Asset impairment and disposal charges	(140,336)	(30,487)	—

Balance as of December 31, 2009:
Goodwill	1,784,918	190,279	—
Accumulated asset impairment and disposal charges	(1,492,355)	(160,866)	—

Goodwill net of impairment at December 31, 2009	$292,563	$29,413	$—

21. Commitments and Contingencies

On December 20, 2009, the Company and certain of its subsidiaries filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of title 11 of the Bankruptcy Code. See Note 1.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

On December 20, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of title 11 of the Bankruptcy Code. On February 3, 2010, the Debtors filed with the Bankruptcy Court a proposed joint plan of reorganization and a related disclosure statement pursuant to chapter 11 of the Bankruptcy Code. On March 15, 2010, the Debtors filed the Plan and Disclosure Statement, which modified the earlier filings. As discussed in Note 1, the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In the event it becomes necessary to confirm the Plan over the objection of a dissenting class, the Company may seek confirmation of the Plan notwithstanding the dissent of such objecting classes. Two shareholders objected to the approval of the Disclosure Statement and may object to confirmation of the Plan as well. The Bankruptcy Court may confirm the Plan pursuant to the “cramdown” provisions of the Bankruptcy Code, which allow the Bankruptcy Court to confirm a plan that has been rejected by an impaired class if it determines that the plan satisfies section 1129(b) of the Bankruptcy Code. See Item 1A. “Risk Factors—We may not be able to obtain confirmation of the Plan.”

In a complaint filed on June 5, 2003 with the United States District Court for the District of Connecticut, the Company was named as one of numerous defendants in litigation seeking monetary damages arising from the injuries and deaths at a Rhode Island nightclub. On January 27, 2005, the Company filed an answer to the complaint, substantially denying plaintiffs’ allegations against the Company. On February 18, 2005, an identical suit was filed on behalf of one additional concertgoer. On January 5 and 31, 2006, substantially identical suits were filed on behalf of two additional concertgoers. In 2009, the plaintiffs voluntarily agreed to dismiss all claims with prejudice against the Company, and the Company was dismissed from these actions as of February 6, 2009.

The Company is involved in certain claims and lawsuits arising in the ordinary course of its business. The Company believes that such litigation and claims will be resolved without a material adverse impact on its results of operations, cash flows or financial condition.

Lease Commitments

Year Ended	Commitments	Sublease Rentals	Net Lease Commitments
2010	$18,169	$(983)	$17,186
2011	18,384	(813)	17,571
2012	16,742	(737)	16,005
2013	15,335	(662)	14,673
2014	22,989	(501)	22,488
Thereafter	39,446	(2,276)	37,170

	$131,065	$(5,972)	$125,093

The Company leases certain studio buildings, tower sites, transmitters and equipment, vehicles and office equipment. The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009:

Total rental expense was approximately $21.5 million, $20.8 million, and $12.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Pursuant to Section 365 of the Bankruptcy Code, the Company may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the chapter 11 cases. The above table excludes amounts for operating leases that the Company has rejected under the Plan.

Contractual Commitments

The Company has entered into binding contracts in the normal course of business related to sports broadcasting, employment of personnel, and other goods and services utilized in our operations.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan for all employees who are at least 21 years of age and, if full time, have completed 60 days of service, or, if part time, have worked at least 1,000 hours. Under the 401(k) plan, eligible employees can contribute up to 20% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Code. Participants vest immediately in their contributions, and participants’ rights to amounts contributed by the Company vest on a graded schedule over a five-year period. Each year, for participants who have completed one year of service, the Company may, at the discretion of the board of directors, contribute a matching contribution in an amount equal to a discretionary percentage of each participants’ elective deferral. The Company may also make discretionary contributions as approved by the board of directors. For the year ended 2007, the Company made matching contributions to the 401(k) plan of approximately $1.1 million. For each of the years ended December 31, 2008 and 2009, no matching contributions were made by the Company.

22. Quarterly Financial Data (unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2009:
Net revenue	$158,891	$188,061	$183,810	$192,858
Operating income (loss)(a)	14,239	(944,080)	37,969	49,533
Net (loss) income	(5,305)	(758,657)	(21,251)	1,854
Basic net (loss) income per common share	$(0.02)	$(2.88)	$(0.08)	$0.01

Diluted net (loss) income per common share	$(0.02)	$(2.88)	$(0.08)	$0.01

Weighted average common shares outstanding—Basic	263,630	263,815	264,237	264,263

Weighted average common shares outstanding—Diluted	263,630	263,815	264,237	264,263

2008:
Net revenue	$205,814	$229,186	$213,890	$214,231
Operating income (loss)(a)	17,620	(299,517)	45,211	(787,331)
Net (loss) income	(8,273)	(251,550)	27,986	(737,982)
Basic net (loss) income per common share	$(0.03)	$(0.96)	$0.11	$(2.81)

Diluted net (loss) income per common share	$(0.03)	$(0.96)	$0.11	$(2.81)

Weighted average common shares outstanding—Basic	262,615	262,799	262,823	263,009

Weighted average common shares outstanding—Diluted	262,615	262,799	262,823	263,009

(a)	The Company conducted an interim impairment test during 2009 in addition to its annual impairment test as of October 1, 2009. As a result, the Company recorded non-cash impairment charges on a pre-tax basis of $985.7 million during the quarter ended June 30, 2009. The Company conducted interim impairment tests during 2008 in addition to its annual impairment test as of October 1, 2008. The Company also tested long-lived assets for impairment. As a result, the Company recorded non-cash asset impairment and disposal charges on a pre-tax basis of $364.4 million, $7.3 million and $836.5 million during the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors.

Based on their evaluation as of December 31, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Citadel Broadcasting Corporation

Las Vegas, Nevada

We have audited the internal control over financial reporting of Citadel Broadcasting Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal controls over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 31, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the reorganization filed on December 20, 2009 and the adoption of Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes (formerly Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109).

Los Angeles, California March 31, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, senior financial management and all other employees. Our Code of Business Conduct and Ethics can be found on our website located at www.citadelbroadcasting.com. Each of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee has a committee charter, which can be found on our website.

Directors

The Company’s Board of Directors (the “Board”) is an eight member board, which is currently composed of seven directors and has one open seat. Of the seven total directors, there are currently two Class I directors, two Class II directors, and three Class III directors. The open director seat is for a Class II director. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting are normally elected for a three-year term and until their respective successors are elected and qualified. A director may only be removed with cause by the affirmative vote of the holders of a majority of the outstanding shares of capital stock entitled to vote in the election of directors, voting together as a single class. For 2010, however, the Company has postponed its annual meeting, which is normally held in May, as a result of the expected change in the composition of the Board upon emergence from chapter 11 of the Bankruptcy Code.

All the members of our Board bring a wealth of executive leadership, financial, management, and practical business experience derived from their service as officers, executives, and directors of both large and smaller corporations, many of which are in the media industry. They also all bring extensive board and committee experience.

J. Anthony Forstmann has been a Director since 2001. Mr. Forstmann (age 71) has been a Managing Director of J.A. Forstmann & Co., a merchant banking firm, since October 1987. In 1968, he co-founded Forstmann-Leff Associates, an institutional money management firm with $6 billion in assets. He is a special limited partner of Forstmann Little & Co. (“FL&Co.”) He is the brother of Theodore J. Forstmann. In January 2001, when the Company was formed by affiliates of FL&Co. in a leveraged buyout transaction, Mr. Forstmann was appointed to the Board as one of the original four FL&Co appointees. Mr. Forstmann’s long standing business and financial experience serve as a valuable assets to the Board.

Theodore J. Forstmann has been a Director since 2001. Mr. Forstmann (age 70) has been a general partner of FLC XXXII Partnership, L.P. and FLC XXXIII Partnership, L.P. since the partnerships’ inceptions, and he co-founded FL&Co. in 1978. Mr. Forstmann is a director of IMG Worldwide Holdings, Inc., 24 Hour Fitness Worldwide, Inc. and ENK Holdings LLC. He is the brother of J. Anthony Forstmann. In January 2001, when the Company was formed by affiliates of FL&Co. in a leveraged buyout transaction, Mr. Forstmann was appointed to the Board as one of the original four FL&Co. appointees. Mr. Forstmann’s long standing business and financial experience and expertise, as well as his experience serving as a director for numerous other companies, make him a valuable asset to the Board in addressing all financial issues and business and operational challenges.

Michael A. Miles has been a Director since 2001. Mr. Miles (age 70) served as Chairman and Chief Executive Officer of Philip Morris Companies, Inc. from 1991 to 1994. He is also a director of AMR Corporation, Dell Inc. and Time Warner Inc. He is also a special limited partner of FL&Co. and serves on the Forstmann Little advisory board. Mr. Miles’ prior experience as chairman of the board of directors of a large company and his role as chief executive officer, as well as his experience serving as a director for numerous other companies, including a company in the media industry, make him a valuable asset to the Board in addressing industry specific issues and management and business related challenges.

Michael J. Regan has been a Director of the Company since 2007. Mr. Regan (age 67) is a former Vice Chairman and Chief Administrative Officer of KPMG LLP (“KPMG”) and was the lead partner for many Fortune 500 companies during his 40 year tenure with KPMG. Mr. Regan is a director of Scientific Games Corporation and serves as its audit committee chairman. He also is a member of the Board of Trustees of Manhattan College. Mr. Regan’s extensive accounting, audit and financial experience and expertise, as well as his prior experiences serving as a director and audit committee chairman, make him a valuable asset to the Board in addressing all accounting, audit and financial issues facing the Company.

Thomas V. Reifenheiser has been a Director since 2007. Mr. Reifenheiser (age 74) served as Managing Director and Group Executive for the Global Media and Telecom Group of Chase Securities Inc. (“Chase”) from 1977 until 2000. He joined Chase in 1963 and was the Global Media and Telecom Group Executive since 1977. Mr. Reifenheiser is a member of the board of directors and also serves as a member of the audit committee of Lamar Advertising Company and Mediacom Communications Corporation. Mr. Reifenheiser also serves on the board of directors for Cablevision Systems Corporation. Mr. Reifenheiser’s extensive experience serving as a director and audit committee member for these companies, several of which are in the media and advertising industry, make him a valuable asset to the Board in addressing industry related challenges as well as in addressing accounting and financial issues facing the Company.

Herbert J. Siegel had been a Director since 2003. Mr. Siegel was Chairman of the Board and President of Chris-Craft Industries, Inc. and Chairman of the Board of BHC Communications, Inc. until July 2001, when the two companies were acquired by The News Corporation Limited. Mr. Siegel was a senior advisor to The News Corporation Limited. He was a consultant to News America, Inc. Mr. Siegel is also a director of IMG Worldwide Holdings Inc. Mr. Siegel resigned from the Board as of May 22, 2009.

Wayne T. Smith has been a Director since 2006. Mr. Smith (age 64) is Chairman of the Board, President and Chief Executive Officer of Community Health Systems, Inc. (“CHS”), which owns and operates 122 full-service, acute care hospitals in 29 states. Prior to joining CHS, Mr. Smith was with Humana Inc. for 23 years. He served as President and Chief Operating Officer of Humana Inc. and was also a member of their board of directors. Prior to his tenure as President and Chief Operating Officer, Mr. Smith held a wide variety of senior management positions with Humana Inc. Mr. Smith serves on the Boards of Praxair, Inc.; the Nashville Health Care Council; and the Federation of America’s Hospitals, for which he was also the 2003 Chairman. Mr. Smith is a former director of the American Association of Health Plans and the Health Insurance Association of America. He also serves as advisor to numerous other healthcare related entities. Mr. Smith also serves on the Board of 24 Hour Fitness Worldwide, Inc. and is a limited partner of certain affiliated partnerships of FL&Co. Mr. Smith’s experience as chairman of the board of directors and chief executive officer of a large company, as well as his extensive experience serving as a director for numerous other companies, make him a valuable asset to the Board in addressing management, operational and business related challenges.

Farid Suleman is the Company’s Chairman of the Board and Chief Executive Officer. Mr. Suleman (age 58) joined the Company in March 2002. Prior to joining the Company, from February 2001 to February 2002, Mr. Suleman was President and Chief Executive Officer of Infinity Broadcasting Corp., one of the largest radio and outdoor advertising companies in the United States. He was Executive Vice President, Chief Financial Officer, Treasurer and a director of Infinity Broadcasting from September 1998 to February 2001 when Infinity Broadcasting was acquired by Viacom Inc. Mr. Suleman was a director of Westwood One, Inc. until February 22, 2006. Mr. Suleman was special limited partner of FL&Co. from March 2002 until June 2007. Mr. Suleman’s prior experience as the chief executive officer and chief financial officer of one of the media industries’ largest broadcasting companies, as well as his prior experience serving as a director for another company in the media industry, makes him uniquely qualified to contribute to the Board on all levels. Moreover, Mr. Suleman’s serving as the Company’s chief executive officer provides him with intimate day to day knowledge of our business and the challenges it faces.

Executive Officers

We have listed below biographical information for each person who is currently an executive officer of the Company.

Farid Suleman is the Company’s Chairman of the Board and Chief Executive Officer. Mr. Suleman joined the Company in March 2002. Prior to joining the Company, from February 2001 to February 2002, Mr. Suleman was President and Chief Executive Officer of Infinity Broadcasting Corp., one of the largest radio and outdoor advertising companies in the United States. He was Executive Vice President, Chief Financial Officer, Treasurer and a director of Infinity Broadcasting from September 1998 to February 2001 when Infinity Broadcasting was acquired by Viacom Inc. Mr. Suleman was a director of Westwood One, Inc. until February 22, 2006. Mr. Suleman was a special limited partner of FL&Co. from March 2002 until June 2007.

Judith A. Ellis has been the Company’s Chief Operating Officer since February 2003. Prior to joining the Company, Ms. Ellis (age 61) served since 1997 as Senior Vice President/Market Manager for Emmis Communications Corporation.

Jacquelyn J. Orr has been the Company’s Vice President, General Counsel and Secretary since May 15, 2006. Prior to joining the Company, Ms. Orr (age 42) served as Associate Counsel for Entercom Communications Corp. since January 2000. She previously worked as Litigation Counsel for CBS Inc. and as an associate at Levine Sullivan & Koch in Washington, DC and Dechert, Price & Rhoads in Philadelphia.

Randy L. Taylor (age 47) has been the Company’s Chief Financial Officer and principal financial and accounting officer since February 29, 2008. Since February 1, 2008, Mr. Taylor has served as the Company’s Senior Vice President. From February 1, 2008 until February 29, 2008, Mr. Taylor served as the Company’s Acting Chief Financial Officer and acting principal financial and accounting officer. Since November 6, 2006, Mr. Taylor has served as the Company’s Vice President, Finance—Principal Accounting Officer. From January 2001 through September 2005, Mr. Taylor served as the Company’s Vice President—Finance and corporate secretary. During the year between September 2005 and September 2006, Mr. Taylor served as Vice President—Corporate Controller for Bally Technologies, Inc.

Patricia Stratford has been the Company’s Senior Vice President—Finance and Administration and Assistant Secretary since May 26, 2006. Ms. Stratford (age 47) served as the Company’s Acting Chief Financial Officer from September 14, 2005 until May 26, 2006, and was the Company’s Vice President, Finance—Administration from August 2003 until October 1, 2005. Prior to joining the Company, Ms. Stratford served as Director—Finance Administration and Benefits for Infinity Broadcasting Corporation from January 1999 until July 2003.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, senior financial management and all other employees. Our Code of Business Conduct and Ethics can be found on our website located at www.citadelbroadcasting.com. Each of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee has a committee charter, which can be found on our website. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards on our website as promptly as practicable, as may be required under applicable SEC rules.

Corporate Governance

Through March 5, 2009, the Company was required to comply with the corporate governance standards of the New York Stock Exchange (“NYSE”), from which the Company’s common stock was delisted effective March 6, 2009.

In assessing the director independence, the Board has affirmatively determined that both members of the Nominating/Corporate Governance Committee: Michael A. Miles and Herbert J. Siegel (who served through May 22, 2009); all members the Audit Committee: Michael J. Regan, Thomas V. Reifenheiser, and Wayne T. Smith; and all three individuals who have served on the compensation committee: Michael A. Miles, Herbert J. Siegel (who served through May 22, 2009) and Wayne T. Smith, each qualify as “independent” under NYSE’s and the SEC’s corporate governance rules, and that our Chairman and Chief Executive Officer, Farid Suleman, does not qualify as “independent” under either set of rules. In making its determination regarding the independence of each of those directors under applicable NYSE and SEC rules, the Board of Directors considered each of the relationships identified under Item 13. “Certain Relationships and Related Transactions, and Director Independence” and, with respect to the members of the nominating/corporate governance committee, audit committee and compensation committee, discussed under “The Nominating/Corporate Governance Committee,” “The Audit Committee” and “The Compensation Committee” below. With respect to each person identified as independent, the Board of Directors determined that those relationships do not affect the individual’s independence because, as applicable, he or she has not made any commitment to the affiliated partnerships of FL&Co. and none of the rights of an advisory board member or of a special limited partner or of service on the board of directors of a FL&Co. affiliate are contingent in any way on or affected by his or her continued service as a director or member of our Board of Directors.

The Company has undertaken a review of its corporate governance policies and taken the following measures to comply with the rules and regulations of the SEC regarding corporate governance practices:

•	Adopted governance guidelines for the Board of Directors.

•	Adopted procedures for our non-management directors to meet in executive sessions.

•	Adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees.

•

Adopted a Supplemental Code of Ethics for Principal Executives and Senior Financial Officers that is applicable to our chief executive officer, chief operating officer, principal financial officer, senior vice president of finance and administration, principal accounting officer and general counsel.

•	Adopted a policy on reporting of improper financial practices to address accounting or auditing concerns.

•	Adopted an Audit Committee Charter, incorporating the applicable requirements of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), NYSE and the related regulations.

•	Adopted a Compensation Committee Charter, incorporating the applicable requirements of Sarbanes-Oxley, NYSE and the related regulations.

•	Adopted a Nominating/Corporate Governance Committee Charter, incorporating the applicable requirements of NYSE.

•

Adopted a Securities Trading Policy to ensure that persons subject to the reporting requirements of Section 16 of the Exchange Act will be able to comply with all applicable filing requirements in a timely manner.

The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Supplemental Code of Ethics for Principal Executive and Senior Financial Officers, Nominating/Corporate Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter are available on the Company’s website at www.citadelbroadcasting.com under “Investor Relations” where you can click on “Corporate Governance” or upon the request of the stockholder by writing to the Company’s Secretary at 7201 West Lake Mead Boulevard, Suite 400, Las Vegas, NV 89128.

Any interested party that wishes to communicate directly with the non-management directors may do so by writing to the following address:

Citadel Broadcasting Corporation

Attn: Non-Management Directors

7201 W. Lake Mead Blvd., Suite 400

Las Vegas, Nevada 89128

or by utilizing the Company’s on-line service, Report-it, at http://www.reportit.net. Use “Citadel” as the user name and “Radio” as the password, and follow the instructions provided to create a report.

Once submitted to the Report-it service, a copy of your report will be sent to a non-management member of the Company’s Board of Directors for review. All such communications are anonymous, unless you otherwise choose to use your name.

The independent directors of the Board of Directors have instructed that communications will be distributed as appropriate to the Board depending upon the facts and circumstances outlined in the communication.

Meetings and Committees of the Board of Directors

During the year ended December 31, 2009, the Board of Directors met eight times. During 2009, each director attended at least 80% of the total number of meetings of the Board of Directors, except for Mr. Michael A. Miles (who attended five out of eight meetings) and Herbert J. Siegel (who resigned from the Board of Directors on May 22, 2009).

During the year ended December 31, 2009, the Board had three standing committees: the nominating/corporate governance committee; the audit committee and the compensation committee, and it did not have any other standing committees.

The Board has not designated a presiding director of executive sessions held on a regular basis by non-management directors. Instead, a presiding director is selected at the time of such sessions by the other non-management directors present.

The Company does not have a policy regarding Board members’ attendance at the annual meeting of stockholders. The 2009 annual meeting was attended by Messrs. Suleman, Regan, Reifenheiser, and Smith.

The Nominating/Corporate Governance Committee

In May 2007, the Company formed a nominating/corporate governance committee. The Board of Directors has adopted a written Nominating/Corporate Governance Committee Charter. The charter is available on the Company’s website at www.citadelbroadcasting.com or upon the request of the stockholder by writing to the Company’s Secretary at 7201 West Lake Mead Boulevard, Suite 400, Las Vegas, NV 89128.

The purpose and general duties of the nominating/corporate governance committee are to assist the Board of Directors in discharging its responsibilities to: identify criteria for selection of Board of Directors members; find qualified individuals for membership on the Board of Directors; recommend to the Board the Directors nominees for the next annual meeting of stockholders; select and recommend candidates to fill any vacancies on the Board; develop and recommend to the Board of Directors a set of corporate governance guidelines for the Board of Directors (the “Corporate Governance Guidelines”); provide oversight of the corporate governance affairs of the Board of Directors and the Company; and provide oversight of the evaluation of the Board of Directors and management. The nominating/corporate governance committee identifies candidates who are eligible under the qualification standards set forth in the Corporate Governance Guidelines to serve as members of the Board of Directors and, after consultation with the Chairman of the Board, recommends candidates to be nominated by the

Board of Directors for election by the stockholders or to be appointed by the Board of Directors to fill vacancies. In evaluating a director in anticipation of nomination for reelection to the Board, the Committee reviews the qualifications of and independence of the director. In recommending candidates for election to the Board, the Committee may consider the following criteria: experience in corporate or business management, such as serving as an officer or former officer of a publicly-held company; experience in the media, communication and/or radio broadcasting industries; experience as a board member of another publicly-held company; academic expertise in the media, communication and/or radio broadcasting industries or in specific areas of the Company’s operations; and financial experience necessary to assist the Company in meeting its corporate governance requirements.

The nominating/corporate governance committee consisted of Michael A. Miles (chairperson) and Herbert J. Siegel (who served through May 22, 2009). Upon Mr. Siegel’s resignation from the Board, another director was not elected to replace him on the nominating/corporate governance committee.

Stockholders may propose nominees for consideration by the Board of Directors by submitting names and supporting information to the nominating/corporate governance committee. The nominating/corporate governance committee will evaluate such nominees in the same manner it evaluates all nominees. In recommending candidates for election to the Board of Directors, the committee may consider the following criteria: experience in corporate management, such as serving as an officer, former officer or director of a publicly-held company; experience in the media, communication and/or radio broadcasting industries; experience as a board member of another company; academic expertise in the media, communication and/or radio broadcasting industries or in specific areas of the Company’s operations; and financial experience necessary to assist the Company in meeting its corporate governance requirements. Stockholders may propose nominees for consideration by the Board of Directors by timely submitting names and supporting information to the Chairman of the Board or to the Company’s Secretary.

The Board of Directors has considered the independence of each of the members of the nominating/corporate governance committee and determined that each of them qualifies as independent under rules of the SEC. The Board of Directors made this determination after considering the following relationships and assessing the potential effect of these relationships on the independence of the named director:

•	Mr. Siegel serves as a director of IMG Worldwide, Inc., a majority of the stock of which is controlled by certain affiliated partnerships of FL&Co.

•

Mr. Miles is a member of the Forstmann Little advisory board and an investor in certain affiliated partnerships of FL&Co., which give him an economic interest in certain portfolio investments, including the Company.

•	Mr. Miles is a special limited partner of FL&Co.

The Board of Directors determined that the relationship discussed above did not affect the independence of Mr. Siegel because his duties and relationship as a director of IMG Worldwide, Inc., a majority of the stock of which is controlled by certain affiliated partnerships of FL&Co., is not contingent upon nor did it conflict with his duties or interests as a member of the nominating/corporate governance committee.

The Board of Directors has determined that the relationships discussed above do not affect the independence of Mr. Miles because he has not made any commitment to the affiliated partnerships of FL&Co. and none of the rights of an advisory board member or a special limited partner of FL&Co. are contingent in any way on or affected by his continued service as a director or member of our nominating/corporate governance committee nor do his duties as an advisory board member and special limited partner of FL&Co. conflict with his duties as a member of the nominating/corporate governance committee.

The Board of Directors is not aware of any other relationships involving the nominating/corporate governance committee and the Company that required an assessment of materiality by the Board of Directors. The nominating/corporate governance committee did not meet during the year ended December 31, 2009.

The Audit Committee

The Company has a separately-designated standing audit committee. The Board of Directors has adopted a written Audit Committee Charter. The charter is available on the Company’s website at www.citadelbroadcasting.com or upon the request of the stockholder by writing to the Company’s Secretary at 7201 West Lake Mead Boulevard, Suite 400, Las Vegas, NV 89128.

The audit committee provides assistance to the Company’s Board of Directors in fulfilling its legal and fiduciary obligations in matters involving the Company’s accounting, auditing, financial reporting, internal control and legal compliance functions. The audit committee also oversees the audit efforts of the Company’s independent registered public accountants and takes those actions it deems necessary to satisfy itself that the accountants are independent of management.

The audit committee is primarily responsible for oversight of the integrity of the financial reporting process and financial statements of the Company. In general, the audit committee is responsible for oversight of the financial statements and disclosure matters, oversight of the Company’s relationship with the independent accountants, oversight of the Company’s internal audit function and oversight of compliance responsibilities. As part of these responsibilities, the audit committee, among other things:

•	appoints, retains and replaces the independent registered public accountants for the Company;

•	reviews the compensation of and services performed by the independent registered public accountants, including non-audit services (if any);

•	reviews and discusses the preparation of quarterly and annual financial reports with the Company’s management and its independent registered public accountants;

•	discusses codification requirements with its independent registered public accountants and the evaluation of their independence;

•

reviews and discusses major issues regarding the Company’s accounting principles, financial statement presentations, and the adequacy of the Company’s internal controls with management and the independent registered public accountants;

•	reviews and discusses the initial adoption of, and all significant changes to, critical accounting policies and practices used by the Company with the independent registered public accountants;

•	evaluates the qualifications, performance and independence of the independent registered public accountants;

•	reviews the significant reports to management prepared by the internal auditing department and any management responses; and

•	reviews reports and disclosures of insider and affiliated party transactions.

The members of the audit committee during 2009 were Michael J. Regan (chairperson), Wayne T. Smith and Thomas V. Reifenheiser.

The Board of Directors has considered the independence of each of the members of the audit committee and determined that each of them qualifies as independent under rules of the SEC. The Board of Directors made this determination after considering the following relationships and assessing the potential effect of these relationships on the independence of the named director:

•	Mr. Smith is a limited partner in two of the partnerships of FL&Co., which gives him an economic interest in certain portfolio investments, including the Company.

•	Mr. Smith is a director of 24 Hour Fitness Worldwide, Inc., a majority of the stock of which is controlled by certain affiliated partnerships of FL&Co.

The Board of Directors has determined that the relationships discussed above do not affect the independence of Mr. Smith because none of the rights of a limited partner of the affiliated partnerships of FL&Co. or his duties as a director of 24 Hour Fitness Worldwide, Inc. are contingent in any way on or affected by his continued service as a director or member of our audit committee or conflict with his duties as a director or member of the audit committee.

The Board of Directors is not aware of any other relationships involving the audit committee and the Company that required an assessment of materiality by the Board. The Board, in its business judgment, has determined that each of the audit committee members is financially literate. In addition, the Board of Directors has determined that Mr. Regan qualifies as an “audit committee financial expert” as defined under the applicable rules of the SEC.

During 2009, the audit committee held six meetings. Messrs. Regan, Smith and Reifenheiser attended all of the meetings of the audit committee held in 2009.

Report of the Audit Committee

The audit committee reviewed and discussed with both management and its independent registered public accountants all financial statements, including any significant transactions or issues, prior to their filing with the SEC. In connection with the December 31, 2009 financial statements, the audit committee (1) reviewed and discussed the audited financial statements with management, including any significant transactions or issues; and (2) discussed with the independent registered public accountants the matters required by SAS 61, as amended. The audit committee also discussed with Deloitte & Touche LLP (“D&T”) their independence, including a consideration of the compatibility of non-audit services with such independence, and the letter from D&T required by Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence. Based upon these reviews and discussions, the audit committee has recommended that the Board of Directors include the audited financial statements in this Annual Report filed with the SEC on Form 10-K for the fiscal year ended December 31, 2009.

This report is respectfully submitted by the audit committee of the Board of Directors.

Michael J. Regan, Chairperson
Thomas V. Reifenheiser
Wayne T. Smith

The Compensation Committee

The Board of Directors established a compensation committee on February 24, 2005. The compensation committee has a written Compensation Committee Charter that is available to the public on the Company’s website at www.citadelbroadcasting.com or upon request of the stockholder by writing to the Company’s Secretary at 7201 West Lake Mead Boulevard, Suite 400, Las Vegas, NV 89128.

The compensation committee is responsible for discharging the Board’s duties and responsibilities relating to compensation of the Company’s directors and executive officers and overseeing the Company’s various employee welfare and benefits plans. These duties include discussing, reviewing and determining the compensation of the Company’s Chief Executive Officer and other senior executives, reviewing and recommending compensation plans for the Company, modifying existing compensation plans, making awards under such plans and performing such other functions as are designated in the Compensation Committee Charter or commonly performed by compensation committees. The role of the compensation committee and the Company’s processes and procedures relative to the determination of executive compensation is discussed further under “Compensation Discussion and Analysis” below.

The members of the compensation committee in 2009 were Michael A. Miles (chairperson), Herbert J. Siegel (served through May 22, 2009) and Wayne T. Smith.

The Board has considered the independence of each of the members of the compensation committee and determined that Messrs. Miles, Siegel and Smith qualify as independent directors under the rules of the SEC. The Board of Directors has made the determination after considering the following relationships and assessing the potential effect of these relationships on the independence of the named director:

•

Mr. Miles is a member of the Forstmann Little advisory board and an investor in certain affiliated partnerships of FL&Co., which give him an economic interest in certain portfolio investments, including the Company.

•	Mr. Miles is a special limited partner of FL&Co.

•	Mr. Siegel serves as a director of IMG Worldwide, Inc., a majority of the stock of which is controlled by certain affiliated partnerships of FL&Co.

•	Mr. Smith is a limited partner in two of the partnerships of FL&Co., which gives him an economic interest in certain portfolio investments, including the Company.

•	Mr. Smith is a director of 24 Hour Fitness Worldwide, Inc., a majority of the stock of which is controlled by certain affiliated partnerships of FL&Co.

The Board of Directors has determined that the relationships discussed above do not affect the independence of Mr. Miles because he has not made any commitment to the affiliated partnerships of FL&Co. and none of the rights of an advisory board member or a special limited partner of FL&Co. are contingent in any way on or affected by his continued service as a director or member of our compensation committee nor do his duties as an advisory board member and special limited partner of FL&Co. conflict with his duties as a member of the compensation committee.

The Board of Directors determined that the relationships discussed above did not affect the independence of Mr. Siegel because his duties and relationship as a director of IMG Worldwide, Inc., a majority of the stock of which is controlled by certain affiliated partnerships of FL&Co., was not contingent upon nor did it conflict with his duties or interests as a member of the compensation committee.

The Board of Directors has determined that the relationships discussed above do not affect the independence of Mr. Smith because none of the rights of a limited partner of the affiliated partnerships of FL&Co. or his duties as a director of 24 Hour Fitness Worldwide, Inc. are contingent in any way on or affected by his continued service as a director or member of our compensation committee or conflict with his duties as a director or member of the compensation committee.

The Board of Directors is not aware of any other relationships involving the compensation committee and the Company that required an assessment of materiality by the Board. The compensation committee met three times during the year ended December 31, 2009. Messrs. Smith and Miles attended all of the meetings of the compensation committee, and Mr. Siegel attended one out of two of the compensation committee meetings held prior to his resignation on May 22, 2009.

The compensation committee has retained an independent third party firm, Towers Perrin, as its compensation consultant to provide advice that will assist in the continual development and evaluation of compensation policies and the compensation committee’s determinations of compensation awards. The role of the outside consultant is to provide independent, third-party advice and expertise in executive compensation issues. The outside consultant, however, is not consulted by the compensation committee on all executive compensation issues, but is used as the compensation committee deems appropriate in its business judgment.

ITEM	11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company’s compensation committee is appointed by the Board and has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy. The compensation committee strives to ensure that the total compensation paid to the Company’s executive officers is fair, reasonable and competitive.

The Company refers to the individuals who served during calendar year 2009 as the Company’s Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), or in a similar capacity, as well as the other individuals included in the Summary Compensation Table as the Company’s “named executive officers.”

Executive Compensation Program’s Philosophy and Objectives

The Company’s executive compensation program seeks to closely align compensation paid to our named executive officers with the performance of the Company on both a short-term and long-term basis and to use compensation to assist the Company in attracting and retaining key executives critical to our long-term success. To that end, our executive compensation program strives to attract, motivate and retain high-quality executives by providing total compensation that, in the compensation committee’s view, is performance-based and competitive with the various labor markets and industries in which the Company competes for talent.

What the Executive Compensation Program Is Designed to Reward

The Company’s compensation program seeks to align named executive officers’ incentives with stockholder value creation by rewarding the achievement of measurable corporate and individual performance objectives through annual and long-term cash and stock incentives.

Executive Compensation Risk Management

The Company and the compensation committee believe that risks arising from our compensation policies and practices for our employees, including our named executive officers, are reasonable and competitive and are not reasonably likely to have a material adverse effect on the Company. The compensation committee believes that the mix and design of the elements of executive compensation (such as base salary, long term performance bonus, and multi-year time and performance based equity grants) do not encourage management to assume excessive risks and align management’s interests with those of the Company’s shareholders.

How the Company Structures a Named Executive Officer’s Total Compensation

Role of the Committee, Named Executive Officers and Outside Advisors

The compensation committee is appointed by the Board to discharge the Board’s duties and responsibilities relating to compensation of the Company’s directors and executive officers and oversee the Company’s various employee welfare and benefits plans, including to discuss, review and determine the compensation of the CEO and other senior executives, to review and recommend compensation plans for the Company, to modify existing compensation plans, to make awards under such plans and to perform such other functions as are designated in the Compensation Committee Charter or commonly performed by compensation committees. Under its charter, the compensation committee meets at such times as it deems necessary to fulfill its responsibilities, has the resources and authority necessary and appropriate to discharge its responsibilities, including the authority to retain compensation consultants and other experts, and has the sole authority to approve the fees and other terms of retention of such consultants or other experts. Additionally, the compensation committee may delegate authority to act upon specific matters within determined parameters to a subcommittee consisting of one or more members of the compensation committee, consistent with the bylaws and certificate of incorporation of the Company and applicable law, and any such subcommittee must report any action to the full compensation committee at its next meeting.

The compensation committee independently approves all compensation and awards to our named executive officers. Generally, on its own initiative, the compensation committee reviews the performance and compensation of the CEO, COO and CFO and, following discussions of those individuals and on the recommendation of the CEO (except in the case of his own compensation), and, where it deems appropriate, with an outside advisor, establishes their compensation levels. For the remaining named executive officers, the CEO makes recommendations to the compensation committee that the compensation committee will generally approve, with minor adjustments, after it conducts its own independent review.

The compensation committee has retained an independent third party firm, Towers Perrin, as its compensation consultant to provide advice that will assist in the continual development and evaluation of compensation plans, policies and the compensation committee’s determinations of compensation awards. The role of the outside consultant is to provide independent, third-party advice and expertise in executive compensation issues. The outside consultant, however, is not consulted by the compensation committee on all executive compensation issues, but is used as the compensation committee deems appropriate.

Total Compensation

The compensation committee’s goal is to award compensation that is reasonable and consistent with the Company’s philosophy and objectives regarding executive compensation when all elements of potential compensation are considered, while remaining competitive so as to be able to retain high level talent. In making decisions with respect to any element of a named executive officer’s compensation, the compensation committee considers the total compensation that may be awarded to the named executive officer, including annual base salary, annual incentive bonus, the amount of which is dependent on the Company and individual performance during the prior calendar year, and long-term incentive compensation, currently in the form of stock options and shares of restricted stock, that are awarded based on the Company’s prior year performance, forward-looking incentives and other factors described below. These compensation components, each of which is discussed in more detail below, are designed to align named executive officers’ interests with those of stockholders by rewarding outstanding performance and providing long-term incentives.

In addition, in reviewing and approving compensation arrangements and/or employment agreements for named executive officers, the compensation committee considers the other benefits that the Company grants to the named executive officer and/or to which the named executive officer is entitled by the agreement, including welfare benefits and compensation payable upon termination of employment with the Company under a variety of circumstances.

Peer Group Analyses

In making compensation decisions with respect to the total compensation opportunity provided to the Company’s named executive officers, the compensation committee considers the competitive market for these executives and compensation levels provided by comparable companies to similarly situated executives and seeks to provide compensation that is in the competitive range of compensation observed in the marketplace. From time to time the compensation committee reviews the compensation practices at companies with which it competes for talent, including businesses engaged in activities similar to those of the Company, specifically major radio broadcasting and communications companies, as well as publicly held businesses with revenue, market capitalization, number of employees and employee census data comparable to the Company. For example, to assess the competitiveness of our CEO’s compensation, the compensation committee may review market data selected and assembled by an outside consultant from the most recent proxy filing for many of the Company’s peers, such as Entercom Communications Corp., Cox Radio, CBS Corporation, Cumulus Media, Inc.

and Clear Channel Communications. The major compensation elements that may be examined in that proxy analysis could include: base salary; actual total cash compensation (base salary plus annual bonus); and total direct compensation (base salary plus annual bonus plus the expected value of long-term incentives).

The compensation committee does not attempt to benchmark or set each compensation element for its named executive officers within a particular range related to levels provided by industry peers. Rather, the Committee uses market comparisons as one factor, among many, in making compensation decisions.

Other Factors

Other factors considered when making individual compensation decisions for named executive officers include individual contribution and performance, reporting structure, complexity and importance of the executive’s role and responsibilities, leadership and growth potential. In the case of our named executive officers who have served the Company for more than a year, the compensation committee also considers (a) the performance of the Company during the year(s) during which he or she has held his or her position and (b) the anticipated level of difficulty of replacing him or her with someone of comparable experience and skill.

Policy Regarding Tax Deduction for the Company

When consistent with the compensation philosophy discussed above, the compensation committee seeks to structure its compensation programs such that compensation paid thereunder will be tax deductible by the Company to the maximum extent possible. Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally disallows a tax deduction to public corporations for compensation over $1 million paid for any calendar year to the corporation’s CEO and four other most highly compensated executive officers as of the end of the calendar year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met, including if the compensation is paid pursuant to qualified performance-based compensation plans approved by the Company’s stockholders. The Committee designs certain components of named executive officer compensation to permit full deductibility. To this end, in March 2007, the Committee approved the Company’s 2007 Senior Executive Annual Bonus Plan and such plan received stockholder approval at the 2007 annual meeting of stockholders. In order for the bonuses to be paid to those named executive officers who are participants under the plan and whose aggregate salary and bonus would exceed $1 million, certain performance target(s) set for each calendar year will need to be met. The Committee believes, however, that stockholder interests are best served by not restricting the Committee’s discretion and flexibility in crafting compensation programs and in making certain compensation awards, even though such programs or awards may result in certain non-deductible compensation expenses. Accordingly, the Committee has also approved elements of compensation for certain named executive officers that are not fully deductible.

Elements of Compensation, Why the Company Chooses to Pay Each Element and the Company’s 2009 Practices

The Company’s practices with respect to its three key compensation elements identified above (i.e. base salary, annual incentive bonus and long-term incentive compensation), as well as other elements of compensation, are set forth below, followed by a discussion of the specific factors considered in determining key elements of our named executive officers’ calendar year 2009 compensation.

Base Salary for Named Executive Officers

Purpose. In general, the level of base salary is intended to provide appropriate base pay to our named executive officers, taking into account the competitive employment market for comparable positions, as well as each individual’s job responsibilities, experience, historical contribution to our success and unique value and, when appropriate, the recommendations of Mr. Suleman (except in the case of his own compensation).

Considerations. Minimum salaries for two named executive officers (Mr. Suleman and Ms. Orr) are determined by employment agreements or arrangements for those officers. Where not specified by contract, salaries are generally reviewed annually. The minimum salaries specified in the employment agreements, the amount of any increase over these minimums and salaries for named executive officers whose salaries are not specified in an agreement are determined by the Committee based on a variety of factors, including: the nature and responsibility of the executive’s position; the expertise of the executive and the executive’s contributions and importance to the Company; the nature and extent of the executive’s other forms of compensation; the executive’s historical compensation; the competitiveness of the market for the executive’s services and, to the extent available, salary ranges for persons in comparable positions at comparable companies; and the recommendations of Mr. Suleman (except in the case of his own compensation).

Determinations as to appropriate base salaries of our named executive officers historically have not depended upon the application of a particular formula or the use of designated benchmarks. In setting base salaries, the Committee considers the importance of linking a high proportion of named executive officers’ compensation to performance in the form of the annual incentive bonus and long-term stock-based compensation, which are both tied to both Company and individual performance measures.

Calendar Year 2009 Decisions. Among the named executive officers, all but Ms. Ellis and Ms. Stratford are employed pursuant to agreements described under “Summary of Employment Arrangements and Potential Payments Upon Termination or Change in Control” below. During 2009, the compensation committee previously approved (i) the base salary for Mr. Taylor, the Company’s CFO, to increase from $320,000 for 2008 to $360,000 for 2009 and (ii) the base salary for Ms. Orr, the Company’s General Counsel, to increase from $325,000 to $350,000 as of May 2009 pursuant to the terms of her employment agreement entered into by the Company. While agreeing to honor the previously agreed upon salary increases, in January 2009, the compensation committee approved (i) a 10% reduction in base salary for Mr. Suleman (CEO), (ii) a 5% reduction in base salary for Ms. Ellis, the Company’s COO, and Ms. Stratford, the Senior Vice President of Finance and Administration, and (iii) a 5% reduction in base salary for Mr. Taylor and Ms. Orr (with her consent and modification of her employment agreement) off the increased 2009 base salary amounts.

Annual Bonus Incentives for Named Executive Officers

Purpose. The Company’s compensation program generally provides for an annual bonus that is linked to both Company and individual performance. The objective of the program is to compensate named executive officers based on the achievement of specific goals that are intended to correlate closely with growth of long-term stockholder value.

Considerations. Cash bonuses are generally paid based on the achievement of individual objectives that are also considered along with the Company’s performance as a whole. In certain cases, bonuses (either a minimum amount or specified percentage of base salary) have been guaranteed based on the compensation package negotiated at the time an executive’s employment commenced, in all cases subject to the final determination of the Board or Committee. The compensation committee establishes a target bonus for all named executive officers based, in part, upon the recommendation of the CEO (except in the case of his own compensation). Target bonuses vary in relation to each executive’s responsibilities. The target bonus takes into account all factors that the compensation committee deems relevant, which may include (but is not limited to) a review of peer group compensation both within the radio broadcasting industry and more broadly. The individual performance measures enable the Committee to play a more proactive role in identifying performance objectives and accomplishments beyond purely financial measures, including, for example, exceptional performance of each named executive officer’s functional responsibilities as well as leadership, creativity and innovation, collaboration, diversity initiatives, growth initiatives and other activities that are critical to driving long-term value for stockholders. With respect to all of the named executive officers, other than those guaranteed by contract, the Committee retains discretion, in appropriate circumstances, to grant a bonus which is less than the target bonus or no bonus at all. All named executive officers are eligible for consideration by the Committee for annual bonuses based upon the named executive officer’s performance.

Calendar Year 2009 Decisions. Consistent with our approach described above for establishing target bonuses, we established the target bonus level for Mr. Suleman of up to $2 million to be earned as of December 31, 2009. Mr. Suleman is a party to an employment contract containing contractual obligations with respect to his annual target bonuses. In addition, consistent with our approach described above for establishing target bonuses, we established the target bonus levels for Ms. Ellis at $200,000 to be earned as of December 31, 2009 and Ms. Orr at $150,000 to be earned on an annual cycle commencing in May, pursuant to the terms of her employment contract. The target bonus for the remaining executive officers would be at least what they received the prior year, if not more.

For 2008, the compensation committee primarily looked to the Company’s overall performance for the year and followed the recommendation of Mr. Suleman that no annual bonuses be awarded, with one exception. For 2008, the compensation committee awarded only one bonus to Ms. Ellis in the amount of $100,000, based upon Mr. Suleman’s recommendation, which was paid to Ms. Ellis in 2009, as set forth in the Summary Compensation Table.

To evaluate whether performance based bonuses were merited for 2009, the compensation committee primarily looked to the Company’s overall performance for the year as compared to the market place and the Company’s applicable competitors and the recommendation of Mr. Suleman (for all executive officers other than himself). The compensation committee agreed that, if permissible, it would approve and pay performance bonuses for the Company’s executive officers for 2009 based upon (i) the compensation committee’s certification that the applicable performance criteria had been met, (ii) the overall performance of the executive officers in each of their respective positions, and (iii) other factors, including but not limited to the additional work necessary to adequately prepare the Company for a Chapter 11 filing. Although the compensation committee has certified the applicable performance criteria has been met, the Company has not paid the 2009 annual bonuses to any executive officer, but has authorized the following bonus amounts: $2 million to Mr. Suleman; $200,000 to Ms. Ellis; $200,000 to Mr. Taylor; $200,000 to Ms. Orr; and $125,000 to Ms. Stratford. The approval of the bankruptcy court is required for these performance bonuses to be paid.

Long-Term Incentive Compensation

Purpose. The Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan (also referred to from time to time by the Company as the Amended and Restated 2002 Long-Term Incentive Plan) (as amended from time to time, the “Long-Term Incentive Plan”) is the plan used by the Company to provide long-term incentives to our named executive officers. The objective of the program is to align compensation for our named executive officers over a multi-year period directly with the interests of stockholders of the Company by motivating and rewarding creation and preservation of long-term stockholder value. We also use long-term incentive awards as a means of furthering the objectives of our business plans and long-term Company goals, tying a portion of the executive compensation to Company performance, and attracting and retaining talented leadership.

Considerations. The compensation committee determines the number of incentive awards granted to our named executive officers on an individual, discretionary basis. The level of long-term incentive compensation generally is determined based on any contractual requirements (such as pursuant to an existing employment agreement), total compensation provided to named executive officers, the goals of the compensation program described above, discussions with outside advisors, market data on total compensation packages, the value of long-term incentive grants at targeted external companies, total stockholder return, share usage and stockholder dilution and, except in the case of the awards to Mr. Suleman, the recommendations of Mr. Suleman. With the exception of newly-hired employees, the compensation committee generally makes awards during the first quarter of the year. The compensation committee schedule is generally determined in advance, and the proximity of any awards to earnings announcements or other market events is coincidental. There were no incentive awards granted during the calendar year 2009.

Equity Awards and Related Tax and Accounting Considerations. Historically, the primary form of equity compensation that the Company awarded consisted of non-qualified stock options because of the favorable accounting and tax treatments for the Company. Beginning in 2006, however, the accounting for stock options changed as a result of new FASB guidance, making the accounting treatment of stock options less attractive. As a result, the compensation committee assessed the desirability of granting shares of restricted stock to our named executive officers and concluded that restricted stock likely would be an equal if not greater motivating form of incentive compensation while permitting the Company to issue fewer shares, thereby reducing potential dilution. These vehicles, each of which is described in more detail below, reward stockholder value creation in slightly different ways. Stock options (which have exercise prices equal to the market price at the date of grant) reward named executive officers only if the stock price increases. Restricted stock is impacted by all stock price changes, so the value to named executive officers is affected by both increases and decreases in stock price.

Stock Options. The long-term incentive program calls for stock options to be granted with exercise prices of not less than fair market value of the Company’s stock on the date of grant. With rare exceptions made by the compensation committee, the stock options grants vest ratably over four years, based on continued employment. The compensation committee will not grant stock options with exercise prices below the fair market value on the date of grant and will not reduce the exercise price of stock options (except in connection with adjustments to reflect recapitalizations, stock or extraordinary dividends, stock splits, mergers, spin-offs and similar events permitted by the relevant plan) without stockholder approval. New option grants to named executive officers normally have a term of ten years.

Unless otherwise set forth in a named executive officer’s notice of stock option grant, if there is any change in the stock subject to an option or in the corporate structure of the Company, through merger, consolidation, division, share exchange, combination, reorganization, recapitalization, stock dividend, stock split, spinoff, split up, extraordinary dividend, dividend in kind or other similar change in the corporate structure or distribution to stockholders, a reclassification or any similar occurrence, the terms of the stock option (including, without limitation, the number and kind of shares subject to the option and the exercise price) may be adjusted by the compensation committee in its sole discretion pursuant to the terms of the Long-Term Incentive Plan.

Restricted Stock. Restricted stock awards may be subject to either “time-based” or both “time-based” and “performance-based” vesting conditions. For “time-based” stock to be earned, the named executive officer must be continuously employed by the Company through the applicable vesting date. For “performance-based” stock to be earned, the named executive officer and/or Company must achieve certain performance goals within the particular vesting period covered by the award and the named executive officer must also be continuously employed with the Company through the applicable vesting date. The performance goals that we will use going forward to measure Company and individual performance were approved by our stockholders at the 2007 annual meeting of stockholders, and awards that are dependent upon achieving these performance goals are not generally subject to the adverse tax consequences described above relating to Section 162(m). Such performance-based shares of restricted stock are sometimes referred to herein as “performance shares.”

Calendar Year 2009 Decisions. No stock options or restricted stock awards were granted to any executive officers in calendar year 2009.

Chief Executive Officer Long-Term Incentive Awards

In May 2008, the Committee acknowledged that Mr. Suleman had voluntarily waived his annual bonuses for calendar years 2006 and 2007 and that for calendar year 2007, he received no equity grant from the Company. Thus, the Committee granted Mr. Suleman the following equity awards in 2008:

(a) a time-based grant of 2,000,000 shares of restricted stock, which shall vest in one-third (1/3) installments annually on each of the first, second, and third anniversaries of the date of grant if (subject to the terms and conditions of the grant agreement) he is continuously employed by the Company through the applicable vesting date; and

(b) a performance-based grant of 2,000,000 shares of restricted stock, which shall vest in a single tranche, subject to the specific terms and conditions of the grant agreement, provided that the Committee certifies in writing that the performance objective has been achieved on or before seven (7) years after the date of grant and provided that Mr. Suleman (subject to the terms and conditions of the grant agreement described below) satisfies the continuous employment requirement. The performance objective shall be to increase the per share price for the Company’s common stock, as established by the closing price on the NYSE, for at least five (5) consecutive trading days to at least $7.50 or more per share (the “Per Share Target”). The Committee shall equitably adjust the Per Share Target to reflect any stock dividend, stock split, reverse stock split, or extraordinary dividend or distribution that occurs after the date of grant and before the award vesting date.

Effective April 1, 2009, Mr. Suleman voluntarily cancelled both (i) the 2,000,000 shares of restricted stock with solely time-based vesting conditions and (ii) the 2,000,000 shares of restricted stock with both performance-based and time-based vesting conditions.

Other Performance-Based Restricted Stock Grants and Vesting of Prior Performance-Based Awards

In June 2008, the Committee made customary annual grants to some of the named executive officers, upon recommendation of the CEO. Specifically, the Committee approved a performance-based equity grant of 125,000 shares to Ms. Ellis that vests ratably over a three-year period, subject to continuous employment with the Company through the applicable vesting date and subject to the same performance criteria as previously utilized for the twelve-month performance period commencing as of July 1, 2008. Effective November 13, 2009, Ms. Ellis voluntarily cancelled 41,667 of the 125,000 shares of restricted stock with performance-based and time based vesting conditions.

In March 2007, the Committee approved a grant of 100,000 performance shares to our COO, subject to the satisfaction of performance goals, which relate to the Company’s attainment of the same revenue-related performance objectives during the applicable twelve-month period as the goals described above related to the grants made in 2006. After the end of the twelve-month period, the Committee determined the performance goals for the twelve-month period under the performance-based awards were met for 2007; therefore, 33,334 shares under Tranche A of the March 2007 grant to the COO of a 100,000 performance share award vested in 2008. Additionally, 33,333 shares under Tranche B of the March 2007 grant to the COO were approved for vesting in March 2009. Effective March 25, 2010, 33,333 shares under Tranche C of the March 2007 performance share award were voluntarily canceled by Ms. Ellis.

Stock Ownership. Although the Company has chosen to award shares of restricted stock, stock options and other forms of equity awards to its named executive officers and other employees, the Company does not have equity or other security ownership requirements. As persons with access to material non-public information regarding the Company, our named executive officers, like all of our employees and directors, are restricted in their ability to trade our securities in accordance with applicable law, our Company’s securities trading policy and the guidelines contained in our Code of Business Conduct and Ethics, which is available at www.citadelbroadcasting.com under “Investor Relations” where you can click on the link to “Corporate Governance.”

Benefits and Perquisites

The Company provides named executive officers with perquisites and other benefits that the Company and the Committee believe are reasonable and consistent with the overall executive compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the level of perquisites and other personal benefits provided to named executive officers. With limited exceptions, named executive officers receive perquisites and benefits that are substantially the same as those offered to other officers of the Company. The Company may also make available to Mr. Suleman use of the corporate aircraft for business purposes. In December of 2009, the Company terminated its lease for the partial use of a corporate aircraft. On occasion, the corporate aircraft may be used by Mr. Suleman for personal purposes. Historically, the cost of such personal use of the aircraft is either reimbursed by Mr. Suleman or included as compensation to him. For 2009, Mr. Suleman reimbursed the Company for these costs. Mr. Suleman and Ms. Ellis are provided with use of Company vehicles and/or parking for business use.

Named executive officers also participate in our other benefit plans on the same terms as other employees. These plans include medical, vision and dental insurance, life and disability insurance, and flexible spending accounts relating to health care and dependents. Named executive officers also participate in the Company’s 401(k) retirement savings plan, which is discussed below under “Severance, Retirement and Change in Control Benefits” and on a case-by-case basis are reimbursed for work-related transportation costs. For additional information on the benefits and/or perquisites available to named executive officers, see the text following the Summary Compensation Table below.

Severance, Retirement and Change in Control Benefits

The Company believes that it is important in some instances to protect its named executive officers in the event of a change in control of the Company (a “Change in Control”) and provide them benefits under certain other circumstances if their employment with the Company is terminated. Further, it is the Company’s belief that the interests of stockholders will be best served if the interests of our senior management are aligned with them, and providing change in control benefits increases the likelihood that senior management will pursue potential change in control transactions, if any, that may be in the best interests of our stockholders. In general, the Company has negotiated change in control benefits with our senior officers who have negotiated for such benefits as part of the terms of their employment. Two of the Company’s current named executive officers, Mr. Taylor (CFO) and Ms. Orr (Vice President, General Counsel, and Secretary) have entered into employment agreements or arrangements with the Company that include severance and change in control provisions in the event of termination of such individual’s employment with the Company under certain circumstances. The components of any change in control benefits have been negotiated on an individual and discretionary basis and are based on a myriad of considerations, including the nature and responsibility of the executive’s position, the expertise of the executive and the executive’s contributions and importance to us, the competitiveness of the market for the executive’s services and, to the extent available, change in industry standards or practices for persons in comparable positions at comparable companies, as well as the recommendations of Mr. Suleman except in the case of his own benefits. The change in control agreements we currently have in place with named executive officers are described below in the narrative entitled, “Summary of Employment Arrangements and Potential Payments Upon Termination or Change in Control.”

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, which ended on December 31, 2009, the compensation committee was comprised of Michael A. Miles, Herbert J. Siegel (served through May 22, 2009) and Wayne T. Smith. None of those members is or has been an officer or employee of the Company, and no executive officer of the Company served on the compensation committee or board of any entity that employed any member of the Company’s compensation committee or Board of Directors. Item 13. “Certain Relationships and Related Transactions, and Director Independence” includes a description of the relationships of Messrs. Miles, Siegel and Smith to FL&Co., and of FL&Co. to the Company.

Report of the Compensation Committee

We have reviewed and discussed this Compensation Discussion and Analysis section with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Submitted by:	Michael A. Miles, Chairperson
Wayne T. Smith

Summary Compensation Table

The table below summarizes the total compensation earned by each of the named executive officers for the fiscal years ended December 31, 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Farid Suleman,	2009	1,135,417	—		—		—	N/A	N/A	90	(2)	1,135,507
CEO (principal executive officer)	2008	1,250,000	—		4,819,642	(3)	—	N/A	N/A	12,248	(4)	6,081,890	(3)
Judith A. Ellis,	2009	477,084	—		—		—	N/A	N/A	90	(5)	477,174
chief operating officer	2008	500,000	100,000		152,500	(6)	—	N/A	N/A	2,340	(7)	754,840
Jacquelyn J. Orr,	2009	324,948	—		—		—	N/A	N/A	90	(5)	325,038
vice president, general counsel and secretary	2008	315,625	56,250	(8)	42,700	(9)	—	N/A	N/A	2,340	(7)	416,915
Patricia Stratford,	2009	190,833	—		—		—	N/A	N/A	90	(5)	190,923
principal financial officer through May 26, 2006 and senior vice president—finance and administration	2008	193,750	—		42,700	(9)	—	N/A	N/A	2,340	(7)	238,790
Randy L. Taylor,	2009	337,000	—		—		—	N/A	N/A	90	(5)	337,090
senior vice president—finance and chief financial officer (10)	2008	306,667	—		73,200	(11)	—	N/A	N/A	2,340	(7)	382,207

(1)	The amounts reported in these columns for each named executive officer reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. No adjustments were necessary to comform amounts disclosed for prior years, since the methodology used for restricted stock equity awards is consistent with new SEC requirements. For assumptions used in determining these values, see Note 14 to the consolidated financial statements within Item 8. “Financial Statements and Supplementary Data.”
(2)	Included in other compensation is $90 premium for term life insurance.
(3)	Stock award compensation of $4,819,642 is comprised of $3,440,000 related to 2,000,000 shares of restricted stock with solely time-based vesting conditions and $1,379,642 related to 2,000,000 shares of restricted stock with both performance-based and time-based vesting conditions. Effective April 1, 2009, Mr. Suleman voluntarily cancelled both (i) the 2,000,000 shares of restricted stock with time-based vesting conditions and (ii) the 2,000,000 shares of restricted stock with performance-based and time-based vesting conditions. Therefore, the equity compensation of $4,819,642 reflected above under “stock award” will not be received by Mr. Suleman. Thus, excluding these equity grants, the actual compensation received by Mr. Suleman for 2008 was $1,262,248.

(4)	Included in other compensation is $9,908 representing the value of personal benefit of use of the corporate aircraft, $2,250 for matching contributions to Citadel Broadcasting Company 401(k) Retirement Savings Plan and $90 premium for term life insurance.
(5)	Included in other compensation is $90 premium for term life insurance.
(6)	Stock award compensation is related to 125,000 shares of restricted stock granted on June 27, 2008 at a closing stock price of $1.22 that will vest subject to certain performance objectives. However, in November of 2009, Ms. Ellis voluntarily cancelled 41,667 shares that were scheduled to vest during 2009. Therefore, $50,834 of equity compensation related to the cancelled shares that is reflected in the $152,500 above under “stock award” was not received by Ms. Ellis. Thus, excluding the cancelled shares, her actual compensation related to stock awards for 2008 was $101,666.
(7)	Included in other compensation is $2,250 for matching contributions to Citadel Broadcasting Company 401(k) Retirement Savings Plan and $90 premium for term life insurance.
(8)	As Ms. Orr’s bonus is paid on a cycle running from May 2007 to May 2008, she was paid a bonus of $56,250 in calendar year 2008 from the prior year’s award.
(9)	Stock award compensation is related to 35,000 shares of restricted stock granted on June 27, 2008 at a closing price of $1.22.
(10)	Mr. Taylor became an executive officer effective November 6, 2006. He was appointed Chief Financial Officer of the Company effective February 29, 2008.
(11)	Stock award compensation is related to 60,000 shares of restricted stock granted on June 27, 2008 at a closing price of $1.22.

Grants of Plan-Based Awards Table

There were no plan-based awards granted to any named executive officers in the fiscal year ended December 31, 2009.

Summary of Employment Arrangements and Potential Payments Upon Termination or Change in Control

Messrs. Suleman and Taylor and Ms. Orr are each party to an employment agreement with the Company that provides for minimum amounts of compensation and, in some instances, for payments and benefits upon certain terminations of employment and/or a Change in Control. In addition, certain of our executive officers have received grants of restricted stock, performance shares and stock options that vest in full in the event of the executive officer’s termination due to death or disability, by the Company without “cause” (as defined in the relevant agreement) or termination for “good reason” (as defined in the relevant agreement).

Mr. Suleman’s Employment Arrangements

Farid Suleman is party to an employment letter originally, dated February 15, 2002, which was subsequently modified by the Committee effective as of September 20, 2005. Pursuant to this employment letter, Mr. Suleman’s annual salary is $1.25 million per year and is subject to annual review and adjustment by the Committee. In addition, Mr. Suleman is eligible to receive an annual bonus of up to $2 million, payable pursuant to the Company’s 2008 Senior Executive Annual Bonus Plan. The employment letter does not provide Mr. Suleman with any entitlement to benefits upon his termination of employment or due to a Change in Control. Mr. Suleman’s employment is “at will.” In January 2009, the Compensation Committee approved a 10% reduction in base salary for Mr. Suleman.

In addition, the terms of outstanding awards of performance shares held by Mr. Suleman provide for the accelerated vesting of these awards if Mr. Suleman’s employment were to be terminated due to his death or disability, by the Company without “cause” (as defined in the equity grant agreements) or by Mr. Suleman with “good reason” (as defined in the equity grant agreement). Mr. Suleman did not have any unvested performance shares or restricted stock at December 31, 2009.

Mr. Taylor’s Employment Arrangements

The material terms of Mr. Taylor’s employment are set forth in a letter agreement, dated August 29, 2006, between him and the Company and a confirmatory memorandum, dated November 6, 2006. Commencing with the start of employment, Mr. Taylor was to be paid a base salary at an annual rate of $240,000. He was also eligible to receive an annual cash bonus of up to 30% of his annual salary, the payment of which shall be based upon (i) his individual performance as evaluated by the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s overall performance. The payment of such bonus, if any, was not guaranteed.

On February 27, 2008, the Committee approved a salary increase for Mr. Taylor, consistent with his appointment to the positions of Chief Financial Officer and principal financial officer, effective February 29, 2008. Under the terms of this salary arrangement, Mr. Taylor’s annual salary will be $320,000 during the first year of such employment, $360,000 during the second year of such employment and $400,000 during the third year of such employment. Mr. Taylor will continue to be eligible for an annual discretionary bonus. The payment of such bonus, if any, is not guaranteed. Mr. Taylor also is eligible to participate in the packages for health insurance, dental, vision, disability, a matching 401K program and other welfare benefits offered by the Company to other employees. In January 2009, the Compensation Committee approved a 5% reduction in base salary for Mr. Taylor.

Mr. Taylor’s employment is “at will.” In the event that his employment is terminated without cause, in exchange for a release in a form acceptable to the Company, he shall receive twelve weeks of his then annual base salary.

The value of these benefits assuming Mr. Taylor’s termination without “cause” on December 31, 2009 was approximately $83,000. In addition, upon Mr. Taylor’s termination due to his death or disability, by the Company without “cause” (as defined in the equity grant agreements) or by Mr. Taylor with “good reason” (as defined in the equity grant agreements), all unvested equity awards would have become vested. Based on the value of our stock on December 31, 2009, the value of Mr. Taylor’s unvested shares of restricted stock was $850.

Ms. Orr’s Employment Arrangements

The term of Ms. Orr’s employment commenced on May 15, 2006. Pursuant to the terms of a term sheet agreed upon at that time, during her employment as Vice President, General Counsel and Secretary of the Company, Ms. Orr received an annual base salary in the amount of $300,000 during her second year of employment (from May 15, 2007 to May 14, 2008). Ms. Orr was also eligible to receive an annual bonus for each year completed during the term of her employment, which will be subject to review by the Committee of Ms. Orr’s performance. Ms. Orr’s target incentive bonus opportunity during her second year of employment was between $75,000 and $100,000. In the event Ms. Orr’s employment had been terminated for any reason other than “for cause,” within one year of the closing of the Merger transaction contemplated by the ABC Radio Merger Agreement (which occurred on June 12, 2007), then (i) Ms. Orr would have received a severance payment in the amount of one year of Ms. Orr’s then current base salary and (ii) all outstanding shares of restricted stock held by Ms. Orr would have immediately vested.

On August 11, 2008, the Company entered into a new compensation agreement with Ms. Orr with respect to her employment as Vice President, General Counsel and Secretary of the Company. Ms. Orr shall receive an annual base salary in the amount of $325,000 from May 16, 2008 to May 15, 2009 and an annual base salary in the amount of $350,000 from May 16, 2009 to May 15, 2010. Ms. Orr voluntarily agreed in January of 2009, however, to a 5% reduction in base salary, and her employment was amended to reflect this reduction. Ms. Orr will also be eligible to receive an annual bonus for each year completed during the term of her employment, which will be subject to review by the Compensation Committee of Citadel’s Board of Directors of Ms. Orr’s performance. Ms. Orr’s target incentive bonus opportunity will be $150,000 in each of the two years. If Ms. Orr should (i) resign for “good reason” (defined as in each case without the agreement of Ms. Orr (1) any material diminution of authority, duties or responsibilities, or removal from such position, excluding for this purpose (x) termination of her employment for cause or temporarily as a result of her illness, disability, incompetency or other absence or (y) an isolated, insubstantial and inadvertent action not taken in bad faith and that is remedied by the Company promptly after receipt of notice thereof given by Ms. Orr; or (2) any material diminution of her annual base salary or annual bonus opportunity; or (3) relocation of the Company’s New York executive offices to a location outside Manhattan) or (ii) be terminated by Citadel for any reason other than “cause,” then she shall receive one year of her then current salary, a pro-rated portion of her target incentive bonus for that year, and all outstanding shares of restricted stock shall immediately vest.

The value of these benefits assuming Ms. Orr’s termination without “cause” on December 31, 2009 was approximately $444,000. In addition, upon Ms. Orr’s termination due to her death or disability, by the Company without “cause” or by Ms. Orr with “good reason,” all unvested equity awards would have become vested. Based on the value of our stock on December 31, 2009, the value of Ms. Orr’s unvested shares of restricted stock was $633, which is included in the $444,000 above.

Ms. Ellis’ Equity Awards

With the exception of outstanding equity awards, Ms. Ellis is not a party to any agreements that provide benefits upon a Change in Control. Upon Ms. Ellis’ termination due to her death or disability, by the Company without “cause” and/or by Ms. Ellis with “good reason” (as defined in the equity grant agreements), her unvested shares of restricted stock would have become vested. Based on the value of our stock on December 31, 2009, the value of Ms. Ellis’ unvested performance shares was $2,333.

Ms. Stratford’s Equity Awards

With the exception of outstanding equity awards, Ms. Stratford is not a party to any agreements that provide benefits upon a Change in Control. Upon Ms. Stratford’s termination due to her death or disability, by the Company without “cause” (as defined in the equity grant agreements) or by Ms. Stratford with “good reason” (as defined in the equity grant agreements), her unvested shares of restricted stock would have become vested. Based on the value of our stock on December 31, 2009, the value of Ms. Stratford’s unvested shares of restricted stock was $633.

Outstanding Equity Awards at Fiscal Year End Table

The table below summarizes the awards under the Company’s equity incentive plans for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2009.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable		Unexercisable
Farid Suleman	450,000	(1)	—	—	13.64	2/24/2015	—		—	—		—
Judith A. Ellis	100,000	(2)	—	—	16.00	2/15/2013	—		—	—		—
	125,000	(3)	—	—	19.20	2/3/2014	—		—	—		—
	125,000	(1)	—	—	13.64	2/24/2015	—		—	—		—
	—		—	—	—	—	—		—	33,333	(5)	667
	—		—	—	—	—	—		—	83,333	(6)	1,667
Jacquelyn J. Orr	—		—	—	—	—	8,333	(7)	167	—		—
	—		—	—	—	—	23,333	(8)	467	—		—
Patricia Stratford	10,000	(4)	—	—	16.00	5/23/2013	—		—	—		—
	10,000	(3)	—	—	19.20	2/3/2014	—		—	—		—
	15,000	(1)	—	—	13.64	2/24/2015	—		—	—		—
	—		—	—	—	—	8,333	(7)	167	—		—
	—		—	—	—	—	23,333	(8)	467	—		—
Randy L. Taylor	—		—	—	—	—	2,500	(7)	50	—		—
	—		—	—	—	—	40,000	(8)	800	—		—

(1)	Stock options vest in four equal portions annually on February 24, 2006, 2007, 2008 and 2009.
(2)	Stock options vest in four equal portions annually on February 15, 2004, 2005, 2006 and 2007.
(3)	Stock options vest in four equal portions annually on February 3, 2005, 2006, 2007 and 2008.
(4)	Stock options vest in four equal portions annually on May 23, 2004, 2005, 2006 and 2007.
(5)	Shares were scheduled to vest in March 2010, subject to the Company’s satisfaction of certain performance objectives and continuous employment with the Company through the vesting dates. However, effective March 25, 2010, Ms. Ellis voluntarily cancelled the 33,333 shares of performance-based restricted stock.

(6)	Shares vest in two equal portions annually on June 27, 2010, and 2011 and are subject to the Company’s satisfaction of certain performance objectives and continuous employment with the Company through the vesting dates.
(7)	Shares vest on March 22, 2010.
(8)	Shares vest in two equal portions annually on June 27, 2010 and 2011.

Option Exercises and Stock Vested Table

The table below summarizes vesting of shares of nonvested stock during the year ended December 31, 2009. There were no exercises of stock options during the year ended December 31, 2009.

		Option Awards		Stock Awards
	Vesting Date	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Judith A. Ellis (1)	3/22/2009	N/A	N/A	33,333	2,733
Jacquelyn J. Orr	3/22/2009	N/A	N/A	8,333	700
	5/15/2009	N/A	N/A	8,333	958
	6/27/2009	N/A	N/A	11,667	420
Patricia Stratford	3/22/2009	N/A	N/A	8,333	700
	6/27/2009	N/A	N/A	11,667	420
Randy L. Taylor	3/22/2009	N/A	N/A	2,500	210
	6/27/2009	N/A	N/A	20,000	720
	11/6/2009	N/A	N/A	3,333	425

(1)	Ms. Ellis voluntarily cancelled 41,667 shares of performance-based restricted stock that were scheduled to vest on June 27, 2009.

Director Compensation Table

The table below provides information concerning the compensation of the Company’s directors for the fiscal year ended December 31, 2009. The table below does not include information with respect to the Company’s chairman of the Board and CEO, Mr. Suleman, as he is also a named executive officer of the Company. Mr. Suleman is not compensated for his service as a director of the Company.

Name	Fees Paid ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Anthony Forstmann	50,000	—	—	—	—	—	50,000
Theodore J. Fortsmann	—	—	—	—	—	—	—
Michael A. Miles	72,500	—	—	—	—	—	72,500
Michael J. Regan	72,500	—	—	—	—	—	72,500
Thomas V. Reifenheiser	67,500	—	—	—	—	—	67,500
Herbert J. Siegel (1)	32,500	—	—	—	—	—	32,500
Wayne T. Smith	72,500	—	—	—	—	—	72,500

(1)	Mr. Siegel resigned from the Board of Directors effective on May 22, 2009.
(2)	Effective May 24, 2006, in consideration for his services as a member of the Company’s Board of Directors, each Director receives an annual fee of $50,000, $2,500 for each committee meeting he attends, and $5,000 annually if he serves as a committee chairperson. The Company does not compensate committee members for every meeting attended; rather, compensation is paid to committee members based upon attendance at certain predetermined meetings.

(3)	The aggregate number of unvested stock awards held by each director as of December 31, 2009 is as follows:

J. Anthony Forstmann	—
Michael A. Miles	—
Michael J. Regan	3,333
Thomas V. Reifenheiser	6,666
Herbert J. Siegel	—
Wayne T. Smith	—

(4)	The aggregate number of stock option awards held by each director as of December 31, 2009 is as follows:

J. Anthony Forstmann	50,000
Michael A. Miles	60,000
Michael J. Regan	—
Thomas V. Reifenheiser	—
Herbert J. Siegel	—	*
Wayne T. Smith	—

(*Note: Mr. Siegel resigned from the Board of Directors of the Company as of May 22, 2009; therefore, the expiration date of his vested stock options occurred on July 21, 2009.)

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following tables set forth, as of December 31, 2009, the number of shares of common stock that are issuable upon the exercise of stock options outstanding and upon vesting of nonvested shares of common stock or common stock units of the Company under the Long-Term Incentive Plan and the Walt Disney Company Rollover Equity Agreements (the “ABC Rollover Plan”).

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights
Equity Compensation Plans Approved by Stockholders
2002 Long-Term Incentive Plan	3,272,175	$6.30
ABC Rollover Plan	5,046,067	$3.19
Equity Compensation Plans Not Approved by Stockholders
None	—	—

Total	8,318,242

Plan Category	Number of Shares to be Issued Upon Vesting of Nonvested Shares or Nonvested Share Units	Weighted Average Grant Date Fair Value
Equity Compensation Plans Approved by Stockholders
2002 Long-Term Incentive Plan	1,357,828	$2.27
ABC Rollover Plan	581,857	$5.90
Equity Compensation Plans Not Approved by Stockholders
None	—	—

Total	1,939,685

As of December 31, 2009, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the 2002 Long-Term Incentive Plan and the ABC Rollover Plan was 10.5 million and 7.9 million, respectively, not including shares underlying outstanding grants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth information regarding the beneficial ownership of the common stock of the Company. The table includes:

•	each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company;

•	each of the Company’s current directors, nominees for election as a director and each other person who served as a director in 2009;

•	each current executive officer of the Company named in the summary compensation table and each other person who served as an executive officer in 2009; and

•	all such directors and all executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock of the Company beneficially owned by them, except to the extent this power may be shared with a spouse. Unless indicated below, the address for each individual listed below is City Center West, 7201 West Lake Mead Boulevard, Suite 400, Las Vegas, Nevada 89128.

As of March 19, 2010, there were 265,776,874 shares of common stock of the Company outstanding.

	Shares Beneficially Owned (1)
Name	Number	Percent
5% Stockholders:
Forstmann Little & Co. Equity Partnership-VI, L.P. (2)	34,484,608	12.98%
Forstmann Little & Co. Equity Partnership-VII, L.P. (2)	11,064,880	4.16%
Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P. (2)	21,662,812	8.15%
Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P. (2)	9,065,403	3.41%
Amalgamated Gadget, L.P. (3)	18,325,000	6.89%

Directors:
Farid Suleman (2)(4)(5)	4,620,406	1.74%
J. Anthony Forstmann (2)(6)	60,000	*
Theodore J. Forstmann (2)	76,277,703	28.70%
Michael A. Miles (2)(7)	570,000	*
Thomas Reifenheiser (8)	110,000	*
Herbert J. Siegel (9)	10,000	*
Wayne T. Smith (2)	1,075,000	*
Michael J. Regan (10)	35,000	*

Other Executive Officers:
Judith A. Ellis (11)	640,868	*
Jacquelyn J. Orr (12)	69,251	*
Patricia Stratford (13)	123,184	*
Randy L. Taylor (14)	123,385	*
All Directors and Named Executive Officers as a Group (12 persons)(15)(16)	83,714,797	31.39%

*	Less than 1%.
(1)	A person or group of persons is deemed to have “beneficial ownership” of any shares of common stock of Citadel when a person or persons has the right to acquire them (for example, upon exercise of an option) within 60 days after the date as of which the information is provided. For purposes of computing the percentage of outstanding shares of common stock of Citadel held by each person or group of persons named above, any shares which a person or persons have the right to acquire within 60 days after the date of this information statement/prospectus are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in the table does not necessarily reflect the person’s actual voting power at any particular date.
(2)	The general partner of Forstmann Little & Co. Equity Partnership-VI, L.P., a Delaware limited partnership (“Equity-VI”), and Forstmann Little & Co. Equity Partnership-VII, L.P., a Delaware limited partnership (“Equity-VII”), is FLC XXXII Partnership, L.P., a New York limited partnership (“FLC XXXII”). The general partners of FLC XXXII currently are Theodore J. Forstmann, Winston W. Hutchins and Chris Davis. The general partner of Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., a Delaware limited partnership (“MBO-VII”), and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P., a Delaware limited partnership (“MBO-VIII”), is FLC XXXIII Partnership, L.P., a New York limited partnership (“FLC XXXIII”). The general partners of FLC XXXIII are Theodore J. Forstmann, Winston W. Hutchins and Chris Davis. Accordingly, each of the individuals named above, other than Ms. Davis for the reasons described below, may be deemed the beneficial owners of shares owned by Equity-VI, Equity-VII, MBO-VII and MBO-VIII and, for purposes of this table, beneficial ownership is included. Ms. Davis does not have any voting or investment power with respect to, or any economic interest in, the shares of common stock of Citadel held by Equity-VI, Equity-VII, MBO-VII or MBO-VIII; and, accordingly, Ms. Davis is not deemed to be a beneficial owner of these shares. Messrs. Theodore J. Forstmann and J. Anthony Forstmann are brothers. Michael A. Miles is a member of the Forstmann Little advisory board and is an investor in certain affiliated partnerships of Forstmann Little & Co., which give him an economic interest in certain portfolio investments, including Citadel. Messrs. J. Anthony Forstmann and Miles are special limited partners of Forstmann Little & Co. Wayne T. Smith is a limited partner in Equity VI and Equity VII, which gives him an economic interest, but no voting or investment power, in the shares of common stock of Citadel held by those entities. Accordingly, Mr. Smith is not deemed to be a beneficial owner of these shares except to the extent of any pecuniary interest therein. None of the other limited partners in each of FLC XXXII, FLC XXXIII, Equity-VI, Equity-VII, MBO-VII and MBO-VIII is otherwise affiliated with Citadel or Forstmann Little & Co. The address of FLC XXXII, FLC XXXIII, Equity-VI, Equity-VII, MBO-VII and MBO-VIII, and for J. Anthony Forstmann, Theodore J. Forstmann, Winston W. Hutchins, Chris Davis and Michael A. Miles is c/o Forstmann Little & Co., 767 Fifth Avenue, New York, New York 10153.
(3)

These shares were purchased by Amalgamated Gadget, L.P. for and on behalf of R2 Investments, LDC pursuant to an investment management agreement, whereby Amalgamated Gadget, L.P. has sole voting and dispositive power over the shares and R2 Investments, LDC has no beneficial ownership of such shares. As reported in the Schedule 13F filed with the SEC, dated February 12, 2010, Amalgamated Gadget, L.P. holds 18,325,000 shares as of December 31, 2009. The address of Amalgamated Gadget, L.P. is 301 Commerce Street, Suite 3200, Fort Worth, Texas 76102.

(4)	Includes 450,000 shares subject to options that are currently exercisable or exercisable within 60 days of March 19, 2010 and approximately 2,048 shares held in the Citadel Broadcasting Company 401(k) Retirement Savings Plan.
(5)	Mr. Suleman is the custodian for his children with respect to 20,000 shares, over which he disclaims any beneficial ownership. These shares were included for purposes of calculating Mr. Suleman's beneficial ownership interest.
(6)	Includes 50,000 shares subject to options that are currently exercisable or exercisable within 60 days of March 19, 2010.

(7)	Includes 60,000 shares subject to options that are currently exercisable or exercisable within 60 days of March 19, 2010. Pursuant to a contractual arrangement with FLC XXXII Partnership, L.P., an affiliate of Forstmann Little & Co. Equity Partnership-VI, L.P., Michael A. Miles is entitled to payment from such affiliate in respect of certain share dispositions to the extent proceeds of dispositions exceed $13.00 per share. Alternatively, Michael A. Miles may purchase such shares for $13.00 per share. These shares were not considered for purposes of calculating Michael A. Miles' beneficial ownership interests. Michael A. Miles is a member of the Forstmann Little advisory board; is a special limited partner of Forstmann Little & Co. and is an investor in certain affiliated partnerships of Forstmann Little & Co., which give him an economic interest in certain portfolio investments, including Citadel.
(8)	Includes 6,666 restricted shares that vest in two portions annually, on June 4, 2010 and 2011, subject to the director's continuous service to Citadel through the close of business on such vesting dates.
(9)	Mr. Siegel resigned from the board of directors effective May 22, 2009.
(10)	Includes 3,333 restricted shares that are contracted to vest on the 2010 annual meeting of stockholders of Citadel, subject to the director’s continuous service to Citadel through the business day immediately preceding such annual meeting.
(11)	Includes approximately 1,637 shares held in the Citadel Broadcasting Company 401(k) Retirement Savings Plan, 350,000 shares subject to options that are currently exercisable or exercisable within 60 days of March 19, 2010, 33,333 performance-based restricted shares that were scheduled to vest on March 22, 2010, subject to certain performance objectives, and 83,333 performance-based restricted shares that will vest in two equal portions on June 27, 2010 and 2011, subject to certain performance objectives. Effective March 25, 2010, Ms. Ellis voluntarily cancelled 33,333 shares of performance-based restricted stock that were scheduled to vest on March 22, 2010.
(12)	Includes approximately 716 shares held in the Citadel Broadcasting Company 401(k) Retirement Savings Plan, 8,333 restricted shares that vest on March 22, 2010 and 23,333 restricted shares that vest in two equal portions annually on June 27, 2010, and 2011, in each case subject to Ms. Orr's continuous employment with Citadel.
(13)	Includes approximately 1,332 shares held in the Citadel Broadcasting Company 401(k) Retirement Savings Plan, 35,000 shares subject to options that are currently exercisable or exercisable within 60 days of March 19, 2010, 8,333 restricted shares that vest on March 22, 2010 and 23,333 restricted shares that vest in two equal portions annually on June 27, 2010 and 2011, in each case subject to Ms. Stratford’s continuous employment with Citadel.
(14)	Includes approximately 1,727 shares held in the Citadel Broadcasting Company 401(k) Retirement Savings Plan, 2,500 restricted shares that vest on March 22, 2010 and 40,000 restricted shares that vest in two equal portions annually on June 27, 2010 and 2011, in each case subject to Mr. Taylor's continuous employment with Citadel.
(15)	Includes 945,000 shares subject to options that are currently exercisable or exercisable within 60 days after March 19, 2010.
(16)	If Herbert Siegel’s shares are not considered in the calculation of Shares Beneficially Owned by All Directors and Named Executive Officers as a Group, then the number of people is 11, the number of shares is 83,704,797 and the percent of shares is 31.38%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Review, Approval or Ratification of Related Transactions

Our directors and executive officers (and other employees) are expected to adhere to the Company’s Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is available free of charge on the Company’s website at http://www.citadelbroadcasting.com under “Investor Relations” where you can click on the link to “Corporate Governance” and the “Code of Business Conduct and Ethics.” In the event that any action arises or is proposed that would require a waiver of or a deviation from our Code of Business Conduct and Ethics, or in the event that any actual or potential conflict of interest arises involving any of our directors or executive officers, our policy requires that the matter be reported to the Company’s Board of Directors. In the event of such conflicts, the director or directors involved, if any, shall recuse themselves from any decision affecting their personal interests, and the matters are discussed and determined by the remaining uninterested directors. In the event of a conflict or concern involving our Chief Executive Officer, the uninterested non-management members of the Board discuss and determine any such matters.

Certain Relationships and Related Transactions

In June 2001, the Company was capitalized by four partnerships affiliated with FL&Co. and members of the Company’s management to acquire Citadel Communications Corporation, which was then a publicly owned company. The Company financed the acquisition by issuing its common stock to the Forstmann Little partnerships and members of management, by incurring indebtedness under a new credit facility and by issuing an aggregate of $500.0 million of subordinated debentures to two of the Forstmann Little partnerships. These partnerships immediately distributed the subordinated debentures to their respective limited partners. On February 18, 2004, the Company prepaid all of the outstanding subordinated debentures with the net proceeds from the offering by the Company of 9,630,000 shares of common stock and the issuance of $330.0 million of convertible subordinated notes.

Since the merger (the “Merger”) involving the Company, Alphabet Acquisition Corp. (a wholly-owned subsidiary of the Company), The Walt Disney Company (“Disney”), and ABC Radio Holdings, Inc. (formerly known as ABC Chicago FM Radio, Inc.), a Delaware corporation and wholly-owned subsidiary of Disney, which became effective on June 12, 2007, neither FL&Co. nor any of its affiliated partnerships has any contractual right to designate a nominee for election to the Company’s Board of Directors. In addition, the Company is no longer obligated to solicit proxies in favor of any nominees recommended by FL&Co., nor must the Company take any action to cause any nominees recommended by FL&Co. to be elected.

The Company also granted to the Forstmann Little & Co. partnerships six demand rights to cause the Company to file a registration statement under the Securities Act of 1933, as amended, covering resales of all shares of common stock of the Company held by the Forstmann Little partnerships, and to cause the registration statement to become effective. The registration rights agreement also grants “piggyback” registration rights permitting the Forstmann Little partnerships to include their registrable securities in a registration of securities by the Company. Under the agreement, the Company will pay the expenses of these registrations.

The Company reimburses FL&Co. for expenses paid on the Company’s behalf and receives reimbursements from FL&Co. for expenses paid by the Company on its behalf, including travel and related expenses, and office and other miscellaneous expenses. During the years ended December 31, 2008 and 2007, the Company reimbursed FL&Co. less than $0.1 million for both years combined and there was no such reimbursement for the year ended December 31, 2009. FL&Co. also provided use of office space to certain of the Company’s executive officers and employees at no cost through April 2007, at which time the Company entered into a lease for office space with a third party.

The Company’s CEO, Farid Suleman, was a special limited partner of FL&Co. from March 2002 until June 2007. Mr. Suleman was paid approximately $0.6 million and $0.3 million for the years ending December 31, 2005 and 2006, respectively, for providing advice and consulting services to FL&Co. as a special limited partner. Mr. Suleman had the right to invest in FL&Co. portfolio investments from time to time from March 2002 until June 2007. Mr. Suleman invested in one of the Forstmann Little partnerships’ investments during the time that he was a special limited partner prior to the 2007 fiscal year.

Certain of our current and former directors and officers have or have had relationships with FL&Co. Theodore J. Forstmann, a member of the Company’s Board of Directors, is the senior partner of FL&Co. Two of our other directors, Mr. Forstmann’s brother, J. Anthony Forstmann, and Michael A. Miles are special limited partners of FL&Co. Mr. Miles also serves on the Forstmann Little advisory board and is an investor in certain portfolio companies of Forstmann Little. Another of our directors, Wayne T. Smith is a limited partner of two of the funds that own shares of common stock of the Company. Mr. Smith also is a director of 24 Hour Fitness Worldwide, Inc., a majority of the stock of which is controlled by certain affiliated partnerships of FL&Co. As a result of their relationships with FL&Co., Messrs. Theodore J. Forstmann, J. Anthony Forstmann, Miles and Smith have an economic interest in certain of the Forstmann Little partnerships and their portfolio investments, including the Company. Of those directors, however, only Mr. Theodore J. Forstmann has any voting or investment power over the shares of common stock of the Company, arising from his position as senior partner of FL&Co. Another director, Herbert J. Siegel, serves as a director of IMG Worldwide, Inc., a majority of the stock of which is controlled by certain affiliated partnerships of FL&Co. As a result of these relationships, when conflicts between the interests of the Forstmann Little partnerships and the interests of our other stockholders arise, these directors and officers may not be disinterested. Under Delaware law, although our directors and officers have a duty of loyalty to us, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as the material facts as to the director’s or officer’s relationship or interest as to the transaction are disclosed to our Board of Directors and a majority of our disinterested directors approves the transaction, or the transaction is otherwise fair to us.

Director Independence

Through March 5, 2009, the Company was required to comply with the corporate governance standards of the New York Stock Exchange (“NYSE”), from which the Company’s common stock was delisted effective March 6, 2009.

In assessing the director independence, the Board has affirmatively determined that both members of the Nominating/Corporate Governance Committee: Michael A. Miles and Herbert J. Siegel (who served through May 22, 2009); all members the Audit Committee: Michael J. Regan, Thomas V. Reifenheiser, and Wayne T. Smith; and all three individuals who have served on the compensation committee: Michael A. Miles, Herbert J. Siegel (who served through May 22, 2009) and Wayne T. Smith, each qualify as “independent” under NYSE’s and the SEC’s corporate governance rules, and that our Chairman and CEO, Farid Suleman, does not qualify as “independent” under either set of rules. In making its determination regarding the independence of each of those directors under applicable rules, the Board of Directors considered each of the relationships identified under Item 13. “Certain Relationships and Related Transactions, and Director Independence” and, with respect to the members of the nominating/corporate governance committee, audit committee and compensation committee, discussed under “The Nominating/Corporate Governance Committee,” “The Audit Committee” and “The Compensation Committee” above. With respect to each person identified as independent, the Board of Directors determined that those relationships do not affect the individual’s independence because, as applicable, he or she has not made any commitment to the affiliated partnerships of FL&Co. and none of the rights of an advisory board member or of a special limited partner or of service on the board of directors of a Forstmann Little & Co. affiliate are contingent in any way on or affected by his or her continued service as a director or member of our Board of Directors.

Board Leadership Structure

The Board believes that the Company’s CEO is best situated to serve as Chairman of the Board because he is the director most familiar with the Company’s business operations and industry challenges. He is the director that is most capable of effectively identifying strategic opportunities, setting Company priorities and leading the discussion and execution of the Company’s overall corporate strategy. Independent directors have different perspectives and roles on strategy development and provide a diverse point of view is assisting the Company to evaluate and achieve its goals. The Company’s independent directors bring experience, oversight and expertise from outside the company and from both inside and outside the media industry, while the CEO brings company-specific experience and expertise. The Board believes that the combined role of Chairman and CEO provides the best overall strategy development and execution and provides for greater information flow between management and the Board.

ITEM	14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Deloitte & Touche LLP was engaged as the Company’s independent registered public accountants for the year ended December 31, 2009. The aggregate fees and out-of-pocket expenses billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s annual consolidated financial statements and the audit of management’s report on internal controls for the fiscal years ended December 31, 2009 and 2008 and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for each year ended December 31, 2009 and 2008 were approximately $1,166,000 and $1,881,000, respectively.

Audit-Related Fees

Audit-related fees billed by Deloitte & Touche LLP for the year ended December 31, 2009 were approximately $73,000, which includes the aggregate fees and out-of-pocket expenses billed for professional services rendered for the audit of the Company’s 401(k) plan for the year ended December 31, 2008 and fees associated with assisting the Company with responses to an SEC comment letter. For the year ended December 31, 2008, Deloitte & Touche LLP billed the Company approximately $119,000 for aggregate fees and out-of pocket expenses for professional services rendered for the audit of the Company’s 401(k) plan for the year ended December 31, 2008 and fees associated with the modification of the Company’s convertible subordinated notes.

Tax Fees

The aggregate fees and out-of-pocket expenses billed by Deloitte & Touche LLP for professional services rendered in connection with the Company’s restructuring for the year ended December 31, 2009 was approximately $1,115,000. For the year ended December 31, 2008, Deloitte & Touche LLP billed the Company approximately $29,000 for aggregate fees and out of pocket expenses for professional services rendered in connection with tax compliance, tax advice and tax planning.

Pre-Approval Policies and Procedures

The audit committee has adopted policies and procedures requiring audit committee review and approval in advance of all particular engagements for services provided by the Company’s independent registered public accountants. Prior to rendering any audit and non-audit professional services, Deloitte & Touche LLP discusses such services with the audit committee, and the committee pre-approves the scope of such services and the related estimated fees. The scope of all audit and non-audit services rendered by Deloitte & Touche LLP during the year ended December 31, 2009 was pre-approved by the audit committee.

During the approval process, the audit committee considers the impact of the scope of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor’s independence, including compliance with the SEC rules and regulations.

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents incorporated by reference or filed with this report:

(1)	Audited consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007.

(2)	Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

No.	Description

2.1	Agreement and Plan of Merger, dated as of January 15, 2001, by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.2	Letter Agreement, dated January 15, 2001, by and between Citadel Communications Corporation and the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.3	Amendment No. 1, dated March 13, 2001, to Merger Agreement dated as of January 15, 2001, by and among the Registrant, Citadel Communications Corporation and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-1 (No. 333-89844)).

2.4	Letter Agreement, dated March 22, 2001, by and among Citadel Communications Corporation, the Registrant and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

2.5	Agreement and Plan of Merger, dated as of February 6, 2006, by and among Citadel Broadcasting Corporation, Alphabet Acquisition Corp., The Walt Disney Company and ABC Chicago FM Radio, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2006).

2.6	Amendment No. 1 to the Agreement and Plan of Merger, dated November 19, 2006, by and among the Citadel Broadcasting Corporation, Alphabet Acquisition Corp., The Walt Disney Company and ABC Radio Holdings, Inc. f/k/a ABC Chicago FM Radio Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006).

2.7	Separation Agreement, dated as of February 6, 2006, by and between The Walt Disney Company and ABC Chicago FM Radio, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2006).

2.8	Amendment No. 1 to the Separation Agreement, dated November 19, 2006, by and between The Walt Disney Company and ABC Radio Holdings, Inc. f/k/a ABC Chicago FM Radio, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006).

2.9	Tax Sharing and Indemnification Agreement, dated June 12, 2007, by and among Citadel Broadcasting Corporation, ABC Radio Holdings, Inc., f/k/a ABC Chicago FM Radio, Inc., and The Walt Disney Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007).

3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

No.	Description

3.2	Form of Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1(No. 333-89844)).

3.3	Certificate of Merger filed with the Secretary of State of the State of Delaware on June 12, 2007 (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

4.2	Indenture, dated as of February 18, 2004, between Registrant and the Bank of New York, as trustee, in respect of Registrant’s 1.875% Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report for the year ended December 31, 2003 on Form 10-K).

4.3	First Supplemental Indenture, dated as of March 19, 2008, by and between the Registrant and the Wilmington Trust Company, as successor trustee, in respect of the Registrant’s 1.875% Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2008).

4.4	Indenture, dated as of June 11, 2008, between the Registrant and Wilmington Trust Company, as trustee, in respect of the Registrant’s Amended and Restated Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K with the SEC on June 12, 2008).

10.1	The Registrant’s Amended and Restated 2002 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2007).

10.2	The Registrant’s Form of Restricted Stock Agreement under the Amended and Restated 2002 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarterly period ended June 30, 2006 on Form 10-Q).

10.3	The Registrant’s Form of Performance Share Agreement under the Amended and Restated 2002 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarterly period ended March 31, 2006 on Form 10-Q).

10.4	Registration Rights Agreement, dated June 26, 2001, among the Registrant, Citadel Communications Corporation, Citadel Broadcasting Company, Forstmann Little & Co. Equity Partnership-VI, L.P., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., Lawrence R. Wilson and Rio Bravo Enterprise Associates, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.5	Registration Rights Agreement, dated as of February 18, 2004, between the Registrant and the initial purchasers of the Registrant’s 1.875% Convertible Subordinated Notes due 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s annual report for the year ended December 31, 2003 on Form 10-K).

10.6	Aircraft Management Agreement, dated October 1, 2002, as amended by Amendment No. 1 dated February 27, 2003, between the Registrant and FL Aviation Corp. (FL) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-112270)).

10.7	Citadel Broadcasting Corporation Senior Executive Annual Bonus Plan, as adopted May 22, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2007).

No.	Description

10.8	Credit Agreement, dated June 12, 2007, among Citadel Broadcasting Corporation, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Deutsche Bank Trust Company Americas as Syndication Agents, and Credit Suisse, Cayman Islands Branch and Wachovia Bank, National Association as Documentation Agents (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007).

10.9	First Amendment and Waiver, dated March 13, 2008, to the Credit Agreement, dated as of June 12, 2007, among the Registrant, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Deutsche Bank Trust Company Americas as Syndication Agents, and Credit Suisse, Cayman Islands Branch and Wachovia Bank, National Association as Document Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2008).

10.10	Second Amendment and Waiver, dated May 30, 2008, to the Credit Agreement, dated as of June 12, 2007, as amended by the First Amendment and Waiver dated March 13, 2008, among the Registrant, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Deutsche Bank Trust Company Americas as Syndication Agents, and Credit Suisse, Cayman Islands Branch and Wachovia Bank, National Association as Document Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2008).

10.11	Third Amendment and Waiver, dated November 26, 2008, to the Credit Agreement, dated as of June 12, 2007, as amended by the First Amendment and Waiver dated March 13, 2008 and the Second Amendment and Waiver dated May 30, 2008, among the Registrant, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Deutsche Bank Trust Company Americas as Syndication Agents, and Credit Suisse, Cayman Islands Branch and Wachovia Bank, National Association as Document Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2008).

10.12	Fourth Amendment, dated as of March 26, 2009, to the Credit Agreement, dated as of June 12, 2007 (as amended or otherwise modified prior to the date hereof), among the Registrant, the several lenders from time to time parties thereto, the Syndication Agents and Documentation Agents party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.13	Amended Form of Stock Option Agreement under the Amended and Restated 2002 Stock Option and Award Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report for the year ended December 31, 2007 on Form 10-K).

10.14	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.15	Indemnification Agreement, dated as of April 10, 2006, by and among Citadel Broadcasting Corporation, Citadel Broadcasting Company and Wayne T. Smith (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2006).

10.16	Indemnification Agreement, dated as of February 28, 2007, by and between Citadel Broadcasting Corporation, Citadel Broadcasting Company and Michael J. Regan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.17	Letter, dated February 15, 2002, from Theodore J. Forstmann to Farid Suleman setting forth the terms of Mr. Suleman’s employment as chief executive officer of the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

10.18	Letter, dated July 17, 2003, from the Registrant to Farid Suleman clarifying certain terms of Mr. Suleman’s employment (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (No. 333-89844)).

No.	Description

10.19	Agreement with respect to the 2002 Stock Option Agreement, dated as of March 16, 2006, by and between the Registrant and Farid Suleman (incorporated by reference to the form of such agreement attached as Appendix C of the Registrant’s Proxy Statement included in the Registrant’s Definitive Schedule 14A filed with the SEC on April 17, 2006).

10.20	Memorandum, dated November 6, 2006, between the Registrant and Randy L. Taylor (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report for the quarterly period ended September 30, 2006 on Form 10-Q).

10.21	Employment Agreement, dated May 26, 2006, by and between Citadel Broadcasting Corporation and Robert G. Freedline (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2006).

10.22	Compensation Agreement for Jacquelyn J. Orr, General Counsel, Vice President and Secretary, dated August 11, 2008, by and between Citadel Broadcasting Corporation and Jacquelyn J. Orr (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2008).

10.23	Summary of Independent Director Compensation Arrangement, dated May 24, 2006 (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2006).

10.24	ABC News Production/Distribution Agreement, dated June 12, 2007, by and between American Broadcasting Companies, Inc. and Radio Networks, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007).

10.25	Indemnification Agreement, dated as of November 30, 2007, by and among Citadel Broadcasting Corporation, Citadel Broadcasting Company and Thomas Reifenheiser (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2007).

10.26	Letter Agreement, dated August 29, 2006, between Citadel Broadcasting Company and Randy L. Taylor (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarterly period ended September 30, 2006 on Form 10-Q).

10.27	Settlement Agreement, dated as of March 19, 2008, by and among Citadel Broadcasting Corporation, Wilmington Trust Company, as successor trustee and certain individual holders of Citadel Broadcasting Corporation’s 1.875% convertible subordinated notes due 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2008).

10.28	First Amendment to the Compensation Agreement for Jacquelyn J. Orr, General Counsel, Vice President & Secretary, dated as of February 1, 2009, by and between Citadel Broadcasting Corporation and Jacquelyn J. Orr (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarterly period ended March 31, 2009 on Form 10-Q).

10.29	Form of Plan Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2009).

21.1	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer and Chairman

Date:	March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FARID SULEMAN Farid Suleman	Chief Executive Officer and Chairman (principal executive officer)	March 31, 2010

/s/ RANDY L. TAYLOR Randy L. Taylor	Senior Vice President—Finance and Chief Financial Officer (principal financial and accounting officer)	March 31, 2010

/s/ J. ANTHONY FORSTMANN J. Anthony Forstmann	Director	March 31, 2010

/s/ THEODORE J. FORSTMANN Theodore J. Forstmann	Director	March 31, 2010

/s/ MICHAEL A. MILES Michael A. Miles	Director	March 31, 2010

/s/ MICHAEL J. REGAN Michael J. Regan	Director	March 31, 2010

/s/ THOMAS V. REIFENHEISER Thomas Reifenheiser	Director	March 31, 2010

/s/ WAYNE T. SMITH Wayne T. Smith	Director	March 31, 2010