Form 10-Q
period 2010-03-31
CITADEL BROADCASTING CORP
filed 2010-05-07
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2010, there were 265,686,233 shares of common stock, $0.01 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

March 31, 2010

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

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “should,” “will,” and similar expressions, whether in the negative or the affirmative. All statements other than the statements of historical fact are “forward-looking statements” for the purposes of federal and state securities laws and may be subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to change and subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, expressed or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: (i) the ability of the Company to continue as a going concern; (ii) the Company’s ability to obtain court approval with respect to motions in the chapter 11 proceeding prosecuted by it from time to time; (iii) the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases; (iv) risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; (v) the ability of the Company to obtain and maintain normal terms with vendors and service providers; (vi) the Company’s ability to maintain contracts and leases that are critical to its operations; (vii) the potential adverse impact of the chapter 11 cases on the Company’s liquidity, results of operations and business relations; (viii) the ability of the Company to execute its business plans and strategy; (ix) the ability of the Company to attract, motivate and/or retain key executives and associates; (x) general economic or business conditions affecting the radio broadcasting industry being less favorable than expected; (xi) increased competition in the radio broadcasting industry; (xii) the impact of current or pending legislation and regulation, antitrust considerations, and pending or future litigation or claims; (xiii) changes in the financial markets; (xiv) fluctuations in interest rates; (xv) changes in market conditions that could impair the Company’s goodwill or intangible assets; (xvi) changes in governmental regulations; (xvii) changes in policies or actions or in regulatory bodies; (xviii) changes in uncertain tax positions and tax rates; (xix) changes in capital expenditure requirements; and (xx) those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

All forward-looking statements in this report are qualified by these cautionary statements. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$100,059	$57,441
Accounts receivable, net	132,009	159,201
Prepaid expenses and other current assets (including deferred income tax assets of $566 as of both March 31, 2010 and December 31, 2009)	26,775	21,177

Total current assets	258,843	237,819
Long-term assets
Property and equipment, net	199,900	201,542
FCC licenses	600,603	600,603
Goodwill	321,976	321,976
Customer and affiliate relationships, net	33,275	36,284
Other assets, net	19,949	19,765

Total assets	$1,434,546	$1,417,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable, accrued liabilities and other liabilities	$38,975	$36,376

Total current liabilities not subject to compromise	38,975	36,376
Long-term liabilities
Other long-term liabilities, less current portion	2,653	2,631
Deferred income tax liabilities	181,799	180,422

Total liabilities not subject to compromise	223,427	219,429
Liabilities subject to compromise	2,270,859	2,270,418

Total liabilities	2,494,286	2,489,847

Commitments and contingencies
Stockholders’ deficit
Preferred stock, $.01 par value – authorized, 200,000,000 shares at March 31, 2010 and December 31, 2009; no shares issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $.01 par value – authorized, 500,000,000 shares at March 31, 2010 and December 31, 2009; issued, 294,262,458 and 294,035,525 shares at March 31, 2010 and December 31, 2009, respectively; outstanding, 265,691,549 and 265,623,369 shares at March 31, 2010 and December 31, 2009, respectively	2,943	2,940
Additional paid-in capital	2,447,724	2,447,084
Treasury stock, at cost, 28,570,909 and 28,412,156 shares at March 31, 2010 and December 31, 2009, respectively	(344,376)	(344,371)
Accumulated deficit	(3,166,031)	(3,177,511)

Total stockholders’ deficit	(1,059,740)	(1,071,858)

Total liabilities and stockholders’ deficit	$1,434,546	$1,417,989

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenue	$165,028	$158,891

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	68,978	79,880
Selling, general and administrative	46,631	48,628
Corporate general and administrative	5,160	5,614
Local marketing agreement fees	269	263
Depreciation and amortization	6,855	10,260
Other, net	(2)	7

Operating expenses	127,891	144,652

Operating income	37,137	14,239

Reorganization costs	13,480	—
Interest expense, net	10,521	18,888
Gain on extinguishment of debt	—	(428)
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	—	777

Income (loss) before income taxes	13,136	(4,998)

Income tax expense	1,656	307

Net income (loss)	$11,480	$(5,305)

Net income (loss) per share—basic	$0.04	$(0.02)

Net income (loss) per share—diluted	$0.04	$(0.02)

Weighted average common shares outstanding—basic	266,085	263,630

Weighted average common shares outstanding—diluted	268,005	263,630

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$11,480	$(5,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,855	10,260
Gain on extinguishment of debt	—	(428)
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	—	160
Non-cash debt-related amounts and facility fees	—	2,215
Fair value of swap liability	—	(4,997)
Provision for bad debts	690	1,433
Loss on sale of assets	—	21
Deferred income taxes	1,376	123
Stock-based compensation expense	647	1,781
Changes in operating assets and liabilities:
Accounts receivable	26,499	39,907
Prepaid expenses and other current assets	(2,258)	3,127
Accounts payable, accrued liabilities and other obligations	3,200	(27,883)

Net cash provided by operating activities	48,489	20,414

Cash flows from investing activities:
Capital expenditures	(2,164)	(1,233)
Proceeds from sale of assets	—	9
Restricted cash	(3,683)	—
Other assets, net	17	—

Net cash used in investing activities	(5,830)	(1,224)

Cash flows from financing activities:
Debt issuance costs	—	(11,477)
Payments for early extinguishment of debt, including related fees	—	(292)
Other debt-related expenses	—	(617)
Purchase of shares held in treasury	(5)	(65)
Principal payments on other long-term obligations	(36)	(16)

Net cash used in financing activities	(41)	(12,467)

Net increase in cash and cash equivalents	42,618	6,723
Cash and cash equivalents, beginning of period	57,441	18,634

Cash and cash equivalents, end of period	$100,059	$25,357

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

Supplemental schedule of cash flow information

Cash Payments (Receipts):
Interest	$17,523	$24,462
Income taxes	(83)	1,258
Barter Transactions:
Barter revenue—included in net revenue	4,218	3,699
Barter expenses—included in cost of revenue and selling, general and administrative expense	4,034	4,940
Other Non-Cash Transactions:
Accrual of capital expenditures	959	541
Change in fair value of contingent interest derivative	—	1,045

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.	BASIS OF PRESENTATION

Current Bankruptcy Proceedings

On December 20, 2009 (the “Petition Date”), Citadel Broadcasting Corporation and certain of its subsidiaries (collectively, the “Debtors” and, together with its other consolidated subsidiaries, the “Company”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (collectively, the “Cases”).

The Debtors are continuing to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the commencement of the Cases, the Debtors also announced that they had reached an accord with over 60% of their senior secured lenders on the terms of a pre-negotiated financial restructuring that will seek to extinguish approximately $1.4 billion of indebtedness. Specifically, the Debtors entered into an agreement (the “Plan Support Agreement”), effective as of December 20, 2009, with over 60% of the holders of the Company’s secured debt issued pursuant to the credit agreement dated as of June 12, 2007 (as amended, supplemented or otherwise modified as of the Petition Date, the “Credit Agreement”), among the Company, the several lenders party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders. On December 21, 2009, the Debtors announced that the Bankruptcy Court granted all of the Debtors’ “first day” motions and applications. Among other first day relief, the Company was granted access to more than $36.0 million of cash on hand, as well as all cash generated from daily operations, which has been used to continue to satisfy the Company’s obligations without interruption during the course of its restructuring. The Debtors also received Bankruptcy Court authorization to, among other things, pay pre-petition employee wages, salaries, health benefits and other employee obligations during the restructuring, as well as authority to continue to honor the Company’s current customer programs. The Company is authorized under the Bankruptcy Code to satisfy post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval.

On January 11, 2010, the United States Trustee for the Southern District of New York appointed a statutory committee of unsecured creditors (the “Committee”).

On February 3, 2010, the Debtors filed with the Bankruptcy Court a proposed joint plan of reorganization and a related disclosure statement pursuant to chapter 11 of the Bankruptcy Code. On March 15, 2010, the Debtors filed with the Bankruptcy Court a modified joint plan of reorganization (as modified, the “Plan”) and a modified disclosure statement for the Plan (as modified, the “Disclosure Statement”), which were revised to incorporate a global settlement as among the Debtors, the secured lenders and the Committee, among other things. Specifically, the Plan provides that the approximately $2.1 billion of the debt outstanding under the Credit Agreement will be converted into a new term loan (the “New Term Loan”) in the principal amount of $762.5 million, with a 5-year term and an interest rate of the Eurodollar rate (at a minimum of 3%) plus 800 basis points. Holders of senior secured claims are expected to receive a pro rata share of (i) the New Term Loan; (ii) 90% of the new common stock (the “New Common Stock”) in the reorganized company (“Reorganized Citadel”) upon emergence from chapter 11 (the “Effective Date”), subject to dilution for distributions of New Common Stock under Reorganized Citadel’s equity incentive program; and (iii) cash held as of the Effective Date in excess, if any, of the sum of $86.0 million (representing the sum of (i) $36.0 million payable to holders of unsecured claims discussed below and (ii) $50.0 million, which is the amount of cash to be retained by Reorganized Citadel for normal operations) and various amounts due pursuant to the reorganization (as described more fully in the Disclosure Statement). Holders of unsecured claims, including the secured Lenders’ deficiency claim in the stipulated amount of $267.2 million and the claims of the Company’s convertible subordinated noteholders, are expected to receive a pro rata share of (i) 10% of the New Common Stock (subject to dilution for distributions of New Common Stock under Reorganized Citadel’s equity incentive program) and (ii) $36.0 million in cash.

On March 15, 2010, the Bankruptcy Court approved the Disclosure Statement and authorized the Company to begin soliciting votes on the Plan. The deadline to vote on the Plan was May 3, 2010. For those holders of secured and unsecured claims that voted, the percentage of votes cast in favor of the Plan were as follows:

	% of Holders	% of Dollar Amount
Senior secured lenders	99%	96%
General unsecured creditors (including senior lenders’ deficiency claim)	93%	90%

On April 21, 2010, Aurelius Capital Partners, LP, Aurelius Capital Master, Ltd. and Aurelius Convergence Master, Ltd. (collectively, “Aurelius”), holders of common stock of the Company, filed a preliminary objection to the Plan. Aurelius argues in its objection that, notwithstanding material developments in the radio business and broader economy, including the financial markets having risen dramatically and the Debtors’ operating results having outpaced management’s expectations, the Debtors seek confirmation of the Plan based on a stale valuation that is not supported by current performance or the current market environment. Aurelius notes that it filed the objection as procedural prerequisite to commencing discovery, which has in fact been commenced. The Debtors, Aurelius, the senior secured creditors and the Committee are currently engaged in discovery with respect to Aurelius’ objection to the Plan.

The Bankruptcy Court is scheduled to consider confirmation of the Plan on May 12, 2010. The Plan will become effective only if approved by the Bankruptcy Court, and the Federal Communications Commission (“FCC”) approves the Debtors’ transfer of control applications.

Description of the Company

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

Description of Business

Subsidiaries of the Company own and operate radio stations and hold FCC licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). In addition to owning and operating radio stations, the Company also owns and operates Citadel Media (the “Radio Network”), which produces and distributes a variety of radio programming and formats and syndicates across approximately 4,000 station affiliates and 9,000 program affiliations, and is a separate reportable segment.

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

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. The Trustee agreement stipulates that the Company must fund any operating shortfalls of the Trustee’s activities, and any excess cash flow generated by the Trustee is distributed to the Company. Also, the Company has transferred a station to a divestiture trust to comply with FCC ownership limits in connection with a station acquisition (together with Last Bastion, the “Divestiture Trusts”). The Company has determined that it is the primary beneficiary of the Divestiture Trusts and consolidates the Divestiture Trusts accordingly.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Restricted Cash

As of March 31, 2010, the Company had $6.1 million of restricted cash, which is included in prepaid expenses and other current assets in the accompanying balance sheet. This amount represents primarily cash collateral against undrawn letters of credit and amounts held on deposit as security in case of default by the Debtors under their credit card processing agreement.

Allowance for Doubtful Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Receivables	$140,655	$167,803
Allowance for estimated uncollectible accounts	(8,646)	(8,602)

Accounts receivable, net	$132,009	$159,201

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

Debt Issuance Costs and Debt Discount

The costs related to the issuance of debt are capitalized as other assets, as appropriate, and amortized to interest expense using the effective interest rate method generally over the term of the related debt. The discounts recorded as reductions to the convertible subordinated notes are also amortized to interest expense generally over the contractual term of the notes. The balances of debt issuance costs and discounts are adjusted to interest expense in relation to the pay down or repurchase of the underlying debt. However, the Company ceased amortization of these assets as of December 19, 2009 since subsequent to the Company’s voluntary petitions for reorganization, interest expense is only recognized to the extent it will be paid. Additionally, the Company wrote off the remaining balance of deferred financing costs and debt discount since the amount of the allowed claim for related debt instruments was known as of December 31, 2009.

Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance regarding the consolidation of variable interest entities to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise previous guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. The provisions of this guidance were effective for the Company beginning January 1, 2010, and the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance which provides improvements to disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 (see further discussion at Note 14). These disclosures were effective for the Company beginning in the first quarter of 2010; however the adoption of this guidance did not impact the Company’s consolidated financial statements during the current quarter. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective beginning with the first interim period in 2011.

In February 2010, the FASB issued an amendment to previous guidance to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. The amendments included exempting Securities and Exchange Commission (“SEC”) filers from disclosing the date through which subsequent events have been evaluated. The provisions of this guidance were effective immediately upon issuance, and the Company modified its subsequent events disclosures accordingly.

2.	INTANGIBLE ASSETS

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets consist primarily of FCC broadcast licenses and goodwill, but also include certain other intangible assets acquired in business combinations. Definite-lived intangible assets are amortized in relation to the economic benefits of such assets over their total estimated useful lives.

The Company evaluates its FCC licenses for impairment as of October 1, its annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company evaluates the fair value of its FCC licenses at the unit of account level and has determined the unit of account to be the geographic market level. The Company’s lowest level of identifiable cash flow is the geographic market level. If the carrying amount of the FCC licenses is greater than their respective estimated fair value in a given geographic market, the carrying amount of the FCC licenses for that geographic market is reduced to their estimated fair value.

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

During both of the quarters ended March 31, 2010 and 2009, the Company concluded that there had been no conditions or events that would require an interim asset impairment analysis. If market conditions and operational performance of the Company’s reporting units were to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of its intangible assets below the amounts reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods.

The carrying amounts of FCC licenses and goodwill as of March 31, 2010 remain consistent with the balances at December 31, 2009 at $600.6 million and $322.0 million, respectively.

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

Approximately $3.0 million and $6.2 million of amortization expense was recognized on the intangible assets discussed above during the three months ended March 31, 2010 and 2009, respectively.

Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated condensed balance sheets, and the balances as of March 31, 2010 and December 31, 2009 were $1.1 million and $1.2 million, respectively. The amount of amortization expense for definite-lived intangible assets, excluding the customer and affiliate relationships discussed above, was $0.1 million and $0.2 million for the quarters ended March 31, 2010 and 2009, respectively. The Company estimates the following amount of amortization expense over the next five years related to the total definite-lived intangible assets:

Amortization Expense
(in thousands)
2010	$12,401
2011	10,457
2012	7,234
2013	4,255
2014	2,744

$37,091

3.	ACQUISITIONS AND DISPOSITIONS

There were no acquisitions or dispositions during the three months ended March 31, 2010 or 2009.

4.	LIABILITIES SUBJECT TO COMPROMISE

As discussed in Note 1, beginning on the Petition Date, the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying consolidated condensed balance sheets, the caption “Liabilities subject to compromise” reflects the carrying value of pre-petition claims that are expected to be restructured pursuant to the Plan. Since December 20, 2009, as permitted under the Bankruptcy Code, the Company has rejected certain of its pre-petition contracts and is calculating its estimated liability to the unsecured creditors. In addition to a payment expected to be made to the holders of the Company’s senior debt representing the amount of cash held as of the Effective Date in excess of the sum of $86.0 million and various amounts due pursuant to the reorganization, holders of unsecured claims, including the secured Lenders’ deficiency claim in the stipulated amount of $267.2 million and the Debtors’ convertible subordinated notes, are expected to receive a pro rata share of $36.0 million in cash (in addition to a pro rata share of 10% of the New Common Stock). See additional discussion at Note 1. Liabilities subject to compromise at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Accounts payable	$4,628	$4,846
Accrued liabilities and other liabilities	15,225	13,231
Working capital adjustment	10,927	10,927
Accrued interest	1,657	1,657

Accounts payable, accrued and other liabilities	32,437	30,661
Senior debt	2,144,387	2,144,387
Convertible subordinated notes	48,310	48,310
Other long-term liabilities, less current portion	45,725	47,060

	$2,270,859	$2,270,418

The Company has a number of executory contracts that have been rejected for which the amount of the allowed claim can not be estimated; as a result, adjustments for those items have not been recorded in the accompanying consolidated condensed statement of operations as a reorganization expense. A gain or expense may be recognized in future periods if the amount of such allowed claims can be estimated. The Company may also reject additional executory contracts in future periods, which may result in the recognition of gains or expenses included in reorganization expense.

Final determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves the Plan. The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

5.	OTHER LONG-TERM LIABILITIES

In prior periods, the Company terminated contracts with its previous national representation firms and entered into long-term agreements with a new representation firm. Pursuant to these transactions, the Company’s national representation firm settled the Company’s obligations with its previous representation firms. As such, the Company recognized the estimated payments to the previous national representation firm as a non-cash charge related to contract obligations in the period in which such payments were made, and the total up-front payment amounts related to these contracts represents a deferred obligation and is included in liabilities subject to compromise in the accompanying consolidated condensed balance sheets as of March 31, 2010 and December 31, 2009. The deferred amounts are being amortized over the years of service represented by the new contracts.

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

On June 12, 2007, the Company borrowed $600 million under the Tranche A Term Loans and $1,535 million under the Tranche B Term Loans and used the proceeds to repay the ABC Radio Debt and to fund the Special Distribution, other merger-related costs or working capital purposes.

The terms of the Senior Credit and Term Facility were amended three times in 2008, which, among other things, permitted the Company to make voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts, subject to certain conditions and maximums.

The Company incurred approximately $0.6 million in costs paid to third parties in connection with the fourth amendment to the Senior Credit and Term Facility entered into on March 26, 2009 (the “Fourth Amendment”), and these amounts were expensed primarily during the first quarter of 2009. The Company also wrote off $0.2 million in debt issuance costs in connection with the modification of the Senior Credit and Term Facility under this fourth amendment. Pursuant to the terms of the Senior Credit and Term Facility and the resulting classification as a current liability beginning with the quarter ended March 31, 2009, the Company had been amortizing the remaining amount of debt issuance costs over the 9.5 month period through January 15, 2010. However, the Company ceased amortization of these assets as of December 19, 2009 since subsequent to the Company’s voluntary petitions for reorganization, interest expense is only recognized to the extent it will be paid. During the three months ended March 31, 2009, the amortization of these debt issuance costs was $2.2 million. The Company wrote off the remaining $4.0 million balance of deferred financing costs in the fourth quarter of 2009 since the amount of the allowed claim for the Company’s senior debt was known as of December 31, 2009.

As a result of the Company’s voluntary petitions for reorganization, all of the Company’s senior debt obligations were accelerated, and the outstanding balances were aggregated. As of December 20, 2009, the Company had $2,075.6 million outstanding under its Senior Credit and Term Facility, including $64.9 million of total facility fee incurred through December 19, 2009. In addition, the liability of $72.8 million outstanding under the interest rate swap agreement (see Note 8) was converted to a component of senior debt as of that date. The total modified amount of interest-bearing senior debt as of December 20, 2009 of $2,148.4 million began incurring interest at the non-default rate previously applicable to the Tranche B Term Loans under the Senior Credit and Term Facility (see discussion below), which is due in monthly payments. In December 2009, the $4.0 million that had been remitted to a cash collateral account as of September 30, 2009 for the benefit of the Company’s lenders pursuant to a covenant under the Senior Credit and Term Facility was applied as a reduction to the outstanding balance of the Company’s senior debt. This payment reduced the balance to $2,144.4 million, which is included in liabilities subject to compromise in the accompanying consolidated condensed balance sheets as of both March 31, 2010 and December 31, 2009.

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

The Company stopped recognizing and paying interest on outstanding pre-petition debt obligations except for its senior debt described above. However, the Company’s interest expense related to its senior debt for the three months ended March 31, 2010 was approximately $1.1 million higher than it would have been absent the voluntary petitions for reorganization due mainly to the conversion of the outstanding interest rate swap liability and accrued facility fee balance as of the Petition Date, as well as the increased interest rate spread being paid on certain components of senior debt. In addition to these differences, in the first quarter of 2009, the Company recognized and paid interest of $9.9 million and $0.9 million related to the interest rate swap agreement and the convertible subordinated notes, respectively. No comparable amounts were incurred or paid in the 2010 first quarter since the interest rate swap agreement was terminated and the Company ceased accruing interest on the convertible subordinated notes as the amount of the allowed claim related to the notes was known as of December 31, 2009.

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

Below is a table that sets forth the amounts borrowed under the Company’s Senior Credit and Term Facility as of both March 31, 2010 and December 31, 2009:

Type of Borrowing	Amount of Borrowing
(in thousands)
Tranche A Term Loans	$526,176
Tranche B Term Loans	1,345,017
Revolving Loans	135,747

2,006,940
Interest Rate Swap	72,628
Facility Fee	64,819

Total Senior Debt	$2,144,387

The interest rates for the total amounts borrowed under the Company’s Senior Credit and Term Facility as of March 31, 2010 and December 31, 2009 were 1.98% and 1.99%, respectively.

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

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes did not differ in any material respect from those of the Original Notes, and the Company issued $274.5 million aggregate principal amount of Amended Notes pursuant to an indenture, dated as of June 11, 2008. The Amended Notes were scheduled to mature on February 15, 2011 (unless earlier redeemed as described in the underlying indenture) and bore interest at a rate of 8.0% per annum during the year ended December 31, 2009.

Pursuant to the terms of the Settlement Agreement, through March 31, 2009, the Company had repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including the $55.0 million Original Notes related to the initial exchange offer. Of this total, $0.7 million was repurchased during the quarter ended March 31, 2009, resulting in a gain of approximately $0.4 million, net of transaction fees. No repurchases were made during the three months ended March 31, 2010.

The chapter 11 filings created an event of default under the convertible subordinated notes, and the entire unpaid balance of principal plus accrued interest and any other additional amounts due under the convertible subordinated notes became immediately due and payable. The ability of the creditors to enforce their rights is stayed as a result of the chapter 11 filings, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. While operating under chapter 11 of the Bankruptcy Code, the Company is prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. The Company ceased accruing interest on all unsecured debt subject to compromise, including the convertible subordinated notes, since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009. The balance of convertible subordinated notes was $48.3 million as of March 31, 2010, including $0.5 million of Original Notes. Unpaid interest of $1.3 million is accrued related to the convertible subordinated notes and is included in liabilities subject to compromise in the accompanying consolidated condensed balance sheets.

At the time that the Company issued the Amended Notes, the underlying terms contained contingent interest rate adjustments that could have caused interest to vary in future periods depending on the outstanding balance of Amended Notes. The estimated value of the contingent interest rate derivative was recorded as a liability as of the date of the modification of the convertible subordinated notes, and at each subsequent reporting date, the Company measured the estimated fair value of the derivative instrument using a discounted cash flow analysis considering various repurchase scenarios, which determined the stated interest rate to be incurred, compared to a minimum base rate of interest of 4.0%. As of March 31, 2009, this analysis resulted in a value of approximately $0.7 million, and the change in fair value for the three months ended March 31, 2009 represented a gain of approximately $1.0 million, which is included in the accompanying consolidated condensed statement of operations as a component of interest expense, net.

The debt issuance costs and discount amounts corresponding to the convertible subordinated notes had been amortized over the remaining contractual term of the Amended Notes, which was accelerated pursuant to the terms of the convertible subordinated notes and the resulting classification as a current liability beginning with the quarter ended March 31, 2009. However, the Company ceased amortization of these assets as of December 19, 2009 since subsequent to the Company’s voluntary petitions for reorganization, interest expense is only recognized to the extent it will be paid. For the three months ended March 31, 2009, the amortization of these debt issuance costs was less than $0.1 million and amortization of the debt discount was $0.1 million. The Company wrote off the remaining balance of deferred financing costs and debt discount in the fourth quarter of 2009 since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009.

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

The interest rate swap fair value was derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates as compared to the Company’s fixed rate applied to the hedged amount through the term of the agreement less adjustments for credit risk. As part of the fair value determination of the Company’s interest rate swap, the Company evaluated its default risk and credit spread compared to the swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Company’s nonperformance risk. As of March 31, 2009, the fair value of the interest rate swap liability was estimated at $77.4 million and was classified as a current liability, which was consistent with the related Senior Credit and Term Facility. The change in the fair value of the interest rate swap liability during the quarter ended March 31, 2009 was a gain of $5.0 million, including the impact of the credit default risk, and was recognized as a component of interest expense, net.

As a result of the Company’s voluntary petitions for reorganization, all of the Company’s senior debt obligations were accelerated and the outstanding balances were aggregated (see Note 6). As of December 20, 2009, and after remitting all interest due pursuant to the interest rate swap agreement through December 19, 2009, the liability under the interest rate swap agreement of $72.8 million was converted to a component of senior debt as of that date. Subsequent to the voluntary petitions for reorganization, the Company’s senior debt incurs interest on the revised aggregate outstanding balance, which is included in liabilities subject to compromise in the accompanying consolidated condensed balance sheets, and the Company only recognizes interest expense to the extent that is will be paid.

9.	STOCKHOLDERS’ EQUITY

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

Common Stock

Citadel Broadcasting Corporation was incorporated in Delaware in 1993 and was initially capitalized by partnerships affiliated with FL&Co. in connection with a leveraged buyout transaction. The Company’s initial public offering registration statement with the Securities and Exchange Commission was declared effective on July 31, 2003, and the Company issued 25.3 million shares, and on February 18, 2004, the Company sold an additional 9.6 million shares, and certain stockholders sold 20.0 million shares of the Company’s common stock.

As further discussed at Note 1, the Company issued 151.7 million shares of its common stock to TWDC’s stockholders in connection with the Merger. As of March 31, 2010, net of shares held in treasury, the Company had 265.7 million shares of common stock outstanding.

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

Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When the Company determines that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards and amounts that ultimately will be deductible for tax purposes are temporary differences. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool. The Company is required to assess whether there is an available additional paid-in capital pool when the restrictions lapse or stock options are exercised or expire. As of March 31, 2010, the underlying fair value of equity awards since the date of grant has declined in value, and the Company does not have an available additional paid-in capital pool. Accordingly, absent a subsequent recovery of the underlying fair value of the equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company would be required to immediately recognize a non-cash write down of the corresponding deferred tax asset. However, this deferred tax asset has been completely reserved as part of the Company’s valuation allowance.

Long-Term Incentive Plans

The Plan contemplates the implementation of an equity incentive program, which is expected to be included with the Plan Supplement and provide for New Common Stock of not less than 7.5% and no more than 10% (on a fully diluted basis) to be reserved for issuance as options or stock appreciation rights. To the extent that New Common Stock is issued pursuant to Reorganized Citadel’s equity incentive program, the value of New Common Stock distributed to creditors pursuant to the Plan will be diluted.

Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan 1

Nonvested shares of the Company’s common stock are generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The nonvested shares granted generally vest ratably over a three-year period commencing one year after the date of grant. No nonvested shares were granted during either of the three months ended March 31, 2010 or 2009.

Stock options are generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan with an exercise price equal to the underlying common stock’s fair market value at the date of grant. The stock options granted generally vest ratably over a four-year period commencing one year after the date of grant and expire on the earlier of 10 years from the date of grant or 60 days subsequent to the termination of employment or service as a director or independent contractor. No options were granted during either of the three months ended March 31, 2010 or 2009.

Total stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $0.6 million and $1.8 million, respectively, on a pre-tax basis. No tax benefit was recognized with respect to this expense since there was a valuation allowance against the Company’s deferred tax asset as of both March 31, 2010 and 2009. As of March 31, 2010, unrecognized pre-tax stock-based compensation expense was approximately $2.4 million and is expected to be recognized over a weighted average period of less than one year.

As of March 31, 2010, the total number of shares of common stock that remain authorized, reserved, and available for issuance under all plans was approximately 19.1 million, not including shares underlying outstanding grants.

The following table summarizes stock option activity for the Company for the three months ended March 31, 2010:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding at January 1, 2010	8,318	$9.49
Granted	—	—
Exercised	—	—
Forfeited	(3)	6.08
Cancelled or modified	(569)	5.47

Outstanding at March 31, 2010	7,746	$9.79	3.3	$—

Vested or expected to vest at March 31, 2010	7,704	$9.85	3.3	$—

Exercisable at March 31, 2010	7,374	$9.97	3.2	$—

No options were granted or exercised during either of the three months ended March 31, 2010 or 2009.

1.	This equity plan shall be terminated upon the emergence of Reorganized Citadel if the Plan is confirmed.

Activity related to shares of nonvested stock is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Common Stock Awards
Nonvested awards at January 1, 2010	1,358	$2.27
Granted	—	—
Awards vested	(127)	9.75
Forfeited	(23)	1.83
Cancelled	(33)	9.75

Nonvested awards at March 31, 2010	1,175	$1.26

Shares of Nonvested Common Stock Units
Nonvested awards at January 1, 2010	582	$5.90
Granted	—	—
Awards vested	(283)	5.90
Forfeited	(3)	5.90

Nonvested awards at March 31, 2010	296	$5.90

The total fair value of awards of nonvested shares of common stock or common stock units that vested during the three months ended March 31, 2010 and 2009 was $2.9 million and $6.7 million, respectively.

11.	REORGANIZATION COSTS

Reorganization costs incurred as a result of the chapter 11 proceedings of $13.5 million are presented separately in the accompanying consolidated condensed statements of operations for the three months ended March 31, 2010 and consist of $11.4 million in professional fees paid for legal, consulting, and other related services and $2.1 million to adjust the liability related to rejected executory contracts to their estimated allowed claim amounts. There were no similar costs during the three months ended March 31, 2009.

12.	INCOME TAXES

For the three months ended March 31, 2010 and 2009, the Company’s effective tax rates were 12.6% and (6.0)%, respectively. These effective rates differed from the federal tax rate of 35% primarily due to changes in the Company’s valuation allowance.

13.	EARNINGS PER SHARE

The Company presents basic and diluted earnings per share in its consolidated condensed statement of operations. Basic earnings per share excludes dilution and is computed for all periods presented by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. In the calculation of earnings per share, the Company considers nonvested shares of common stock to be participating securities prior to vesting and are, therefore, included in the earnings allocation in computing basic earnings per share under the two-class method in periods of net income.

Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options, (2) the effect of the Company’s convertible subordinated notes, and (3) nonvested shares of common stock in periods of net loss. Antidilutive instruments are not considered in this calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three months ended March 31, 2010:

(In thousands, except per share data)
NUMERATOR:
Income available to common shareholders	$11,480
DENOMINATOR:
Weighted average common shares	266,085
Effect of dilutive securities:
Options	—
Nonvested shares	—
Convertible subordinated notes	1,920

Denominator for net income per common share—diluted	268,005

Net income per common share:
Basic	$0.04

Diluted	$0.04

The diluted shares outstanding for the quarter ended March 31, 2010 include approximately 1.9 million shares of common stock of the Company related to the conversion of the Company’s convertible subordinated notes. While operating under chapter 11 of the Bankruptcy Code, the Company is prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. Therefore, for the three months ended March 31, 2010, there was no related interest expense to consider in the calculation of the Company’s diluted shares. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the three months ended March 31, 2010 or 2009. For the three months ended March 31, 2009, potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes, along with the related interest expense impact, net of tax, into 1.9 million shares of common stock of the Company were excluded from the computation of diluted weighted average shares outstanding as their effect was antidilutive.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2009:

	January 1, 2009	Net realized/ unrealized gains included in earnings (a)	March 31, 2009
	(in thousands)
Financial Liabilities:
Contingent interest derivative	$1,770	$(1,045)	$725
Interest rate swap	82,355	(4,997)	77,358

Total liabilities	$84,125	$(6,042)	$78,083

(a)	Earnings impact is included in the interest expense, net caption of the accompanying consolidated condensed statement of operations.

There were no such financial instruments at December 31, 2009 or March 31, 2010.

The following summary presents a description of the methodologies and assumptions used to determine the estimated fair values for the Company’s significant financial instruments.

Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities: The carrying amount is assumed to be the fair value because of the liquidity or short-term maturity of these instruments.

Senior Debt: Based on average trading prices, the estimated fair value of the Company’s Senior Credit and Term Facility at March 31, 2010 and December 31, 2009 was $1,902.9 million and $1,586.8 million, respectively, compared to the Company’s carrying value of $2,144.4 million at both March 31, 2010 and December 31, 2009.

Subordinated Debt and Convertible Subordinated Notes: Based on average trading prices, the estimated fair value of the Company’s convertible subordinated notes at March 31, 2010 and December 31, 2009 was $24.9 million and $2.4 million, respectively, compared to the Company’s carrying value of $48.3 million at both March 31, 2010 and December 31, 2009.

Other Long-Term Liabilities: The terms of the Company’s other long-term liabilities approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

15.	REPORTABLE SEGMENTS

With the closing of the Merger as discussed at Note 1, the Company now operates two reportable segments, Radio Markets and Radio Network, as there is discrete financial information available for each segment and the segment operating results are reviewed by the chief operating decision maker. The Radio Markets’ revenue is primarily derived from the sale of broadcasting time to local, regional and national advertisers. Revenue for the Radio Network is generated primarily through national advertising. The Company presents segment operating income (“SOI”), which is not calculated according to accounting principles generally accepted in the United States of America, as the primary measure of profit and loss for its operating segments. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, stock-based compensation, corporate general and administrative expenses, and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net revenue:
Radio Markets	$138,144	$130,932
Radio Network	28,059	28,974

Segment revenue	$166,203	$159,906

Intersegment revenue:
Radio Markets	$(1,175)	$(1,015)
Radio Network	—	—

Total intersegment revenue	$(1,175)	$(1,015)

Net revenue	$165,028	$158,891

SOI:
Radio Markets	$46,384	$35,686
Radio Network	3,354	(4,300)
Corporate general and administrative	(5,160)	(5,614)
Local marketing agreement fees	(269)	(263)
Stock-based compensation expense	(319)	(1,003)
Depreciation and amortization	(6,855)	(10,260)
Other, net	2	(7)

Operating income	37,137	14,239
Reorganization costs	13,480	—
Interest expense, net	10,521	18,888
Gain on extinguishment of debt	—	(428)
Write-off of deferred financing costs and debt discount upon extinguishment of debt	—	777

Income (loss) before income taxes	13,136	(4,998)
Income tax expense	1,656	307

Net income (loss)	$11,480	$(5,305)

Segment local marketing agreement fees:
Radio Markets	$269	$263
Radio Network	—	—

Total segment local marketing agreement fees	$269	$263

Segment stock-based compensation expense:
Radio Markets	$297	$705
Radio Network	22	298

Total segment stock-based compensation expense	$319	$1,003

Segment depreciation and amortization:
Radio Markets	$5,031	$5,639
Radio Network	1,824	4,621

Total segment depreciation and amortization	$6,855	$10,260

	March 31, 2010	December 31, 2009
	(in thousands)
Identifiable assets:
Radio Markets, exclusive of goodwill shown separately below	$950,859	$964,580
Goodwill	292,563	292,563

Total Radio Markets identifiable assets	$1,243,422	$1,257,143

Radio Network, exclusive of goodwill shown separately below	$64,277	$77,435
Goodwill	29,413	29,413

Total Radio Network identifiable assets	$93,690	$106,848

Corporate and other identifiable assets	$97,434	$53,998

Total assets	$1,434,546	$1,417,989

16.	COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

On December 20, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of title 11 of the Bankruptcy Code. See Note 1. On February 3, 2010, the Debtors filed with the Bankruptcy Court a proposed joint plan of reorganization and a related disclosure statement pursuant to chapter 11 of the Bankruptcy Code. On March 15, 2010, the Debtors filed the Plan and Disclosure Statement, which modified the earlier filings. As discussed in Note 1, the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In the event it becomes necessary to confirm the Plan over the objection of a dissenting class, the Company may seek confirmation of the Plan notwithstanding the dissent of such objecting classes. Two shareholders objected to the approval of the Disclosure Statement and may object to confirmation of the Plan as well. Also, on April 21, 2010, Aurelius filed a preliminary objection to the Plan. Aurelius argues in its objection that, notwithstanding material developments in the radio business and broader economy, including the financial markets having risen dramatically and the Debtors’ operating results having outpaced management’s expectations, the Debtors seek confirmation of the Plan based on a stale valuation that is not supported by current performance or the current market environment. Aurelius notes that it filed the objection as procedural prerequisite to commencing discovery, which has in fact been commenced. The Debtors, Aurelius, the senior secured creditors and the Committee are currently engaged in discovery with respect to Aurelius’ objection to the Plan. The Bankruptcy Court may confirm the Plan pursuant to the “cramdown” provisions of the Bankruptcy Code, which allow the Bankruptcy Court to confirm a plan that has been rejected by an impaired class if it determines that the plan satisfies section 1129(b) of the Bankruptcy Code. See Item 1A. “Risk Factors—We may not be able to obtain confirmation of the Plan” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company is involved in certain claims and lawsuits arising in the ordinary course of its business. The Company believes that such litigation and claims will be resolved without a material adverse impact on its results of operations, cash flows or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Bankruptcy Proceedings

On December 20, 2009 (the “Petition Date”), Citadel Broadcasting Corporation and certain of its subsidiaries (collectively, the “Debtors” and, together with its other consolidated subsidiaries, the “Company”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (collectively, the “Cases”).

The Debtors are continuing to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the commencement of the Cases, the Debtors also announced that they had reached an accord with over 60% of their senior secured lenders on the terms of a pre-negotiated financial restructuring that will seek to extinguish approximately $1.4 billion of indebtedness. Specifically, the Debtors entered into an agreement (the “Plan Support Agreement”), effective as of December 20, 2009, with over 60% of the holders of the Company’s secured debt issued pursuant to the credit agreement dated as of June 12, 2007 (as amended, supplemented or otherwise modified as of the Petition Date, the “Credit Agreement”), among the

Company, the several lenders party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders. On December 21, 2009, the Debtors announced that the Bankruptcy Court granted all of the Debtors’ “first day” motions and applications. Among other first day relief, the Company was granted access to more than $36.0 million of cash on hand, as well as all cash generated from daily operations, which has been used to continue to satisfy the Company’s obligations without interruption during the course of its restructuring. The Debtors also received Bankruptcy Court authorization to, among other things, pay pre-petition employee wages, salaries, health benefits and other employee obligations during the restructuring, as well as authority to continue to honor the Company’s current customer programs. The Company is authorized under the Bankruptcy Code to satisfy post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval.

On January 11, 2010, the United States Trustee for the Southern District of New York appointed a statutory committee of unsecured creditors (the “Committee”).

On February 3, 2010, the Debtors filed with the Bankruptcy Court a proposed joint plan of reorganization and a related disclosure statement pursuant to chapter 11 of the Bankruptcy Code. On March 15, 2010, the Debtors filed with the Bankruptcy Court a modified joint plan of reorganization (as modified, the “Plan”) and a modified disclosure statement for the Plan (as modified, the “Disclosure Statement”), which were revised to incorporate a global settlement as among the Debtors, the secured lenders and the Committee, among other things. Specifically, the Plan provides that the approximately $2.1 billion of the debt outstanding under the Credit Agreement will be converted into a new term loan (the “New Term Loan”) in the principal amount of $762.5 million, with a 5-year term and an interest rate of the Eurodollar rate (at a minimum of 3%) plus 800 basis points. Holders of senior secured claims are expected to receive a pro rata share of (i) the New Term Loan; (ii) 90% of the new common stock (the “New Common Stock”) in the reorganized company (“Reorganized Citadel”) upon emergence from chapter 11 (the “Effective Date”), subject to dilution for distributions of New Common Stock under Reorganized Citadel’s equity incentive program; and (iii) cash held as of the Effective Date in excess, if any, of the sum of $86.0 million (representing the sum of (i) $36.0 million payable to holders of unsecured claims discussed below and (ii) $50.0 million, which is the amount of cash to be retained by Reorganized Citadel for normal operations) and various amounts due pursuant to the reorganization (as described more fully in the Disclosure Statement). Holders of unsecured claims, including the secured Lenders’ deficiency claim in the stipulated amount of $267.2 million and the claims of the Company’s convertible subordinated noteholders, are expected to receive a pro rata share of (i) 10% of the New Common Stock (subject to dilution for distributions of New Common Stock under Reorganized Citadel’s equity incentive program) and (ii) $36.0 million in cash.

On March 15, 2010, the Bankruptcy Court approved the Disclosure Statement and authorized the Company to begin soliciting votes on the Plan. The deadline to vote on the Plan was May 3, 2010. For those holders of secured and unsecured claims that voted, the percentage of votes cast in favor of the Plan were as follows:

	% of Holders	% of Dollar Amount
Senior secured lenders	99%	96%
General unsecured creditors (including senior lenders’ deficiency claim)	93%	90%

On April 21, 2010, Aurelius Capital Partners, LP, Aurelius Capital Master, Ltd. and Aurelius Convergence Master, Ltd. (collectively, “Aurelius”), holders of common stock of the Company, filed a preliminary objection to the Plan. Aurelius argues in its objection that, notwithstanding material developments in the radio business and broader economy, including the financial markets having risen dramatically and the Debtors’ operating results having outpaced management’s expectations, the Debtors seek confirmation of the Plan based on a stale valuation that is not supported by current performance or the current market environment. Aurelius notes that it filed the objection as procedural prerequisite to commencing discovery, which has in fact been commenced. The Debtors, Aurelius, the senior secured creditors and the Committee are currently engaged in discovery with respect to Aurelius’ objection to the Plan.

The Bankruptcy Court is scheduled to consider confirmation of the Plan on May 12, 2010. The Plan will become effective only if approved by the Bankruptcy Court, and the Federal Communications Commission (“FCC”) approves the Debtors’ transfer of control applications.

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

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company owns and operates radio stations and holds FCC licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. In addition to owning and operating radio stations, we also own and operate Citadel Media (the “Radio Network”), which produces and distributes a variety of news and news/talk radio programming and formats. The Radio Network is a leading radio network and syndicator with approximately 4,000 station affiliates and 9,000 program affiliations and is a separate reportable segment. Our top 25 markets accounted for approximately 76% and approximately 75% of the Radio Markets segment revenue for the three months ended March 31, 2010 and 2009, respectively. The Radio Markets segment and the Radio Network segment contributed approximately 83% and approximately 17%, respectively, of our consolidated net revenues for the quarter ended March 31, 2010 and approximately 82% and approximately 18%, respectively, for the quarter ended March 31, 2009.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. Approximately 78% and approximately 80% of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising during the quarter ended March 31, 2010 and 2009, respectively, and approximately 22% and approximately 20%, respectively, was generated from the sale of national advertising. The major categories of our Radio Markets’ advertisers include automotive companies, banks, entertainment companies, fast food chains, medical companies, and retail and grocery merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

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

The Radio Network is also the exclusive sales representative for the ESPN Radio Network content, providing both sales and distribution services. ESPN produces the network’s programming, which includes ESPN SportsCenter, Mike and Mike In The Morning, hosted by Mike Greenberg and former National Football League player Mike Golic, as well as national broadcasts of Major League Baseball, the National Basketball Association, and Bowl Championship Series. The Radio Network provides a sales staff to solicit and negotiate the sale of advertising on behalf of the ESPN Radio Network and to manage the advertising trafficking, billing and collection functions in exchange for a portion of all net sales generated on behalf of the ESPN Radio Network.

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

In addition, the Company’s indefinite-lived intangible assets include FCC broadcast licenses and goodwill. The Company evaluates its goodwill and FCC licenses for possible impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The Company evaluates the fair value of its FCC licenses at the unit of account level and has determined the unit of account to be the geographic market level. The Company’s lowest level of identifiable cash flow is the geographic market level. If the carrying amount of the FCC licenses is greater than their respective estimated fair value in a given geographic market, the carrying amount of the FCC licenses for that geographic market is reduced to their estimated fair value, and such reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

The Company evaluates its goodwill for impairment at the reporting unit level, which the Company has determined to be a geographic market for its radio stations and the Radio Network for its network operations. If the carrying amount of the goodwill is greater than its respective implied fair value in a given reporting unit, an impairment loss is recognized for the excess carrying amount, and such losses may have a material impact on the Company’s consolidated financial condition and results of operations.

During both the quarters ended March 31, 2010 and 2009, we concluded that there had been no conditions or events that would require an interim asset impairment analysis. If market conditions and operational performance of our reporting units were to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our intangible assets below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

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

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Revenue

	March 31, 2010	March 31, 2009	$ Change
	(Amounts in millions)
Net revenue:
Local	$107.6	$104.3	$3.3
National	57.4	54.6	2.8

Net revenue	$165.0	$158.9	$6.1

Net revenue for the three months ended March 31, 2010 increased by approximately $6.1 million, or 3.8%, from approximately $158.9 million during the three months ended March 31, 2009 to approximately $165.0 million. This increase was due to higher revenue of $7.2 million from our Radio Markets, which was slightly offset by a decrease of $0.9 million from the Radio Network. The increase in revenue at our Radio Markets segment is primarily due to increases in both national and local advertising revenue. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets. Our stations in Los Angeles, CA, Detroit, MI and Dallas, TX showed significant revenue growth, while revenues at our Salt Lake City, UT and Washington, D.C. stations were lower when compared to the prior year quarter.

Cost of Revenue

	March 31, 2010	March 31, 2009	$ Change
	(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$69.0	$79.9	$(10.9)

Cost of revenue decreased approximately $10.9 million, or 13.6%, to $69.0 million for the three months ended March 31, 2010 as compared to $79.9 million for the three months ended March 31, 2009. This decrease is primarily attributable to reductions to programming costs at both the Radio Markets and the Radio Network, including reductions in compensation and compensation paid to station affiliates by the Radio Network.

Selling, General and Administrative

	March 31, 2010	March 31, 2009	$ Change
	(Amounts in millions)
Selling, general and administrative expenses	$46.6	$48.6	$(2.0)

Selling, general and administrative expenses for the three months ended March 31, 2010 decreased approximately $2.0 million, or 4.1%, to $46.6 million from $48.6 million for the three months ended March 31, 2009. This decrease was primarily attributed to decreases in stock-based compensation expense at both the Radio Markets and the Radio Network, as well as reductions in compensation at the Radio Markets and general and administrative costs at the Radio Network.

Corporate General and Administrative Expenses

	March 31, 2010	March 31, 2009	$ Change
	(Amounts in millions)
Corporate general and administrative expenses	$5.2	$5.6	$(0.4)

Corporate general and administrative expenses decreased $0.4 million, or 7.1%, from $5.6 million during the three months ended March 31, 2009 to $5.2 million for the three months ended March 31, 2010. The decrease in corporate general and administrative expense is primarily the result of a decrease in stock-based compensation expense.

Depreciation and Amortization

	March 31, 2010	March 31, 2009	$ Change
	(Amounts in millions)
Depreciation and amortization:
Depreciation	$3.7	$3.9	$(0.2)
Amortization	3.1	6.4	(3.3)

Total depreciation and amortization	$6.8	$10.3	$(3.5)

Depreciation and amortization expense was $6.8 million during the three months ended March 31, 2010, compared to $10.3 million for the three months ended March 31, 2009, a decrease of $3.5 million, or 34.0%. The decrease in amortization expense is primarily attributable to lower intangible asset values in 2010 as a result of the asset impairment charge for definite-lived intangible assets recognized in the second quarter of 2009.

Operating Income

	March 31, 2010	March 31, 2009	$ Change
	(Amounts in millions)
Operating income	$37.1	$14.2	$22.9

Operating income increased approximately $22.9 million, or 161.3%, from $14.2 million for the first quarter of 2009 to $37.1 million for the first quarter of 2010. This increase in operating income is primarily the result of higher revenue of $6.1 million, lower station and network operating expenses of approximately $13.3 million and lower depreciation and amortization of $3.5 million.

Reorganization Costs

	March 31, 2010	March 31, 2009	$ Change
	(Amounts in millions)
Reorganization costs	$13.5	$—	$13.5

Reorganization costs incurred due to the Company’s bankruptcy filing in December of 2009 were $13.5 million for the three months ended March 31, 2010. This amount represents $11.4 million in professional fees paid for legal, consulting, and other related services and $2.1 million to adjust the liability related to rejected executory contracts to their estimated allowed claim amounts. There were no similar costs during the three months ended March 31, 2009.

Interest Expense, Net

	March 31, 2010	March 31, 2009	$ Change
	(Amounts in millions)
Interest expense, net	$10.5	$18.9	$(8.4)

Net interest expense decreased to $10.5 million for the three months ended March 31, 2010 from $18.9 million for the three months ended March 31, 2009, a decrease of $8.4 million.

The Company’s interest rate swap was initially designated to hedge specific cash flow variability associated with certain interest payments. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated, and hedge accounting was discontinued. Changes in the fair value of the interest rate swap liability were recognized as a component of interest expense, which amounted to a gain of $5.0 million during the three months ended March 31, 2009.

Pursuant to the terms of the Senior Credit and Term Facility and convertible subordinated notes and the resulting classification as current liabilities beginning with the quarter ended March 31, 2009, the Company had been amortizing the remaining amount of debt issuance costs, as well as the remaining amount of debt discount related to the convertible subordinated notes, as of March 31, 2009 over the 9.5 month period through January 15, 2010. During the three months ended March 31, 2009, the amortization of debt issuance costs related to the Senior Credit and Term Facility and the convertible subordinated notes, as well as the amortization of the debt discount on the convertible subordinated notes, was $2.3 million. However, the Company ceased amortization of these assets as of December 19, 2009 since subsequent to the Company’s voluntary petitions for reorganization, interest expense is only recognized to the extent it will be paid. Therefore, the Company wrote off the remaining balance of deferred financing costs and debt discount since the amount of the allowed claim for the Company’s senior debt and convertible subordinated notes was known as of December 31, 2009.

As of the effective date of the fourth amendment to the Senior Credit and Term Facility entered into on March 26, 2009 (the “Fourth Amendment”), the revolving loans and Tranche A Term Loans incurred a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incurred a rate of 4.25% per annum. On each interest payment date, this additional interest increased the principal amount of the related debt and were to be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. The Company incurred $1.0 million of facility fee during the quarter ended March 31, 2009. The Company incurred a total of $64.9 million of facility fee through the Petition Date, and this liability was converted to a component of senior debt as of that date.

At the time that the Company modified the terms of the convertible subordinated notes discussed further at Note 7 to the consolidated condensed financial statements, the underlying terms contained contingent interest rate features that were required to be accounted for as a derivative. The estimated value of the contingent interest rate derivative was recorded as a liability as of the date of the modification of the convertible subordinated notes, and at each subsequent reporting date, the Company measured the estimated fair value of the derivative instrument, and any increase or decrease in the estimated fair value of the derivative liabilities was recognized immediately in earnings as an adjustment to interest expense. During the three months ended March 31, 2009, we recognized a gain of approximately $1.0 million.

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

Excluding the changes in the estimated fair values of the interest rate swap agreement and derivative liabilities, the amortization of debt issuance costs and debt discount, and the facility fees incurred pursuant to the Fourth Amendment, net interest expense decreased $11.2 million from $21.7 million for the three months ended March 31, 2009 to $10.5 million for the three months ended March 31, 2010. This remaining decrease in interest expense was primarily the result of amounts paid in the prior year first quarter related to the net settlement of the interest rate swap agreement of $9.9 million and interest expense on convertible subordinated notes of $0.9 million.

The Company stopped recognizing and paying interest on outstanding pre-petition debt obligations except for its senior debt described above. However, the Company’s interest expense related to its senior debt for the three months ended March 31, 2010 was approximately $1.1 million higher than it would have been absent the voluntary petitions for reorganization due mainly to the conversion of the outstanding interest rate swap liability and accrued facility fee balance as of the Petition Date, as well as the increased interest rate spread being paid on certain components of senior debt. In addition to these differences, in the first quarter of 2009, the Company recognized and paid interest of $9.9 million and $0.9 million related to the interest rate swap agreement and the convertible subordinated notes, respectively. No comparable amounts were incurred or paid in the 2010 first quarter since the interest rate swap agreement was terminated and the Company ceased accruing interest on the convertible subordinated notes as the amount of the allowed claim related to the notes was known as of December 31, 2009.

Income Taxes

	March 31, 2010	March 31, 2009	$ Change
	(Amounts in millions)
Income tax expense	$1.7	$0.3	$1.4

For the quarter ended March 31, 2010, the Company recognized income tax expense of $1.7 million based on income before income taxes of $13.1 million, or an effective tax rate of 12.6%. This effective rate differed from the federal tax rate of 35% primarily due to changes in the Company’s valuation allowance.

For the quarter ended March 31, 2009, the Company recognized income tax expense of $0.3 million based on a loss before income taxes of $5.0 million, or an effective tax rate of (6.0%). This effective rate differs from the federal tax rate of 35% primarily due to a change in the Company’s valuation allowance.

Net Income (Loss)

Net income increased to $11.5 million, or $0.04 per basic share for the quarter ended March 31, 2010 compared to net a net loss of $5.3 million, or $(0.02) per basic share, for the quarter ended March 31, 2009 as a result of the factors described above.

Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the quarter ended March 31, 2010 include approximately 1.9 million shares of common stock of the Company related to the conversion of the Company’s convertible subordinated notes. While operating under chapter 11 of the Bankruptcy Code, the Company is prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. Therefore, for the three months ended March 31, 2010, there was no related interest expense to consider in the calculation of the Company’s diluted shares. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the three months ended March 31, 2010 or 2009. For the three months ended March 31, 2009, potentially dilutive equivalent shares related to the conversion of the Company’s convertible subordinated notes, along with the related interest expense impact, net of tax, into 1.9 million shares of common stock of the Company were excluded from the computation of diluted weighted average shares outstanding as their effect was antidilutive.

Segment Results of Operations

The Company presents segment operating income (“SOI”), which is a non-GAAP measure, as a primary measure of profit and loss for its operating segments. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, stock-based compensation, corporate general and administrative expenses, and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of SOI to the Company’s consolidated results of operations is presented at Note 15 to the consolidated condensed financial statements.

The following tables present the Company’s revenue, SOI, local marketing agreement fees, stock-based compensation expense and depreciation and amortization by segment for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010	2009
	(Amounts in millions)
Net revenue:
Radio Markets	$138.1	$130.9
Radio Network	28.1	29.0

Segment revenue	$166.2	$159.9

Intersegment revenue:
Radio Markets	$(1.2)	$(1.0)
Radio Network	—	—

Total intersegment revenue	$(1.2)	$(1.0)

Net revenue	$165.0	$158.9

SOI:
Radio Markets	$46.4	$35.7
Radio Network	3.4	(4.3)
Corporate general and administrative	(5.2)	(5.6)
Local marketing agreement fees	(0.3)	(0.3)
Stock-based compensation expense	(0.3)	(1.0)
Depreciation and amortization	(6.8)	(10.3)
Other, net	—	—

Total operating income	$37.2	$14.2

Local marketing agreement fees
Radio Markets	$0.3	$0.3
Radio Network	—	—

Total local marketing agreement fees	$0.3	$0.3

Segment stock-based compensation expense:
Radio Markets	$0.3	$0.7
Radio Network	—	0.3

Total segment stock-based compensation expense	$0.3	$1.0

Segment depreciation and amortization:
Radio Markets	$5.0	$5.7
Radio Network	1.8	4.6

Total segment depreciation and amortization	$6.8	$10.3

Radio Markets

	Three Months Ended March 31,
	2010	2009
	(Amounts in millions)
Radio Markets
Net revenue	$138.1	$130.9

SOI	$46.4	$35.7
Local marketing agreement fees	(0.3)	(0.3)
Stock-based compensation expense	(0.3)	(0.7)
Depreciation and amortization	(5.0)	(5.7)

Operating income—Radio Markets	$40.8	$29.0

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Radio Markets revenue increased to $138.1 million for the three months ended March 31, 2010 from $130.9 million for the three months ended March 31, 2009, an increase of $7.2 million, or 5.5%. The increase in revenue is driven primarily by increases in both national and local advertising revenue. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets. Our stations in Los Angeles, CA, Detroit, MI and Dallas, TX showed significant revenue growth, while revenues at our Salt Lake City, UT and Washington, D.C. stations were lower when compared to the prior year quarter.

SOI was $46.4 million for the three months ended March 31, 2010 as compared to $35.7 million for the three months ended March 31, 2009, an increase of $10.7 million, or 30.0%. The increase in SOI for the three months ended March 31, 2010 was primarily the result of the $7.2 million increase in net revenue, as well as reductions in programming costs, primarily due to a decrease in compensation costs.

Radio Network

	Three Months Ended March 31,
	2010	2009
	(Amounts in millions)
Radio Network
Net revenue	$28.1	$29.0

SOI	$3.4	$(4.3)
Stock-based compensation expense	—	(0.3)
Depreciation and amortization	(1.8)	(4.6)

Operating income (loss)—Radio Network	$1.6	$(9.2)

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Radio Network net revenue decreased $0.9 million, or 3.1%, to $28.1 million for the three months ended March 31, 2010, from $29.0 million for the three months ended March 31, 2009.

Radio Network SOI was $3.4 million for the three months ended March 31, 2010 as compared to a loss of $4.3 million for the three months ended March 31, 2009, an increase of $7.7 million. The increase in SOI for the three months ended March 31, 2010 was primarily the result of reductions in programming costs, which includes decreases in salaries, station compensation paid to affiliates and certain programming costs, as well as reductions in general and administrative costs.

The decrease in amortization expense is primarily attributable to lower intangible asset values in 2010 as a result of the asset impairment charge for definite-lived intangible assets recognized in the second quarter of 2009.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and cash provided by the operations of our Radio Markets and our Radio Network.

On December 20, 2009, the Company and certain of its subsidiaries filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code. See additional information under “Current Bankruptcy Proceedings” above and related discussion at the “Senior Debt” and “Subordinated Debt and Convertible Subordinated Notes” sections below.

Operating Activities

	March 31, 2010	March 31, 2009	$ Change
	(Amounts in millions)
Net cash provided by operating activities	$48.5	$20.4	$28.1

Net cash provided by operating activities was $48.5 million for the three months ended March 31, 2010 as compared to $20.4 million for the three months ended March 31, 2009. The increase of $28.1 million was primarily due to the increase in net revenue of $6.1 million, a decrease in cash paid for interest of $6.9 million and an increase in cash provided by changes in operating assets and liabilities of $12.3 million.

Investing Activities

	March 31, 2010	March 31, 2009	$ Change
	(Amounts in millions)
Net cash used in investing activities	$(5.8)	$(1.2)	$(4.6)

Net cash used in investing activities for the three months ended March 31, 2010 of $5.8 million consists primarily of an increase of $3.7 million of restricted cash and capital expenditures of $2.2 million. Cash used in investing activities of $1.2 million in the prior year consisted primarily of capital expenditures.

Financing Activities

	March 31, 2010	March 31, 2009	$ Change
	(Amounts in millions)
Net cash used in financing activities	$—	$(12.5)	$12.5

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2010, compared to $12.5 million during the three months ended March 31, 2009. Cash used in financing activities for the three months ended March 31, 2009 included $11.5 million in payments for debt issuance costs associated with the Fourth Amendment to our Senior Credit and Term Facility.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes and capital expenditures. Our capital expenditures totaled $2.2 million during the three months ended March 31, 2010, as compared to $1.2 million during the three months ended March 31, 2009. For the year ending December 31, 2010, the Company estimates that capital expenditures necessary for our existing facilities will be approximately $10 million to $12 million. At March 31, 2010, we had cash and cash equivalents of $100.1 million. Based on our anticipated future operations and assuming no material changes to the Company’s Plan filed with the Bankruptcy Court on March 15, 2010, we believe that cash on hand and expected cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures for both maintenance and growth, and scheduled payments of cash interest on our outstanding indebtedness at least through December 31, 2010.

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

As a result of the Merger and resulting evaluation of the consolidated businesses, the Company restructured and eliminated certain programming, sales and general and administrative positions within the ABC Radio Business. Total charges for employee severance were $6.2 million, of which $5.5 million has been paid. As of March 31, 2010, $0.7 million remains accrued and is classified as a liability subject to compromise. See additional discussion at Note 4.

Senior Debt

In connection with the Merger in June 2007, the Company entered into the Senior Credit and Term Facility. Our operating subsidiaries guarantee the Senior Credit and Term Facility, and substantially all assets of the Company are pledged as security.

As a result of the Company’s voluntary petitions for reorganization, all of the Company’s senior debt obligations were accelerated, and the outstanding balances were aggregated. As of the Petition Date, the Company had $2,075.6 million outstanding under its Senior Credit and Term Facility, including $64.9 million of total facility fee (see discussion below) incurred through December 19, 2009. In addition, the liability of $72.8 million outstanding under the interest rate swap agreement (see Note 8 within Item 1. “Financial Statements (Unaudited)” in Part I. “Financial Information”) was converted to a component of senior debt as of that date. The total modified amount of interest-bearing senior debt as of December 20, 2009 of $2,148.4 million began incurring interest at the non-default rate previously applicable to the Tranche B Term Loans under the Senior Credit and Term Facility (see discussion below), which is due in monthly payments. In December 2009, the $4.0 million that had been remitted to a cash collateral account as of September 30, 2009 for the benefit of the Company’s lenders pursuant to a covenant under the Senior Credit and Term Facility was applied as a reduction to the outstanding balance of the Company’s senior debt. This payment reduced the balance to $2,144.4 million, which is classified as a liability subject to compromise as of March 31, 2010.

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

The Company stopped recognizing and paying interest on outstanding pre-petition debt obligations except for its senior debt described above. However, the Company’s interest expense related to its senior debt for the three months ended March 31, 2010 was approximately $1.1 million higher than it would have been absent the voluntary petitions for reorganization due mainly to the conversion of the outstanding interest rate swap liability and accrued facility fee balance as of the Petition Date, as well as the increased interest rate spread being paid on certain components of senior debt. In addition to these differences, in the first quarter of 2009, the Company recognized and paid interest of $9.9 million and $0.9 million related to the interest rate swap agreement and the convertible subordinated notes, respectively. No comparable amounts were incurred or paid in the 2010 first quarter since the interest rate swap agreement was terminated and the Company ceased accruing interest on the convertible subordinated notes as the amount of the allowed claim related to the notes was known as of December 31, 2009.

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

Below is a table that sets forth the amounts borrowed under the Company’s Senior Credit and Term Facility as of both March 31, 2010 and December 31, 2009:

Type of Borrowing	Amount of Borrowing
(in thousands)
Tranche A Term Loans	$526,176
Tranche B Term Loans	1,345,017
Revolving Loans	135,747

2,006,940
Interest Rate Swap	72,628
Facility Fee	64,819

Total Senior Debt	$2,144,387

The interest rates for the total amounts borrowed under the Company’s Senior Credit and Term Facility as of March 31, 2010 and December 31, 2009 were 1.98% and 1.99%, respectively.

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

The Settlement Agreement required the Company to commence a $55.0 million pro rata cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes and an exchange offer for the remaining Original Notes for amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes did not differ in any material respect from those of the Original Notes, and the Company issued $274.5 million aggregate principal amount of Amended Notes.

Pursuant to the terms of the Settlement Agreement, through March 31, 2009, the Company had repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including the $55.0 million Original Notes related to the initial exchange offer. Of this total, $0.7 million was repurchased during the quarter ended March 31, 2009.

The chapter 11 filings created an event of default under the convertible subordinated notes, and the entire unpaid balance of principal plus accrued interest and any other additional amounts due under the convertible subordinated notes became immediately due and payable. The ability of the creditors to enforce their rights is stayed as a result of the chapter 11 filings, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. While operating under chapter 11 of the Bankruptcy Code, the Company is prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. The Company ceased accruing interest on all unsecured debt subject to compromise, including the convertible subordinated notes, since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009. The balance of convertible subordinated notes was $48.3 million as of March 31, 2010, including $0.5 million of Original Notes, and is included in liabilities subject to compromise in the accompanying balance sheet. Unpaid interest of $1.3 million is accrued related to the convertible subordinated notes and is included in liabilities subject to compromise in the accompanying consolidated condensed balance sheets.

At the time that the Company issued the Amended Notes, the underlying terms contained contingent interest rate adjustments that could have caused interest to vary in future periods depending on the outstanding balance of Amended Notes. The estimated value of the contingent interest rate derivative was recorded as a liability as of the date of the modification of the convertible subordinated notes, and at each subsequent reporting date, we measured the estimated fair value of the derivative instrument using a discounted cash flow analysis considering various repurchase scenarios, which determined the stated interest rate to be incurred, compared to a minimum base rate of interest of 4.0%. As of March 31, 2009, this analysis resulted in a value of approximately $0.7 million, and the change in fair value for the three months ended March 31, 2009 represented a gain of approximately $1.0 million, which is included in the accompanying consolidated condensed statement of operations as a component of interest expense, net.

Adoption of New Accounting Standards

See Part I, Item 1. “Financial Statements (Unaudited)” Note 1

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates and assumptions, as more fully disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, relate in particular to the determination of the fair market value of assets acquired and liabilities assumed and the allocation of purchase price consideration; the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values, the analysis of the measurement of deferred tax assets; the identification and quantification of income tax liabilities as a result of uncertain tax positions; the determination of the appropriate service period underlying equity awards and the evaluation of historical performance compared to the terms of the performance objectives contained in performance-vesting awards; the accounting treatment of interest rate hedging activities; the valuation of the contingent interest rate derivative related to our convertible subordinated notes; and the determination of the allowance for estimated uncollectible accounts and notes receivable. We also use assumptions when determining the value of certain fully vested stock units, equity awards containing market conditions and when employing the Black-Scholes valuation model to estimate the fair value of stock options and certain derivative financial instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions. There have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations and Commercial Commitments

There have been no significant changes in our contractual commitments as of March 31, 2010 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our Senior Credit and Term Facility, which bears interest based on variable rates. Therefore, our remaining variable debt of approximately $2,144.4 million outstanding as of March 31, 2010 is subject to fluctuations in the underlying interest rates. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to this debt. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $21.4 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and constant interest rate based on the variable rates in place as of March 31, 2010.

As discussed above under the heading “Subordinated Debt and Convertible Subordinated Notes,” we had recorded the fair value of the derivative financial instruments related to our convertible subordinated notes. At each subsequent reporting date, we measured the estimated fair value of the derivative financial instruments using various assumptions, and any increase or decrease in the estimated fair value of the derivative liabilities was recognized immediately in earnings. Changes in the underlying assumptions can impact the estimated fair value of the derivatives, but as of March 31, 2010, any resulting changes in the assumptions should not have a material impact on the value of the derivatives or the Company’s consolidated condensed financial statements.

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

Based on their evaluation as of March 31, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2010.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 20, 2009, the Debtors filed voluntary petitions in Bankruptcy Court seeking relief under the provisions of chapter 11 of title 11 of the Bankruptcy Code. On February 3, 2010, the Debtors filed with the Bankruptcy Court a proposed joint plan of reorganization and a related disclosure statement pursuant to chapter 11 of the Bankruptcy Code. On March 15, 2010, the Debtors filed the Plan and Disclosure Statement, which modified the earlier filings. The Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In the event it becomes necessary to confirm the Plan over the objection of a dissenting class, the Company may seek confirmation of the Plan notwithstanding the dissent of such objecting classes. Two shareholders objected to the approval of the Disclosure Statement and may object to confirmation of the Plan as well. Also, on April 21, 2010, Aurelius filed a preliminary objection to the Plan. Aurelius argues in its objection that, notwithstanding material developments in the radio business and broader economy, including the financial markets having risen dramatically and the Debtors’ operating results having outpaced management’s expectations, the Debtors seek confirmation of the Plan based on a stale valuation that is not supported by current performance or the current market environment. Aurelius notes that it filed the objection as procedural prerequisite to commencing discovery, which has in fact been commenced. The Debtors, Aurelius, the senior secured creditors and the Committee are currently engaged in discovery with respect to Aurelius’ objection to the Plan. The Bankruptcy Court may confirm the Plan pursuant to the “cramdown” provisions of the Bankruptcy Code, which allow the Bankruptcy Court to confirm a plan that has been rejected by an impaired class if it determines that the plan satisfies section 1129(b) of the Bankruptcy Code. See Item 1A. “Risk Factors—We may not be able to obtain confirmation of the Plan” in our Annual Report on Form 10-K for the year ended December 31, 2009.

We are involved in certain other claims and lawsuits arising in the ordinary course of our business. We believe that such litigation matters and claims will be resolved without a material adverse impact on our financial condition, results of operations, or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes stock repurchase information for the quarter ended March 31, 2010.

REGISTRANT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2010 through January 31, 2010	110,094	$0.03
February 1, 2010 through February 28, 2010	—	0.00
March 1, 2010 through March 31, 2010	48,659	0.03

Total	158,753	$0.03

The Company acquired approximately 0.2 million shares of common stock during the quarter ended March 31, 2010 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities. These shares do not reduce the amounts authorized under the Company’s repurchase programs.

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description
2.1	Joint Plan of Reorganization of Citadel Broadcasting Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2010.)

2.2	Disclosure Statement for the Joint Plan of Reorganization of Citadel Broadcasting Corporation and its Debtor Affiliates Pursuant to chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2010.)

2.3	First Modified Joint Plan of Reorganization of Citadel Broadcasting Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2010.)

2.4	First Modified Disclosure Statement for the Joint Plan of Reorganization of Citadel Broadcasting Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2010.)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: May 7, 2010	By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	By:	/s/ RANDY L. TAYLOR
Randy L. Taylor
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Joint Plan of Reorganization of Citadel Broadcasting Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2010.)

2.2	Disclosure Statement for the Joint Plan of Reorganization of Citadel Broadcasting Corporation and its Debtor Affiliates Pursuant to chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2010.)

2.3	First Modified Joint Plan of Reorganization of Citadel Broadcasting Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2010.)

2.4	First Modified Disclosure Statement for the Joint Plan of Reorganization of Citadel Broadcasting Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2010.)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.