Form 10-Q
period 2010-06-30
CITADEL BROADCASTING CORP
filed 2010-08-16
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of July 30, 2010, there were 45,127,159 shares of common stock, $0.001 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

June 30, 2010

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

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “should,” “will,” and similar expressions, whether in the negative or the affirmative. All statements other than the statements of historical fact are “forward-looking statements” for the purposes of federal and state securities laws and may be subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to change and subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, expressed or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: (i) the ability of the Company to continue as a going concern; (ii) the ability of the Company to obtain and maintain normal terms with vendors and service providers; (iii) the Company’s ability to maintain contracts and leases that are critical to its operations; (iv) the potential adverse impact of the chapter 11 cases on the Company’s liquidity, results of operations and business relations; (v) the ability of the Company to execute its business plans and strategy; (vi) the ability of the Company to attract, motivate and/or retain key executives and associates; (vii) general economic or business conditions affecting the radio broadcasting industry being less favorable than expected; (viii) increased competition in the radio broadcasting industry; (ix) the impact of current or pending legislation and regulation, antitrust considerations, and pending or future litigation or claims; (x) changes in the financial markets; (xi) fluctuations in interest rates; (xii) changes in market conditions that could impair the Company’s goodwill or intangible assets; (xiii) changes in governmental regulations; (xiv) changes in policies or actions or in regulatory bodies; (xv) changes in uncertain tax positions and tax rates; (xvi) changes in capital expenditure requirements; and (xvii) those matters discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q.

All forward-looking statements in this report are qualified by these cautionary statements. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	Successor	Predecessor
	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$86,790	$57,441
Accounts receivable, net	150,405	159,201
Prepaid expenses and other current assets (including deferred income tax assets of $5,421 and $566 as of June 30, 2010 and December 31, 2009, respectively)	29,083	21,177

Total current assets	266,278	237,819
Long-term assets
Property and equipment, net	201,912	201,542
FCC licenses	893,610	600,603
Goodwill	767,703	321,976
Customer and affiliate relationships, net	232,641	36,284
Other assets, net	53,361	19,765

Total assets	$2,415,505	$1,417,989

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable, accrued liabilities and other liabilities	$56,966	$36,376
Senior debt, current	7,625	—

Total current liabilities not subject to compromise	64,591	36,376
Long-term liabilities
Senior debt, less current portion	773,493	—
Other long-term liabilities, less current portion	62,721	2,631
Deferred income tax liabilities	253,132	180,422

Total liabilities not subject to compromise	1,153,937	219,429
Liabilities subject to compromise	—	2,270,418

Total liabilities	1,153,937	2,489,847

Commitments and contingencies
Stockholders’ equity (deficit)
Successor preferred stock, $.001 par value – authorized, 50,000,000 shares at June 30, 2010; no shares issued or outstanding at June 30, 2010	—	—
Successor class A common stock, $.001 par value – authorized, 100,000,000 shares at June 30, 2010; issued and outstanding, 3,031,311 shares at June 30, 2010	3	—
Successor class B common stock, $.001 par value – authorized, 100,000,000 shares at June 30, 2010; issued and outstanding, 16,699,015 shares at June 30, 2010	17	—
Successor equity held in reserve	14,305	—
Additional paid-in capital (including 25,376,055 special warrants at June 30, 2010)	1,244,113	2,447,084
Predecessor preferred stock, $.01 par value – authorized, 200,000,000 shares at December 31, 2009; no shares issued or outstanding at December 31, 2009	—	—
Predecessor common stock, $.01 par value – authorized, 500,000,000 shares at December 31, 2009; issued and outstanding, 294,035,525 and 265,623,369, respectively at December 31, 2009	—	2,940
Predecessor treasury stock, at cost, 28,412,156 shares at December 31, 2009	—	(344,371)
Retained earnings (accumulated deficit)	3,130	(3,177,511)

Total stockholders’ equity (deficit)	1,261,568	(1,071,858)

Total liabilities and stockholders’ equity (deficit)	$2,415,505	$1,417,989

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009

Net revenue	$64,027	$130,396	$188,061

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	22,631	47,124	73,247
Selling, general and administrative	15,915	31,952	52,398
Corporate general and administrative	1,792	3,769	9,394
Local marketing agreement fees	100	186	248
Asset impairment and disposal charges	—	—	985,653
Depreciation and amortization	8,592	4,510	10,211
Other, net	1,013	856	990

Operating expenses	50,043	88,397	1,132,141

Operating income (loss)	13,984	41,999	(944,080)

Reorganization items, net	—	(1,027,557)	—
Interest expense, net	6,314	7,251	44,549

Income (loss) before income taxes	7,670	1,062,305	(988,629)

Income tax expense (benefit)	4,540	4,078	(229,972)

Net income (loss)	$3,130	$1,058,227	$(758,657)

Net income (loss) per share - basic	$0.07	$3.98	$(2.88)

Net income (loss) per share - diluted	$0.07	$3.95	$(2.88)

Weighted average common shares outstanding - basic	45,625	265,977	263,815

Weighted average common shares outstanding - diluted	45,625	267,897	263,815

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009

Net revenue	$64,027	$295,424	$346,952

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	22,631	116,103	153,127
Selling, general and administrative	15,915	78,582	101,026
Corporate general and administrative	1,792	8,929	15,008
Local marketing agreement fees	100	455	511
Asset impairment and disposal charges	—	—	985,653
Depreciation and amortization	8,592	11,365	20,471
Other, net	1,013	854	997

Operating expenses	50,043	216,288	1,276,793

Operating income (loss)	13,984	79,136	(929,841)

Reorganization items, net	—	(1,014,077)	—
Interest expense, net	6,314	17,771	63,437
Gain on extinguishment of debt	—	—	(428)
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	—	—	777

Income (loss) before income taxes	7,670	1,075,442	(993,627)

Income tax expense (benefit)	4,540	5,737	(229,665)

Net income (loss)	$3,130	$1,069,705	$(763,962)

Net income (loss) per share - basic	$0.07	$4.02	$(2.90)

Net income (loss) per share - diluted	$0.07	$3.99	$(2.90)

Weighted average common shares outstanding - basic	45,625	266,041	263,723

Weighted average common shares outstanding - diluted	45,625	267,961	263,723

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities:
Net income (loss)	$3,130	$1,069,705	$(763,962)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8,592	11,365	20,471
Gain on extinguishment of debt	—	—	(428)
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	—	—	160
Asset impairment and disposal charges	—	—	985,653
Non-cash debt-related amounts and facility fees	(439)	—	37,356
Non-cash reorganization items, net	—	(1,067,728)	—
Fair value of swap liability	—	—	(21,626)
Provision for bad debts	221	578	2,112
Loss on sale of assets	—	708	118
Deferred income taxes	4,483	5,150	(230,551)
Stock-based compensation expense	—	1,881	7,114
Changes in operating assets and liabilities:
Accounts receivable	(5,514)	13,884	18,993
Prepaid expenses and other current assets	(1,899)	(900)	1,430
Accounts payable, accrued liabilities and other obligations	(12,705)	5,855	(32,877)

Net cash (used in) provided by operating activities	(4,131)	40,498	23,963

Cash flows from investing activities:
Capital expenditures	(430)	(3,409)	(2,173)
Proceeds from sale of assets	—	5	—
Restricted cash	605	(3,684)	—
Other assets, net	8	25	—

Net cash provided by (used in) investing activities	183	(7,063)	(2,173)

Cash flows from financing activities:
Debt issuance costs	—	—	(11,477)
Payments for early extinguishment of debt, including related fees	—	—	(292)
Other debt-related expenses	—	—	(617)
Purchase of shares held in treasury	—	(5)	(72)
Principal payments on other long-term obligations	(8)	(125)	(127)

Net cash used in financing activities	(8)	(130)	(12,585)

Net (decrease) increase in cash and cash equivalents	(3,956)	33,305	9,205
Cash and cash equivalents, beginning of period	90,746	57,441	18,634

Cash and cash equivalents, end of period	$86,790	$90,746	$27,839

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

Supplemental schedule of cash flow information

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009

Cash Payments:
Interest	$7,058	$24,478	$51,110
Income taxes	93	481	1,966
Reorganization items - cash paid for professional fees	—	17,651	—
Reorganization items - cash paid to unsecured creditors	—	36,000	—
Cash reserve for unsecured creditors	—	4,089	—
Barter Transactions:
Barter revenue - included in net revenue	1,572	7,574	8,877
Barter expenses - included in cost of revenue and selling, general and administrative expense	1,497	7,278	9,635

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

1. BASIS OF PRESENTATION

Emergence from Bankruptcy Protection

On December 20, 2009 (the “Petition Date”), Citadel Broadcasting Corporation and certain of its subsidiaries (collectively, the “Debtors”, and, together with its other consolidated subsidiaries, the “Company”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On January 11, 2010, the United States Trustee for the Southern District of New York appointed a statutory committee of unsecured creditors (the “Committee”).

On February 3, 2010, the Debtors filed with the Bankruptcy Court a proposed joint plan of reorganization and a related disclosure statement pursuant to chapter 11 of the Bankruptcy Code. On March 15, 2010, the Debtors filed with the Bankruptcy Court the first modified joint plan of reorganization (including all modifications, the “Plan”) and the first modified disclosure statement for the Plan (as modified, the “Disclosure Statement”), which were revised to incorporate a global settlement as among the Debtors, the secured lenders and the Committee, among other things. Also on March 15, 2010, the Bankruptcy Court approved the Disclosure Statement and authorized the Company to begin soliciting votes on the Plan. The deadline to vote on the Plan was May 3, 2010. For those holders of secured and unsecured claims that voted, the percentages of votes cast in favor of the Plan were as follows:

	% of Holders	% of Dollar Amount
Senior secured lenders	99%	96%
General unsecured creditors (including senior lenders’ deficiency claim)	93%	90%

On May 10, 2010, the Debtors filed the second modified Plan, reflecting certain technical, nonmaterial modifications to the first modification. Objections to the Debtors’ Plan were filed with the Bankruptcy Court by several stockholders, and on May 12, 2010, the Bankruptcy Court commenced a multi-day hearing, which ended on May 17, 2010 with the Bankruptcy Court confirming the Debtors’ Plan.

On May 19, 2010 (the “Confirmation Date”), the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, and on May 26, 2010, the Federal Communications Commission (the “FCC”) granted the long form applications for transfer of control of the Company’s FCC licenses to the new stockholders of the reorganized successor to the Company.

On June 3, 2010 (the “Effective Date”), the Debtors consummated their reorganization and the Plan became effective. The distribution of securities of the new reorganized successor to the Company under the Plan was made on the Effective Date. The Debtors distributed three forms of equity: Class A common stock (currently traded over-the-counter under the symbol “CDELA”); Class B common stock (currently traded over-the-counter under the symbol “CDELB”); and special warrants (currently traded over-the-counter under the symbol “CDDGW”). See Note 9.

Description of the Company

In January 2001, the Company was formed by affiliates of Forstmann Little & Co. (“FL&Co.”) and acquired substantially all of the outstanding common stock of the predecessor company in a leveraged buyout transaction. Citadel Broadcasting Company, a Nevada corporation that was the operating subsidiary of the predecessor and is now a wholly-owned subsidiary of the Company, is referred to as “Citadel Broadcasting.”

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

The Company, Merger Sub, TWDC and ABC Radio consummated the (i) separation of the ABC Radio Network business and 22 ABC radio stations (collectively, the “ABC Radio Business”) from TWDC and its subsidiaries, (ii) spin-off of ABC Radio, which holds the ABC Radio Business, whereby TWDC distributed all of the outstanding common stock of ABC Radio pro rata to TWDC’s stockholders through a spin-off and (iii) merger of Merger Sub with and into ABC Radio, with ABC Radio surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with those transactions, TWDC or one of its affiliates retained cash from the proceeds of debt incurred by ABC Radio on June 5, 2007 in the amount of $1.35 billion (the “ABC Radio Debt”). Immediately thereafter, the separate corporate existence of Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The Merger became effective on June 12, 2007.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Also, on June 12, 2007, to effectuate the Merger, the Company entered into a credit agreement to provide debt financing to the Company in connection with the payment of a special distribution on June 12, 2007 immediately prior to the closing of the Merger in the amount of $2.4631 per share to all pre-merger holders of record of Company common stock as of June 8, 2007 (the “Special Distribution”), the refinancing of Citadel Broadcasting’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the Merger. This senior credit and term agreement provided for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013 (“Tranche A Term Loans”), and $1,535 million term loans maturing in June 2014 (“Tranche B Term Loans”) (collectively, the “Senior Credit and Term Facility”).

In accordance with the Plan, approximately $2.1 billion of the debt outstanding under the Predecessor’s Senior Credit and Term Facility was converted into a new term loan dated as of June 3, 2010 among the Company, the several lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (the “New Term Loan”) in the principal amount of $762.5 million with a 5-year term. See Notes 2 and 5 for additional discussion of the Plan and the New Term Loan.

Principles of Consolidation and Presentation

The accompanying consolidated condensed financial statements of the Company include Citadel Broadcasting Corporation, Citadel Broadcasting, ABC Radio and their consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was required to adopt fresh-start reporting as of the Confirmation Date or such later date when all material conditions precedent to the effectiveness of the Plan had been satisfied, but no later than the Effective Date. All material conditions were satisfied on the Effective Date, and in light of the proximity of this date to the Company’s May 31, 2010 accounting period end, the effects of fresh-start reporting and the Plan were reported for accounting purposes as if they occurred on May 31, 2010 (the “Fresh-Start Date”). The Company adopted the fresh-start reporting provisions in accordance with accounting guidance on reorganizations (see Note 2). Applying the provisions of fresh-start reporting as of May 31, 2010 instead of June 3, 2010 did not result in a material difference to the Company’s results of operations or financial condition.

References in this Quarterly Report on Form 10-Q to “Successor” refer to the Company on or after the Fresh-Start Date. References to “Predecessor” refer to the Company prior to the Fresh-Start Date. The accompanying consolidated condensed financial statements as of December 31, 2009, for the three and six months ended June 30, 2009 and for the periods from January 1, 2010 through May 31, 2010 and from April 1, 2010 through May 31, 2010 represent the Predecessor’s financial position and results of operations (the “Predecessor Periods”). References in this Quarterly Report on Form 10-Q to the “Company” refer to Citadel Broadcasting Corporation and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate. Consolidated condensed financial statements as of June 30, 2010 and for the period from June 1, 2010 through June 30, 2010 represent the Successor’s financial position and results of operations (the “Successor Period”). The Predecessor Periods reflect the historical accounting basis of the Predecessor’s assets and liabilities, while the Successor Period reflects assets and liabilities at fair value, based on an allocation of the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations (see Note 2). The Company’s emergence from bankruptcy resulted in a new reporting entity that had no retained earnings or accumulated deficit as of the Fresh-Start Date. Accordingly, the Company’s consolidated financial statements for the Predecessor Periods are not comparable to its consolidated financial statements for the Successor Period. Operating results for the Successor and Predecessor Periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or thereafter.

For the period between the Petition Date and the Fresh-Start Date, the accompanying consolidated condensed financial statements of the Predecessor have been prepared in accordance with accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Predecessor’s consolidated condensed balance sheet as of December 31, 2009 and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the Predecessor’s consolidated condensed statements of operations.

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. The Trustee agreement stipulates that the Company must fund any operating shortfalls of the Trustee’s activities, and any excess cash flow generated by the Trustee is distributed to the Company. Also, the Company has transferred one other station to a separate divestiture trust to comply with FCC ownership limits in connection with a station acquisition (together with Last Bastion, the “Divestiture Trusts”). The Company has determined that it is the primary beneficiary of the Divestiture Trusts and consolidates the Divestiture Trusts accordingly.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

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

Description of Business

Subsidiaries of the Company own and operate radio stations and hold FCC licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). In addition to owning and operating radio stations, the Company also owns and operates Citadel Media (the “Radio Network”), which produces and distributes a variety of radio programming and formats and syndicates across approximately 4,000 station affiliates and 9,000 program affiliations and is a separate reportable segment.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to the allocations of enterprise value made in connection with fresh-start reporting, fair values of assets and liabilities as of the Fresh-Start Date, the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions that could affect the estimated fair values, the analysis of the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, calculating the valuation allowance to reduce the amount of deferred tax asset to the amount that was more likely than not to be realized, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when estimating the value of its supplemental executive retirement plan (see Note 8). The Predecessor used estimates when employing the Black-Scholes valuation model to estimate the fair value of stock options, to calculate the value of certain fully vested stock units and equity awards containing market conditions, and in determining the estimated fair values of its interest rate swap, credit risk adjustments and certain derivative financial instruments. These best estimates were based on the information that was available to management at the time of the estimate. Actual results could differ materially from those estimates.

Fresh-Start Reporting

The adoption of fresh-start reporting results in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and the predecessor’s accumulated deficit is eliminated. In adopting fresh-start reporting, the Company is required to determine its enterprise value, which represents the fair value of the entity. See Note 2.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, at the time of purchase, to be cash equivalents.

Restricted Cash

As of June 30, 2010 and December 31, 2009, the Company had $9.6 million and $2.5 million of restricted cash, which is included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets. The balance at June 30, 2010 includes $4.1 million of cash held in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims (see Note 2). The remaining amount as of June 30, 2010 and the balance as of December 31, 2009 represents primarily cash collateral against undrawn letters of credit and amounts held on deposit as security in case of default by the Debtors under their credit card processing agreement.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Allowance for Doubtful Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	Successor	Predecessor
	June 30, 2010	December 31, 2009
	(in thousands)
Receivables	$150,627	$167,803
Allowance for estimated uncollectible accounts	(222)	(8,602)

Accounts receivable, net	$150,405	$159,201

Property and Equipment, Net

Property and equipment under fresh-start reporting and business combination guidance is stated at fair value as of the Fresh-Start Date and acquisition date, respectively. Property and equipment acquired subsequent to the Fresh-Start Date and the acquisition date are stated at cost. Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and capital leases are capitalized and amortized using the straight-line method over the shorter of the related lease term or the estimated useful lives of the assets. Gains or losses on disposals of assets are recognized as incurred. Costs of normal repairs and maintenance are expensed as incurred.

Derivative Instruments and Hedging Activities

The Predecessor’s convertible subordinated notes, after being tendered and exchanged for new notes with amended terms, contained contingent interest rate features that were accounted for as a derivative. The Predecessor measured the estimated fair value of this derivative financial instrument as of each reporting date, and any increase or decrease in fair value of the derivative liability was recognized immediately in earnings as adjustments to interest expense.

The Company is exposed to fluctuations in interest rates, primarily attributable to borrowings under its New Term Loan (see Note 5). The Company actively monitors these fluctuations and from time to time may enter into derivative instruments to mitigate the variability of interest payments in accordance with its risk management strategy. The accounting for changes in the fair values of such derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. If it is determined that a derivative ceases to be a highly effective hedge or if the hedged transaction becomes probable of not occurring, hedge accounting is discontinued and some or all of the amounts recorded in other comprehensive income (loss) is immediately reclassified into net income (loss). The differential paid or received on the Predecessor’s interest rate swap agreement was recognized as an adjustment to interest expense (see Note 7 for further discussion).

Debt Issuance Costs and Premium/Discount on Debt

The costs related to the issuance of debt are capitalized as other assets, as appropriate, and amortized to interest expense using the effective interest rate method over the term of the related debt. A valuation premium recorded on the New Term Loan to record the Successor’s senior debt at its estimated fair value upon issuance is being adjusted as a partial offset to interest expense using the effective interest rate method over the term of the New Term Loan. The discounts recorded as reductions to the Predecessor’s convertible subordinated notes were also amortized to interest expense generally over the contractual term of the notes. The balances of the Predecessor’s debt issuance costs and discounts were adjusted to interest expense in relation to the pay down or repurchase of the underlying debt. However, the Predecessor ceased amortization of these assets as of December 19, 2009 since between the Petition Date and the Effective Date, interest expense was only recognized to the extent it would be paid. Additionally, the Predecessor wrote off the remaining balance of deferred financing costs related to its debt and debt discount since the amount of the allowed claim for related debt instruments was known as of December 31, 2009.

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

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

In January 2010, the FASB issued guidance which provides improvements to disclosures related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 (see further discussion at Note 13). These disclosures were effective for the Company beginning in the first quarter of 2010; however the adoption of this guidance did not impact the Company’s consolidated financial statements during the current quarter. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective beginning with the first interim period in 2011.

In February 2010, the FASB issued an amendment to previous guidance to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments included exempting Securities and Exchange Commission (“SEC”) filers from disclosing the date through which subsequent events have been evaluated. The provisions of this guidance were effective immediately upon issuance, and the Company modified its subsequent events disclosures accordingly.

2. EMERGENCE FROM CHAPTER 11 AND FRESH-START REPORTING

Plan of Reorganization, Claims Resolution and Plan Distributions

In accordance with the Plan, approximately $2.1 billion of the debt outstanding under the Predecessor’s Senior Credit and Term Facility was converted into the New Term Loan in the principal amount of $762.5 million, with a 5-year term (see Note 5).

The pre-petition claims of the Debtors are evidenced in the schedules of liabilities filed by the Debtors and by proofs of claim filed by creditors with the Bankruptcy Court. The Bankruptcy Code requires the Bankruptcy Court to set the time within which proofs of claim must be filed in a chapter 11 case. The Bankruptcy Court established April 21, 2010 as the last date for each person or entity to file a proof of claim (except for governmental units and administrative and priority claims whereby the bar dates are August 17, 2010 and August 2, 2010, respectively). Claims that were objected to are allowed or disallowed through a claims resolution process established by the Bankruptcy Court. Pursuant to objections filed by the Debtors, the Bankruptcy Court has reduced, reclassified and/or disallowed a significant number of claims for varying reasons, including claims that were duplicative, amended, without merit, misclassified or overstated. The claims resolution process is ongoing and will continue until all claims are resolved.

Secured Claims

Holders of senior secured claims were entitled to receive a pro rata share of (i) the New Term Loan; (ii) 90% of the equity in the reorganized Successor company, subject to dilution for distributions of equity under the Successor’s equity incentive program; and (iii) cash held as of the Effective Date in excess, if any, of the sum of $86.0 million (as further described in the New Term Loan documents). There was no such excess cash as of the Effective Date, and no additional payment was made to holders of senior secured claims. As of June 30, 2010, 41.1 million shares of Successor equity had been distributed with respect to secured claims. See further discussion of equity in the Successor at Note 9.

Unsecured claims

        Holders of unsecured claims, including the secured lenders’ deficiency claim in the stipulated amount of $267.2 million and the claims of the Predecessor’s convertible subordinated noteholders, received a pro rata share of (i) 10% of Successor equity (subject to dilution for distributions of equity under the Successor’s equity incentive program) and (ii) $36.0 million in cash. Once the allowed amount of an unsecured claim is determined through settlement or by Bankruptcy Court order, the claimant is entitled to a distribution as provided for by the Plan. As of June 30, 2010, 4.0 million shares of equity and $31.9 million in cash had been distributed to holders of allowed unsecured claims that totaled $317.7 million; and approximately 519,000 shares of Successor equity and $4.1 million of cash were held in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims. The cash held in reserve is included with restricted cash and is classified as prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets. The offsetting amount remaining to be disbursed on account of unsecured claims is classified as accounts payable, accrued liabilities and other liabilities in the accompanying consolidated condensed balance sheets. If excess shares of equity and cash remain in reserve after resolution of all disputed unsecured claims, such shares and cash will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares and cash they received pursuant to the Plan. There is no assurance that there will be sufficient shares and cash to satisfy all allowed claims or any excess shares for any such subsequent distribution. The claims resolution process for unsecured claims, as provided for in the Plan, is not expected to result in additional expense or income in the Successor’s financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Administrative and Priority Claims

Pursuant to the Plan, administrative and priority claims are satisfied with cash. Administrative and priority claims that were allowed as of the Effective Date were paid in full shortly thereafter. Other administrative and priority claims were required to be asserted by application filed with the Bankruptcy Court by August 2, 2010 (with certain exceptions, including ordinary course of business claims). Any administrative claim that was not asserted in a timely filed application (unless subject to an exception) is no longer enforceable against the Debtors. As the claims resolution process remains ongoing, the allowed amounts of certain administrative claims have not yet been established. The Company recorded an estimate of the allowed amount of administrative claims incurred as of the Fresh-Start Date, based on the best information then available to the Company. The claims resolution process for such claims could result in additional expense or income in the Successor’s financial statements if actual results differ from such estimates. Such additional expense or income could be material.

Leases and Contracts

As of the Effective Date, the Debtors assumed the majority of leases and other executory contracts, including numerous collective bargaining agreements, as well as certain employee benefit programs. Any past due amounts owed under the assumed leases and contracts were required to be cured, and all undisputed cure payments were made shortly after the Effective Date. Continuing obligations under the assumed leases and contracts will be satisfied in the ordinary course of business. Any lease or contract that was not assumed or rejected by order of the Bankruptcy Court, or that had not otherwise expired or terminated pursuant to its terms, was deemed assumed as of the Effective Date pursuant to the Plan. Pre-petition amounts owing under rejected leases and contracts, as well as prospective rejection damage claims, were treated as unsecured claims under the Plan.

Reorganization Items

Reorganization items shown below were a direct result of the chapter 11 proceedings and are presented separately in the accompanying consolidated condensed statements of operations during the five months ended May 31, 2010 and consist of the following:

Predecessor
Period from January 1, 2010 through May 31, 2010
(in thousands)
Gain on extinguishment of debt	$(139,813)
Revaluation of assets and liabilities	(921,801)
SERP liability (See Note 8)	10,510
Professional fees	31,666
Rejected executory contracts	5,361

Reorganization items, net	$(1,014,077)

There were no similar costs during the three or six months ended June 30, 2009. Gain on extinguishment of debt resulted from debt extinguishments exceeding the value of distributions to creditors, and the gain from revaluation of assets and liabilities was a result of the application of fresh-start reporting, as further described below. Professional fees included legal, consulting, and other related services directly associated with the reorganization process. Lease rejections represent the net non-cash amounts that resulted from claims associated with the rejections of certain executory contracts and the adjustment of previously recorded liabilities to their estimated allowed claim amounts.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Liabilities Subject to Compromise

Liabilities subject to compromise reflected the estimated liability to unsecured creditors for pre-petition claims that were expected to be restructured pursuant to the Plan. Since the Petition Date, as permitted under the Bankruptcy Code, the Predecessor rejected certain of its pre-petition contracts and calculated its estimated liability to the unsecured creditors. Liabilities subject to compromise at December 31, 2009 consisted of the following:

Predecessor
December 31, 2009
(in thousands)
Accounts payable	$4,846
Accrued liabilities and other liabilities	13,231
Working capital adjustment	10,927
Accrued interest	1,657

Accounts payable, accrued and other liabilities	30,661
Senior debt	2,144,387
Convertible subordinated notes	48,310
Other long-term liabilities, less current portion	47,060

$2,270,418

The Plan discharged most of the Predecessor’s pre-petition liabilities. Any reinstated pre-petition liabilities that had previously been subject to compromise were reclassified to the appropriate liability accounts under the terms of the Plan.

Application of Fresh-Start Reporting

Accounting guidance on reorganizations states that fresh-start reporting was required upon emergence because holders of existing voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the Successor and the reorganization value of the Successor’s assets immediately before the recording of the effects of the Plan on the Fresh-Start Date was less than the total of all post-petition liabilities and allowed claims. Fresh-start reporting generally requires the adjustment of the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Fresh-Start Date.

In the Disclosure Statement related to the Plan, as confirmed by the Bankruptcy Court on May 19, 2010, the enterprise value of the Company was estimated to be approximately $2.04 billion. The enterprise value was estimated using various valuation methods, including (i) a comparable company analysis, in which implied valuation multiples observed from industry participants were considered and comparisons were made between the expected performance of the Company relative to other industry participants; (ii) a calculation of the present value of the future cash flows based on the Company’s projections as included in the Disclosure Statement related to the Plan; and (iii) review and analysis of mergers, acquisitions, and restructuring transactions of companies determined to be similar to the Company. The enterprise value using the discounted cash flow method, a form of the income approach, was determined using financial projections for the period 2010 through 2014. The discount rate applied was in the range of 9.5% to 11.5%, and the present value of all cash flows after 2014 were calculated using the terminal multiple methodology and the implied perpetuity growth rate, which were calculated by applying enterprise value to EBITDA (as defined) multiples ranging from 8.0 to 9.0. The reorganization value was determined using numerous projections and assumptions that are inherently subject to significant uncertainties and the resolution of contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and amounts reflected in the valuation will be realized.

In accordance with fresh-start reporting, the reorganization value of the Successor was allocated to assets and liabilities in conformity with relevant accounting guidance, with any portion that could not be attributed to specific tangible or identified intangible assets of the Successor reported as goodwill. Each liability existing at the Fresh-Start Date, other than deferred taxes, was stated at the present values of amounts expected to be paid. Certain of these values differed materially from the values recorded on the Predecessor’s consolidated condensed balance sheet as of December 31, 2009. The Company’s emergence from bankruptcy and reorganization resulted in a new reporting entity that had no retained earnings or accumulated deficit as of the Fresh-Start Date. Therefore, the Predecessor’s accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan. In addition, the Company’s accounting practices and policies may not be the same as that of the Predecessor. For all of these reasons, the consolidated condensed financial statements for periods subsequent to the Fresh-Start Date are not comparable with the Predecessor’s prior periods.

As detailed below, the net fresh-start valuation adjustments increased the book values of assets, excluding goodwill, and liabilities by $543.8 million and $67.7 million, respectively. Management considered a number of factors, including valuations or appraisals, in determining the fair values of assets. Liabilities were revalued at present values using appropriate discount rates. Deferred taxes were determined in accordance with accounting principles generally accepted in the United States of America. In addition to revaluing existing assets and liabilities, the Company recorded certain previously unrecognized assets and liabilities, including customer and affiliate relationships, income contracts and unfavorable leases. The reorganization value exceeded the sum of the amounts assigned to assets and liabilities by approximately $767.7 million. The Company recorded the excess to goodwill.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Adjustments to reflect the revaluation of assets and liabilities resulted in a net gain of $921.8 million. The restructuring of the Company’s capital structure and resulting discharge of pre-petition debt resulted in a gain of $139.8 million. Both of these amounts were recorded as reorganization items in the Predecessor’s statement of operations.

Fresh-start reporting resulted in the selection of appropriate accounting policies for the Successor. The significant accounting policies disclosed in the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2009, were adopted by the Successor, though many of the account balances were affected by the adjustments detailed below.

The following table presents the effects of transactions outlined in the Plan and adoption of fresh-start reporting on the consolidated balance sheet as of the Fresh-Start Date. The table reflects settlement of various liabilities, cancellation of existing stock, issuance of new stock, and other transactions, as well as the fresh-start adjustments, such as revaluation of assets and liabilities to fair values and recording of certain intangible assets. Certain fair market allocations of the reorganization value are subject to adjustment in following quarters, including the allocation of goodwill to the individual reporting units, which may impact deferred taxes as the Company is awaiting certain additional information.

Included in liabilities subject to compromise were amounts settled with the New Term Loan and the issuance of equity in the Successor, subject to dilution for distributions of equity under the Successor’s equity incentive program.

	Predecessor	Plan of Reorganization Adjustments		Fresh-start Valuation Adjustments		Successor
		(in thousands)

ASSETS
Current assets
Cash and cash equivalents	$126,746	$(36,000	) a	$—		$90,746
Accounts receivable, net	144,734	285	b	93	f	145,112
Prepaid expenses and other current assets	19,341	5,313	c	3,289	f	27,943

Total current assets	290,821	(30,402)		3,382		263,801
Long-term assets
Property and equipment, net	197,365	—		5,606	f	202,971
FCC licenses	600,604	—		293,006	f	893,610
Goodwill	321,976	—		445,727	g	767,703
Customer and affiliate relationships, net	31,268	—		207,632	f	238,900
Other assets, net	19,917	—		34,147	f	54,064

Total assets	$1,461,951	$(30,402)		$989,500		$2,421,049

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable, accrued liabilities and other liabilities	$54,375	$14,007	c,d	$1,068	f	$69,450
Senior debt, current	—	7,625	d	—		7,625

Total current liabilities not subject to compromise	54,375	21,632		1,068		77,075
Long-term liabilities
Senior debt, less current portion	—	773,938	d	—		773,938
Other long-term liabilities, less current portion	2,718	55,113	d	5,120	f	62,951
Deferred income tax liabilities	185,913	1,224	d	61,511	f	248,648

Total liabilities not subject to compromise	243,006	851,907		67,699		1,162,612
Liabilities subject to compromise	2,270,288	(2,270,288	) d	—		—

Total liabilities	2,513,294	(1,418,381)		67,699		1,162,612
Commitments and contingencies
Stockholders’ equity (deficit)
Successor preferred stock	—	—		—		—
Successor class A common stock	—	3	e	—		3
Successor class B common stock	—	17	e	—		17
Successor equity held in reserve	—	14,305	e	—		14,305
Additional paid-in capital	2,448,187	903,730	e	(2,107,805	) h	1,244,112
Predecessor preferred stock	—	—		—		—
Predecessor common stock	2,942	(2,942	) e	—		—
Predecessor treasury stock	(344,376)	344,376	e	—		—
Retained earnings (accumulated deficit)	(3,158,096)	128,490	e	3,029,606	h	—

Total stockholders’ equity (deficit)	(1,051,343)	1,387,979		921,801		1,258,437

Total liabilities and stockholders’ equity (deficit)	$1,461,951	$(30,402)		$989,500		$2,421,049

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

a.	Amount represents the cash payment to be allocated to holders of general unsecured claims.
b.	Represents primarily the recognition of a note receivable related to amounts due from an employee for the remaining purchase price of shares of Predecessor common stock, which were canceled in connection with the Plan.
c.	Amount represents primarily restricted cash held in reserve and not yet disbursed to satisfy remaining allowed, disputed or unreconciled unsecured claims.
d.	Reflects the discharge of most of the Predecessor’s pre-petition liabilities in accordance with the Plan, including the reclassification of remaining liabilities that had been subject to compromise to the appropriate liability accounts, as well as additional liabilities incurred pursuant to the Plan, including the related income tax consequences. (see Note 8).
e.	Reflects the issuance of new Successor common stock to pre-petition creditors, the cancellation of Predecessor common stock and treasury stock, the gain on extinguishment of pre-petition liabilities, the acceleration of stock-based compensation expense resulting from the cancellation of Predecessor stock options and restricted stock awards, and other costs incurred pursuant to the Plan (see Note 8). Certain amounts of Successor equity are held in reserve and have not yet been issued to satisfy remaining allowed, disputed or unreconciled unsecured claims.
f.	Reflects the revaluation of the carrying values of assets and liabilities to reflect estimated fair values, as well as the recognition of certain intangible assets and other liabilities, in accordance with fresh-start reporting.
g.	Reflects the elimination of historical goodwill of the Predecessor and the recording of goodwill for the amount of reorganization value in excess of the amount allocable to specifically identifiable assets and liabilities.
h.	Reflects the gain on revaluation of assets and liabilities and the elimination of the Predecessor’s historical accumulated deficit and other equity accounts, resulting in an adjustment to stockholder’s equity to arrive at the estimated reorganized equity value of the Successor.

3. INTANGIBLE ASSETS

Successor

Indefinite-Lived Intangible Assets and Goodwill

Indefinite-lived intangible assets consist of FCC broadcast licenses and goodwill.

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination. The Company established deferred tax liabilities for book and tax differences between assigned values and tax bases of the acquired assets, which resulted in the recognition of additional goodwill. Upon the application of fresh-start reporting, the Company recorded goodwill of $767.7 million, and the Predecessor’s goodwill of $322.0 million was eliminated.

As a result of fresh-start reporting, FCC licenses were revalued to $893.6 million, which represented an increase of $293.0 million. The material assumptions utilized in the valuation included overall future market revenue growth rates for the residual year of approximately 2.0% and weighted average cost of capital of 10.5%.

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

As of June 30, 2010, the Company concluded that there had been no conditions or events that would require an interim asset impairment analysis.

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Definite-Lived Intangible Assets

Definite-lived intangible assets consist primarily of customer and affiliate relationships, but also include certain other intangible assets identified in conjunction with fresh-start reporting or acquired in business combinations. In connection with the adoption of fresh-start reporting, the Company’s definite-lived intangible assets were revalued, which resulted in customer and affiliate relationships of $193.4 million and $45.5 million, respectively. This revaluation represented net increases to the customer and affiliate relationships of $176.1 million and $31.6 million, respectively. These assets are being amortized in relation to the economic benefits of such assets over total estimated useful lives of approximately four to six years.

Approximately $6.3 million of amortization expense was recognized on the intangible assets discussed above during the one month ended June 30, 2010.

Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated condensed balance sheets. As a result of fresh-start reporting, other intangible assets, including income contracts and favorable leases, were increased by $36.0 million to $36.7 million. These assets are generally being amortized over their estimated useful lives of approximately three to six years, and the amount of amortization expense for definite-lived intangible assets, excluding the customer and affiliate relationships discussed above, during the one month ended June 30, 2010 was $0.8 million. The Company estimates the following amount of amortization expense over the next five years related to the total definite-lived intangible assets:

Amortization Expense
(in thousands)

2010	$49,695
2011	76,023
2012	62,836
2013	50,286
2014	22,439

$261,279

Predecessor

Indefinite-Lived Intangible Assets and Goodwill

The radio marketplace continued to deteriorate during the first six months of 2009, and the Predecessor expected advertising revenue to continue to decline in comparison to the same periods in the prior year for the remainder of 2009. Radio market revenue estimates for future years had continued to decline at a rate greater than anticipated at December 31, 2008. In May 2009, the Predecessor engaged a financial advisor to assist in the evaluation of the Predecessor’s financial options, including a possible refinancing and restructuring of its capital structure. As a result of the continued deterioration in the radio marketplace during 2009 and the greater than anticipated decline in overall radio market revenue estimates for future years, as well as fair value indicators resulting from the Predecessor’s evaluation of its capital structure, the Predecessor conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values at that time. The material assumptions utilized in the Predecessor’s analyses as of June 30, 2009 included overall future market revenue growth rates for the residual year of approximately 1.5%, a weighted average cost of capital of 12.0% and estimated EBITDA multiples of approximately 5.0 times.

The Predecessor recognized non-cash impairment and disposal charges of $10.0 million in the second quarter of 2009 in order to write down the FCC licenses of the stations in the Divestiture Trusts to their estimated fair value since these stations are more likely than not to be disposed.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Definite-Lived Intangible Assets

In connection with the Merger, the Predecessor allocated $82.5 million to customer relationships and $57.9 million to affiliate relationships that were being amortized in relation to the economic benefits of such assets over total estimated useful lives of approximately five to seven years. In connection with the Predecessor’s interim impairment test during the second quarter of 2009, the Predecessor assessed the carrying value of certain material definite-lived intangible assets at the Radio Network. This assessment resulted in a non-cash impairment charge of approximately $17.2 million to customer relationships and $25.4 million to affiliate relationships to reduce the carrying value of the definite-lived intangibles to their estimated fair values at that time.

Approximately $2.1 million and $5.2 million of amortization expense was recognized on the intangible assets discussed above during the two and five months ended May 31, 2010, respectively, and approximately $6.2 million and $12.4 million was recognized during the three and six months ended June 30, 2009, respectively. Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated condensed balance sheet, and the balance as of December 31, 2009 was $1.2 million. The amount of amortization expense for definite-lived intangible assets, excluding the customer and affiliate relationships discussed above, during the three and six months ended June 30, 2009 was $0.2 million and $0.3 million, respectively.

4. OTHER LONG-TERM LIABILITIES

In prior periods, the Predecessor terminated contracts with its previous national representation firms and entered into long-term agreements with a new representation firm. Pursuant to these transactions, the national representation firm settled the Predecessor’s obligations with its previous representation firms. As such, the Predecessor recognized the estimated payments to the previous national representation firm as a non-cash charge related to contract obligations in the period in which such payments were made, and the total up-front payment amounts related to these contracts represented a deferred obligation. Additionally, the Predecessor’s new national representation firm guaranteed a minimum amount of national sales for the twelve-month period ended March 31, 2009. The minimum for the guarantee period was not attained, and the present value of the guaranteed amount was recorded as a receivable of approximately $11.5 million, with a corresponding deferred liability. The aggregate deferred obligation was included in liabilities subject to compromise in the accompanying consolidated condensed balance sheet as of December 31, 2009.

During the application of fresh-start reporting, the remaining deferred obligation was determined to approximate fair value as of the Fresh-Start Date and was reclassified to other long-term liabilities. The remaining deferred amount is being amortized over the remaining term of the underlying agreement as a reduction to national commission expense, which is included in cost of revenue.

As a result of applying fresh-start reporting, the Company also recognized certain unfavorable leases and contracts, which resulted from agreements with rates in excess of market value rates as of the Fresh-Start Date. These amounts are being amortized on a straight-line basis over the terms of the underlying contract as a component of cost of revenues or selling, general and administrative expenses as appropriate.

5. SENIOR DEBT

Senior debt consists of the following:

	Successor	Predecessor
	June 30, 2010	December 31, 2009
	(in thousands)
Type of Borrowing
New term loan	$762,500	$—
Premium on new term loan	18,618	—
Tranche A term loans	—	526,176
Tranche B term loans	—	1,345,017
Revolving loans	—	135,747

	781,118	2,006,940
Interest rate swap	—	72,628
Facility fee	—	64,819

	781,118	2,144,387
Less current portion of senior debt	7,625	—

Total senior debt less current portion	$773,493	$2,144,387	a

a.	Classified as liability subject to compromise as of December 31, 2009. See Note 2.

Successor

On the Effective Date, approximately $2.1 billion of the debt outstanding under the Predecessor’s Senior Credit and Term Facility was converted into the New Term Loan, which is guaranteed by the Company’s operating subsidiaries. Principal of $762.5 million under the New Term Loan is payable in 20 consecutive quarterly installments of approximately $1.9 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $724.4 million on June 3, 2015.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

The New Term Loan includes a letter of credit facility for previously outstanding letters of credit in the amount of approximately $3 million that is backed by cash collateral of the Company. This amount represents restricted cash, which is included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets.

A valuation premium of $19.1 million was estimated to record the New Term Loan at its estimated fair value upon issuance. This premium will be amortized as a reduction of interest expense, net, over the contractual term of the New Term Loan.

The New Term Loan contains covenants related to the satisfaction of financial ratios and compliance with financial tests. The consolidated total leverage ratio, as defined in the New Term Loan, requires a maximum ratio as of each quarter end of 5.25 to 1.0 beginning with the quarter ending September 30, 2010. The requirement decreases periodically as follows: to 4.75 to 1.0 as of June 30, 2011, to 4.25 to 1.0 on September 30, 2011, to 3.75 to 1.0 on December 31, 2012, to 3.50 to 1.0 on December 31, 2013, and to 3.00 to 1.0 as of December 31, 2014.

The consolidated interest coverage ratio, as defined in the New Term Loan, requires a minimum ratio as of the end of the quarter of 1.75 to 1.0 beginning with the quarter ending September 30, 2010. The minimum ratio adjusts periodically as follows: to 2.00 to 1.0 as of September 30, 2011, to 2.25 to 1.0 on December 31, 2012, to 2.50 to 1.0 on December 31, 2013, and to 3.00 to 1.0 as of December 31, 2014.

The New Term Loan also contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit the Company’s ability to incur or guarantee additional indebtedness, liens and contingent obligations; consolidate; enter into acquisitions or mergers; dispose of property, business or assets; make investments or loans; declare or pay dividends; redeem or repurchase shares of any class of stock; make acquisitions; enter into transactions with affiliates; enter into derivative contracts; enter into sale and leaseback transactions; or change the nature of its business.

The Company was in compliance with its covenants under the New Term Loan as of June 30, 2010.

At the Company’s election, interest on outstanding principal for the New Term Loan accrues at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0%, in all cases subject to a 4.0% floor, plus, in each case, a spread of 7.0% (“ABR Loan”) or (b) the Eurodollar rate, subject to a 3.0% floor, plus 8.0% (“Eurodollar Loan”).

Interest payments on ABR Loans are due on the last day of each calendar quarter. Interest payments on Eurodollar Loans are due on the last day of the individual loan period, which can range from one to six months, unless such loan period exceeds three months, in which case, interest payments are due on each successive date three months after the first day of the loan period.

As of June 30, 2010, the interest rate on the outstanding balance under the New Term Loan was 11.0%.

The Company will be required to prepay the outstanding amount of the New Term Loan with 75% of excess cash flow (as defined in the New Term Loan), less the amount of all voluntary prepayments made as described in the New Term Loan, subject to certain thresholds and exceptions. The Company is required to prepay the New Term Loan, subject to certain exceptions, with stipulated portions of net proceeds from the issuance of debt not otherwise permitted to be incurred under the New Term Loan, the issuance of capital stock (as defined in the New Term Loan), and certain asset sales.

The Company may voluntarily repay outstanding loans under the New Term Loan at any time with a prepayment fee equal to (a) 5.0% of the aggregate principal amount of such prepayments made prior to the first anniversary of the Effective Date and (b) 2.0% of the aggregate principal amount of such prepayments made on or after the first anniversary of the Effective Date and before the second anniversary of the Effective Date. All prepayments after the second anniversary of the Effective Date will be made without penalty or premium.

Predecessor

In connection with the Merger, the Predecessor entered into the Senior Credit and Term Facility, under which it borrowed $600 million under the Tranche A Term Loans and $1,535 million under the Tranche B Term Loans and used the proceeds to repay the ABC Radio Debt and to fund the Special Distribution, other merger-related costs or working capital purposes.

Pursuant to the terms of the Senior Credit and Term Facility and the resulting classification as a current liability beginning with the quarter ended March 31, 2009, the Predecessor had been amortizing the remaining amount of debt issuance costs over the 9.5 month period through January 15, 2010. However, the Predecessor ceased amortization of these assets as of December 19, 2009 since

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

subsequent to the Petition Date, interest expense was only recognized to the extent it would be paid. During the three and six months ended June 30, 2009, the amortization of these debt issuance costs was $13.6 million and $15.7 million, respectively. The Predecessor wrote off the remaining $4.0 million balance of deferred financing costs in the fourth quarter of 2009 since the amount of the allowed claim for the Predecessor’s senior debt was known as of December 31, 2009.

The Predecessor incurred $0.6 million in costs paid to third parties and wrote off $0.2 million in debt issuance costs in connection with the fourth amendment to the Senior Credit and Term Facility entered into on March 26, 2009 (the “Fourth Amendment”) during the six months ended June 30, 2009.

As a result of the Company’s voluntary petitions for reorganization, all of the Predecessor’s senior debt obligations were accelerated, and the outstanding balances were aggregated as of December 20, 2009, including the liability of $72.8 million outstanding under the interest rate swap agreement (see Note 7), which was converted to a component of senior debt as of that date. The total modified amount of interest-bearing senior debt as of December 20, 2009 of $2,148.4 million began incurring interest at the non-default rate previously applicable to the Tranche B Term Loans under the Senior Credit and Term Facility (see discussion below), which was due in monthly payments. In December 2009, the $4.0 million that had been remitted to a cash collateral account for the benefit of the Predecessor’s lenders pursuant to a covenant under the Senior Credit and Term Facility was applied as a reduction to the outstanding balance of the Predecessor’s senior debt. This payment reduced the balance to $2,144.4 million, which is included in liabilities subject to compromise in the accompanying consolidated condensed balance sheet as of December 31, 2009.

Prior to the Fourth Amendment, at the Predecessor’s election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrued at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranged from 0.00% to 0.50%, depending on the Predecessor’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranged from 0.75% to 1.50%, depending on the Predecessor’s leverage ratio. As of the effective date of the Fourth Amendment, at the Predecessor’s election, interest on outstanding principal for the revolving loans and Tranche A Term Loans accrued at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.50% or (b) the Eurodollar rate plus 1.50%. These interest payments were due monthly.

Prior to the Fourth Amendment, for the outstanding principal for Tranche B Term Loans, the Predecessor could have elected interest to accrue at a rate based on either: (a) the greater of (1) the Prime Rate in effect; or (2) the Federal Funds Rate plus 0.5% plus, in each case, a spread that ranged from 0.50% to 0.75%, depending on the Predecessor’s leverage ratio; or (b) the Eurodollar rate plus a spread that ranged from 1.50% to 1.75%, depending on the Predecessor’s leverage ratio. As of the effective date of the Fourth Amendment, at the Predecessor’s election, interest on outstanding principal for the Tranche B Term Loans accrued at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0% plus, in each case, a spread of 0.75% or (b) the Eurodollar rate plus 1.75%. These interest payments were due monthly.

As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans incurred a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incurred a rate of 4.25% per annum. On each interest payment date, this additional interest increased the principal amount of the related debt and were to be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. The Predecessor had incurred $64.9 million of total facility fee through December 19, 2009, and this liability was converted to a component of senior debt as of that date.

As of December 31, 2009, the interest rate on the outstanding balance under the Senior Credit and Term Facility was 1.99%.

6. SUBORDINATED DEBT AND CONVERTIBLE SUBORDINATED NOTES (PREDECESSOR)

On February 18, 2004, the Predecessor sold $330.0 million principal amount of convertible subordinated notes. These convertible subordinated notes (the “Original Notes”) were scheduled to mature in February of 2011 and bore interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. The Original Notes were redeemable prior to maturity under certain circumstances.

Pursuant to the terms of a settlement agreement regarding previous litigation with certain of the holders of the Original Notes that was dismissed in 2008, the Predecessor issued $274.5 million aggregate principal amount of amended and restated convertible subordinated notes through an exchange offer and cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes. These amended and restated notes had increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes did not differ in any material respect from those of the Original Notes. Through June 30, 2009, the Predecessor had repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including $0.7 million repurchased during the six months ended June 30, 2009, which resulted in a gain of approximately $0.4 million, net of transaction fees. The Amended Notes were scheduled to mature on February 15, 2011 and bore interest at a rate of 8.0% per annum during the year ended December 31, 2009.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

The Predecessor ceased accruing interest on all unsecured debt subject to compromise, including the convertible subordinated notes, since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009. The balance of convertible subordinated notes was $48.3 million as of December 31, 2009, including $0.5 million of Original Notes, and this amount, along with unpaid interest of $1.3 million related to the convertible subordinated notes was included in liabilities subject to compromise in the accompanying consolidated condensed balance sheets.

At the time that the Predecessor issued the Amended Notes, the underlying terms contained contingent interest rate adjustments that could have caused interest to vary in future periods depending on the outstanding balance of Amended Notes. The estimated value of the contingent interest rate derivative instrument was measured at estimated fair value at each subsequent reporting date. As of June 30, 2009, this analysis resulted in a value of approximately $0.2 million, and the change in fair value for the three and six months ended June 30, 2009 represented gains of $0.5 million and $1.5 million, respectively, which is included in the accompanying consolidated condensed statement of operations as a component of interest expense, net.

The debt issuance costs and discount amounts corresponding to the convertible subordinated notes had been amortized over the remaining contractual term of the Amended Notes, which was accelerated pursuant to the terms of the convertible subordinated notes and the resulting classification as a current liability beginning with the quarter ended March 31, 2009. However, the Predecessor ceased amortization of these assets as of December 19, 2009 since subsequent to the Petition Date, interest expense was only recognized to the extent it would be paid. For the three and six months ended June 30, 2009, the amortization of these debt issuance costs and debt discount was $0.3 million and $0.4 million, respectively. The Predecessor wrote off the remaining balance of deferred financing costs and debt discount in the fourth quarter of 2009 since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009.

In accordance with the Plan, on the Effective Date all of the obligations of the Predecessor with respect to the convertible subordinated notes were terminated and the notes were cancelled.

7. INTEREST RATE SWAP (PREDECESSOR)

In June 2007, the Predecessor entered into an amortizing interest rate swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which the Predecessor paid a fixed rate of 5.394% and received a variable rate from the counterparty based on a three-month London Inter-Bank Offered Rate (“LIBOR”), for which measurement and settlement was performed quarterly.

The interest rate swap fair value was derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates as compared to the Predecessor’s fixed rate applied to the hedged amount through the term of the agreement less adjustments for credit risk. As part of the fair value determination of the interest rate swap, the Predecessor evaluated its default risk and credit spread compared to the swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Predecessor’s nonperformance risk. Changes in the fair value of the interest rate swap liability during the three and six months ended June 30, 2009 represented gains of $16.6 million and $21.6 million, respectively, and was recognized as a component of interest expense, net.

The liability under the interest rate swap agreement of $72.8 million was converted to a component of senior debt as of the Petition Date and is included in liabilities subject to compromise in the accompanying consolidated condensed balance sheet as of December 31, 2009.

8. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SUCCESSOR)

Pursuant to the Plan, the Company agreed to enter into a supplemental executive retirement plan (the “SERP”) effective as of the Effective Date. The SERP provides for a defined benefit in an amount equal to 4% of average compensation (as defined in the SERP) up to a maximum of 100% for each year of service with the Company up to a maximum of 25 years. The benefit will commence at the earlier of (i) age 65 and (ii) age 55 with a subsequent separation from service with the Company, with an early commencement reduction of 4% for each year that the benefit commences prior to age 65. The benefit will be payable as a lump sum equivalent of the annuity determined using reasonable actuarial assumptions.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

The Company’s liability under the SERP was valued at $10.5 million as of the Fresh-Start Date and is included in other long term liabilities, less current portion in the accompanying balance sheet. Subsequent changes in estimated benefits will be recognized over the applicable service period.

9. STOCKHOLDERS’ EQUITY

Successor

Pursuant to the Plan and upon the Company’s emergence from bankruptcy, the Company issued three forms of equity: Class A common stock (currently traded over-the-counter under the symbol “CDELA”); Class B common stock (currently traded over-the-counter under the symbol “CDELB”); and warrants to purchase shares of class B common stock (the “Special Warrants”) (currently traded over-the-counter under the symbol “CDDGW”). As of its emergence from bankruptcy, the Company issued approximately 3.0 million shares of class A common stock; approximately 16.7 million shares of class B common stock and approximately 25.4 million Special Warrants.

The Company is authorized to issue up to 100 million shares of class A common stock, of which approximately 3.0 million shares were issued and outstanding as of June 30, 2010. Each holder of class A common stock has unlimited voting rights and is entitled to one vote for each share and shall vote together as a single class with respect to matters submitted to a vote of the holders of common stock.

The Company is authorized to issue up to 100 million shares of class B common stock, of which approximately 16.7 million shares were issued and outstanding as of June 30, 2010. Holders of class B common stock have certain limitations on their voting rights, but are entitled to vote on most material matters involving the Company, including material asset sales, business combinations or recapitalizations. Each holder of class B common stock is entitled to a separate class vote on any amendment or modification of any specific rights or obligations of the holders of class B common stock that does not similarly affect the rights or obligations of the holders of class A common stock. If certain specific actions are submitted to a vote of the holders of common stock, each share of class B common stock shall be entitled to vote with class A common stock, with each share of common stock having one vote and voting together as a single class. Each share of class B common stock may be converted into one share of class A common stock by the holder, provided that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC multiple ownership rules and regulations.

As of the Effective Date, the Company issued Special Warrants to purchase up to an aggregate of approximately 25.4 million shares of class B common stock to certain holders of senior claims and general unsecured claims. The Special Warrants have a 20-year term and will expire on June 3, 2030. The conversion of the Special Warrants is subject to the Company’s compliance with applicable FCC regulations. Each Special Warrant to purchase class B common stock may be exercised prior to its expiration date at the minimal exercise price, which is the $0.001 per share par value of the class B common stock, provided that ownership of the Company by the holder does not cause the Company to violate applicable FCC rules and regulations surrounding foreign ownership of broadcasting licenses.

The Company is authorized to issue up to 50 million shares of preferred stock. No preferred shares were issued as of June 30, 2010.

The holders of shares of class A and B common stock, as well as warrant holders, participate in any dividends ratably on a per share basis, provided that no such distribution shall be made to holders of Special Warrants, class A common stock and class B common stock if (i) an FCC ruling, regulation or policy prohibits such distribution to holders of warrants or (ii) the Company’s FCC counsel opines that such distribution is reasonably likely to cause (a) the Company to violate any applicable FCC rules or regulations or (b) any such holder of Special Warrants to be deemed to hold an attributable interest in the Company.

Equity Held in Reserve

Holders of unsecured claims, including the secured lenders’ deficiency claim in the stipulated amount of $267.2 million and the claims of the Predecessor’s convertible subordinated noteholders, received a pro rata share of (i) 10% of Successor equity (subject to dilution for distributions of equity under the Successor’s equity incentive program) and (ii) $36.0 million in cash. Once the allowed amount of an unsecured claim is determined through settlement or by Bankruptcy Court order, the claimant is entitled to a distribution as provided for by the Plan. As of June 30, 2010, 4.0 million units of equity and $31.9 million in cash had been distributed to holders of allowed unsecured claims that totaled $317.7 million; and approximately 519,000 units of Successor equity and $4.1 million of cash were held in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims. The Successor equity held in reserve to be disbursed on account of unsecured claims is separately identified in the accompanying consolidated condensed balance sheet as of June 30, 2010. If sufficient excess shares of equity and cash remain in reserve after resolution of all disputed unsecured claims, such shares and cash will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares and cash they received pursuant to the Plan.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Predecessor

Citadel Broadcasting Corporation was incorporated in Delaware in 1993 and was initially capitalized by partnerships affiliated with FL&Co. in connection with a leveraged buyout transaction. The Predecessor’s initial public offering registration statement with the Securities and Exchange Commission was declared effective on July 31, 2003. The Predecessor issued 151.7 million shares of its common stock to TWDC’s stockholders in connection with the Merger. In connection with the Company’s reorganization and emergence from bankruptcy, all shares of common stock of the Predecessor outstanding prior to the Effective Date were cancelled pursuant to the Plan.

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

Long-Term Incentive Plans

Successor

Citadel Broadcasting Corporation 2010 Equity Incentive Plan

The Company adopted the Citadel Broadcasting Corporation 2010 Equity Incentive Plan via approval of the Bankruptcy Court, effective as of June 3, 2010 (the “2010 EI Plan”), which was amended on June 9, 2010. The 2010 EI Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock and other stock awards (collectively, the “Awards”).

The aggregate number of shares of common stock available for delivery pursuant to Awards granted under the 2010 EI Plan is 10,000,000 shares, which may be either shares of the Company’s common stock or Special Warrants. To the extent shares subject to an Award are not issued or delivered by reason of (i) the expiration, cancellation, forfeiture or other termination of an Award, (ii) the withholding of such shares in satisfaction of applicable taxes or (iii) the settlement of all or a portion of an Award in cash, then such shares will again be available for issuance under the 2010 EI Plan. The aggregate number of shares available for issuance under the 2010 EI Plan is subject to adjustment in connection with certain types of corporate events, including, but not limited to, a recapitalization, extraordinary dividend, stock split, spin-off or merger.

As of June 30, 2010 no share-based payments have been issued under the 2010 EI Plan. In August, 2010, the Successor’s board of directors approved a grant to employees of the Successor under the 2010 EI Plan approved by the Bankruptcy Court upon the Company’s emergence on June 3, 2010, which is expected to increase stock based compensation. The grant of approximately 3.8 million non-vested shares of class A common stock, representing approximately 7.5% of the total outstanding common stock and Special Warrants on a fully diluted basis, will vest in two equal annual installments. The grant will be recognized as stock based compensation of the Successor over the vesting period based upon the value of the shares at the date granted to employees.

Predecessor

Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan

Nonvested shares of the Predecessor’s common stock and stock options to purchase shares of the Predecessor’s common stock were generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan (the “2002 Stock Option and Award Plan”). However, pursuant to the Plan, the 2002 Stock Option and Award Plan was terminated as of the Effective Date and all share-based payments previously granted thereunder were canceled as of the Effective Date. The Predecessor issued no share-based payments during the two and five months ended May 31, 2010. As of May 31, 2010, approximately 7.5 million stock options and 1.4 million nonvested shares were outstanding.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

11. INCOME TAXES

For the two and five months ended May 31, 2010, the Company’s effective tax rates were 0.4% and 0.5%, respectively. These effective rates differed from the federal tax rate of 35% primarily due to reorganization benefits related to the application of fresh-start reporting for which no income tax expense was recognized, non-deductible restructuring costs, and changes in the Company’s valuation allowance. The Company’s effective tax rate for the two and five months ended May 31, 2010, excluding the impact of adopting fresh-start reporting would have been 2.9% and 3.7%, respectively. These effective rates differed from the federal tax rate of 35% primarily due to non-deductible restructuring costs offset by changes in the Company’s valuation allowance. For the month ended June 30, 2010, the Company’s effective tax rate was and 59.2%. This effective rate differs from the federal tax rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible compensation and other permanent differences.

For the three and six months ended June 30, 2009, the Predecessor’s effective tax rate was 23.3% and 23.1%, respectively. The effective rates differed from the federal tax rate of 35% primarily due to changes in the Predecessor’s valuation allowance and the $985.7 million asset impairment charge recognized by the Predecessor.

12. EARNINGS PER SHARE

Successor

The Company presents basic and diluted earnings per share in its consolidated condensed statement of operations. Basic earnings per share excludes dilution and is computed for all periods presented by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year.

Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes warrants and other contingently issued equity. Antidilutive instruments are not considered in this calculation.

There were no diluted shares outstanding for the one month ended June 30, 2010.

Predecessor

The diluted shares outstanding for each of the two and five months ended May 31, 2010 include approximately 1.9 million shares of common stock of the Predecessor related to the conversion of the Predecessor’s convertible subordinated notes. While

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

operating under chapter 11 of the Bankruptcy Code, the Predecessor was prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. Therefore, for the two and five months ended May 31, 2010, there was no related interest expense to consider in the calculation of the Predecessor’s diluted shares. Potentially dilutive equivalent shares related to the conversion of the Predecessor’s convertible subordinated notes into 1.9 million shares of common stock of the Predecessor for each of the three and six months ended June 30, 2009, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive. There were no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the two and five months ended May 31, 2010 or the six months ended June 30, 2009.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended June 30, 2009 and 2010:

	January 1, 2009	Net realized/ unrealized gains included in earnings (a)	June 30, 2009
	(in thousands)
Financial Liabilities:
Contingent interest derivative	$1,770	$(1,528)	$242
Interest rate swap	82,355	(21,626)	60,729

Total liabilities	$84,125	$(23,154)	$60,971

(a)	Earnings impact is included in the interest expense, net caption of the accompanying consolidated condensed statement of operations of the Predecessor.

	Predecessor		Successor
	January 1, 2010	Additions (a)	Net realized/ unrealized amounts included in earnings	June 30, 2010
	(in thousands)
Financial Liabilities:
SERP liability	$—	$10,510	$138	$10,648

(a)	The Company’s liability under the SERP was valued at $10.5 million and is included in reorganization items, net in the accompanying consolidated condensed statement of operations of the Predecessor.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

The following summary presents a description of the methodologies and assumptions used to determine the estimated fair values for the Company’s significant financial instruments.

Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities: The carrying amount is assumed to be the fair value because of the liquidity or short-term maturity of these instruments.

Senior Debt: The Company’s New Term Loan was adjusted to its estimated fair value as of the date of issuance (see Note 2). The estimated fair value of the New Term Loan as of June 30, 2010 approximates its carrying value. Based on available evidence, including average trading prices, the estimated fair value of the Predecessor’s Senior Credit and Term Facility at December 31, 2009 was $1,586.8 million compared to the Predecessor’s carrying value of $2,144.4 million at December 31, 2009.

Subordinated Debt and Convertible Subordinated Notes: Based on available evidence, including average trading prices, the estimated fair value of the Predecessor’s convertible subordinated notes at December 31, 2009 was $2.4 million compared to the Predecessor’s carrying value of $48.3 million at December 31, 2009.

Other Long-Term Liabilities, including the SERP: The terms of the Company’s other long-term liabilities approximate the terms in the marketplace. Therefore, the fair value approximates the carrying value of these financial instruments.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

14. REPORTABLE SEGMENTS

The Company operates two reportable segments, Radio Markets and Radio Network, as there is discrete financial information available for each segment and the segment operating results are reviewed by the chief operating decision maker. The Radio Markets’ revenue is primarily derived from the sale of broadcasting time to local, regional and national advertisers. Revenue for the Radio Network is generated primarily through national advertising. The Company presents segment operating income (“SOI”), which is not calculated according to accounting principles generally accepted in the United States of America, as the primary measure of profit and loss for its operating segments. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, asset impairment and disposal charges, stock-based compensation, corporate general and administrative expenses, and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

Three Month Periods

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009
		(in thousands)
Net revenue:
Radio Markets	$55,529	$108,969	$156,158
Radio Network	8,918	22,265	32,964

Segment revenue	$64,447	$131,234	$189,122

Intersegment revenue:
Radio Markets	$(420)	$(838)	$(1,061)
Radio Network	—	—	—

Total intersegment revenue	$(420)	$(838)	$(1,061)

Net revenue	$64,027	$130,396	$188,061

SOI:
Radio Markets	$24,497	$47,640	$61,510
Radio Network	984	4,674	2,429
Corporate general and administrative	(1,792)	(3,769)	(9,394)
Local marketing agreement fees	(100)	(186)	(248)
Asset impairment and disposal charges	—	—	(985,653)
Stock-based compensation expense	—	(994)	(1,523)
Depreciation and amortization	(8,592)	(4,510)	(10,211)
Other, net	(1,013)	(856)	(990)

Operating income (loss)	13,984	41,999	(944,080)

Reorganization items, net	—	(1,027,557)	—
Interest expense, net	6,314	7,251	44,549

Income (loss) before income taxes	7,670	1,062,305	(988,629)

Income tax expense (benefit)	4,540	4,078	(229,972)

Net income (loss)	$3,130	$1,058,227	$(758,657)

Asset impairment and disposal charges
Radio Markets	$—	$—	$912,577
Radio Network	—	—	73,076

Total asset impairment and disposal charges	$—	$—	$985,653

Segment local marketing agreement fees:
Radio Markets	$100	$186	$248
Radio Network	—	—	—

Total segment local marketing agreement fees	$100	$186	$248

Segment stock-based compensation expense:
Radio Markets	$—	$848	$1,150
Radio Network	—	146	373

Total segment stock-based compensation expense	$—	$994	$1,523

Segment depreciation and amortization:
Radio Markets	$7,480	$3,338	$5,578
Radio Network	1,112	1,172	4,633

Total segment depreciation and amortization	$8,592	$4,510	$10,211

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Six Month Periods

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009
		(in thousands)
Net revenue:
Radio Markets	$55,529	$247,112	$287,089
Radio Network	8,918	50,324	61,938

Segment revenue	$64,447	$297,436	$349,027

Intersegment revenue:
Radio Markets	$(420)	$(2,012)	$(2,075)
Radio Network	—	—	—

Total intersegment revenue	$(420)	$(2,012)	$(2,075)

Net revenue	$64,027	$295,424	$346,952

SOI:
Radio Markets	$24,497	$94,023	$97,197
Radio Network	984	8,027	(1,872)
Corporate general and administrative	(1,792)	(8,929)	(15,008)
Local marketing agreement fees	(100)	(455)	(511)
Asset impairment and disposal charges	—	—	(985,653)
Stock-based compensation expense	—	(1,311)	(2,526)
Depreciation and amortization	(8,592)	(11,365)	(20,471)
Other, net	(1,013)	(854)	(997)

Operating income (loss)	13,984	79,136	(929,841)

Reorganization items, net	—	(1,014,077)	—
Interest expense, net	6,314	17,771	63,437
Gain on extinguishment of debt	—	—	(428)
Write-off of deferred financing costs and debt discount upon extinguishment of debt	—	—	777

Income (loss) before income taxes	7,670	1,075,442	(993,627)

Income tax expense (benefit)	4,540	5,737	(229,665)

Net income (loss)	$3,130	$1,069,705	$(763,962)

Asset impairment and disposal charges
Radio Markets	$—	$—	$912,577
Radio Network	—	—	73,076

Total asset impairment and disposal charges	$—	$—	$985,653

Segment local marketing agreement fees:
Radio Markets	$100	$455	$511
Radio Network	—	—	—

Total segment local marketing agreement fees	$100	$455	$511

Segment stock-based compensation expense:
Radio Markets	$—	$1,143	$1,855
Radio Network	—	168	671

Total segment stock-based compensation expense	$—	$1,311	$2,526

Segment depreciation and amortization:
Radio Markets	$7,480	$8,370	$11,216
Radio Network	1,112	2,995	9,255

Total segment depreciation and amortization	$8,592	$11,365	$20,471

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

	Successor	Predecessor
	June 30, 2010	December 31, 2009
	(in thousands)
Identifiable assets:
Radio Markets, exclusive of goodwill shown separately below	$1,451,987	$964,580
Goodwill	724,968	292,563

Total Radio Markets identifiable assets	$2,176,955	$1,257,143

Radio Network, exclusive of goodwill shown separately below	$112,146	$77,435
Goodwill	42,735	29,413

Total Radio Network identifiable assets	$154,881	$106,848

Corporate and other identifiable assets	$83,669	$53,998

Total assets	$2,415,505	$1,417,989

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

15. COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

On December 20, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of title 11 of the Bankruptcy Code. See Note 1. On February 3, 2010, the Debtors filed with the Bankruptcy Court a proposed joint plan of reorganization and a related disclosure statement pursuant to chapter 11 of the Bankruptcy Code. On March 15, 2010, the Debtors filed the plan and Disclosure Statement, which modified the earlier filings. Also on March 15, 2010, the Bankruptcy Court approved the Disclosure Statement and authorized the Company to begin soliciting votes on the Plan.

In April 2010, several stockholders filed objections to the Plan, arguing essentially that due to the financial markets having risen dramatically and the Debtors’ operating results having outpaced management’s expectations, the Debtors sought to confirm the Plan based on a stale valuation not supported by current performance or the current market environment. On May 10, 2010, the Debtors filed the second modified joint plan of reorganization (as modified, the “Plan”), reflecting certain technical, nonmaterial modifications to the first modification. On May 12, 2010, the Bankruptcy Court commenced a multi-day hearing to evaluate whether to confirm the Plan, and on May 17, 2010, at the conclusion of the hearing, the Bankruptcy Court confirmed the Plan. On May 19, 2010, the Bankruptcy Court entered the Confirmation Order confirming the Plan pursuant to the “cramdown” provisions of the Bankruptcy Code, which allow the Bankruptcy Court to confirm a plan that has been rejected by an impaired class if it determines that the plan satisfies section 1129(b) of the Bankruptcy Code. Thereafter, on the Effective Date, the Debtors consummated their reorganization and the Plan became effective. The distribution of securities of the new reorganized successor to the Company under the Plan was made on the Effective Date.

Pursuant to the Bankruptcy Code, pre-petition claims (including secured, unsecured, priority and administrative claims) of the Debtors are evidenced in the schedules of liabilities filed by the Debtors with the Bankruptcy Court and by proofs of claim filed by creditors. The process to resolve these claims continues until all pre-petition claims are resolved. In connection with resolving these claims, while not expected, certain claims could result in additional expense or income in the Successor’s financial statements if actual results differ from estimated liabilities, and such additional expense or income could be material.

The Company is involved in certain other claims and lawsuits arising in the ordinary course of its business. The Company believes that such litigation and claims will be resolved without a material adverse impact on its results of operations, cash flows or financial condition.

16. SUBSEQUENT EVENT

On August 12, 2010, an agreement was signed by the Divestiture Trusts for the sale of one station for approximately $5.75 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Emergence from Bankruptcy Protection

On December 20, 2009 (the “Petition Date”), Citadel Broadcasting Corporation and certain of its subsidiaries (collectively, the “Debtors”, and, together with its other consolidated subsidiaries, the “Company”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On January 11, 2010, the United States Trustee for the Southern District of New York appointed a statutory committee of unsecured creditors (the “Committee”).

On February 3, 2010, the Debtors filed with the Bankruptcy Court a proposed joint plan of reorganization and a related disclosure statement pursuant to chapter 11 of the Bankruptcy Code. On March 15, 2010, the Debtors filed with the Bankruptcy Court the first modified joint plan of reorganization (including all modifications, the “Plan”) and the first modified disclosure statement for the Plan (as modified, the “Disclosure Statement”), which were revised to incorporate a global settlement as among the Debtors, the secured lenders and the Committee, among other things. Also on March 15, 2010, the Bankruptcy Court approved the Disclosure Statement and authorized the Company to begin soliciting votes on the Plan. The deadline to vote on the Plan was May 3, 2010. For those holders of secured and unsecured claims that voted, the percentages of votes cast in favor of the Plan were as follows:

	% of Holders	% of Dollar Amount
Senior secured lenders	99%	96%
General unsecured creditors (including senior lenders’ deficiency claim)	93%	90%

On May 10, 2010, the Debtors filed the second modified Plan, reflecting certain technical, nonmaterial modifications to the first modification. Objections to the Debtors’ Plan were filed with the Bankruptcy Court by several stockholders, and on May 12, 2010, the Bankruptcy Court commenced a multi-day hearing, which ended on May 17, 2010 with the Bankruptcy Court confirming the Debtors’ Plan.

On May 19, 2010 (the “Confirmation Date”), the Bankruptcy Court entered an order confirming the Plan, and on May 26, 2010, the Federal Communications Commission (the “FCC”) granted the long form applications for transfer of control of the Company’s FCC licenses to the new stockholders of the reorganized successor to the Company.

On June 3, 2010 (the “Effective Date”), the Debtors consummated their reorganization and the Plan became effective. The distribution of securities of the new reorganized successor to the Company under the Plan was made on the Effective Date. The Company issued three forms of equity: Class A common stock (currently traded over-the-counter under the symbol “CDELA”); Class B common stock (currently traded over-the-counter under the symbol “CDELB”); and warrants to purchase shares of class B common stock (the “Special Warrants”) (currently traded over-the-counter under the symbol “CDDGW”).

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

The Company, Merger Sub, TWDC and ABC Radio consummated the (i) separation of the ABC Radio Network business and 22 ABC radio stations (collectively, the “ABC Radio Business”) from TWDC and its subsidiaries, (ii) spin-off of ABC Radio, which holds the ABC Radio Business, whereby TWDC distributed all of the outstanding common stock of ABC Radio pro rata to TWDC’s stockholders through a spin-off and (iii) merger of Merger Sub with and into ABC Radio, with ABC Radio surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with those transactions, TWDC or one of its affiliates retained cash from the proceeds of debt incurred by ABC Radio on June 5, 2007 in the amount of $1.35 billion. Immediately thereafter, the separate corporate existence of Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The Merger became effective on June 12, 2007.

Also, on June 12, 2007, to effectuate the Merger, the Company entered into a credit agreement to provide debt financing. This senior credit and term agreement provided for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013 (“Tranche A Term Loans”), and $1,535 million term loans maturing in June 2014 (“Tranche B Term Loans”) (collectively, the “Senior Credit and Term Facility”).

In accordance with the Plan, approximately $2.1 billion of the debt outstanding under the Predecessor’s Senior Credit and Term Facility was converted into a new term loan dated as of June 3, 2010 among the Company, the several lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (the “New Term Loan”) in the principal amount of $762.5 million, with a 5-year term.

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company owns and operates radio stations and holds FCC licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. In addition to owning and operating radio stations, we also own and operate Citadel Media (the “Radio Network”), which produces and distributes a variety of news and news/talk radio programming and formats. The Radio Network is a leading radio network and syndicator with approximately 4,000 station affiliates and 9,000 program affiliations and is a separate reportable segment. Our top 25 markets accounted for 76% of the Radio Markets segment revenue for each of the three months ended June 30, 2010 and 2009 and 76% and 75% of such revenue for the six months ended June 30, 2010 and 2009, respectively. The Radio Markets segment and the Radio Network segment contributed 84% and 16%, respectively, of our consolidated net revenues for the quarter ended June 30, 2010 and 83% and 17%, respectively, for the quarter ended June 30, 2009. The Radio Markets segment and the Radio Network segment contributed 83% and 17%, respectively, of our consolidated net revenues for the six months ended June 30, 2010 and 82% and 18%, respectively, for the six months ended June 30, 2009.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. For both of the three and six months ended

June 30, 2010, approximately 78% and 22% of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising and national advertising, respectively. For both of the three and six months ended June 30, 2009, approximately 80% and 20% of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising and national advertising, respectively. The major categories of our Radio Markets’ advertisers include automotive companies, fast food chains, entertainment companies, medical companies, banks, and retail and grocery merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

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

In accordance with fresh-start reporting, the reorganization value of the Successor was allocated to assets and liabilities in conformity with relevant accounting guidance, with any portion that could not be attributed to specific tangible or identified intangible assets of the Successor reported as goodwill. Certain fair market allocations of the reorganization value are subject to adjustment in following quarters, including the allocation of goodwill to the individual reporting units, which may impact deferred taxes as the Company is awaiting certain additional information. Certain of these values differed materially from the values recorded on the Predecessor’s consolidated condensed balance sheet as of December 31, 2009. Depreciation and amortization of tangible and definite-lived intangible assets arising from fresh-start reporting and acquisitions, as well as any interest expense incurred from such acquisitions, most significantly the ABC Radio Business acquisition, are also significant factors in determining our overall profitability. Depreciation and amortization expense is expected to increase as a result of the adjustment of various tangible and definite-lived intangible assets to their estimated fair values as of the Fresh-Start Date.

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

The Predecessor conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values at that time. The material assumptions utilized in the Predecessor’s analyses as of June 30, 2009 included overall future market revenue growth rates for the residual year of approximately 1.5%, a weighted average cost of capital of 12.0% and estimated EBITDA multiples of approximately 5.0 times.

In connection with the Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to a trustee under a divestiture trust that complies with FCC rules as of the closing date of the Merger. Also, the Company has transferred one other station to a separate divestiture trust to comply with FCC ownership limits in connection with a station acquisition (together with the trust related to the Merger, the “Divestiture Trusts”). The Predecessor recognized non-cash impairment and disposal charges of $10.0 million in the second quarter of 2009 in order to write down the FCC licenses of the stations in Divestiture Trusts to their estimated fair value at that time since these stations are more likely than not to be disposed.

The Predecessor also assessed the carrying value of certain material definite-lived intangible assets at the Radio Network. This assessment resulted in a non-cash impairment charge of approximately $17.2 million to customer relationships and $25.4 million to affiliate relationships to reduce the carrying value of the definite-lived intangibles to their estimated fair values at that time.

During the quarter and six months ended June 30, 2010, we concluded that there had been no conditions or events that would require an interim asset impairment analysis. If market conditions and operational performance of our reporting units were to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our intangible assets below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

In addition, in August 2010, the Successor’s board of directors approved a grant to employees of the Successor under the 2010 EI Plan approved by the Bankruptcy Court upon the Company’s emergence on June 3, 2010, which is expected to increase stock based compensation. The grant of approximately 3.8 million non-vested shares of class A common stock, representing approximately 7.5% of the total outstanding common stock and Special Warrants on a fully diluted basis, will vest in two equal annual installments. The grant will be recognized as stock based compensation of the Successor over the vesting period based upon the value of the shares at the date granted to employees.

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

Presentation of Predecessor and Successor

The Company was required to adopt fresh-start reporting as of the Confirmation Date or such later date when all material conditions precedent to the effectiveness of the Plan had been satisfied, but no later than the Effective Date. All material conditions were satisfied on the Effective Date, and in light of the proximity of this date to the Company’s May 31, 2010 accounting period end, the effects of fresh-start reporting and the Plan were reported for accounting purposes as if they occurred on May 31, 2010 (the “Fresh-Start Date”). As a result of the application of fresh-start reporting, the Company’s financial statements as of and for periods prior to the Fresh-Start Date are not comparable to those as of and for periods subsequent to the Fresh-Start Date. References in this Quarterly Report on Form 10-Q to “Successor” refer to the Company on or after the Fresh-Start Date. References to “Predecessor” refer to the Company prior to the Fresh-Start Date. Operating results for the Successor and Predecessor periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or thereafter. References such as the “Company,” “we,” “our” and “us” refer to Citadel Broadcasting Corporation and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate.

Management’s discussion and analysis of the results of operations and of liquidity compare the quarter and six months ended June 30, 2010 to the quarter and six months ended June 30, 2009. Presentation of the combined financial information of the Predecessor and Successor for the three and six months ended June 30, 2010 is not in accordance with accounting principles generally accepted in the United States of America. However, we believe that for purposes of discussion and analysis in this Form 10-Q, the combined financial results are useful for management and investors to assess the Company’s ongoing financial and operational performance and trends.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net Revenue

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009	Three Month $ Change
		(Amounts in millions)
Net revenue:
Local	$42.4	$86.4	$124.5	$4.3
National	21.6	44.0	63.6	2.0

Net revenue	$64.0	$130.4	$188.1	$6.3

Net revenue for the three months ended June 30, 2010 increased by approximately $6.3 million, or 3.3%, from approximately $188.1 million during the three months ended June 30, 2009 to approximately $194.4 million. This increase was due to higher revenue of $8.3 million from our Radio Markets, which was slightly offset by a decrease of $1.9 million from the Radio Network. The increase in revenue at our Radio Markets segment is primarily due to increases in both national and local advertising. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets. Our stations in Los Angeles, CA, Detroit, MI, Little Rock, AR and Birmingham, AL showed significant revenue growth, while revenues at our Dallas, TX, New York, NY, Salt Lake City, UT and Knoxville, TN stations were lower when compared to the prior year quarter.

Cost of Revenue

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009	Three Month $ Change
		(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$22.6	$47.1	$73.2	$(3.5)

Cost of revenue decreased approximately $3.5 million, or 4.8%, to $69.7 million for the three months ended June 30, 2010 as compared to $73.2 million for the three months ended June 30, 2009. This decrease is primarily attributable to reductions in programming costs at the Radio Network, including reductions in salaries and station compensation paid to affiliates.

Selling, General and Administrative

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009	Three Month $ Change
		(Amounts in millions)
Selling, general and administrative expenses	$15.9	$32.0	$52.4	$(4.5)

Selling, general and administrative expenses for the three months ended June 30, 2010 decreased approximately $4.5 million, or 8.6%, to $47.9 million from $52.4 million for the three months ended June 30, 2009. This decrease was primarily attributed to reductions in selling-related costs, bad debt expense and stock-based compensation at both the Radio Markets and Radio Network.

Corporate General and Administrative Expenses

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009	Three Month $ Change
		(Amounts in millions)
Corporate general and administrative expenses	$1.8	$3.8	$9.4	$(3.8)

Corporate general and administrative expenses decreased $3.8 million, or 40.4%, from $9.4 million during the three months ended June 30, 2009 to $5.6 million for the three months ended June 30, 2010. The decrease in corporate general and administrative expense is primarily the result of a decrease in stock-based compensation due to the recognition of approximately $3.6 million of compensation expense in the prior year period related to the Company’s chief executive officer voluntarily cancelling both (i) the 2,000,000 shares of restricted stock with both performance-based and time-based vesting conditions and (ii) the 2,000,000 shares of restricted stock with solely time-based vesting conditions on April 1, 2009. Pursuant with the Plan, all remaining unrecognized non-cash stock compensation expense associated with the Predecessor’s equity incentive grants were expensed by the Predecessor.

Excluding stock-based compensation, corporate general and administrative expenses for the three months ended June 30, 2010 remained consistent with the prior year quarter.

Asset Impairment and Disposal Charges

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009	Three Month $ Change
		(Amounts in millions)
Asset impairment and disposal charges	$—	$—	$985.7	$(985.7)

The radio marketplace continued to deteriorate during the first six months of 2009, and the Predecessor expected advertising revenue to continue to decline in comparison to the same periods in the prior year for the remainder of 2009. Radio market revenue estimates for future years had continued to decline at a rate greater than anticipated at December 31, 2008. In May 2009, the Predecessor engaged a financial advisor to assist in the evaluation of the Predecessor’s financial options, including a possible refinancing and restructuring of its capital structure. As a result of the continued deterioration in the radio marketplace during 2009 and the greater than anticipated decline in overall radio market revenue estimates for future years, as well as fair value indicators resulting from the Predecessor’s evaluation of its capital structure, the Predecessor conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values at that time. The material assumptions utilized in the Predecessor’s analyses as of June 30, 2009 included overall future market revenue growth rates for the residual year of approximately 1.5%, a weighted average cost of capital of 12.0% and estimated EBITDA multiples of approximately 5.0 times.

The Predecessor recognized non-cash impairment and disposal charges of $10.0 million in the second quarter of 2009 in order to write down the FCC licenses of the stations in the Divestiture Trusts to their estimated fair value at that time since these stations are more likely than not to be disposed.

The Predecessor also assessed the carrying value of certain material definite-lived intangible assets at the Radio Network. This assessment resulted in a non-cash impairment charge of approximately $17.2 million to customer relationships and $25.4 million to affiliate relationships to reduce the carrying value of the definite-lived intangibles to their estimated fair values at that time.

There was no similar asset impairment or disposal charge during the second quarter of 2010.

Depreciation and Amortization

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009	Three Month $ Change
		(Amounts in millions)
Depreciation and amortization:
Depreciation	$1.5	$2.4	$3.8	$0.1
Amortization	7.1	2.1	6.4	2.8

Total depreciation and amortization	$8.6	$4.5	$10.2	$2.9

Depreciation and amortization expense was $13.1 million during the three months ended June 30, 2010, compared to $10.2 million for the three months ended June 30, 2009, an increase of $2.9 million, or 28.4%. This increase primarily represents a $2.8 million net increase in amortization expense due to the increase in fair value of the Successor’s customer relationships at the Radio Markets as of the Fresh-Start Date, partially offset by a decrease in amortization expense at the Radio Network attributable to lower asset values resulting from the asset impairment charge for definite-lived intangible assets recognized in the second quarter of 2009.

As a result of the application of fresh-start reporting, we increased the carrying values of definite-lived intangible assets by $243.6 million. Accordingly, we expect to recognize approximately $40 million of amortization expense throughout the remainder of 2010.

Other, Net

For the three months ended June 30, 2010, other, net of approximately $1.9 million includes approximately $1.0 million of bankruptcy-related expenses incurred by the Successor. For the three months ended June 30, 2009, other, net of approximately $1.0 million includes $0.9 million of pre-petition restructuring-related costs incurred by the Predecessor.

Operating Income

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009	Three Month $ Change
		(Amounts in millions)
Operating income (loss)	$14.0	$42.0	$(944.1)	$1,000.1

Operating income improved approximately $1,000.1 million, from an operating loss of $944.1 million for the second quarter of 2009 to operating income of $56.0 million for the second quarter of 2010. The three months ended June 30, 2009 reflected asset impairment charges of approximately $985.7 million. Excluding the non-cash asset impairment charges, the increase in operating income of approximately $14.4 million is primarily the result of higher revenue of $6.3 million in addition to lower station and network operating expenses of approximately $8.1 million.

Reorganization Items, Net

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009	Three Month $ Change
		(Amounts in millions)
Reorganization items, net	$—	$(1,027.6)	$—	$(1,027.6)

Reorganization activity associated with the Predecessor’s bankruptcy filing in December of 2009 resulted in a net gain of $1,027.6 million for the three months ended June 30, 2010. This amount represents gains of $921.8 million and $139.8 million due to the revaluation of assets and liabilities and the extinguishment of liabilities, respectively, which are both related to the application of fresh-start reporting, partially offset by $30.7 million in professional fees paid for legal, consulting, and other Plan-related costs and services and $3.3 million to adjust the liability related to rejected executory contracts to their estimated allowed claim amounts. The Predecessor incurred no similar costs in the 2009 second quarter. Beginning on the Fresh-Start Date, continuing expenses related to the remaining bankruptcy matters are recorded in other, net in the Successor’s accompanying statement of operations.

Interest Expense, Net

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009	Three Month $ Change
		(Amounts in millions)
Interest expense, net	$6.3	$7.3	$44.5	$(30.9)

Net interest expense decreased to $13.6 million for the three months ended June 30, 2010 from $44.5 million for the three months ended June 30, 2009, a decrease of $30.9 million.

Interest expense was incurred on the balance of the New Term Loan since the Fresh-Start Date at 11.0%. For the period from April 1, 2010 through May 31, 2010, interest expense was incurred on the $2.1 billion outstanding under the Predecessor’s Senior Credit and Term Facility at a rate of approximately 2.0%.

During the 2009 second quarter, interest expense was incurred on the Predecessor’s Senior Credit and Term Facility at average rate of approximately 2.3%. In addition, included in net interest expense for the three months ended June 30, 2009 is a gain of $16.6 million resulting from a decrease in the fair value of the Predecessor’s interest rate swap liability, offset by (i) $21.8 million in facility fees incurred at an annual rate of 4.50% on the Predecessor’s Tranche A Term Loans and revolving loans and 4.25% on the Tranche B Term Loans and (ii) amortization of debt issuance costs and debt discount of $13.8 million.

Income Taxes

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009	Three Month $ Change
		(Amounts in millions)
Income tax expense (benefit)	$4.5	$4.1	$(230.0)	$238.6

For the quarter ended June 30, 2010, the Company recognized income tax expense of $8.6 million based on income before income taxes of $1,070.0 million, or an effective tax rate of 0.8%. This effective rate differed from the federal tax rate of 35% primarily due to reorganization benefits related to the application of fresh-start reportng for which no income tax expense was recognized, non-deductible restructuring costs, and changes in the Company’s valuation allowance. The Company’s effective tax rate for the quarter ended June 30, 2010, excluding the impact of adopting fresh-start reporting would have been 5.8%. This effective rate differs from the federal tax rate of 35% primarily due to non-deductible restructuring costs offset by changes in the Company’s valuation allowance.

For the quarter ended June 30, 2009, the Predecessor recognized income tax benefit of $230.0 million based on a loss before income taxes of $988.6 million, or an effective tax rate of 23.3%. This effective rate differs from the federal tax rate of 35% primarily due to changes in the Predecessor’s valuation allowance and the $985.7 million asset impairment charge recognized by the Predecessor.

Net Income (Loss)

Net income improved to $1,061.4 million for the three months ended June 30, 2010, which is comprised of Sucessor’s net income for the one month ended June 30, 2010 of $3.1 million, or $0.07 per basic and diluted share, and Predecessor’s net income for the two months ended May 31, 2010 of $1,058.2 million, or $3.98 per basic share and $3.95 per diluted share, compared to a net loss of $758.7 million, or $(2.88) per basic and diluted share, for the quarter ended June 30, 2009 as a result of the factors described above.

Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares.

The diluted shares outstanding for the two months ended May 31, 2010 include approximately 1.9 million shares of common stock of the Predecessor related to the conversion of the Predecessor’s convertible subordinated notes. While operating under chapter 11 of the Bankruptcy Code, the Predecessor was prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. Therefore, for the two months ended May 31, 2010, there was no related interest expense to consider in the calculation of the Predecessor’s diluted shares. Potentially dilutive equivalent shares related to the conversion of the Predecessor’s convertible subordinated notes into 1.9 million shares of common stock of the Predecessor for the three months ended June 30, 2009, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the five months ended May 31, 2010 or the six months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net Revenue

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009	Six Month $ Change
		(Amounts in millions)
Net revenue:
Local	$42.1	$194.2	$228.8	$7.5
National	21.9	101.2	118.2	4.9

Net revenue	$64.0	$295.4	$347.0	$12.4

Net revenue for the six months ended June 30, 2010 increased by approximately $12.4 million, or 3.6%, from approximately $347.0 million during the six months ended June 30, 2009 to approximately $359.4 million. This increase was due to higher revenue of $15.5 million from our Radio Markets, which was slightly offset by a decrease of $2.7 million from the Radio Network. The increase in revenue at our Radio Markets segment is primarily due to increases in both national and local advertising revenue. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets. Our stations in Los Angeles, CA, Detroit, MI, Little Rock, AR and Albuquerque, NM showed significant revenue growth, while revenues at our New York, NY, Chicago, IL, Salt Lake City, UT and Oklahoma City, OK stations were lower when compared to the prior six month period.

Cost of Revenue

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009	Six Month $ Change
		(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$22.6	$116.1	$153.1	$(14.4)

Cost of revenue decreased approximately $14.4 million, or 9.4%, to $138.7 million for the six months ended June 30, 2010 as compared to $153.1 million for the six months ended June 30, 2009. This decrease is primarily attributable to reductions in programming costs at both the Radio Markets and the Radio Network, including reductions in salaries and station compensation paid to affiliates by the Radio Network.

Selling, General and Administrative

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009	Six Month $ Change
		(Amounts in millions)
Selling, general and administrative expenses	$15.9	$78.6	$101.0	$(6.5)

Selling, general and administrative expenses for the six months ended June 30, 2010 decreased approximately $6.5 million, or 6.4%, to $94.5 million from $101.0 million for the six months ended June 30, 2009. This decrease was primarily attributed to decreases in selling-related costs, bad debt expense and stock-based compensation at both the Radio Markets and the Radio Network.

Corporate General and Administrative Expenses

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009	Six Month $ Change
		(Amounts in millions)
Corporate general and administrative expenses	$1.8	$8.9	$15.0	$(4.3)

Corporate general and administrative expenses decreased $4.3 million, or 28.7%, from $15.0 million during the six months ended June 30, 2009 to $10.7 million for the six months ended June 30, 2010. The decrease in corporate general and administrative expense is primarily the result of a decrease in stock-based compensation due to the recognition of approximately $3.6 million of compensation expense in the prior year period related to the Company’s chief executive officer voluntarily cancelling both (i) the 2,000,000 shares of restricted stock with both performance-based and time-based vesting conditions and (ii) the 2,000,000 shares of restricted stock with solely time-based vesting conditions on April 1, 2009.

Excluding stock-based compensation, corporate general and administrative expenses for the six months ended June 30, 2010 remained consistent with the prior year period.

Asset Impairment and Disposal Charges

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009	Six Month $ Change
		(Amounts in millions)
Asset impairment and disposal charges	$—	$—	$985.7	$(985.7)

As described in more detail in the comparison of the three months ended June 30, 2010 with the three months ended June 30, 2009, the Predecessor performed an interim impairment test during the prior year period that resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values at that time. The Predecessor recognized non-cash impairment and disposal charges of $10.0 million in the six-month period ended June 30, 2009 in order to write down the FCC licenses of the stations in the Divestiture Trusts to their estimated fair value at that time since these stations are more likely than not to be disposed, as well as approximately $17.2 million and $25.4 million to reduce the carrying value of definite-lived customer relationships and affiliate relationships at the Radio Network to their estimated fair values at that time.

There was no similar asset impairment or disposal charge during the six months ended June 30, 2010.

Depreciation and Amortization

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009	Six Month $ Change
		(Amounts in millions)
Depreciation and amortization:
Depreciation	$1.5	$6.1	$7.7	$(0.1)
Amortization	7.1	5.2	12.7	(0.4)

Total depreciation and amortization	$8.6	$11.3	$20.4	$(0.5)

Depreciation and amortization expense was $19.9 million during the six months ended June 30, 2010, compared to $20.4 million for the six months ended June 30, 2009, a decrease of $0.5 million, or 2.5%. Depreciation and amortization expense remained consistent with the prior year mainly because the impact of the increased fair value of the Successor’s customer relationships at the Radio Markets as of the Fresh-Start Date was offset by a decrease in amortization expense at the Radio Network attributable to lower asset values resulting from the asset impairment charge for definite-lived intangible assets recognized in the second quarter of 2009.

As a result of the application of fresh-start reporting, we increased the carrying values of definite-lived intangible assets by $243.6 million. Accordingly, we expect to recognize approximately $40 million of amortization expense throughout the remainder of 2010.

Other, Net

For the six months ended June 30, 2010, other, net of approximately $1.9 million includes approximately $1.0 million of bankruptcy-related expenses incurred by the Successor. For the six months ended June 30, 2009, other, net of approximately $1.0 million includes $0.9 million of pre-petition restructuring-related costs incurred by the Predecessor.

Operating Income

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009	Six Month $ Change
		(Amounts in millions)
Operating income (loss)	$14.0	$79.1	$(929.8)	$1,022.9

Operating income improved approximately $1,022.9 million from an operating loss of $929.8 million for the six months ended June 30, 2009 to operating income of $93.1 million for the corresponding 2010 period. The six months ended June 30, 2009 reflected asset impairment charges of approximately $985.7 million. Excluding the non-cash asset impairment charges, the increase in operating income of approximately $37.2 million is primarily the result of higher revenue of $12.4 million in addition to lower station and network operating expenses of approximately $24.8 million.

Reorganization Items, net

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009	Six Month $ Change
		(Amounts in millions)
Reorganization items, net	$—	$(1,014.1)	$—	$(1,014.1)

Reorganization activity associated with the Predecessor’s bankruptcy filing in December of 2009 resulted in a net gain of $1,014.1 million for the six months ended June 30, 2010. This amount represents gains of $921.8 million and $139.8 million due to the revaluation of assets and liabilities and the extinguishment of liabilities, respectively, which are both related to the application of fresh-start reporting, partially offset by $42.2 million in professional fees paid for legal, consulting, and other Plan-related costs and services and $5.3 million to adjust the liability related to rejected executory contracts to their estimated allowed claim amounts. The Predecessor incurred no similar costs in the 2009 second quarter. Beginning on the Fresh-Start Date, continuing expenses related to the remaining bankruptcy matters are recorded in other, net in the Successor’s accompanying statement of operations.

Interest Expense, Net

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009	Six Month $ Change
		(Amounts in millions)
Interest expense, net	$6.3	$17.8	$63.4	$(39.3)

Net interest expense decreased to $24.1 million for the six months ended June 30, 2010 from $63.4 million for the six months ended June 30, 2009, a decrease of $39.3 million.

Interest expense was incurred on the balance of the New Term Loan since the Fresh-Start Date at 11.0%. For the period from January 1, 2010 through May 31, 2010, interest expense was incurred on the $2.1 billion outstanding under the Predecessor’s Senior Credit and Term Facility at a rate of approximately 2.0%.

During the six months ended June 30, 2009, interest expense was incurred on the Predecessor’s Senior Credit and Term Facility at rates ranging from approximately 1.9% to 3.7%. In addition, included in net interest expense for the six months ended June 30, 2009 is a gain of $21.6 million resulting from a decrease in the fair value of the Predecessor’s interest rate swap liability, offset by primarily (i) $22.8 million in facility fees incurred at an annual rate of 4.50% on the Predecessor’s Tranche A Term Loans and revolving loans and 4.25% on the Tranche B Term Loans and (ii) amortization of debt issuance costs and debt discount of $16.1 million.

Income Taxes

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009	Six Month $ Change
		(Amounts in millions)
Income tax expense (benefit)	$4.5	$5.7	$(229.7)	$239.9

For the six months ended June 30, 2010, the Company recognized income tax expense of $10.3 million based on income before income taxes of $1,083.1 million, or an effective tax rate of 0.9%. This effective rate differed from the federal tax rate of 35% primarily due to reorganization benefits related to the application of fresh-start reporting for which no income tax expense was recognized, non-deductible restructuring costs, and changes in the Company’s valuation allowance. The Company’s effective tax rate for the six months ended June 30, 2010, excluding the impact of adopting fresh-start reporting would have been 6.4%. This effective rate differs from the federal tax rate of 35% primarily due to non-deductible restructuring costs offset by changes in the Company’s valuation allowance.

For the six months ended June 30, 2009, the Predecessor recognized income tax expense of $229.7 million based on a loss before income taxes of $993.6 million, or an effective tax rate of 23.1%. This effective rate differs from the federal tax rate of 35% primarily due to changes in the Predecessor’s valuation allowance and the $985.7 million asset impairment charge recognized by the Predecessor. The Company’s effective tax rate excluding fresh start accounting would have been 2.9%. This effective rate differs from the federal tax rate of 35% primarily due to non-deductible restructuring costs and changes in the Company’s valuation allowance.

Net Income (Loss)

Net income improved to $1,072.8 million for the six months ended June 30, 2010, which is comprised of Sucessor’s net income for the one month ended June 30, 2010 of $3.1 million, or $0.07 per basic and diluted share, and Predecessor’s net income for the five months ended May 31, 2010 of $1,069.7 million, or $4.02 per basic share and $3.99 per diluted share, compared to a net loss of $764.0 million, or $(2.90) per basic and diluted share, for the six months ended June 30, 2009 as a result of the factors described above.

Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares. The diluted shares outstanding for the five months ended May 31, 2010 include approximately 1.9 million shares of common stock of the Predecessor related to the conversion of the Predecessor’s convertible subordinated notes. While operating under chapter 11 of the Bankruptcy Code, the Predecessor was prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. Therefore, for the five months ended May 31, 2010, there was no related interest expense to consider in the calculation of the Predecessor’s diluted shares. Potentially dilutive equivalent shares related to the conversion of the Predecessor’s convertible subordinated notes into 1.9 million shares of common stock of the Predecessor for the six months ended June 30, 2009, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the five months ended May 31, 2010 or the six months ended June 30, 2009.

Segment Results of Operations

The Company presents segment operating income (“SOI”), which is a non-GAAP measure, as a primary measure of profit and loss for its operating segments. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, asset impairment and disposal charges, stock-based compensation, corporate general and administrative expenses, and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of SOI to the Company’s consolidated results of operations is presented at Note 14 to the consolidated condensed financial statements.

The following tables present the Company’s revenue, SOI, local marketing agreement fees, asset impairment and disposal charges, stock-based compensation expense and depreciation and amortization by segment for the three and six months ended June 30, 2010 and 2009.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009
		(Amounts in millions)
Net revenue:
Radio Markets	$55.5	$109.0	$156.2
Radio Network	8.9	22.2	33.0

Segment revenue	$64.4	$131.2	$189.2

Intersegment revenue:
Radio Markets	$(0.4)	$(0.8)	$(1.1)
Radio Network	—	—	—

Total intersegment revenue	$(0.4)	$(0.8)	$(1.1)

Net revenue	$64.0	$130.4	$188.1

SOI:
Radio Markets	$24.5	$47.7	$61.5
Radio Network	1.0	4.7	2.4
Corporate general and administrative	(1.8)	(3.8)	(9.4)
Local marketing agreement fees	(0.1)	(0.2)	(0.2)
Asset impairment and disposal charges	—	—	(985.7)
Stock-based compensation expense	—	(1.0)	(1.5)
Depreciation and amortization	(8.6)	(4.5)	(10.2)
Other, net	(1.0)	(0.9)	(1.0)

Total operating income (loss)	$14.0	$42.0	$(944.1)

Asset impairment and disposal charges
Radio Markets	$—	$—	$912.6
Radio Network	—	—	73.1

Total asset impairment and disposal charges	$—	$—	$985.7

Local marketing agreement fees
Radio Markets	$0.1	$0.2	$0.2
Radio Network	—	—	—

Total local marketing agreement fees	$0.1	$0.2	$0.2

Segment stock-based compensation expense:
Radio Markets	$—	$0.9	$1.1
Radio Network	—	0.1	0.4

Total segment stock-based compensation expense	$—	$1.0	$1.5

Segment depreciation and amortization:
Radio Markets	$7.5	$3.3	$5.6
Radio Network	1.1	1.2	4.6

Total segment depreciation and amortization	$8.6	$4.5	$10.2

Radio Markets

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009
		(Amounts in millions)
Radio Markets
Net revenue	$55.5	$109.0	$156.2

SOI	$24.5	$47.7	$61.5
Asset impairment and disposal charges	—	—	(912.6)
Local marketing agreement fees	(0.1)	(0.2)	(0.2)
Stock-based compensation expense	—	(0.9)	(1.1)
Depreciation and amortization	(7.5)	(3.3)	(5.6)

Operating income (loss) - Radio Markets	$16.9	$43.3	$(858.0)

Radio Markets revenue increased to $164.5 million for the three months ended June 30, 2010 from $156.2 million for the three months ended June 30, 2009, an increase of $8.3 million, or 5.3%. The increase in revenue is driven primarily by increases in both national and local advertising revenue. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets. Our stations in Los Angeles, CA, Detroit, MI, Little Rock, AR and Birmingham, AL showed significant revenue growth, while revenues at our Dallas, TX, New York, NY, Salt Lake City, UT and Knoxville, TN stations were lower when compared to the prior year quarter.

SOI was $72.2 million for the three months ended June 30, 2010 as compared to $61.5 million for the three months ended June 30, 2009, an increase of $10.7 million, or 17.4%. The increase in SOI for the three months ended June 30, 2010 was primarily the result of the $8.3 million increase in net revenue, as well as reductions in selling related costs and bad debt expense.

Depreciation and amortization expense increased $5.2 million, or 92.9%, primarily due to amortization expense related to definite-lived intangibles established as of the Fresh-Start Date. See discussion of depreciation and amortization expense for the three months ended June 30, 2010.

Radio Network

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010	Three Months Ended June 30, 2009
		(Amounts in millions)
Radio Network
Net revenue	$8.9	$22.2	$33.0

SOI	$1.0	$4.7	$2.4
Asset impairment and disposal charges	—	—	(73.1)
Stock-based compensation expense	—	(0.1)	(0.4)
Depreciation and amortization	(1.1)	(1.2)	(4.6)

Operating (loss) income - Radio Network	$(0.1)	$3.4	$(75.7)

Radio Network net revenue decreased $1.9 million, or 5.8%, to $31.1 million for the three months ended June 30, 2010, from $33.0 million for the three months ended June 30, 2009. This decrease was primarily related to declines in revenue from our news-related products and the elimination of certain unprofitable programming.

Radio Network SOI was $5.7 million for the three months ended June 30, 2010 as compared to $2.4 million for the three months ended June 30, 2009, an increase of $3.3 million. The increase in SOI for the three months ended June 30, 2010 was primarily the result of reductions in programming costs, which includes decreases in salaries and station compensation paid to affiliates, as well as reductions in selling-related costs and bad debt expense.

The decrease in amortization expense is primarily attributable to lower intangible asset values in 2010 second quarter as a result of the asset impairment charge for definite-lived intangible assets recognized at the Radio Network in the second quarter of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009
		(Amounts in millions)
Net revenue:
Radio Markets	$55.5	$247.1	$287.1
Radio Network	8.9	50.3	61.9

Segment revenue	$64.4	$297.4	$349.0

Intersegment revenue:
Radio Markets	$(0.4)	$(2.0)	$(2.0)
Radio Network	—	—	—

Total intersegment revenue	$(0.4)	$(2.0)	$(2.0)

Net revenue	$64.0	$295.4	$347.0

SOI:
Radio Markets	$24.5	$94.0	$97.2
Radio Network	1.0	8.0	(1.8)
Corporate general and administrative	(1.8)	(8.9)	(15.0)
Local marketing agreement fees	(0.1)	(0.5)	(0.5)
Asset impairment and disposal charges	—	—	(985.7)
Stock-based compensation expense	—	(1.3)	(2.5)
Depreciation and amortization	(8.6)	(11.3)	(20.5)
Other, net	(1.0)	(0.9)	(1.0)

Total operating income (loss)	$14.0	$79.1	$(929.8)

Asset impairment and disposal charges
Radio Markets	$—	$—	$912.6
Radio Network	—	—	73.1

Total asset impairment and disposal charges	$—	$—	$985.7

Local marketing agreement fees
Radio Markets	$0.1	$0.5	$0.5
Radio Network	—	—	—

Total local marketing agreement fees	$0.1	$0.5	$0.5

Segment stock-based compensation expense:
Radio Markets	$—	$1.1	$1.8
Radio Network	—	0.2	0.7

Total segment stock-based compensation expense	$—	$1.3	$2.5

Segment depreciation and amortization:
Radio Markets	$7.5	$8.3	$11.2
Radio Network	1.1	3.0	9.3

Total segment depreciation and amortization	$8.6	$11.3	$20.5

Radio Markets

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009
		(Amounts in millions)
Radio Markets
Net revenue	$55.5	$247.1	$287.1

SOI	$24.5	$94.0	$97.2
Asset impairment and disposal charges	—	—	(912.6)
Local marketing agreement fees	(0.1)	(0.5)	(0.5)
Stock-based compensation expense	—	(1.1)	(1.8)
Depreciation and amortization	(7.5)	(8.3)	(11.2)

Operating income (loss) - Radio Markets	$16.9	$84.1	$(828.9)

Radio Markets revenue increased to $302.6 million for the six months ended June 30, 2010 from $287.1 million for the six months ended June 30, 2009, an increase of $15.5 million, or 5.4%. The increase in revenue is driven primarily by increases in both national and local advertising revenue. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets. Our stations in Los Angeles, CA, Detroit, MI, Little Rock, AR and Albuquerque, NM showed significant revenue growth, while revenues at our New York, NY, Chicago, IL, Salt Lake City, UT and Oklahoma City, OK stations were lower when compared to the prior six month period.

SOI was $118.5 million for the six months ended June 30, 2010 as compared to $97.2 million for the six months ended June 30, 2009, an increase of $21.3 million, or 21.9%. The increase in SOI for the six months ended June 30, 2010 was primarily the result of the $15.5 million increase in net revenue, as well as reductions in programming costs, primarily due to a decrease in compensation costs in addition to a decrease in selling related costs and bad debt expense.

Depreciation and amortization expense increased $4.6 million, or 41.1%, primarily due to amortization expense related to definite-lived intangibles established as of the Fresh-Start Date. See discussion of depreciation and amortization expense for the six months ended June 30, 2010.

Radio Network

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009
		(Amounts in millions)
Radio Network
Net revenue	$8.9	$50.3	$61.9

SOI	$1.0	$8.0	$(1.8)
Asset impairment and disposal charges	—	—	(73.1)
Stock-based compensation expense	—	(0.2)	(0.7)
Depreciation and amortization	(1.1)	(3.0)	(9.3)

Operating income (loss) - Radio Network	$(0.1)	$4.8	$(84.9)

Radio Network net revenue decreased $2.7 million, or 4.4%, to $59.2 million for the six months ended June 30, 2010, from $61.9 million for the six months ended June 30, 2009. This decrease was primarily related to declines in revenue from our news-related products and the elimination of certain unprofitable programming.

Radio Network SOI was $9.0 million for the six months ended June 30, 2010 as compared to a loss of $1.8 million for the six months ended June 30, 2009, an increase of $10.8 million. The increase in SOI for the six months ended June 30, 2010 was primarily the result of reductions in programming costs, which includes decreases in salaries and station compensation paid to affiliates, as well as reductions in selling related costs and bad debt expense.

The decrease in amortization expense is primarily attributable to lower intangible asset values during the six months ended June 30, 2010 as a result of the asset impairment charge for definite-lived intangible assets recognized in the second quarter of 2009.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and cash provided by the operations of our Radio Markets and our Radio Network.

Operating Activities

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009	Six Month $ Change
		(Amounts in millions)
Net cash (used in) provided by operating activities	$(4.1)	$40.5	$24.0	$12.4

Net cash provided by operating activities was $36.4 million for the six months ended June 30, 2010 as compared to $24.0 million for the six months ended June 30, 2009. The increase of $12.4 million was primarily due to the increase in net revenue of $12.4 million, decreases in operating expenses and in cash paid for interest of $25.2 million and $19.6 million, respectively, and a reduction in cash used in working capital of $11.2 million, partially offset by cash paid for reorganization items in the Successor period of $53.7 million.

Investing Activities

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009	Six Month $ Change
		(Amounts in millions)
Net cash provided by (used in) investing activities	$0.2	$(7.1)	$(2.2)	$(4.7)

Net cash used in investing activities for the six months ended June 30, 2010 of $6.9 million consists primarily of a net increase of $3.1 million of restricted cash and capital expenditures of $3.8 million. Cash used in investing activities of $2.2 million in the prior year consisted primarily of capital expenditures.

Financing Activities

	Successor	Predecessor
	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010	Six Months Ended June 30, 2009	Six Month $ Change
		(Amounts in millions)
Net cash used in financing activities	$—	$(0.1)	$(12.6)	$12.5

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2010, compared to $12.6 million during the six months ended June 30, 2009. Cash used in financing activities for the six months ended June 30, 2009 included $11.5 million in payments for debt issuance costs associated with the fourth amendment to our Predecessor’s Senior Credit and Term Facility.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes and capital expenditures. Our capital expenditures totaled $3.8 million during the six months ended June 30, 2010, as compared to $2.2 million during the six months ended June 30, 2009. For the year ending December 31, 2010, the Company estimates that capital expenditures necessary for our existing facilities will be approximately $8 million to $10 million. At June 30, 2010, we had cash and cash equivalents of $86.8 million. Based on our anticipated future operations, we believe that cash on hand and expected cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures for both maintenance and growth, and scheduled payments of principal and interest on our outstanding indebtedness at least through December 31, 2010.

We intend to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest some of our stations, subject to restrictions imposed under the New Term Loan. We are currently required to divest certain stations to comply with FCC ownership limits. The Company will continue to evaluate reasonable offers to purchase these stations or other markets that are contemplated for sale; however, given the current economic environment and conditions in the radio industry, there can be no assurance that any minimum level of asset sales will be completed.

Senior Debt

Senior debt consists of the following as of June 30, 2010 and December 31, 2009:

	Successor	Predecessor
	June 30, 2010	December 31, 2009
	(in thousands)
Type of Borrowing
New term loan	$762,500	$—
Premium on new term loan	18,618	—
Tranche A term loans	—	526,176
Tranche B term loans	—	1,345,017
Revolving loans	—	135,747

	781,118	2,006,940
Interest rate swap	—	72,628
Facility fee	—	64,819

	781,118	2,144,387
Less current portion of senior debt	7,625	—

Total senior debt less current portion	$773,493	$2,144,387	a

a.	Classified as liability subject to compromise as of December 31, 2009.

The interest rate for the amount borrowed under the Successor’s New Term Loan as of June 30, 2010 was 11.0% compared to the rate applicable to each of the components of the Predecessor’s Senior Credit and Term Facility as of December 31, 2009 of 1.99%.

In connection with the Merger in June 2007, the Predecessor entered into the Senior Credit and Term Facility.

On the Effective Date, approximately $2.1 billion of the debt outstanding under the Predecessor’s Senior Credit and Term Facility was converted into the New Term Loan, which is guaranteed by the Company’s operating subsidiaries. Principal of $762.5 million under the New Term Loan is payable in 20 consecutive quarterly installments of approximately $1.9 million, due on the last day of each fiscal quarter, commencing on September 30, 2010, with the final maturity of $724.4 million on June 3, 2015.

The New Term Loan includes a letter of credit facility for previously outstanding letters of credit in the amount of approximately $3 million that is backed by cash collateral of the Company. This amount represents restricted cash, which is included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets.

A valuation premium of $19.1 million was estimated to record the New Term Loan at its estimated fair value upon issuance. This premium will be amortized as a reduction of interest expense, net, over the contractual term of the New Term Loan.

The New Term Loan contains covenants related to the satisfaction of financial ratios and compliance with financial tests. The consolidated total leverage ratio, as defined in the New Term Loan, requires a maximum ratio as of each quarter end of 5.25 to 1.0 beginning with the quarter ending September 30, 2010. The requirement decreases periodically as follows: to 4.75 to 1.0 as of June 30, 2011, to 4.25 to 1.0 on September 30, 2011, to 3.75 to 1.0 on December 31, 2012, to 3.50 to 1.0 on December 31, 2013, and to 3.00 to 1.0 as of December 31, 2014.

The consolidated interest coverage ratio, as defined in the New Term Loan, requires a minimum ratio as of the end of the quarter of 1.75 to 1.0 beginning with the quarter ending September 30, 2010. The minimum ratio adjusts periodically as follows: to 2.00 to 1.0 as of September 30, 2011, to 2.25 to 1.0 on December 31, 2012, to 2.50 to 1.0 on December 31, 2013, and to 3.00 to 1.0 as of December 31, 2014.

The New Term Loan also contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit the Company’s ability to incur or guarantee additional indebtedness, liens and contingent obligations; consolidate; enter into acquisitions or mergers; dispose of property, business or assets; make investments or loans; declare or pay dividends; redeem or repurchase shares of any class of stock; make acquisitions; enter into transactions with affiliates; enter into derivative contracts; enter into sale and leaseback transactions; or change the nature of its business.

We were in compliance with the covenants under our New Term Loan as of June 30, 2010.

At the Company’s election, interest on outstanding principal for the New Term Loan accrue at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0%, in all cases subject to a 4.0% floor, plus, in each case, a spread of 7.0% (“ABR Loan”) or (b) the Eurodollar rate, subject to a 3.0% floor, plus 8.0% (“Eurodollar Loan”).

Interest payments on ABR Loans are due on the last day of each calendar quarter. Interest payments on Eurodollar Loans are due on the last day of the individual loan period, which can range from one to six months, unless such loan period exceeds three months, in which case, interest payments are due on each successive date three months after the first day of the loan period.

The Company will be required to prepay the outstanding amount of the New Term Loan with 75% of excess cash flow (as defined in the New Term Loan), less the amount of all voluntary prepayments made as described in the New Term Loan, subject to certain thresholds and exceptions. The Company is required to prepay the New Term Loan, subject to certain exceptions, with stipulated portions of net proceeds from the issuance of debt not otherwise permitted to be incurred under the New Term Loan, the issuance of capital stock (as defined in the New Term Loan), and certain asset sales.

The Company may voluntarily repay outstanding loans under the New Term Loan at any time with customary breakage costs (as defined in the New Term Loan), if any, and a prepayment fee equal to (a) 5.0% of the aggregate principal amount of such prepayments made prior to the first anniversary of the Effective Date and (b) 2.0% of the aggregate principal amount of such prepayments made on or after the first anniversary of the Effective Date and before the second anniversary of the Effective Date. All prepayments after the second anniversary of the Effective Date will be made without penalty or premium.

Subordinated Debt and Convertible Subordinated Notes

On February 18, 2004, the Predecessor sold $330.0 million principal amount of convertible subordinated notes. These convertible subordinated notes (the “Original Notes”) were scheduled to mature in February of 2011 and bore interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. The Original Notes were redeemable prior to maturity under certain circumstances.

Pursuant to the terms of a settlement agreement regarding previous litigation with certain of the holders of the Original Notes that was dismissed in 2008, the Predecessor issued $274.5 million aggregate principal amount of amended and restated convertible subordinated notes through an exchange offer and cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes. These amended and restated notes had increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes did not differ in any material respect from those of the Original Notes. Through June 30, 2009, the Predecessor had repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including $0.7 million repurchased during the six months ended June 30, 2009, which resulted in a gain of approximately $0.4 million, net of transaction fees. The Amended Notes were scheduled to mature on February 15, 2011 and bore interest at a rate of 8.0% per annum during the year ended December 31, 2009.

The Predecessor ceased accruing interest on all unsecured debt subject to compromise, including the convertible subordinated notes, since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009. The balance of convertible subordinated notes was $48.3 million as of December 31, 2009, including $0.5 million of Original Notes, and this amount, along with unpaid interest of $1.3 million related to the convertible subordinated notes was included in liabilities subject to compromise in the accompanying consolidated condensed balance sheets.

At the time that the Predecessor issued the Amended Notes, the underlying terms contained contingent interest rate adjustments that could have caused interest to vary in future periods depending on the outstanding balance of Amended Notes. The estimated value of the contingent interest rate derivative instrument was measured at estimated fair value at each subsequent reporting date. As of June 30, 2009, this analysis resulted in a value of approximately $0.2 million, and the change in fair value for the three and six months ended June 30, 2009 represented gains of $0.5 million and $1.5 million, respectively, which is included in the accompanying consolidated condensed statement of operations as a component of interest expense, net.

The debt issuance costs and discount amounts corresponding to the convertible subordinated notes had been amortized over the remaining contractual term of the Amended Notes, which was accelerated pursuant to the terms of the convertible subordinated notes and the resulting classification as a current liability beginning with the quarter ended March 31, 2009. However, the Predecessor ceased amortization of these assets as of December 19, 2009 since subsequent to the Petition Date, interest expense was only recognized to the extent it would be paid. For the three and six months ended June 30, 2009, the amortization of these debt issuance costs and debt discount was $0.3 million and $0.4 million, respectively. The Predecessor wrote off the remaining balance of deferred financing costs and debt discount in the fourth quarter of 2009 since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009.

In accordance with the Plan, on the Effective Date all of the obligations of the Predecessor with respect to the convertible subordinated notes were terminated and the notes were cancelled.

Adoption of New Accounting Standards

See Part I, Item 1. “Financial Statements (Unaudited)” Note 1

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates and assumptions relate in particular to the allocations of enterprise value made in connection with fresh-start reporting, fair values of assets and liabilities as of the Fresh-Start Date, the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions that could affect the estimated fair values, the analysis of the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, calculating the valuation allowance to reduce the amount of deferred tax asset to the amount that was more likely than not to be realized, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when estimating the value of its supplemental executive retirement plan. The Predecessor used estimates when employing the Black-Scholes valuation model to estimate the fair value of stock options, to calculate the value of certain fully vested stock units and equity awards containing market conditions, and in determining the estimated fair values of its interest rate swap, credit risk adjustments and certain derivative financial instruments. These best estimates were based on the information that was available to management at the time of the estimate. Actual results could differ materially from those estimates. There have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations and Commercial Commitments

The following table summarizes our material future non-rejected contractual commitments as of June 30, 2010:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
New term loan	$7.6	$15.2	$739.7	$—	$762.5
Variable interest payments (1)	84.7	167.0	157.6	—	409.3
Other broadcast programming	46.1	79.3	47.0	3.5	175.9
Sports broadcasting and employment contracts	72.8	46.0	1.4	1.8	122.0
Operating leases	12.8	32.0	24.4	49.0	118.2
Other contractual obligations	21.1	41.2	40.6	24.6	127.5

Total contractual cash obligations (2)	$245.1	$380.7	$1,010.7	$78.9	$1,715.4

1.	The interest amounts expected to be paid on our New Term Loan represent an annual amount and are estimated based on interest rates in effect as of June 30, 2010.
2.	The Company’s estimated liability for uncertain tax positions of $2.8 million as of June 30, 2010 is not included in the table above due to the uncertainty regarding the timing of the ultimate settlement of such amounts.

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

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our New Term Loan, which bears interest based on variable rates. Therefore, our New Term Loan of approximately $762.5 million outstanding as of June 30, 2010 is subject to fluctuations in the underlying interest rates. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to our indebtedness under the New Term Loan. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $7.6 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and constant interest rate based on the variable rates in place as of June 30, 2010.

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

Based on their evaluation as of June 30, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management, including our chief executive officer and chief financial officer, does not expect our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2010.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 3, the Debtors consummated their reorganization and the Plan became effective. See Part I, Item 1. “Financial Statements (Unaudited)” Note 1.

ITEM 1A.	RISK FACTORS

The following factors (in addition to others, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009) could have a material impact on our business:

Indebtedness may adversely affect the Successor company’s operations and financial condition.

According to the terms and conditions of the Plan, we now have outstanding indebtedness of $762.5 million under the New Term Loan.

Our ability to service our debt obligations will depend upon, among other things, our future operating performance. These factors depend partly on economic, financial, competitive and other factors beyond our control. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures. In addition, if we need to refinance our debt, obtain additional financing or sell assets or equity, we may not be able to do so on commercially reasonable terms, if at all.

Any default under the New Term Loan could adversely affect our growth, financial condition, results of operations, the value of our equity and our ability to make payments on such debt. We may incur significant additional debt in the future. If current debt amounts increase, the related risks that we now face will intensify.

The New Term Loan contains certain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity.

The New Term Loan contains a number of significant covenants that could adversely affect our ability to operate our businesses, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations. These covenants restrict (subject to certain exceptions) our ability to: incur additional indebtedness; grant liens; consummate mergers, acquisitions, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make capital expenditures; make investments, loans and advances; make payments and modifications to subordinated and other material debt instruments; enter into transactions with affiliates; consummate sale-leaseback transactions; change our fiscal year; enter into hedging arrangements (except as otherwise expressly permitted); allow third parties to manage our stations, and sell substantially all of the stations’ programming or advertising; transfer or assign FCC licenses to third parties; and change our lines of business. In addition, we are required to maintain a minimum interest coverage ratio and a maximum leverage ratio.

The breach of any covenants or obligations in the New Term Loan, not otherwise waived or amended, could result in a default under the New Term Loan agreement and could trigger acceleration of those obligations. Any default under the New Term Loan could adversely affect our growth, financial condition, results of operations and ability to make payments on debt.

Because we are quoted over-the-counter instead of on an exchange or national quotation system, our investors may have a tougher time selling their stock or experience negative volatility on the market price of our stock.

Our Class A common stock is traded over-the-counter under the symbol “CDELA”, our Class B common stock is traded over-the-counter under the symbol “CDELB”, and the Special Warrants are traded over-the-counter under the symbol “CDDGW.” The over-the-counter market is often highly illiquid. There is a greater chance of volatility for securities that trade over-the-counter as compared to securities that trade on an exchange or national quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our equity may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our equity improves.

Shares of our class A and class B common stock may not meet eligibility standards to be listed on an exchange or national quotation system.

Currently, our class A and class B common stock trade over-the-counter, as they do not meet the listing standards for the New York Stock Exchange (“NYSE”) or the NASDAQ Stock Market (“NASDAQ”). While it is our goal to have our class A and class B common stock trade on the NYSE or NASDAQ, due to the small quantity of holders of our class A and class B common stock, as well as the limited number of shares issued, our common stock is currently ineligible for listing on these exchanges and it is uncertain if or when we may meet the applicable listing requirements.

The conversion of our shares of class B common stock and our Special Warrants is subject to our compliance with applicable FCC regulations.

Our class B common stock is convertible into class A common stock only if the conversion does not cause the equity holder to then have an attributable interest in another entity that would cause us to violate applicable FCC multiple ownership rules and regulations and provided that ownership of the Company by the stockholder does not cause us to violate applicable FCC rules and regulations surrounding foreign ownership of broadcast licenses. Special Warrants may be exercised to purchase class B common stock, provided that ownership of the Company by the stockholder does not cause us to violate applicable FCC rules and regulations surrounding foreign ownership of broadcast licenses. Because conversion of these equity interests is restricted by our compliance with certain FCC rules, our stockholders may be prohibited from converting their equity interests and/or may experience difficulty or delays in converting their equity interests.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes stock repurchase information for the quarter ended June 30, 2010.

REGISTRANT PURCHASES OF EQUITY SECURITIES – (PREDECESSOR)

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1, 2010 through April 30, 2010	817	$0.06
May 1, 2010 through May 31, 2010	—	—
June 1, 2010 through June 30, 2010	—	—

Total	817	$0.06

The Predecessor acquired approximately 817 shares of common stock during the two months ended May 31, 2010 through transactions related to the vesting of previously awarded nonvested shares of common stock. Upon vesting, the Predecessor withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory tax withholding rates required by the relevant tax authorities.

In connection with the Company’s reorganization and emergence from bankruptcy, all shares of the Predecessor’s common stock outstanding were canceled pursuant to the Plan. There were no repurchases of Successor stock in the quarter ended June 30, 2010.

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description

2.1	Second Modified Joint Plan of Reorganization of Citadel Broadcasting Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2010).

3.1	Fourth Amended and Restated Certificate of Incorporation of Citadel Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A filed on June 7, 2010).

3.2	Amended and Restated By-Laws of Citadel Broadcasting Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on June 7, 2010).

4.1	Warrant Agreement, dated as of June 3, 2010, by and between Citadel Broadcasting Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2010).

10.1	Credit Agreement, dated as of June 3, 2010, by and among Citadel Broadcasting Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2010).

10.2	Guarantee and Collateral Agreement dated as of June 3, 2010, by and among Citadel Broadcasting Corporation, certain of the Company’s subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2010).

10.3	Citadel Broadcasting Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2010).

10.4	Form of Employment Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: August 16, 2010	By:	/S/ FARID SULEMAN
Farid Suleman
Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/S/ RANDY L. TAYLOR
Randy L. Taylor
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Second Modified Joint Plan of Reorganization of Citadel Broadcasting Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2010).

3.1	Fourth Amended and Restated Certificate of Incorporation of Citadel Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A filed on June 7, 2010).

3.2	Amended and Restated By-Laws of Citadel Broadcasting Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on June 7, 2010).

4.1	Warrant Agreement, dated as of June 3, 2010, by and between Citadel Broadcasting Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2010).

10.1	Credit Agreement, dated as of June 3, 2010, by and among Citadel Broadcasting Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2010).

10.2	Guarantee and Collateral Agreement dated as of June 3, 2010, by and among Citadel Broadcasting Corporation, certain of the Company’s subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2010).

10.3	Citadel Broadcasting Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2010).

10.4	Form of Employment Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.