Form 10-Q
period 2010-09-30
CITADEL BROADCASTING CORP
filed 2010-11-15
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 29, 2010, there were 48,847,256 shares of common stock, $0.001 par value per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

September 30, 2010

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except warrants, share and per share amounts)

(unaudited)

	Successor	Predecessor
	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$122,458	$57,441
Accounts receivable, net	149,124	159,201
Prepaid expenses and other current assets (including deferred income tax assets of $4,880 and $566 as of September 30, 2010 and December 31, 2009, respectively)	24,510	21,177

Total current assets	296,092	237,819
Long-term assets
Property and equipment, net	201,781	201,542
FCC licenses	893,610	600,603
Goodwill	763,849	321,976
Customer and affiliate relationships, net	213,861	36,284
Other assets, net	51,295	19,765

Total assets	$2,420,488	$1,417,989

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable, accrued liabilities and other liabilities	$52,309	$36,376
Senior debt, current	7,625	—

Total current liabilities not subject to compromise	59,934	36,376
Long-term liabilities
Senior debt, less current portion	770,760	—
Other long-term liabilities, less current portion	60,988	2,631
Deferred income tax liabilities	257,954	180,422

Total liabilities not subject to compromise	1,149,636	219,429
Liabilities subject to compromise	—	2,270,418

Total liabilities	1,149,636	2,489,847

Commitments and contingencies
Stockholders’ equity (deficit)
Successor preferred stock, $.001 par value – authorized, 50,000,000 shares at September 30, 2010; no shares issued or outstanding at September 30, 2010	—	—
Successor class A common stock, $.001 par value – authorized, 100,000,000 shares at September 30, 2010; issued and outstanding, 6,897,263 shares at September 30, 2010	7	—
Successor class B common stock, $.001 par value – authorized, 100,000,000 shares at September 30, 2010; issued and outstanding, 16,701,408 shares at September 30, 2010	17	—
Successor equity held in reserve	13,728	—
Additional paid-in capital (including 25,263,585 special warrants at September 30, 2010)	1,250,405	2,447,084
Predecessor preferred stock, $.01 par value – authorized, 200,000,000 shares at December 31, 2009; no shares issued or outstanding at December 31, 2009	—	—
Predecessor common stock, $.01 par value – authorized, 500,000,000 shares at December 31, 2009; issued and outstanding, 294,035,525 and 265,623,369, respectively at December 31, 2009	—	2,940
Predecessor treasury stock, at cost, 28,412,156 shares at December 31, 2009	—	(344,371)
Retained earnings (accumulated deficit)	6,695	(3,177,511)

Total stockholders’ equity (deficit)	1,270,852	(1,071,858)

Total liabilities and stockholders’ equity (deficit)	$2,420,488	$1,417,989

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Net revenue	$188,604	$183,810

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below, and including non-cash compensation expense of $296 and $415, respectively	70,036	76,395
Selling, general and administrative, including non-cash compensation expense of $1,030 and $1,066, respectively	49,019	51,163
Corporate general and administrative, including non-cash compensation expense of $4,732 and $318, respectively	9,373	5,156
Local marketing agreement fees	175	259
Depreciation and amortization	24,861	7,554
Other, net	1,183	5,314

Operating expenses	154,647	145,841

Operating income	33,957	37,969

Interest expense, net	20,546	64,583
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	—	37

Income (loss) before income taxes	13,411	(26,651)

Income tax expense (benefit)	9,846	(5,400)

Net income (loss)	$3,565	$(21,251)

Net income (loss) per share - basic and diluted	$0.08	$(0.08)

Weighted average common shares outstanding - basic and diluted	47,409	264,237

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (Continued)

(in thousands, except per share amounts)

(unaudited)

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009
Net revenue	$252,631	$295,424	$530,762

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below, and including non-cash compensation expense of $296, $526 and $1,116, respectively	92,667	116,103	229,522
Selling, general and administrative, including non-cash compensation expense of $1,030, $785 and $2,891, respectively	64,934	78,582	152,189
Corporate general and administrative, including non-cash compensation expense of $4,839, $570 and $4,906, respectively	11,165	8,929	20,164
Local marketing agreement fees	275	455	770
Asset impairment and disposal charges	—	—	985,653
Depreciation and amortization	33,453	11,365	28,025
Other, net	2,196	854	6,311

Operating expenses	204,690	216,288	1,422,634

Operating income (loss)	47,941	79,136	(891,872)

Reorganization items, net	—	(1,014,077)	—
Interest expense, net	26,860	17,771	128,020
Gain on extinguishment of debt	—	—	(428)
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	—	—	814

Income (loss) before income taxes	21,081	1,075,442	(1,020,278)

Income tax expense (benefit)	14,387	5,737	(235,065)

Net income (loss)	$6,694	$1,069,705	$(785,213)

Net income (loss) per share - basic	$0.14	$4.02	$(2.98)

Net income (loss) per share - diluted	$0.14	$3.99	$(2.98)

Weighted average common shares outstanding - basic	46,993	266,041	263,896

Weighted average common shares outstanding - diluted	46,993	267,961	263,896

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net income (loss)	$6,694	$1,069,705	$(785,213)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	33,453	11,365	28,025
Gain on extinguishment of debt	—	—	(428)
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	—	—	160
Asset impairment and disposal charges	—	—	985,653
Non-cash debt-related amounts and facility fees	(1,228)	—	73,716
Non-cash reorganization items, net	—	(1,067,728)	—
Fair value of swap liability	—	—	(18,078)
Provision for bad debts	1,489	578	4,378
Loss on sale of assets	—	708	172
Deferred income taxes	13,700	5,150	(236,131)
Non-cash compensation expense	6,165	1,881	8,913
Changes in operating assets and liabilities:
Accounts receivable	(5,500)	13,884	16,436
Prepaid expenses and other current assets	(884)	(900)	(5,549)
Accounts payable, accrued liabilities and other obligations	(18,971)	5,855	(42,359)

Net cash provided by operating activities	34,918	40,498	29,695

Cash flows from investing activities:
Capital expenditures	(4,382)	(3,409)	(5,331)
Proceeds from sale of assets	—	5	27
Restricted cash	3,070	(3,684)	(4,010)
Other assets, net	68	25	—

Net cash used in investing activities	(1,244)	(7,063)	(9,314)

Cash flows from financing activities:
Principal payments on new term loan	(1,906)	—	—
Debt issuance costs	—	—	(11,477)
Payments for early extinguishment of debt, including related fees	—	—	(292)
Other debt-related expenses	—	—	(654)
Purchase of shares held in treasury	—	(5)	(73)
Principal payments on other long-term obligations	(56)	(125)	(197)

Net cash used in financing activities	(1,962)	(130)	(12,693)

Net increase in cash and cash equivalents	31,712	33,305	7,688
Cash and cash equivalents, beginning of period	90,746	57,441	18,634

Cash and cash equivalents, end of period	$122,458	$90,746	$26,322

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

Supplemental schedule of cash flow information

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009
Cash Payments:
Interest	$28,506	$24,478	$76,806
Income taxes	279	481	2,236
Reorganization items - cash paid for professional fees	—	17,651	—
Reorganization items - cash paid to unsecured creditors	—	36,000	—
Cash reserve for unsecured creditors	—	4,089	—
Barter Transactions:
Barter revenue - included in net revenue	6,003	7,574	13,749
Barter expenses - included in cost of revenue and selling, general and administrative expense	6,054	7,278	14,338

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

On June 3, 2010 (the “Effective Date”), the Debtors consummated their reorganization and the Plan became effective. The distribution of securities of the new reorganized successor to the Company under the Plan was made on the Effective Date. The Debtors distributed three forms of equity: Class A common stock (currently traded over-the-counter under the symbol “CDELA”); Class B common stock (currently traded over-the-counter under the symbol “CDELB”); and special warrants (currently traded over-the-counter under the symbol “CDDGW”). See Note 8.

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

In accordance with the Plan, approximately $2.1 billion of the debt outstanding under the Predecessor’s Senior Credit and Term Facility was converted into a new term loan dated as of June 3, 2010 among the Company, the several lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (the “New Term Loan”) in the initial principal amount of $762.5 million with a 5-year term. See Notes 2 and 5 for additional discussion of the Plan and the New Term Loan.

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

References in this Quarterly Report on Form 10-Q to “Successor” refer to the Company on or after the Fresh-Start Date. References to “Predecessor” refer to the Company prior to the Fresh-Start Date. The accompanying consolidated condensed financial statements as of December 31, 2009, for the three and nine months ended September 30, 2009 represent the Predecessor’s financial position and results of operations (the “Predecessor Periods”). References in this Quarterly Report on Form 10-Q to the “Company” refer to Citadel Broadcasting Corporation and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate. Consolidated condensed financial statements as of September 30, 2010 represent the Successor’s financial position and results of operations (the “Successor Period”). The Predecessor Periods reflect the historical accounting basis of the Predecessor’s assets and liabilities, while the Successor Period reflects assets and liabilities at fair value, based on an allocation of the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations (see Note 2). The Company’s emergence from bankruptcy resulted in a new reporting entity that had no retained earnings or accumulated deficit as of the Fresh-Start Date. Accordingly, the Company’s consolidated financial statements for the Predecessor Periods are not comparable to its consolidated financial statements for the Successor Period. Operating results for the Successor and Predecessor Periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or thereafter.

For the period between the Petition Date and the Fresh-Start Date, the accompanying consolidated condensed financial statements of the Predecessor were prepared in accordance with accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code. Accordingly, all pre-petition liabilities subject to compromise were segregated in the Predecessor’s consolidated condensed balance sheet as of December 31, 2009 and classified as liabilities subject to compromise at the estimated amounts of allowable claims as of that date. Liabilities not subject to compromise are separately classified as current and non-current. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the Predecessor’s consolidated condensed statements of operations.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

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

Description of Business

Subsidiaries of the Company own and operate radio stations and hold FCC licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). In addition to owning and operating radio stations, the Company also owns and operates Citadel Media (the “Radio Network”), which produces and distributes a variety of radio programming and formats and syndicates across approximately 4,000 station affiliates and 8,000 program affiliations and is a separate reportable segment.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to the allocations of enterprise value made in connection with fresh-start reporting, fair values of assets and liabilities as of the Fresh-Start Date, the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions that could affect the estimated fair values, the analysis of the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, calculating the valuation allowance to reduce the amount of deferred tax asset to the amount that is more likely than not to be realized, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when estimating the value of its supplemental executive retirement plan. The Predecessor used estimates when employing the Black-Scholes valuation model to estimate the fair value of stock options, to calculate the value of certain fully vested stock units and equity awards containing market conditions, and in determining the estimated fair values of its interest rate swap, credit risk adjustments and certain derivative financial instruments. These best estimates were based on the information that was available to management at the time of the estimate. Actual results could differ materially from those estimates.

Fresh-Start Reporting

The adoption of fresh-start reporting results in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and the predecessor’s accumulated deficit is eliminated. In adopting fresh-start reporting, the Company was required to determine its enterprise value, which represents the fair value of the entity. See Note 2.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, at the time of purchase, to be cash equivalents.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Restricted Cash

As of September 30, 2010 and December 31, 2009, the Company had $7.2 million and $2.5 million of restricted cash, which is included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets. The balance at September 30, 2010 includes $3.9 million of cash held in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims (see Note 2) and $3.1 million representing cash collateral against undrawn letters of credit. The balance as of December 31, 2009 represents primarily amounts held on deposit as security in case of default by the Debtors under their credit card processing agreement.

Allowance for Doubtful Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	Successor		Predecessor
	September 30, 2010		December 31, 2009
	(in thousands)
Receivables	$151,722		$167,803
Allowance for estimated uncollectible accounts	(2,598	)(a)	(8,602)

Accounts receivable, net	$149,124		$159,201

a.	Since the Company’s accounts receivable balance reflected its estimated fair as of the Fresh-Start Date, the allowance for estimated uncollectible accounts was zero as of that date. The balance of the allowance for estimated uncollectible accounts as of September 30, 2010 is lower than the balance as of December 31, 2009 since the current period amount relates only to accounts receivable generated since the Fresh-Start Date.

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Debt Issuance Costs and Premium/Discount on Debt

The costs related to the issuance of debt are capitalized as other assets, as appropriate, and amortized to interest expense using the effective interest rate method over the term of the related debt. A valuation premium recorded on the New Term Loan to record the Successor’s senior debt at its estimated fair value upon issuance is being amortized as a partial offset to interest expense using the effective interest rate method over the term of the New Term Loan. The discounts recorded as reductions to the Predecessor’s convertible subordinated notes were also amortized to interest expense generally over the contractual term of the notes. The balances of the Predecessor’s debt issuance costs and discounts were amortized to interest expense in relation to the pay down or repurchase of the underlying debt. However, the Predecessor ceased amortization of these assets as of December 19, 2009 since between the Petition Date and the Effective Date, interest expense was only recognized to the extent it would be paid. Additionally, the Predecessor wrote off the remaining balance of deferred financing costs related to its debt and debt discount since the amount of the allowed claim for related debt instruments was known as of December 31, 2009.

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

In January 2010, the FASB issued guidance which provides improvements to disclosures related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 (see further discussion at Note 12). These disclosures were effective for the Company beginning in the first quarter of 2010; however the adoption of this guidance did not impact the Company’s consolidated financial statements. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective beginning with the first interim period in 2011.

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

2. EMERGENCE FROM CHAPTER 11 AND FRESH-START REPORTING

Plan of Reorganization, Claims Resolution and Plan Distributions

In accordance with the Plan, approximately $2.1 billion of the debt outstanding under the Predecessor’s Senior Credit and Term Facility was converted into the New Term Loan in the initial principal amount of $762.5 million, with a 5-year term (see Note 5).

The pre-petition claims of the Debtors are evidenced in the schedules of liabilities filed by the Debtors and by proofs of claim filed by creditors with the Bankruptcy Court. The Bankruptcy Code requires the Bankruptcy Court to set the time within which proofs of claim must be filed in a chapter 11 case. The Bankruptcy Court established April 21, 2010 as the last date for each person or entity to file a proof of claim (except for governmental units and administrative and priority claims whereby the bar dates were August 17, 2010 and August 2, 2010, respectively). Claims that were objected to are allowed or disallowed through a claims resolution process established by the Bankruptcy Court. Pursuant to objections filed by the Debtors, the Bankruptcy Court has reduced, reclassified and/or disallowed a significant number of claims for varying reasons, including claims that were duplicative, amended, without merit, misclassified or overstated. The claims resolution process is ongoing and will continue until all claims are resolved.

Secured Claims

Holders of senior secured claims were entitled to receive a pro rata share of (i) the New Term Loan; (ii) 90% of the equity in the reorganized Successor company, subject to dilution for distributions of equity under the Successor’s equity incentive program; and (iii) cash held as of the Effective Date in excess, if any, of the sum of $86.0 million (as further described in the New Term Loan documents). There was no such excess cash as of the Effective Date, and no additional payment was made to holders of senior secured claims. As of September 30, 2010, 41.1 million shares of Successor equity had been distributed with respect to secured claims. See further discussion of equity in the Successor at Note 8.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Unsecured claims

Holders of unsecured claims, including the secured lenders’ deficiency claim in the stipulated amount of $267.2 million and the claims of the Predecessor’s convertible subordinated noteholders, received a pro rata share of (i) 10% of Successor equity (subject to dilution for distributions of equity under the Successor’s equity incentive program) and (ii) $36.0 million in cash. Once the allowed amount of an unsecured claim is determined through settlement or by Bankruptcy Court order, the claimant is entitled to a distribution as provided for by the Plan. As of September 30, 2010, 4.1 million shares of equity and $32.1 million in cash had been distributed to holders of allowed unsecured claims that totaled $319.3 million, and approximately 498,000 shares of Successor equity and $3.9 million of cash were held in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims. The cash held in reserve is included with restricted cash and is classified as prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets. The offsetting amount remaining to be disbursed on account of unsecured claims is classified as accounts payable, accrued liabilities and other liabilities in the accompanying consolidated condensed balance sheets. If excess shares of equity and cash remain in reserve after resolution of all disputed unsecured claims, such shares and cash will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares and cash they received pursuant to the Plan. There is no assurance that there will be sufficient shares and cash to satisfy all allowed claims or any excess shares for any such subsequent distribution.

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

Reorganization Items

Reorganization items shown below were a direct result of the chapter 11 proceedings and are presented separately in the accompanying consolidated condensed statements of operations during the five months ended May 31, 2010 and consist of the following:

Predecessor
Period from January 1, 2010 through May 31, 2010
(in thousands)
Gain on extinguishment of debt	$(139,813)
Revaluation of assets and liabilities	(921,801)
SERP liability	10,510
Professional fees	31,666
Rejected executory contracts	5,361

Reorganization items, net	$(1,014,077)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

There were no similar costs during the three or nine months ended September 30, 2009. Gain on extinguishment of debt resulted from debt extinguishments exceeding the value of distributions to creditors, and the gain from revaluation of assets and liabilities was a result of the application of fresh-start reporting, as further described below. Professional fees included legal, consulting, and other related services directly associated with the reorganization process. Lease rejections represent the net non-cash amounts that resulted from claims associated with the rejections of certain executory contracts and the adjustment of previously recorded liabilities to their estimated allowed claim amounts.

Liabilities Subject to Compromise

Liabilities subject to compromise reflected the estimated liability to unsecured creditors for pre-petition claims that were expected to be restructured pursuant to the Plan. Subsequent to the Petition Date, as permitted under the Bankruptcy Code, the Predecessor rejected certain of its pre-petition contracts and calculated its estimated liability to the unsecured creditors. Liabilities subject to compromise at December 31, 2009 consisted of the following:

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

As detailed below, the net fresh-start valuation adjustments increased the book values of assets, excluding goodwill, and liabilities by $543.8 million and $67.7 million, respectively. Management considered a number of factors, including valuations or appraisals, in determining the fair values of assets. Liabilities were revalued at present values using appropriate discount rates. Deferred taxes were determined in accordance with accounting principles generally accepted in the United States of America. In addition to revaluing existing assets and liabilities, the Company recorded certain previously unrecognized assets and liabilities, including customer and affiliate relationships, income contracts and unfavorable leases. The reorganization value exceeded the sum of the amounts assigned to assets and liabilities by approximately $767.7 million. The Company recorded the excess to goodwill. As of September 30, 2010, the Successor’s goodwill of $763.8 million includes a $3.9 million decrease related to the final determination and allocation of deferred income tax balances during the third quarter in connection with the adoption of fresh-start reporting in the prior quarter.

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

	Predecessor	Plan of Reorganization Adjustments		Fresh-start Valuation Adjustments		Successor
		(in thousands)

ASSETS
Current assets
Cash and cash equivalents	$126,746	$(36,000	) a	$—		$90,746
Accounts receivable, net	144,734	285	b	93	f	145,112
Prepaid expenses and other current assets	19,341	5,313	c	3,289		27,943

Total current assets	290,821	(30,402)		3,382		263,801
Long-term assets
Property and equipment, net	197,365	—		5,606	f	202,971
FCC licenses	600,604	—		293,006	f	893,610
Goodwill	321,976	—		445,727	g	767,703	i
Customer and affiliate relationships, net	31,268	—		207,632	f	238,900
Other assets, net	19,917	—		34,147	f	54,064

Total assets	$1,461,951	$(30,402)		$989,500		$2,421,049

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable, accrued liabilities and other liabilities	$54,375	$14,007	c,d	$1,068	f	$69,450
Senior debt, current	—	7,625	d	—		7,625

Total current liabilities not subject to compromise	54,375	21,632		1,068		77,075
Long-term liabilities
Senior debt, less current portion	—	773,938	d	—	f	773,938
Other long-term liabilities, less current portion	2,718	55,113	d	5,120	f	62,951
Deferred income tax liabilities	185,913	1,224	d	61,511		248,648	i

Total liabilities not subject to compromise	243,006	851,907		67,699		1,162,612
Liabilities subject to compromise	2,270,288	(2,270,288	) d	—		—

Total liabilities	2,513,294	(1,418,381)		67,699		1,162,612
Commitments and contingencies
Stockholders’ equity (deficit)
Successor preferred stock	—	—		—		—
Successor class A common stock	—	3	e	—		3
Successor class B common stock	—	17	e	—		17
Successor equity held in reserve	—	14,305	e	—		14,305
Additional paid-in capital	2,448,187	903,730	e	(2,107,805	) h	1,244,112
Predecessor preferred stock	—	—		—		—
Predecessor common stock	2,942	(2,942	) e	—		—
Predecessor treasury stock	(344,376)	344,376	e	—		—
Retained earnings (accumulated deficit)	(3,158,096)	128,490	e	3,029,606	h	—

Total stockholders’ equity (deficit)	(1,051,343)	1,387,979		921,801		1,258,437

Total liabilities and stockholders’ equity (deficit)	$1,461,951	$(30,402)		$989,500		$2,421,049

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

a.	Amount represents the cash payment to be allocated to holders of general unsecured claims.
b.	Represents primarily the recognition of a note receivable related to amounts due from an employee for the remaining purchase price of shares of Predecessor common stock, which were canceled in connection with the Plan.
c.	Amount represents primarily restricted cash held in reserve and not yet disbursed to satisfy remaining allowed, disputed or unreconciled unsecured claims.
d.	Reflects the discharge of most of the Predecessor’s pre-petition liabilities in accordance with the Plan, including the reclassification of remaining liabilities that had been subject to compromise to the appropriate liability accounts, as well as additional liabilities incurred pursuant to the Plan, including the related income tax consequences. Pursuant to the Plan, the Company agreed to enter into a supplemental executive retirement plan (the “SERP”) effective as of the Effective Date (see Note 4).
e.	Reflects the issuance of new Successor common stock to pre-petition creditors, the cancellation of Predecessor common stock and treasury stock, the gain on extinguishment of pre-petition liabilities, the acceleration of non-cash compensation expense resulting from the cancellation of Predecessor stock options and restricted stock awards, and other costs incurred pursuant to the Plan. Certain amounts of Successor equity are held in reserve and have not yet been issued to satisfy remaining allowed, disputed or unreconciled unsecured claims.
f.	Reflects the revaluation of the carrying values of assets and liabilities to reflect estimated fair values, as well as the recognition of certain intangible assets and other liabilities, in accordance with fresh-start reporting.
g.	Reflects the elimination of historical goodwill of the Predecessor and the recording of goodwill for the amount of reorganization value in excess of the amount allocable to specifically identifiable assets and liabilities.
h.	Reflects the gain on revaluation of assets and liabilities and the elimination of the Predecessor’s historical accumulated deficit and other equity accounts, resulting in an adjustment to stockholder’s equity to arrive at the estimated reorganized equity value of the Successor.
i.	During the quarter ended September 30, 2010, goodwill decreased by $3.9 million from the Successor’s initial balance of goodwill of $767.7 million shown above. The $3.9 million decrease is related to the final determination and allocation of deferred income tax balances during the third quarter in connection with the adoption of fresh-start reporting in the prior quarter.

3. INTANGIBLE ASSETS

Successor

Indefinite-Lived Intangible Assets and Goodwill

Indefinite-lived intangible assets consist of FCC broadcast licenses and goodwill.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination. The Company established deferred tax liabilities for book and tax differences between assigned values and tax bases of the acquired assets, which resulted in the recognition of additional goodwill. Upon the application of fresh-start reporting, the Company recorded goodwill of $767.7 million, and the Predecessor’s goodwill of $322.0 million was eliminated. As of September 30, 2010, the Successor’s goodwill of $763.8 million includes a $3.9 million decrease related to the final determination and allocation of deferred income tax balances during the third quarter in connection with the adoption of fresh-start reporting in the prior quarter.

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

As of September 30, 2010, the Company concluded that there had been no conditions or events that would require an interim asset impairment analysis.

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

Approximately $18.8 million and $25.0 million of amortization expense was recognized on the intangible assets discussed above during the three and four months ended September 30, 2010, respectively.

Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated condensed balance sheets. As a result of fresh-start reporting, other intangible assets, including income contracts and favorable leases, were increased by $36.0 million to $36.7 million. The balance of other intangible assets as of September 30, 2010 was $33.4 million. These assets are generally being amortized over their estimated useful lives of approximately three to six years, and the amount of amortization expense for definite-lived intangible assets, excluding the customer and affiliate relationships discussed above, during the three and four months ended September 30, 2010 was $2.5 million and $3.4 million, respectively. The Company estimates the following amount of amortization expense over the next five years related to the total definite-lived intangible asset balance as of the Fresh-Start Date:

Amortization Expense
(in thousands)

2010	$49,695
2011	76,023
2012	62,836
2013	50,286
2014	22,439

$261,279

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Predecessor

Indefinite-Lived Intangible Assets and Goodwill

The radio marketplace continued to deteriorate during the first six months of 2009, and the Predecessor expected advertising revenue to continue to decline in comparison to the same periods in the prior year for the remainder of 2009. Radio market revenue estimates for future years had continued to decline at a rate greater than anticipated at December 31, 2008. In May 2009, the Predecessor engaged a financial advisor to assist in the evaluation of the Predecessor’s financial options, including a possible refinancing and restructuring of its capital structure. As a result of the continued deterioration in the radio marketplace during 2009 and the greater than anticipated decline in overall radio market revenue estimates for future years, as well as fair value indicators resulting from the Predecessor’s evaluation of its capital structure, the Predecessor conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying values of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values at that time. The material assumptions utilized in the Predecessor’s analyses as of June 30, 2009 included overall future market revenue growth rates for the residual year of approximately 1.5%, a weighted average cost of capital of 12.0% and estimated EBITDA multiples of approximately 5.0 times.

The Predecessor also recognized non-cash impairment and disposal charges of $10.0 million in the second quarter of 2009 in order to write down the FCC licenses of the stations in the Divestiture Trusts to their estimated fair value since these stations are more likely than not to be disposed.

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

Approximately $5.2 million of amortization expense was recognized on the intangible assets discussed above during the five months ended May 31, 2010 and approximately $3.6 million and $16.0 million was recognized during the three and nine months ended September 30, 2009, respectively. Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated condensed balance sheet, and the balance as of December 31, 2009 was $1.2 million. The amount of amortization expense for definite-lived intangible assets, excluding the customer and affiliate relationships discussed above, during the three and nine months ended September 30, 2009 was $0.2 million and $0.5 million, respectively.

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

As a result of applying fresh-start reporting, the Company also recognized certain unfavorable leases and contracts, which resulted from agreements with rates in excess of market value rates as of the Fresh-Start Date. These amounts are being amortized on a straight-line basis over the terms of the underlying contracts as a component of cost of revenues or selling, general and administrative expenses as appropriate. In addition, the Company’s liability under the SERP was initially recorded at its estimated fair value as of the Fresh-Start Date. Expense amounts related to the liability are being amortized over the applicable service period as a component of non-cash compensation expense and were $0.3 million and $0.4 million during the three and four months ended September 30, 2010, respectively.

5. SENIOR DEBT

Senior debt consists of the following:

	Successor	Predecessor
	September 30, 2010	December 31, 2009
	(in thousands)
Type of Borrowing
New term loan	$760,593	$—
Premium on new term loan	17,792	—
Tranche A term loans	—	526,176
Tranche B term loans	—	1,345,017
Revolving loans	—	135,747

	778,385	2,006,940
Interest rate swap	—	72,628
Facility fee	—	64,819

	778,385	2,144,387
Less current portion of senior debt	7,625	—

Total senior debt less current portion	$770,760	$2,144,387	a

a.	Classified as liability subject to compromise as of December 31, 2009. See Note 2.

Successor

On the Effective Date, approximately $2.1 billion of the debt outstanding under the Predecessor’s Senior Credit and Term Facility was converted into the New Term Loan, which is guaranteed by the Company’s operating subsidiaries. The initial principal amount of $762.5 million under the New Term Loan is payable in 20 consecutive quarterly installments of approximately $1.9 million, due on the last day of each fiscal quarter, which commenced on September 30, 2010, with the final maturity of $724.4 million on June 3, 2015.

The New Term Loan includes a letter of credit facility for previously outstanding letters of credit in the amount of approximately $3 million that is backed by cash collateral of the Company. This amount represents restricted cash, which is included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets.

A valuation premium of $19.1 million was estimated to record the New Term Loan at its estimated fair value upon issuance. This premium is being amortized as a reduction of interest expense, net, over the contractual term of the New Term Loan.

The New Term Loan contains covenants related to the satisfaction of financial ratios and compliance with financial tests. The consolidated total leverage ratio, as defined in the New Term Loan agreement, requires a maximum ratio as of each quarter end of 5.25 to 1.0 beginning with the quarter ended September 30, 2010. The requirement decreases periodically as follows: to 4.75 to 1.0 as of June 30, 2011, to 4.25 to 1.0 on September 30, 2011, to 3.75 to 1.0 on December 31, 2012, to 3.50 to 1.0 on December 31, 2013, and to 3.00 to 1.0 as of December 31, 2014.

The consolidated interest coverage ratio, as defined in the New Term Loan agreement, requires a minimum ratio as of the end of the quarter of 1.75 to 1.0 beginning with the quarter ended September 30, 2010. The minimum ratio adjusts periodically as follows: to 2.00 to 1.0 as of September 30, 2011, to 2.25 to 1.0 on December 31, 2012, to 2.50 to 1.0 on December 31, 2013, and to 3.00 to 1.0 as of December 31, 2014.

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

The Company was in compliance with its covenants under the New Term Loan as of September 30, 2010.

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

As of September 30, 2010, the interest rate on the outstanding balance under the New Term Loan was 11.0%.

The Company will be required to prepay the outstanding amount of the New Term Loan with 75% of excess cash flow (as defined in the New Term Loan agreement), less the amount of all voluntary prepayments made as described in the New Term Loan, subject to certain thresholds and exceptions. The Company is required to prepay the New Term Loan, subject to certain exceptions, with stipulated portions of net proceeds from the issuance of debt not otherwise permitted to be incurred under the New Term Loan, the issuance of capital stock (as defined in the New Term Loan agreement), and certain asset sales.

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

Pursuant to the terms of the Senior Credit and Term Facility and the resulting classification as a current liability beginning with the quarter ended March 31, 2009, the Predecessor had been amortizing the remaining amount of debt issuance costs over the 9.5 month period through January 15, 2010. However, the Predecessor ceased amortization of these assets as of December 19, 2009 since subsequent to the Petition Date, interest expense was only recognized to the extent it would be paid. During the three and nine months ended September 30, 2009, the amortization of these debt issuance costs was $13.6 million and $29.3 million, respectively. The Predecessor wrote off the remaining $4.0 million balance of deferred financing costs in the fourth quarter of 2009 since the amount of the allowed claim for the Predecessor’s senior debt was known as of December 31, 2009.

The Predecessor incurred $0.6 million in costs paid to third parties and wrote off $0.2 million in debt issuance costs in connection with the fourth amendment to the Senior Credit and Term Facility entered into on March 26, 2009 (the “Fourth Amendment”) during the nine months ended September 30, 2009.

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

Pursuant to the terms of a settlement agreement regarding previous litigation with certain of the holders of the Original Notes that was dismissed in 2008, the Predecessor issued $274.5 million aggregate principal amount of amended and restated convertible subordinated notes through an exchange offer and cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes. These amended and restated notes had increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes did not differ in any material respect from those of the Original Notes. Through September 30, 2009, the Predecessor had repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including $0.7 million repurchased during the nine months ended September 30, 2009, which resulted in a gain of approximately $0.4 million, net of transaction fees. The Amended Notes were scheduled to mature on February 15, 2011 and bore interest at a rate of 8.0% per annum during the year ended December 31, 2009.

The Predecessor ceased accruing interest on all unsecured debt subject to compromise, including the convertible subordinated notes, since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009. The balance of convertible subordinated notes was $48.3 million as of December 31, 2009, including $0.5 million of Original Notes, and this amount, along with unpaid interest of $1.3 million related to the convertible subordinated notes, was included in liabilities subject to compromise in the accompanying consolidated condensed balance sheets.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

At the time that the Predecessor issued the Amended Notes, the underlying terms contained contingent interest rate adjustments that could have caused interest to vary in future periods depending on the outstanding balance of Amended Notes. The estimated value of the contingent interest rate derivative instrument was measured at estimated fair value at each subsequent reporting date. As of September 30, 2009, no value was attributed to this derivative. The changes in fair value for the three and nine months ended September 30, 2009 represented gains of $0.2 million and $1.8 million, respectively, which are included in the accompanying consolidated condensed statement of operations as a component of interest expense, net.

The debt issuance costs and discount amounts corresponding to the convertible subordinated notes had been amortized over the remaining contractual term of the Amended Notes, which was accelerated pursuant to the terms of the convertible subordinated notes and the resulting classification as a current liability beginning with the quarter ended March 31, 2009. However, the Predecessor ceased amortization of these assets as of December 19, 2009 since subsequent to the Petition Date, interest expense was only recognized to the extent it would be paid. For the three and nine months ended September 30, 2009, the amortization of these debt issuance costs and discount amounts was $0.3 million and $0.6 million, respectively. The Predecessor wrote off the remaining balance of deferred financing costs and debt discount in the fourth quarter of 2009 since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009.

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

The interest rate swap fair value was derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates as compared to the Predecessor’s fixed rate applied to the hedged amount through the term of the agreement less adjustments for credit risk. As part of the fair value determination of the interest rate swap, the Predecessor evaluated its default risk and credit spread compared to the swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Predecessor’s nonperformance risk. Changes in the fair value of the interest rate swap liability during the three and nine months ended September 30, 2009 were expense of $3.5 million and a net gain of $18.1 million, respectively, including the impact of the credit default risk, and were recognized as a component of interest expense, net.

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

The Company is authorized to issue up to 100 million shares of class A common stock, of which approximately 6.9 million shares were issued and outstanding as of September 30, 2010. This includes approximately 3.7 million non-vested shares of class A common stock granted in August 2010 (the “August Grant”) by the Successor’s board of directors to certain employees and directors of the Successor under the Citadel Broadcasting Corporation 2010 Equity Incentive Plan (the “2010 EI Plan”). Subsequent to September 30, 2010, certain adjustments were made to the August Grant (see Notes 9 and 15). Each holder of class A common stock has unlimited voting rights and is entitled to one vote for each share and shall vote together as a single class with respect to matters submitted to a vote of the holders of common stock.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

The Company is authorized to issue up to 100 million shares of class B common stock, of which approximately 16.7 million shares were issued and outstanding as of September 30, 2010. Holders of class B common stock have certain limitations on their voting rights, but are entitled to vote on most material matters involving the Company, including material asset sales, business combinations or recapitalizations. Each holder of class B common stock is entitled to a separate class vote on any amendment or modification of any specific rights or obligations of the holders of class B common stock that does not similarly affect the rights or obligations of the holders of class A common stock. If certain specific actions are submitted to a vote of the holders of common stock, each share of class B common stock shall be entitled to vote with class A common stock, with each share of common stock having one vote and voting together as a single class. Each share of class B common stock may be converted into one share of class A common stock by the holder, provided that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC multiple ownership rules and regulations.

As of the Effective Date, the Company issued Special Warrants to purchase up to an aggregate of approximately 25.4 million shares of class B common stock to certain holders of senior claims and general unsecured claims, of which 25.3 million Special Warrants were outstanding as of September 30, 2010. The Special Warrants have a 20-year term and will expire on June 3, 2030. The conversion of the Special Warrants is subject to the Company’s compliance with applicable FCC regulations. Each Special Warrant to purchase class B common stock may be exercised prior to its expiration date at the minimal exercise price, which is the $0.001 per share par value of the class B common stock, provided that ownership of the Company by the holder does not cause the Company to violate applicable FCC rules and regulations surrounding foreign ownership of broadcasting licenses.

The Company is authorized to issue up to 50 million shares of preferred stock. No preferred shares were issued as of September 30, 2010.

The holders of shares of class A and B common stock, including holders under the 2010 EI Plan as more fully described at Note 9, as well as warrant holders, participate in any dividends ratably on a per share basis, provided that no such distribution shall be made to holders of Special Warrants, class A common stock and class B common stock if (i) an FCC ruling, regulation or policy prohibits such distribution to holders of warrants or (ii) the Company’s FCC counsel opines that such distribution is reasonably likely to cause (a) the Company to violate any applicable FCC rules or regulations or (b) any such holder of Special Warrants to be deemed to hold an attributable interest in the Company.

Equity Held in Reserve

Holders of unsecured claims, including the secured lenders’ deficiency claim in the stipulated amount of $267.2 million and the claims of the Predecessor’s convertible subordinated noteholders, received a pro rata share of (i) 10% of Successor equity (subject to dilution for distributions of equity under the Successor’s equity incentive program) and (ii) $36.0 million in cash. Once the allowed amount of an unsecured claim is determined through settlement or by Bankruptcy Court order, the claimant is entitled to a distribution as provided for by the Plan. As of September 30, 2010, 4.1 million units of equity and $32.1 million in cash had been distributed to holders of allowed unsecured claims that totaled $319.3 million; and approximately 498,000 units of Successor equity and $3.9 million of cash were held in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims. The Successor equity held in reserve to be disbursed on account of unsecured claims is separately identified in the accompanying consolidated condensed balance sheet as of September 30, 2010. If sufficient excess shares of equity and cash remain in reserve after resolution of all disputed unsecured claims, such shares and cash will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares and cash they received pursuant to the Plan.

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

9. STOCK-BASED COMPENSATION

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

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

Successor

The Company adopted the 2010 EI Plan via approval of the Bankruptcy Court, effective as of June 3, 2010, which was amended on June 9, 2010. The 2010 EI Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock and other stock awards (collectively, the “Awards”). Holders of these Awards are generally entitled to receive dividends that may be paid by the Company on shares of its common stock; however any such dividends will not be paid until the underlying Award vests.

The aggregate number of shares of common stock available for delivery pursuant to Awards granted under the 2010 EI Plan is 10,000,000 shares, which may be either shares of the Company’s common stock or Special Warrants. To the extent shares subject to an Award are not issued or delivered by reason of (i) the expiration, cancellation, forfeiture or other termination of an Award, (ii) the withholding of such shares in satisfaction of applicable taxes or (iii) the settlement of all or a portion of an Award in cash, then such shares will again be available for issuance under the 2010 EI Plan. The aggregate number of shares available for issuance under the 2010 EI Plan is subject to adjustment in connection with certain types of corporate events, including, but not limited to, a recapitalization, extraordinary dividend, stock split, spin-off or merger. As of September 30, 2010, the total number of shares that remain authorized, reserved, and available for issuance under the 2010 EI Plan was 6.3 million.

In August 2010, the Successor’s board of directors approved a grant to employees of the Successor under the 2010 EI Plan, which increased non-cash compensation expense as further explained below. The August Grant of approximately 3.7 million non-vested shares of class A common stock, representing approximately 7.5% of the total outstanding common stock and Special Warrants on a fully diluted basis as of the Effective Date, will vest in two equal annual installments. The fair value of the grant will be recognized as non-cash compensation of the Successor over the vesting period based upon the trading price of the shares at the date granted to employees.

Total stock-based compensation expense for each of the three and four months ended September 30, 2010 was $5.7 million, on a pre-tax basis, and is considered non-cash compensation expense. The Company has estimated that $3.4 million of this stock-based compensation will be nondeductible per Internal Revenue Code Section 162(m). The associated tax benefit for each of the three and four months ended September 30, 2010, including the effect of nondeductible compensation, was $0.9 million.

As of September 30, 2010, unrecognized pre-tax stock-based compensation expense was approximately $71.7 million and is expected to be recognized over a period of approximately two years.

Subsequent to September 30, 2010, certain adjustments were made to the August Grant (see Notes 8 and 15).

Activity related to shares of nonvested stock is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Class A Common Stock Awards
Nonvested awards at June 1, 2010	—	$—
Granted	3,735	23.00
Awards vested	—	—
Forfeited	—	—

Nonvested awards at September 30, 2010	3,735	$23.00

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Predecessor

Nonvested shares of the Predecessor’s common stock and stock options to purchase shares of the Predecessor’s common stock were generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan (the “2002 Stock Option and Award Plan”). However, pursuant to the Plan, the 2002 Stock Option and Award Plan was terminated as of the Effective Date and all share-based payments previously granted thereunder were canceled as of the Effective Date. The Predecessor issued no share-based payments during the five months ended May 31, 2010. As of May 31, 2010, approximately 7.5 million stock options and 1.4 million nonvested shares were outstanding.

10. INCOME TAXES

For the three and four months ended September 30, 2010, the Company’s effective tax rates were 73.4% and 68.2%, respectively. The effective rate for the three and four months ended September 30, 2010 differs from the federal tax rate of 35% primarily due to non-deductible compensation, state income taxes, net of federal benefit and other permanent differences. The Company’s effective rate for the five months ended May 31, 2010 was 0.5%. The effective rate for the five months ended May 31, 2010 differs from the federal tax rate of 35% primarily due to reorganization benefits related to the application of fresh-start reporting for which no income tax expense was recognized and changes in the Company’s valuation allowance.

For the three and nine months ended September 30, 2009, the Predecessor’s effective tax rate was 20.3% and 23.0%, respectively. The effective rates differed from the federal tax rate of 35% primarily due to changes in the Predecessor’s valuation allowance and the $985.7 million asset impairment charge recognized by the Predecessor.

11. EARNINGS PER SHARE

Successor

The Company presents basic and diluted earnings per share in its consolidated condensed statement of operations. Basic earnings per share excludes dilution and is computed for all periods presented by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year.

Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares. Antidilutive instruments are not considered in this calculation.

Basic earnings per share for the three and four months ended September 30, 2010 includes the total amount of class A common stock, class B common stock and Special Warrants outstanding or held in reserve to be issued, as well as approximately 3.7 million nonvested shares of class A common stock issued to employees of the Successor since the date on which the shares were granted. The components of the Successor’s equity are treated equally for accounting purposes, and the distinctions relate to certain voting restrictions and conversion mechanisms in order to allow the Company to comply with applicable FCC rules and regulations. There were no diluted shares outstanding for either of the three or four months ended September 30, 2010.

Predecessor

The diluted shares outstanding for the five months ended May 31, 2010 include approximately 1.9 million shares of common stock of the Predecessor related to the conversion of the Predecessor’s convertible subordinated notes. While operating under chapter 11 of the Bankruptcy Code, the Predecessor was prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. Therefore, for the five months ended May 31, 2010, there was no related interest expense to consider in the calculation of the Predecessor’s diluted shares. Potentially dilutive equivalent shares related to the conversion of the Predecessor’s convertible subordinated notes into 1.9 million shares of common stock of the Predecessor for each of the three and nine months ended September 30, 2009, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive. There were no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the five months ended May 31, 2010 or the three and nine months ended September 30, 2009.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As of September 30, 2010 and 2009, all of the Company’s financial instruments were classified as level 3 except for its cash equivalents, which are classified as level 1.

The following table presents the changes in level 3 instruments measured on a recurring basis for the nine months ended September 30, 2009 and 2010:

	January 1, 2009	Net realized/ unrealized gains included in earnings (a)	September 30, 2009
	(in thousands)
Financial Liabilities:
Contingent interest derivative	1,770	(1,770)	—
Interest rate swap	82,355	(18,078)	64,277

Total liabilities	$84,125	$(19,848)	$64,277

(a)	Earnings impact is included in the interest expense, net caption of the accompanying consolidated condensed statement of operations of the Predecessor.

	Predecessor		Successor
	January 1, 2010	Additions (a)	Expense items recognized	September 30, 2010
	(in thousands)
Financial Liabilities:
SERP liability	$—	$10,510	$552	$11,062

(a)	The initial establishment of the Company’s liability under the SERP was valued at $10.5 million and is included in reorganization items, net in the accompanying consolidated condensed statement of operations of the Predecessor.

The following summary presents a description of the methodologies and assumptions used to determine the estimated fair values for the Company’s significant financial instruments.

Cash Equivalents: As of September 30, 2010, cash equivalents represent amounts held in a mutual fund that invests in short-term United States Treasury funds or other short-term instruments backed by the United States government. Due to the short-term nature of these investments, the carrying value is assumed to approximate fair value.

Accounts Receivable, Accounts Payable and Accrued Liabilities: The carrying amount is assumed to be the fair value because of the liquidity or short-term maturity of these instruments.

Senior Debt: The Company’s New Term Loan was adjusted to its estimated fair value as of the date of issuance (see Note 2). Based on available evidence, including certain trading prices, the estimated fair value of the New Term Loan as of September 30, 2010 was $805.8 million compared to its carrying value of $778.4 million, which includes the unamortized balance of the valuation premium adjustment recorded upon issuance. Based on evidence available as of that date, including average trading prices, the estimated fair value of the Predecessor’s Senior Credit and Term Facility at December 31, 2009 was $1,586.8 million compared to the Predecessor’s carrying value of $2,144.4 million at December 31, 2009.

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

Other Long-Term Liabilities, including the SERP: The Company’s liability under the SERP was initially recorded at its estimated fair value as of the Fresh-Start Date. The terms of the Company’s other long-term liabilities approximate the terms in the marketplace. Therefore, the fair value approximates the carrying value of these financial instruments.

13. REPORTABLE SEGMENTS

The Company operates two reportable segments, Radio Markets and Radio Network, as there is discrete financial information available for each segment and the segment operating results are reviewed by the chief operating decision maker. The Radio Markets’ revenue is primarily derived from the sale of broadcasting time to local, regional and national advertisers. Revenue for the Radio Network is generated primarily through national advertising. The Company presents segment operating income (“SOI”), which is not calculated according to accounting principles generally accepted in the United States of America, as the primary measure of profit and loss for its operating segments. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, asset impairment and disposal charges, non-cash compensation, corporate general and administrative expenses, and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

Three Month Periods

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
	(in thousands)
Net revenue:
Radio Markets	$161,518	$155,788
Radio Network	28,329	29,364

Segment revenue	$189,847	$185,152

Intersegment revenue:
Radio Markets	$(1,243)	$(1,342)
Radio Network	—	—

Total intersegment revenue	$(1,243)	$(1,342)

Net revenue	$188,604	$183,810

SOI:
Radio Markets	$67,249	$58,229
Radio Network	3,626	(496)

Total SOI	70,875	57,733
Corporate general and administrative	(9,373)	(5,156)
Local marketing agreement fees	(175)	(259)
Non-cash compensation expense	(1,326)	(1,481)
Depreciation and amortization	(24,861)	(7,554)
Other, net	(1,183)	(5,314)

Operating income (loss)	33,957	37,969

Interest expense, net	20,546	64,583
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	—	37

Income (loss) before income taxes	13,411	(26,651)

Income tax expense (benefit)	9,846	(5,400)

Net income (loss)	$3,565	$(21,251)

Segment local marketing agreement fees:
Radio Markets	$175	$259
Radio Network	—	—

Total segment local marketing agreement fees	$175	$259

Segment non-cash compensation expense:
Radio Markets	$1,176	$1,104
Radio Network	150	377

Total segment non-cash compensation expense	$1,326	$1,481

Segment depreciation and amortization:
Radio Markets	$21,537	$5,585
Radio Network	3,324	1,969

Total segment depreciation and amortization	$24,861	$7,554

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

Nine Month Periods

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009
	(in thousands)
Net revenue:
Radio Markets	$217,048	$247,112	$442,877
Radio Network	37,246	50,324	91,302

Segment revenue	$254,294	$297,436	$534,179

Intersegment revenue:
Radio Markets	$(1,663)	$(2,012)	$(3,417)
Radio Network	—	—	—

Total intersegment revenue	$(1,663)	$(2,012)	$(3,417)

Net revenue	$252,631	$295,424	$530,762

SOI:
Radio Markets	$91,745	$94,023	$155,425
Radio Network	4,611	8,027	(2,367)

Total SOI	96,356	102,050	153,058
Corporate general and administrative	(11,165)	(8,929)	(20,164)
Local marketing agreement fees	(275)	(455)	(770)
Asset impairment and disposal charges	—	—	(985,653)
Non-cash compensation expense	(1,326)	(1,311)	(4,007)
Depreciation and amortization	(33,453)	(11,365)	(28,025)
Other, net	(2,196)	(854)	(6,311)

Operating income (loss)	47,941	79,136	(891,872)

Reorganization items, net	—	(1,014,077)	—
Interest expense, net	26,860	17,771	128,020
Gain on extinguishment of debt	—	—	(428)
Write-off of deferred financing costs and debt discount uponextinguishment of debt	—	—	814

Income (loss) before income taxes	21,081	1,075,442	(1,020,278)

Income tax expense (benefit)	14,387	5,737	(235,065)

Net income (loss)	$6,694	$1,069,705	$(785,213)

Asset impairment and disposal charges
Radio Markets	$—	$—	$912,577
Radio Network	—	—	73,076

Total asset impairment and disposal charges	$—	$—	$985,653

Segment local marketing agreement fees:
Radio Markets	$275	$455	$770
Radio Network	—	—	—

Total segment local marketing agreement fees	$275	$455	$770

Segment non-cash compensation expense:
Radio Markets	$1,176	$1,143	$2,959
Radio Network	150	168	1,048

Total segment non-cash compensation expense	$1,326	$1,311	$4,007

Segment depreciation and amortization:
Radio Markets	$29,017	$8,370	$16,802
Radio Network	4,436	2,995	11,223

Total segment depreciation and amortization	$33,453	$11,365	$28,025

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements—(Continued)

(unaudited)

	Successor	Predecessor
	September 30, 2010	December 31, 2009
	(in thousands)
Identifiable assets:
Radio Markets, exclusive of goodwill shown separately below	$1,427,747	$964,580
Goodwill	719,229	292,563

Total Radio Markets identifiable assets	$2,146,976	$1,257,143

Radio Network, exclusive of goodwill shown separately below	$113,093	$77,435
Goodwill	44,620	29,413

Total Radio Network identifiable assets	$157,713	$106,848

Corporate and other identifiable assets	$115,799	$53,998

Total assets	$2,420,488	$1,417,989

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

15. SUBSEQUENT EVENT

        In October 2010, R2 Investment, LDC (“R2”), a shareholder of the Company, filed a motion in the Bankruptcy Court requesting the Company be directed to revoke awards of restricted common stock granted to certain members of the Company’s senior management and its board of directors and instead issue stock options, as R2 contends was required by the Plan. In early November 2010, certain members of the Company’s senior management and its board of directors elected to voluntarily forfeit approximately 2.5 million shares of restricted stock that were granted in August 2010. Based upon (i) the relinquishment of the restricted stock by the named executive officers and its board of directors and (ii) the Company’s intent to replace the forfeited shares with approximately 3.3 million stock options (representing approximately 7.5% of the equity of the reorganized debtors as of the Effective Date), the terms of which shall be governed by the Plan, R2 withdrew its motion without prejudice. The forfeiture of restricted stock and subsequent issuance of stock options to these individuals is expected to be accounted for as a modification of the original award. For more information see Notes 8 and 9.

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

In accordance with the Plan, approximately $2.1 billion of the debt outstanding under the Predecessor’s Senior Credit and Term Facility was converted into a new term loan dated as of June 3, 2010 among the Company, the several lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (the “New Term Loan”) in the initial principal amount of $762.5 million, with a 5-year term.

The Company is the third largest radio broadcasting company in the United States based on net broadcasting revenue. The Company owns and operates radio stations and holds FCC licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. In addition to owning and operating radio stations, we also own and operate Citadel Media (the “Radio Network”), which produces and distributes a variety of news and news/talk radio programming and formats. The Radio Network is a leading radio network and syndicator with approximately 4,000 station affiliates and 8,000 program affiliations and is a separate reportable segment. Our top 25 markets accounted for 78% and 79% of the Radio Markets segment revenue for the three months ended September 30, 2010 and 2009, respectively, and 78% of such revenue for each of the nine months ended September 30, 2010 and 2009. The Radio Markets segment and the Radio Network segment contributed 85% and 15%, respectively, of our consolidated net revenues for the quarter ended September 30, 2010 and 84% and 16%, respectively, for the quarter ended September 30, 2009. The Radio Markets segment and the Radio Network segment contributed 84% and 16%, respectively, of our consolidated net revenues for the nine months ended September 30, 2010 and 83% and 17%, respectively, for the nine months ended September 30, 2009.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. For each of the three and nine months ended September 30, 2010 and 2009, approximately 21% and 79% of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising and national advertising, respectively. The major categories of our Radio Markets’ advertisers include automotive companies, fast food chains, entertainment companies, medical companies, banks, and retail and grocery merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

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

The Predecessor conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009. This interim impairment test resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying values of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values at that time. The material assumptions utilized in the Predecessor’s analyses as of June 30, 2009 included overall future market revenue growth rates for the residual year of approximately 1.5%, a weighted average cost of capital of 12.0% and estimated EBITDA multiples of approximately 5.0 times.

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

As of September 30, 2010, we concluded that there had been no conditions or events that would require an interim asset impairment analysis. If market conditions and operational performance of our reporting units were to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our intangible assets below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

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

Management’s discussion and analysis of the results of operations and of liquidity compare the quarter and nine months ended September 30, 2010 to the quarter and nine months ended September 30, 2009. Presentation of the combined financial information of the Predecessor and Successor for the three and nine months ended September 30, 2010 is not in accordance with accounting principles generally accepted in the United States of America. However, we believe that for purposes of discussion and analysis in this Form 10-Q, the combined financial results are useful for management and investors to assess the Company’s ongoing financial and operational performance and trends.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Revenue

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Three Month $ Change
		(Amounts in millions)
Net revenue:
Local	$127.3	$122.9	$4.4
National	61.3	60.9	0.4

Net revenue	$188.6	$183.8	$4.8

Net revenue for the three months ended September 30, 2010 increased by approximately $4.8 million, or 2.6%, from approximately $183.8 million during the three months ended September 30, 2009 to approximately $188.6 million. This increase was due to higher revenue of $5.7 million from our Radio Markets, which was slightly offset by a decrease of $1.1 million from the Radio Network. The increase in revenue at our Radio Markets segment is primarily due to increases in both national and local advertising. Both the larger metropolitan markets as well as the medium to small metropolitan markets showed overall growth.

Cost of Revenue

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Three Month $ Change
		(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$70.0	$76.4	$(6.4)

Cost of revenue decreased approximately $6.4 million, or 8.4%, to $70.0 million for the three months ended September 30, 2010 as compared to $76.4 million for the three months ended September 30, 2009. This decrease is primarily attributable to reductions in programming costs at both the Radio Markets and the Radio Network, including reductions in compensation costs.

We expect to recognize approximately $0.6 million of non-cash compensation expense in the fourth quarter of 2010 related to the nonvested shares of class A common stock issued in August 2010. See Part I, Item 1. “Financial Statements (Unaudited)” Note 9.

Selling, General and Administrative

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Three Month $ Change
		(Amounts in millions)
Selling, general and administrative expenses	$49.0	$51.2	$(2.2)

Selling, general and administrative expenses for the three months ended September 30, 2010 decreased approximately $2.2 million, or 4.3%, to $49.0 million from $51.2 million for the three months ended September 30, 2009. This decrease was primarily attributed to reductions in selling related costs at the Radio Markets and reductions in compensation costs and administrative expenses at the Radio Network.

We expect to recognize approximately $2.2 million of non-cash compensation expense in the fourth quarter of 2010 related to the nonvested shares of class A common stock issued in August 2010. See Part I, Item 1. “Financial Statements (Unaudited)” Note 9.

Corporate General and Administrative Expenses

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Three Month $ Change
		(Amounts in millions)
Corporate general and administrative expenses	$9.4	$5.2	$4.2

Corporate general and administrative expenses increased $4.2 million, or 80.8%, from $5.2 million during the three months ended September 30, 2009 to $9.4 million for the three months ended September 30, 2010. The increase in corporate general and administrative expense is primarily the result of an increase in non-cash compensation of approximately $4.1 million related to the issuance of nonvested shares of the Company’s class A common stock in August 2010.

Excluding non-cash compensation, corporate general and administrative expenses for the three months ended September 30, 2010 remained consistent with the prior year quarter.

We expect to recognize approximately $9.5 million of non-cash compensation expense in the fourth quarter of 2010 related to the nonvested shares of class A common stock issued in August 2010. In early November 2010, certain members of our senior management and our board of directors elected to voluntarily forfeit approximately 2.5 million shares of restricted stock previously granted by the Company. The Company intends to replace these forfeited restricted shares with approximately 3.3 million stock options (representing approximately 7.5% of the equity of the reorganized debtors as of the Effective Date), the terms of which shall be governed by the Plan. The forfeiture of restricted stock and subsequent issuance of stock options to these individuals is expected to be accounted for as a modification of the original award, and the Company expects the non-cash compensation expense in future periods to approximate the amounts associated with the original grant. While the income tax implications have not been finalized, the modification will likely impact the fourth quarter effective tax rate. See discussion at Part I, Item 1. “Financial Statements (Unaudited)” Notes 8, 9 and 15.

Depreciation and Amortization

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Three Month $ Change
		(Amounts in millions)
Depreciation and amortization:
Depreciation	$3.6	$3.8	$(0.2)
Amortization	21.3	3.7	17.6

Total depreciation and amortization	$24.9	$7.5	$17.4

Depreciation and amortization expense was $24.9 million during the three months ended September 30, 2010, compared to $7.5 million for the three months ended September 30, 2009, an increase of $17.4 million, or 232.0%. This increase in depreciation and amortization expense is attributable to a $17.6 million increase in amortization expense due mainly to the increase in fair value of the Successor’s customer relationships at the Radio Markets as of the Fresh-Start Date.

As a result of the application of fresh-start reporting, we increased the carrying values of definite-lived intangible assets by $243.6 million. Accordingly, we expect to recognize approximately $20 million of amortization expense in the fourth quarter of 2010 related to these definite-lived intangible assets.

Other, Net

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Three Month $ Change
		(Amounts in millions)
Other, net	$1.2	$5.3	$(4.1)

For the three months ended September 30, 2010, other, net of approximately $1.2 million is comprised of bankruptcy-related expenses incurred by the Successor. For the three months ended September 30, 2009, other, net of approximately $5.3 million represents pre-petition restructuring-related costs for financial advisory services and legal expenditures incurred by the Predecessor.

Operating Income

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Three Month $ Change
		(Amounts in millions)
Operating income	$34.0	$38.0	$(4.0)

Operating income decreased by approximately $4.0 million, from an operating income of $38.0 million for the third quarter of 2009 to operating income of $34.0 million for the third quarter of 2010. The decrease in operating income is primarily the result of an increase in depreciation and amortization expense of $17.4 million, partially offset by an increase in net revenue of $4.8 million and a decrease in operating expenses, exclusive of depreciation and amortization, of $8.6 million.

Interest Expense, Net

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Three Month $ Change
		(Amounts in millions)
Interest expense, net	$20.5	$64.6	$(44.1)

Net interest expense decreased to $20.5 million for the three months ended September 30, 2010 from $64.6 million for the three months ended September 30, 2009, a decrease of $44.1 million, due to the restructuring of the Predecessor’s debt pursuant to the Plan.

During the three months ended September 30, 2010, interest expense was incurred on the balance of the New Term Loan at 11.0%.

During the 2009 third quarter, the Predecessor incurred interest both on its Senior Credit and Term Facility at an average rate of approximately 2.2% and in the amount of $12.0 million related to its interest rate swap. In addition, included in net interest expense for the three months ended September 30, 2009 are $22.8 million in facility fees incurred at an annual rate of 4.50% on the Predecessor’s Tranche A Term Loans and revolving loans and 4.25% on the Tranche B Term Loans, amortization of debt issuance costs and debt discount of $13.8 million and a loss of $3.5 million resulting from an increase in the fair value of the Predecessor’s interest rate swap liability.

Income Taxes

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Three Month $ Change
		(Amounts in millions)
Income tax expense (benefit)	$9.8	$(5.4)	$15.2

For the quarter ended September 30, 2010, the Company recognized income tax expense of $9.8 million based on income before income taxes of $13.4 million, or an effective tax rate of 73.4%. This effective rate differs from the federal tax rate of 35% primarily due to non-deductible compensation, state income taxes, net of federal benefit and other permanent differences.

For the quarter ended September 30, 2009, the Predecessor recognized income tax benefit of $5.4 million based on a loss before income taxes of $26.7 million, or an effective tax rate of 20.3%. This effective rate differs from the federal tax rate of 35% primarily due to changes in the Predecessor’s valuation allowance and the $985.7 million asset impairment charge recognized by the Predecessor.

Net Income (Loss)

Net income improved to $3.6 million for the three months ended September 30, 2010, or $0.08 per basic and diluted share, compared to a net loss of $21.3 million, or $(0.08) per basic and diluted share, for the quarter ended September 30, 2009 as a result of the factors described above.

Basic earnings per share includes the total amount of class A common stock, class B common stock and Special Warrants outstanding or held in reserve to be issued, as well as approximately 3.7 million nonvested shares of class A common stock issued to employees of the Successor since the date of grant. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares. There were no diluted shares outstanding for the three months ended September 30, 2010.

For the three months ended September 30, 2009, there were no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock of the Predecessor. Potentially dilutive equivalent shares related to the conversion of the Predecessor’s convertible subordinated notes, along with the related interest expense impact, net of tax, into 1.9 million shares of the Predecessor’s common stock were excluded form the computation of diluted weighted average shares outstanding as their effect was antidilutive.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net Revenue

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009	Nine Month $ Change
		(Amounts in millions)
Net revenue:
Local	$169.5	$194.2	$351.7	$12.0
National	83.1	101.2	179.1	5.2

Net revenue	$252.6	$295.4	$530.8	$17.2

Net revenue for the nine months ended September 30, 2010 increased by approximately $17.2 million, or 3.2%, from approximately $530.8 million during the nine months ended September 30, 2009 to approximately $548.0 million. This increase was due to higher revenue of $21.2 million from our Radio Markets, which was slightly offset by a decrease of $3.8 million from the Radio Network. The increase in revenue at our Radio Markets segment is primarily due to increases in both national and local advertising. Generally, our stations in larger metropolitan markets performed better than our stations in the medium to small metropolitan markets.

Cost of Revenue

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009	Nine Month $ Change
		(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$92.7	$116.1	$229.5	$(20.7)

Cost of revenue decreased approximately $20.7 million, or 9.0%, to $208.8 million for the nine months ended September 30, 2010 as compared to $229.5 million for the nine months ended September 30, 2009. This decrease is primarily attributable to reductions in programming costs at both the Radio Markets and the Radio Network, including reductions in compensation expense, in addition to a reduction in compensation paid to affiliates at the Radio Network.

We expect to recognize approximately $0.6 million of non-cash compensation expense in the fourth quarter of 2010 related to the nonvested shares of class A common stock issued in August 2010. See Part I, Item 1. “Financial Statements (Unaudited)” Note 9.

Selling, General and Administrative

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009	Nine Month $ Change
		(Amounts in millions)
Selling, general and administrative expenses	$64.9	$78.6	$152.2	$(8.7)

Selling, general and administrative expenses for the nine months ended September 30, 2010 decreased approximately $8.7 million, or 5.7%, to $143.5 million from $152.2 million for the nine months ended September 30, 2009. This decrease was primarily attributed to reductions in selling-related costs at the Radio Markets and reductions in compensation costs at the Radio Network.

We expect to recognize approximately $2.2 million of non-cash compensation expense in the fourth quarter of 2010 related to the nonvested shares of class A common stock issued in August 2010. See Part I, Item 1. “Financial Statements (Unaudited)” Note 9.

Corporate General and Administrative Expenses

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009	Nine Month $ Change
		(Amounts in millions)
Corporate general and administrative expenses	$11.2	$8.9	$20.2	$(0.1)

Corporate general and administrative expenses decreased $0.1 million, or 0.5%, from $20.2 million during the nine months ended September 30, 2009 to $20.1 million for the nine months ended September 30, 2010.

Non-cash compensation of approximately $5.0 million for the nine months ended September 30, 2010 is primarily related to the issuance of nonvested shares of the Company’s class A common stock in August 2010. Non-cash compensation of approximately $4.9 million for the nine months ended September 30, 2009 was primarily due to the recognition of $3.6 million in compensation expense related to the Predecessor’s chief executive officer voluntarily cancelling both (i) the 2,000,000 shares of restricted stock with both performance-based and time-based vesting conditions and (ii) the 2,000,000 shares of restricted stock with solely time-based vesting conditions on April 1, 2009. Excluding non-cash compensation, corporate general and administrative expenses remained consistent with the prior year period.

We expect to recognize approximately $9.5 million of non-cash compensation expense in the fourth quarter of 2010 related to the nonvested shares of class A common stock issued in August 2010. In early November 2010, certain members of our senior management and our board of directors elected to voluntarily forfeit approximately 2.5 million shares of restricted stock previously granted by the Company. The Company intends to replace these forfeited restricted shares with approximately 3.3 million stock options (representing approximately 7.5% of the equity of the reorganized debtors as of the Effective Date), the terms of which shall be governed by the Plan. The forfeiture of restricted stock and subsequent issuance of stock options to these individuals is expected to be accounted for as a modification of the original award, and the Company expects the non-cash compensation expense in future periods to approximate the amounts associated with the original grant. While the income tax implications have not been finalized, the modification will likely impact the fourth quarter effective tax rate. See discussion at Part I, Item 1. “Financial Statements (Unaudited)” Notes 8, 9 and 15.

Asset Impairment and Disposal Charges

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009	Nine Month $ Change
		(Amounts in millions)
Asset impairment and disposal charges	$—	$—	$985.7	$(985.7)

The radio marketplace continued to deteriorate during the first six months of 2009, and the Predecessor expected advertising revenue to continue to decline in comparison to the same periods in the prior year for the remainder of 2009. Radio market revenue estimates for future years had continued to decline at a rate greater than anticipated at December 31, 2008. In May 2009, the Predecessor engaged a financial advisor to assist in the evaluation of the Predecessor’s financial options, including a possible refinancing and restructuring of its capital structure. As a result of the continued deterioration in the radio marketplace during 2009 and the greater than anticipated decline in overall radio market revenue estimates for future years, as well as fair value indicators resulting from the Predecessor’s evaluation of its capital structure, the Predecessor conducted an interim impairment test for its Radio Markets and Radio Network as of June 30, 2009 that resulted in a non-cash impairment charge of approximately $933.1 million to reduce the carrying value of FCC licenses and goodwill by $762.3 million and $170.8 million, respectively, to their estimated fair values at that time. The Predecessor also recognized non-cash impairment and disposal charges of $10.0 million during the nine-month period ended September 30, 2009 in order to write down the FCC licenses of the stations in the Divestiture Trusts to their estimated fair value at that time since these stations are more likely than not to be disposed, as well as approximately $17.2 million and $25.4 million to reduce the carrying value of definite-lived customer relationships and affiliate relationships at the Radio Network to their estimated fair values at that time. The material assumptions utilized in the Predecessor’s analyses as of June 30, 2009 included overall future market revenue growth rates for the residual year of approximately 1.5%, a weighted average cost of capital of 12.0% and estimated EBITDA multiples of approximately 5.0 times.

There was no similar asset impairment or disposal charge during the nine months ended September 30, 2010.

Depreciation and Amortization

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009	Nine Month $ Change
		(Amounts in millions)
Depreciation and amortization:
Depreciation	$5.0	$6.1	$11.5	$(0.4)
Amortization	28.4	5.2	16.5	17.1

Total depreciation and amortization	$33.4	$11.3	$28.0	$16.7

Depreciation and amortization expense was $44.7 million during the nine months ended September 30, 2010, compared to $28.0 million for the nine months ended September 30, 2009, an increase of $16.7 million, or 59.6%.This increase depreciation and amortization expense is attributable to a $17.1 million increase in amortization expense due mainly to the increase in fair value of the Successor’s customer relationships at the Radio Markets as of the Fresh-Start Date.

As a result of the application of fresh-start reporting, we increased the carrying values of definite-lived intangible assets by $243.6 million. Accordingly, we expect to recognize approximately $20 million of amortization expense in the fourth quarter of 2010 related to these definite-lived intangible assets.

Other, Net

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009	Nine Month $ Change
		(Amounts in millions)
Other, net	$2.2	$0.9	$6.3	$(3.2)

For the nine months ended September 30, 2010, other, net of approximately $3.1 million includes approximately $2.2 million of bankruptcy-related expenses incurred by the Successor. For the nine months ended September 30, 2009, other, net of approximately $6.3 million includes $6.1 million of pre-petition restructuring-related costs for financial advisory services and legal expenditures incurred by the Predecessor.

Operating Income

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009	Nine Month $ Change
		(Amounts in millions)
Operating income (loss)	$47.9	$79.1	$(891.9)	$1,018.9

Operating income improved approximately $1,018.9 million from an operating loss of $891.9 million for the nine months ended September 30, 2009 to operating income of $127.0 million for the corresponding 2010 period. The nine months ended September 30, 2009 reflected asset impairment charges of approximately $985.7 million. Excluding the non-cash asset impairment charges, the increase in operating income of approximately $33.2 million is primarily the result of higher revenue of $17.2 million in addition to lower station and network operating expenses of approximately $32.7 million offset by an increase in depreciation and amortization expense of $16.7 million.

Reorganization Items, net

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009	Nine Month $ Change

		(Amounts in millions)
Reorganization items, net	$—	$(1,014.1)	$—	$(1,014.1)

Reorganization activity associated with the Predecessor’s bankruptcy filing in December of 2009 resulted in a net gain of $1,014.1 million for the nine months ended September 30, 2010. This amount represents gains of $921.8 million and $139.8 million due to the revaluation of assets and liabilities and the extinguishment of liabilities, respectively, which are both related to our emergence from bankruptcy, partially offset by $42.2 million in professional fees paid for legal, consulting, and other Plan-related costs and services and $5.3 million to adjust the liability related to rejected executory contracts to their estimated allowed claim amounts. The Predecessor incurred no similar costs during the same period in 2009. Beginning on the Fresh-Start Date, continuing expenses related to the remaining bankruptcy matters are recorded in other, net in the Successor’s accompanying statement of operations.

Interest Expense, Net

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009	Nine Month $ Change

		(Amounts in millions)
Interest expense, net	$26.9	$17.8	$128.0	$(83.3)

Net interest expense decreased to $44.7 million for the nine months ended September 30, 2010 from $128.0 million for the nine months ended September 30, 2009, a decrease of $83.3 million, due to the restructuring of the Predecessor’s debt pursuant to the Plan.

During the four months from the Fresh-Start Date through September 30, 2010, interest expense was incurred on the balance of the New Term Loan at 11.0%. For the period from January 1, 2010 through May 31, 2010, interest expense was incurred on the $2.1 billion outstanding under the Predecessor’s Senior Credit and Term Facility at a rate of approximately 2.0%.

During the nine months ended September 30, 2009, the Predecessor incurred interest both on its Senior Credit and Term Facility at rates ranging from approximately 1.8% to 3.0% and in the amount of $32.5 million related to its interest rate swap. In addition, included in net interest expense for the nine months ended September 30, 2009 are $45.6 million in facility fees incurred at an annual rate of 4.50% on the Predecessor’s Tranche A Term Loans and revolving loans and 4.25% on the Tranche B Term Loans and amortization of debt issuance costs and debt discount of $29.9 million, partially offset by a gain of $18.1 million resulting from a decrease in the fair value of the Predecessor’s interest rate swap liability.

Income Taxes

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009	Nine Month $ Change
Income tax expense (benefit)	$14.4	$5.7	$(235.1)	$255.2

For the nine months ended September 30, 2010, the Company recognized income tax expense of $20.1 million based on income before income taxes of $1,096.5 million, or an effective tax rate of 1.8%. This effective rate differed from the federal tax rate of 35% primarily due to reorganization benefits related to the application of fresh-start reporting for which no income tax expense was recognized and changes in the Company’s valuation allowance.

For the nine months ended September 30, 2009, the Predecessor recognized income tax benefit of $235.1 million based on a loss before income taxes of $1,020.3 million, or an effective tax rate of 23.0%. This effective rate differs from the federal tax rate of 35% primarily due to a change in the Predecessor’s valuation allowance and the $985.7 million asset impairment charge recognized by the Predecessor.

Net Income (Loss)

Net income of $1,076.4 million for the nine months ended September 30, 2010 is comprised of Successor’s net income of $6.7 million, or $0.14 per basic and diluted share, and Predecessor’s net income for the five months ended May 31, 2010 of $1,069.7 million, or $4.02 per basic share and $3.99 per diluted share, which is mainly due to a net gain of $1,014.1 million recognized by the Predecessor in conjunction with the application of fresh-start reporting. This compares to a net loss of $785.2 million, or $(2.98) per basic and diluted share, for the nine months ended September 30, 2009.

Basic earnings per share for the four months ended September 30, 2010 includes the total amount of class A common stock, class B common stock and Special Warrants outstanding or held in reserve to be issued, as well as approximately 3.7 million nonvested shares of class A common stock issued to employees of the Successor since the date of grant. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares. There were no diluted shares outstanding for the four months ended September 30, 2010.

The diluted shares outstanding for the five months ended May 31, 2010 include approximately 1.9 million shares of common stock of the Predecessor related to the conversion of the Predecessor’s convertible subordinated notes. While operating under chapter 11 of the Bankruptcy Code, the Predecessor was prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. Therefore, for the five months ended May 31, 2010, there was no related interest expense to consider in the calculation of the Predecessor’s diluted shares. Potentially dilutive equivalent shares related to the conversion of the Predecessor’s convertible subordinated notes into 1.9 million shares of common stock of the Predecessor for the nine months ended September 30, 2009, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the five months ended May 31, 2010 or the nine months ended September 30, 2009.

Segment Results of Operations

The Company presents segment operating income (“SOI”), which is a non-GAAP measure, as a primary measure of profit and loss for its operating segments. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, asset impairment and disposal charges, non-cash compensation, corporate general and administrative expenses, and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of SOI to the Company’s consolidated results of operations is presented at Note 13 to the consolidated condensed financial statements.

The following tables present the Company’s revenue, SOI, local marketing agreement fees, asset impairment and disposal charges, non-cash compensation expense and depreciation and amortization by segment for the three and nine months ended September 30, 2010 and 2009.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
	(Amounts in millions)
Net revenue:
Radio Markets	$161.5	$155.8
Radio Network	28.3	29.4

Segment revenue	$189.8	$185.2

Intersegment revenue:
Radio Markets	$(1.2)	$(1.4)
Radio Network	—	—

Total intersegment revenue	$(1.2)	$(1.4)

Net revenue	$188.6	$183.8

SOI:
Radio Markets	$67.4	$58.4
Radio Network	3.6	(0.5)

Total SOI	71.0	57.9
Corporate general and administrative	(9.4)	(5.2)
Local marketing agreement fees	(0.2)	(0.3)
Non-cash compensation expense	(1.3)	(1.5)
Depreciation and amortization	(24.9)	(7.6)
Other, net	(1.2)	(5.3)

Total operating income (loss)	$34.0	$38.0

Local marketing agreement fees
Radio Markets	$0.2	$0.3
Radio Network	—	—

Total local marketing agreement fees	$0.2	$0.3

Segment non-cash compensation expense:
Radio Markets	$1.1	$1.1
Radio Network	0.2	0.4

Total segment non-cash compensation expense	$1.3	$1.5

Segment depreciation and amortization:
Radio Markets	$21.6	$5.6
Radio Network	3.3	2.0

Total segment depreciation and amortization	$24.9	$7.6

Radio Markets

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
	(Amounts in millions)
Radio Markets
Net revenue	$161.5	$155.8

SOI	$67.4	$58.4
Local marketing agreement fees	(0.2)	(0.3)
Non-cash compensation expense	(1.1)	(1.1)
Depreciation and amortization	(21.6)	(5.6)

Operating income - Radio Markets	$44.5	$51.4

Radio Markets revenue increased to $161.5 million for the three months ended September 30, 2010 from $155.8 million for the three months ended September 30, 2009, an increase of $5.7 million, or 3.7%. The increase in revenue is driven primarily by increases in both national and local advertising. Both the larger metropolitan markets as well as the medium to small metropolitan markets showed overall growth.

SOI was $67.4 million for the three months ended September 30, 2010 as compared to $58.4 million for the three months ended September 30, 2009, an increase of $9.0 million, or 15.4%. The increase in SOI for the three months ended September 30, 2010 was primarily the result of the $5.7 million increase in net revenue, as well as reductions in programming and selling-related expenses.

Depreciation and amortization expense increased $16.0 million, or 285.7%, primarily due to amortization expense related to definite-lived intangibles established as of the Fresh-Start Date. See discussion of depreciation and amortization expense for the three months ended September 30, 2010.

Radio Network

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
	(Amounts in millions)
Radio Network
Net revenue	$28.3	$29.4

SOI	$3.6	$(0.5)
Non-cash compensation expense	(0.2)	(0.4)
Depreciation and amortization	(3.3)	(2.0)

Operating income (loss) - Radio Network	$0.1	$(2.9)

Radio Network net revenue decreased $1.1 million, or 3.7%, to $28.3 million for the three months ended September 30, 2010, from $29.4 million for the three months ended September 30, 2009. This decrease was primarily related to declines in revenue from our news-related products and the overall impact of eliminating certain programs.

Radio Network SOI was $3.6 million for the three months ended September 30, 2010 as compared to a loss of $0.5 million for the three months ended September 30, 2009, an increase of $4.1 million. The increase in SOI for the three months ended September 30, 2010 was primarily the result of a reduction in programming costs, which includes decreases in salaries, as well as reductions in selling-related costs and administrative expenses, partially offset by the $1.1 million decrease in net revenue.

The increase in depreciation and amortization expense is primarily attributable to amortization expense related to definite-lived intangibles established as of the Fresh-Start Date. See discussion of depreciation and amortization expense for the three months ended September 30, 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009

		(Amounts in millions)
Net revenue:
Radio Markets	$217.0	$247.1	$442.9
Radio Network	37.2	50.3	91.3

Segment revenue	$254.2	$297.4	$534.2

Intersegment revenue:
Radio Markets	$(1.6)	$(2.0)	$(3.4)
Radio Network	—	—	—

Total intersegment revenue	$(1.6)	$(2.0)	$(3.4)

Net revenue	$252.6	$295.4	$530.8

SOI:
Radio Markets	$91.7	$94.0	$155.4
Radio Network	4.6	8.0	(2.3)

Total SOI	96.3	102.0	153.1
Corporate general and administrative	(11.2)	(8.9)	(20.2)
Local marketing agreement fees	(0.3)	(0.5)	(0.8)
Asset impairment and disposal charges	—	—	(985.7)
Non-cash compensation expense	(1.3)	(1.3)	(4.0)
Depreciation and amortization	(33.4)	(11.3)	(28.0)
Other, net	(2.2)	(0.9)	(6.3)

Total operating income (loss)	$47.9	$79.1	$(891.9)

Asset impairment and disposal charges
Radio Markets	$—	$—	$912.6
Radio Network	—	—	73.1

Total asset impairment and disposal charges	$—	$—	$985.7

Local marketing agreement fees
Radio Markets	$0.3	$0.5	$0.8
Radio Network	—	—	—

Total local marketing agreement fees	$0.3	$0.5	$0.8

Segment non-cash compensation expense:
Radio Markets	$1.1	$1.1	$3.0
Radio Network	0.2	0.2	1.0

Total segment non-cash compensation expense	$1.3	$1.3	$4.0

Segment depreciation and amortization:
Radio Markets	$29.0	$8.3	$16.8
Radio Network	4.4	3.0	11.2

Total segment depreciation and amortization	$33.4	$11.3	$28.0

Radio Markets

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009
		(Amounts in millions)
Radio Markets
Net revenue	$217.0	$247.1	$442.9

SOI	$91.7	$94.0	$155.4
Asset impairment and disposal charges	—	—	(912.6)
Local marketing agreement fees	(0.3)	(0.5)	(0.8)
Non-cash compensation expense	(1.1)	(1.1)	(3.0)
Depreciation and amortization	(29.0)	(8.3)	(16.8)

Operating income (loss) - Radio Markets	$61.3	$84.1	$(777.8)

Radio Markets revenue increased to $464.1 million for the nine months ended September 30, 2010 from $442.9 million for the nine months ended September 30, 2009, an increase of $21.2 million, or 4.8%. The increase in revenue is driven primarily by increases in both national and local advertising. Generally, our stations in larger metropolitan markets performed better than our stations in the medium to small metropolitan markets.

SOI was $185.7 million for the nine months ended September 30, 2010 as compared to $155.4 million for the nine months ended September 30, 2009, an increase of $30.3 million, or 19.5%. The increase in SOI for the nine months ended September 30, 2010 was primarily the result of the $21.2 million increase in net revenue, as well as reductions in programming costs, including decreases in compensation, as well as decreases in selling-related costs.

Depreciation and amortization expense increased $20.5 million, or 122.0%, primarily due to amortization expense related to definite-lived intangibles established as of the Fresh-Start Date. See discussion of depreciation and amortization expense for the nine months ended September 30, 2010.

Radio Network

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009

		(Amounts in millions)
Radio Network
Net revenue	$37.2	$50.3	$91.3

SOI	$4.6	$8.0	$(2.3)
Asset impairment and disposal charges	—	—	(73.1)
Non-cash compensation expense	(0.2)	(0.2)	(1.0)
Depreciation and amortization	(4.4)	(3.0)	(11.2)

Operating income (loss) - Radio Network	$—	$4.8	$(87.6)

Radio Network net revenue decreased $3.8 million, or 4.2%, to $87.5 million for the nine months ended September 30, 2010, from $91.3 million for the nine months ended September 30, 2009. This decrease was primarily related to declines in revenue from our news-related products and the overall impact of eliminating certain programs.

Radio Network SOI was $12.6 million for the nine months ended September 30, 2010 as compared to a loss of $2.3 million for the nine months ended September 30, 2009, an increase of $14.9 million. The increase in SOI for the nine months ended September 30, 2010 was primarily the result of a reduction in programming expenses, which includes decreases in salaries and station compensation paid to affiliates, as well as reductions in selling-related costs and administrative expense, partially offset by the $3.8 million decrease in net revenue.

The decrease in depreciation and amortization expense is primarily attributable to lower intangible asset values during the five months ended May 31, 2010 as a result of the asset impairment charge for definite-lived intangible assets recognized in the second quarter of 2009.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and cash provided by the operations of our Radio Markets and our Radio Network.

Operating Activities

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009	Nine Month $ Change
		(Amounts in millions)
Net cash provided by operating activities	$34.9	$40.5	$29.7	$45.7

Net cash provided by operating activities was $75.4 million for the nine months ended September 30, 2010 as compared to $29.7 million for the nine months ended September 30, 2009. The increase of $45.7 million was primarily due to the increase in net revenue of $17.2 million, decreases in operating expenses and in cash paid for interest of $29.4 million and $23.8 million, respectively, and a reduction in cash used in working capital of $25.0 million, partially offset by increased cash paid for reorganization and other bankruptcy-related items in the Successor period of $50.0 million.

Investing Activities

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010	Nine Months Ended September 30, 2009	Nine Month $ Change
		(Amounts in millions)
Net cash used in investing activities	$(1.2)	$(7.1)	$(9.3)	$1.0

Net cash used in investing activities for the nine months ended September 30, 2010 of $8.3 million consists primarily of capital expenditures of $7.8 million and a net increase of restricted cash of $0.6 million. Cash used in investing activities of $9.3 million in the prior year consisted primarily of capital expenditures of $5.3 million and an investment of $4.0 million in restricted cash.

Financing Activities

	Successor	Predecessor
	Period from June 1, 2010 through September 30, 2010	Period from January 1, 2010 through May 31, 2010		Nine Months Ended September 30, 2009	Nine Month $ Change
		(Amounts in millions)
Net cash used in financing activities	$(2.0)		$(0.1)	$(12.7)	$10.6

Net cash used in financing activities was $2.1 million for the nine months ended September 30, 2010, compared to $12.7 million during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the Company made a scheduled payment in the amount of $1.9 million on the New Term Loan. Cash used in financing activities for the nine months ended September 30, 2009 included $11.5 million in payments for debt issuance costs associated with the fourth amendment to our Predecessor’s Senior Credit and Term Facility.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes and capital expenditures. Our capital expenditures totaled $7.8 million during the nine months ended September 30, 2010, as compared to $5.3 million during the nine months ended September 30, 2009. At September 30, 2010, we had cash and cash equivalents of $122.5 million. Based on our anticipated future operations, we believe that cash on hand and expected cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures for both maintenance and growth, and scheduled payments of principal and interest on our outstanding indebtedness.

We intend to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest some of our stations, subject to restrictions imposed under the New Term Loan. We are currently required to divest certain stations to comply with FCC ownership limits. The Company will continue to evaluate reasonable offers to purchase these stations or other markets that are contemplated for sale; however, there can be no assurance that any minimum level of asset sales will be completed.

Senior Debt

Senior debt consists of the following as of September 30, 2010 and December 31, 2009:

	Successor	Predecessor
	September 30, 2010	December 31, 2009
	(in thousands)
Type of Borrowing
New term loan	$760,593	$—
Premium on new term loan	17,792	—
Tranche A term loans	—	526,176
Tranche B term loans	—	1,345,017
Revolving loans	—	135,747

	778,385	2,006,940
Interest rate swap	—	72,628
Facility fee	—	64,819

	778,385	2,144,387
Less current portion of senior debt	7,625	—

Total senior debt less current portion	$770,760	$2,144,387	a

a.	Classified as liability subject to compromise as of December 31, 2009.

The interest rate for the amount borrowed under the Successor’s New Term Loan as of September 30, 2010 was 11.0% compared to the rate applicable to each of the components of the Predecessor’s Senior Credit and Term Facility as of December 31, 2009 of 1.99%.

In connection with the Merger in June 2007, the Predecessor entered into the Senior Credit and Term Facility.

On the Effective Date, approximately $2.1 billion of the debt outstanding under the Predecessor’s Senior Credit and Term Facility was converted into the New Term Loan, which is guaranteed by the Company’s operating subsidiaries. The initial principal amount of $762.5 million under the New Term Loan is payable in 20 consecutive quarterly installments of approximately $1.9 million, due on the last day of each fiscal quarter, which commenced on September 30, 2010, with the final maturity of $724.4 million on June 3, 2015.

The New Term Loan includes a letter of credit facility for previously outstanding letters of credit in the amount of approximately $3 million that is backed by cash collateral of the Company. This amount represents restricted cash, which is included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets.

A valuation premium of $19.1 million was estimated to record the New Term Loan at its estimated fair value upon issuance. This premium is being amortized as a reduction of interest expense, net, over the contractual term of the New Term Loan.

The New Term Loan contains covenants related to the satisfaction of financial ratios and compliance with financial tests. The consolidated total leverage ratio, as defined in the New Term Loan agreement, requires a maximum ratio as of each quarter end of 5.25 to 1.0 beginning with the quarter ended September 30, 2010. The requirement decreases periodically as follows: to 4.75 to 1.0 as of June 30, 2011, to 4.25 to 1.0 on September 30, 2011, to 3.75 to 1.0 on December 31, 2012, to 3.50 to 1.0 on December 31, 2013, and to 3.00 to 1.0 as of December 31, 2014.

The consolidated interest coverage ratio, as defined in the New Term Loan agreement, requires a minimum ratio as of the end of the quarter of 1.75 to 1.0 beginning with the quarter ended September 30, 2010. The minimum ratio adjusts periodically as follows: to 2.00 to 1.0 as of September 30, 2011, to 2.25 to 1.0 on December 31, 2012, to 2.50 to 1.0 on December 31, 2013, and to 3.00 to 1.0 as of December 31, 2014.

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

We were in compliance with the covenants under our New Term Loan as of September 30, 2010.

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

The Company will be required to prepay the outstanding amount of the New Term Loan with 75% of excess cash flow (as defined in the New Term Loan agreement), less the amount of all voluntary prepayments made as described in the New Term Loan, subject to certain thresholds and exceptions. The Company is required to prepay the New Term Loan, subject to certain exceptions, with stipulated portions of net proceeds from the issuance of debt not otherwise permitted to be incurred under the New Term Loan, the issuance of capital stock (as defined in the New Term Loan agreement), and certain asset sales.

The Company may voluntarily repay outstanding loans under the New Term Loan at any time with customary breakage costs (as defined in the New Term Loan agreement), if any, and a prepayment fee equal to (a) 5.0% of the aggregate principal amount of such prepayments made prior to the first anniversary of the Effective Date and (b) 2.0% of the aggregate principal amount of such prepayments made on or after the first anniversary of the Effective Date and before the second anniversary of the Effective Date. All prepayments after the second anniversary of the Effective Date will be made without penalty or premium.

We continue to evaluate refinancing opportunities related to our New Term Loan.

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

Pursuant to the terms of a settlement agreement regarding previous litigation with certain of the holders of the Original Notes that was dismissed in 2008, the Predecessor issued $274.5 million aggregate principal amount of amended and restated convertible subordinated notes through an exchange offer and cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes. These amended and restated notes had increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes did not differ in any material respect from those of the Original Notes. Through September 30, 2009, the Predecessor had repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including $0.7 million repurchased during the nine months ended September 30, 2009, which resulted in a gain of approximately $0.4 million, net of transaction fees. The Amended Notes were scheduled to mature on February 15, 2011 and bore interest at a rate of 8.0% per annum during the year ended December 31, 2009.

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

At the time that the Predecessor issued the Amended Notes, the underlying terms contained contingent interest rate adjustments that could have caused interest to vary in future periods depending on the outstanding balance of Amended Notes. The estimated value of the contingent interest rate derivative instrument was measured at estimated fair value at each subsequent reporting date. As of September 30, 2009, this analysis attributed no value to its derivative. The change in fair value for the three and nine months ended September 30, 2009 represented gains of $0.2 million and $1.8 million, respectively, which is included in the accompanying consolidated condensed statement of operations as a component of interest expense, net.

The debt issuance costs and discount amounts corresponding to the convertible subordinated notes had been amortized over the remaining contractual term of the Amended Notes, which was accelerated pursuant to the terms of the convertible subordinated notes and the resulting classification as a current liability beginning with the quarter ended March 31, 2009. However, the Predecessor ceased amortization of these assets as of December 19, 2009 since subsequent to the Petition Date, interest expense was only recognized to the extent it would be paid. For the three and nine months ended September 30, 2009, the amortization of these debt issuance costs was $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2009, the amortization of debt discount was $0.2 million and $0.4 million, respectively. The Predecessor wrote off the remaining balance of deferred financing costs and debt discount in the fourth quarter of 2009 since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009.

In accordance with the Plan, on the Effective Date all of the obligations of the Predecessor with respect to the convertible subordinated notes were terminated and the notes were cancelled.

Adoption of New Accounting Standards

See Part I, Item 1. “Financial Statements (Unaudited)” Note 1

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates and assumptions relate in particular to the allocations of enterprise value made in connection with fresh-start reporting, fair values of assets and liabilities as of the Fresh-Start Date, the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions that could affect the estimated fair values, the analysis of the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, calculating the valuation allowance to reduce the amount of deferred tax asset to the amount that is more likely than not to be realized, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when estimating the value of its supplemental executive retirement plan. The Predecessor used estimates when employing the Black-Scholes valuation model to estimate the fair value of stock options, to calculate the value of certain fully vested stock units and equity awards containing market conditions, and in determining the estimated fair values of its interest rate swap, credit risk adjustments and certain derivative financial instruments. These best estimates were based on the information that was available to management at the time of the estimate. Actual results could differ materially from those estimates. Other than the items discussed above, there have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations and Commercial Commitments

There have been no significant changes in our contractual commitments as of September 30, 2010 as compared to amounts disclosed in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2010.

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

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our New Term Loan, which bears interest based on variable rates. Therefore, the $760.6 million outstanding under our New Term Loan as of September 30, 2010 is subject to fluctuations in the underlying interest rates. The outstanding balance under our New Term Loan is based on the Eurodollar rate, which is subject to a 3.0% floor. This base rate is currently far below this floor; changes in the Eurodollar rate will not cause our overall interest rate to vary unless the rate were to exceed the 3.0% floor. However, for illustrative purposes, we have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to our indebtedness under the New Term Loan. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $7.6 million of increased interest expense. This potential increase is based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate, which is assumed to exceed the 3.0% floor and is based on the variable rates in place as of September 30, 2010.

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

Based on their evaluation as of September 30, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2010.

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

According to the terms and conditions of the Plan, we now have outstanding indebtedness of $760.6 million under the New Term Loan.

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

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description

10.1	Citadel Broadcasting Corporation Supplemental Executive Retirement Plan, effective June 3, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2010.)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: November 15, 2010	By:	/S/ FARID SULEMAN
Farid Suleman
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/S/ RANDY L. TAYLOR
Randy L. Taylor
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Citadel Broadcasting Corporation Supplemental Executive Retirement Plan, effective June 3, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2010.)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.