Form 10-Q/A
period 2010-09-30
CITADEL BROADCASTING CORP
filed 2011-01-25
CIK 1174527

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

7690 West Cheyenne Ave., Suite 220

Las Vegas, Nevada 89129

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 15, 2010, there were 4,550,601 shares of Class A common stock, $0.001 par value per share, and 17,311,061 shares of Class B common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Citadel Broadcasting Corporation for the quarter ended September 30, 2010, previously filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2010 (“Original Form 10-Q”).

The purpose of this Amendment is to correct the disclosure of the number of shares of common stock outstanding on the cover page of the Original Form 10-Q to disclose the number of shares our Class A common stock and Class B common stock outstanding.

In order to comply with certain technical requirements of the SEC’s rules in connection with the filing of this Amendment we are adding, as exhibits, certain current dated certifications of our principal executive and principal financial officers.

Except for the matters described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-Q. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-Q.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description

10.1	Citadel Broadcasting Corporation Supplemental Executive Retirement Plan, effective June 3, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2010.)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 15, 2010).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 15, 2010).

31.3	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 15, 2010).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 15, 2010).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: January 25, 2011	By:	/s/ Randy L. Taylor
Randy L. Taylor
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Citadel Broadcasting Corporation Supplemental Executive Retirement Plan, effective June 3, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2010.)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 15, 2010).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 15, 2010).

31.3	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 15, 2010).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 15, 2010).

*	Filed herewith.

5