Form 10-K
period 2010-12-31
CITADEL BROADCASTING CORP
filed 2011-03-30
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31740

CITADEL BROADCASTING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	51-0405729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cheyenne Corporate Center, Suite 220

7690 West Cheyenne Avenue

Las Vegas, Nevada 89129

(Address of principal executive offices and zip code)

(702) 804-5200

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Class A common stock, par value $0.001 per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The registrant’s class A common stock, par value $0.001 per share, and class B common stock, par value $0.001 per share, are traded on the OTC “Bulletin Board.” As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, there were no reported trades in the registrant’s common stock. As a result, there was no market value for the voting and nonvoting common equity held by nonaffiliates of the registrant as of such date.

As of March 16, 2011, there were 4,520,601 shares of class A common stock and 18,232,373 shares of class B common stock outstanding.

Citadel Broadcasting Corporation

Form 10-K

December 31, 2010

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters in this report, including, without limitation, certain matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “should,” “will,” and similar expressions, whether in the negative or the affirmative. These statements include statements regarding the intent, belief or current expectations of Citadel Broadcasting Corporation and its subsidiaries (collectively, the “Company”), its directors or its officers with respect to, among other things, future events, including the Cumulus merger (as defined at Part I, Item I. “Business” Pending Transaction) and the transactions contemplated by the merger agreement, and financial trends affecting the Company.

All statements other than the statements of historical fact are “forward-looking statements” for the purposes of federal and state securities laws and may be subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company’s current views with respect to current events and financial performance as of the date they were made. Such forward-looking statements are and will be, as the case may be, subject to change and subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, expressed or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	the impact of decreased spending by advertisers and changes in the economy;

•	our ability to maintain contracts and leases that are critical to our operations;

•	our ability to execute our business plans and strategy;

•	our ability to attract, motivate and/or retain key executives and associates;

•	general economic or business conditions affecting the radio broadcasting industry being less favorable than expected;

•	increased competition in the radio broadcasting industry;

•	our ability to renew our licenses with the Federal Communications Commission (“FCC”) and comply with FCC regulations and policies;

•	the impact of current or pending legislation and regulation, antitrust considerations, and pending or future litigation or claims;

•	the possibility that the Cumulus merger or the related financing is not consummated;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement;

•	the outcome of any legal proceedings that have been or may be instituted against us relating to the merger agreement;

•	our inability to complete the Cumulus merger due to the failure to obtain necessary regulatory or stockholder approvals or to satisfy any other conditions to the Cumulus merger;

•	the failure to realize the expected benefits of the Cumulus merger;

•	general economic and business conditions that may affect the companies before or following the Cumulus merger;

•	the impact of the chapter 11 proceedings, and any claims not discharged in the chapter 11 proceedings, on our future operations;

•	changes in the financial markets;

•	fluctuations in interest rates;

•	changes in market conditions that could impair our goodwill or intangible assets;

•	changes in governmental regulations;

•	changes in policies or actions or in regulatory bodies;

•	changes in uncertain tax positions and tax rates;

•	changes in capital expenditure requirements; and

•	those matters described in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All forward-looking statements in this report are qualified by these cautionary statements and speak only as of the date on which they were made. In addition, factors that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as may be required by law.

PART I

ITEM 1.	BUSINESS

Our Company

The Company is the third largest radio broadcasting company in the United States based on net radio revenue, behind Clear Channel Communications, Inc. and CBS Corporation. The Company operates in two reportable segments. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) that are owned and/or operated by the Company are referred to as a market, and the Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). Our primary business segment is the Radio Markets segment, which, as of December 31, 2010, consisted of 225 owned and operated radio stations located in over 50 markets across the United States. In addition, we also own and operate Citadel Media (“Radio Network”), one of the largest radio networks in the country, which produces and distributes a variety of radio programming and formats that are syndicated across approximately 4,000 station affiliates and 9,000 program affiliations, and is a separate reportable segment.

We are the largest pure-play radio operator in the United States based on revenue. We expect our expansive and diverse platform will benefit us in an increasingly competitive industry, given our broad listener and customer base and strong revenue streams. We believe our national scale enables us to drive operating efficiencies and position ourselves for continued growth as macroeconomic conditions improve. We consistently look to better serve the public and local communities, and we intend to continue to invest in compelling programming to make our local and national content available to our audiences through multiple media outlets including terrestrial radio, digital platforms and mobile media.

Radio Markets

As of December 31, 2010, we owned and operated 166 FM and 59 AM radio stations, reaching more than 50 markets located in 27 states and the District of Columbia. The Radio Markets segment generates substantially all of its revenue from the sale of advertising to local, regional and national spot advertisers. We have a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. No single radio market accounts for more than 10% of our consolidated net revenue. We rank first or second in audience share in 29 of our 54 metropolitan markets rated by Arbitron, Inc. (“Arbitron”). We also own and operate 191 digital stations reaching 2 million listeners a month in the United States, including nine of the top ten designated market areas (“DMAs”). Our top 25 markets accounted for approximately 78% of Radio Markets segment revenue for the years ended December 31, 2010 and 2009. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Presentation of Predecessor and Successor.) During the years ended December 31, 2010 and 2009, the Radio Markets segment contributed approximately 84% and approximately 83%, respectively, of our consolidated net revenue and generated segment operating income (“SOI”) of $254.6 million and $214.9 million, respectively (see Item 8. “Financial Statements and Supplementary Data,” Note 20). As of December 31, 2010 and 2009, the Radio Markets segment represented approximately 89% of total assets.

As of December 31, 2010, we owned and operated 30 radio stations (20 FM and 10 AM) in our top ten revenue-generating markets. These ten markets are in the top 50 DMAs, including seven that are ranked in the top ten DMAs, which are some of the largest markets in the United States, including Los Angeles, New York, Chicago, Dallas/Fort Worth, Atlanta, Washington, D.C. and San Francisco. Many of these stations are well established, highly recognizable brands and maintain strong ratings and audience share. We believe our diversity of content and demonstrated ability to adapt radio formats to changing consumer behaviors should help drive additional increases in revenue and market share. For the periods from January 1, 2010 through May 31, 2010 and from June 1, 2010 through December 31, 2010, these 30 stations generated $125.2 million and $186.2 million of our consolidated net revenue, respectively.

The table below summarizes the metropolitan markets in which we owned and operated radio stations as of February 1, 2011. (1)

	Market Revenue Rank	Number of Owned and Operated Commercial Stations in the Market		Number of Our Stations (2)		Number of Station Owners in the Market	Our Station Group Audience Share		Our Station Group Revenue Rank (4)
		FM	AM	FM	AM		Share	Rank (3)
Los Angeles, CA	1	38	34	1	1	27	4.2	7	4
New York, NY	2	46	36	1	1	21	6.5	5	4
Chicago, IL	3	42	39	1	1	24	8.1	4	6
Dallas/Ft. Worth, TX	4	40	31	2	1	23	8.5	4	4
San Francisco, CA	5	46	28	—	2	17	7.6	5	4
Atlanta, GA	7	27	46	2	—	25	8.3	5	6
Washington, D.C.	8	26	29	2	1	16	9.6	5	5
Detroit, MI	14	24	21	2	1	14	13.0	3	4
Minneapolis/St. Paul, MN	15	19	21	5	—	16	16.3	2	2
Salt Lake City/Ogden/Provo, UT (5)	27	29	23	5	1	20	14.1	4	3
Nashville, TN	39	21	27	2	—	22	12.4	4	4
Buffalo/Niagara Falls, NY	41	13	13	3	1	8	18.4	3	3
New Orleans, LA	42	18	17	4	—	13	11.2	3	3
Oklahoma City, OK (5)	45	22	15	4	2	15	19.7	2	1
Birmingham, AL	47	18	21	4	2	12	18.9	3	2
Providence/Warwick/Pawtucket, RI	52	14	16	4	2	13	30.8	1	1
Tucson, AZ	53	18	14	3	2	10	18.5	2	2
Memphis, TN	55	22	23	4	—	13	19.8	2	2
Albuquerque, NM (5)	56	23	15	4	3	15	27.7	1	1
Knoxville, TN	59	21	21	4	1	19	26.7	1	1
Grand Rapids, MI	64	16	14	4	1	11	14.5	3	2
Des Moines, IA	68	15	9	4	1	7	19.4	3	3
Little Rock, AR (5)	70	21	11	4	3	10	23.4	2	2
Harrisburg/Lebanon/Carlisle, PA	71	12	11	3	—	11	8.1	3	3
Baton Rouge, LA	73	13	7	3	2	6	29.5	1	2
Syracuse, NY	74	18	12	3	1	5	12.3	3	3
Columbia, SC	77	16	10	4	1	7	17.3	3	2
Allentown/Bethlehem, PA	78	7	10	2	—	7	18.2	2	3
Colorado Springs, CO	79	13	8	4	2	8	26.4	1	1
Boise, ID	80	20	11	4	2	10	25.4	1	1
Wilkes-Barre/Scranton, PA	82	20	18	5	1	11	21.6	2	2
Reno, NV	86	17	11	3	1	9	27.2	1	1
Modesto, CA	87	17	5	5	1	7	28.0	1	1
Chattanooga, TN	90	17	14	3	1	14	17.3	3	2
Charleston, SC (5)	93	18	9	3	1	9	17.1	3	2
Portland, ME	93	17	8	4	—	5	27.7	2	2
Lafayette, LA (5)	96	21	10	4	1	12	26.1	1	2
Springfield, MA	101	11	8	1	1	8	9.5	3	3
Saginaw/Bay City/Midland, MI	111	14	5	4	—	8	29.7	1	1
Lansing/East Lansing, MI	113	11	6	4	2	4	38.4	1	1
Johnson City/Kingsport/Bristol, TN/VA	119	17	20	2	3	13	15.2	3	2
Portsmouth/Dover/Rochester, NH	125	10	7	4	—	5	15.8	1	1
Flint, MI	127	9	7	1	1	6	5.6	3	3

	Market Revenue Rank	Number of Owned and Operated Commercial Stations in the Market		Number of Our Stations (2)		Number of Station Owners in the Market	Our Station Group Audience Share		Our Station Group Revenue Rank (4)
		FM	AM	FM	AM		Share	Rank (3)
Lancaster, PA	149	5	5	1	1	5	11.2	1	1
Worcester, MA	155	5	8	3	—	8	12.6	2	2
Stockton, CA	171	6	5	2	—	6	14.9	1	1
Binghamton, NY	175	12	5	3	2	5	37.5	1	1
Erie, PA	178	9	6	3	1	4	24.5	2	2
New London, CT	182	8	2	3	1	3	11.6	3	2
Muskegon, MI	227	9	2	4	1	3	16.7	2	2
Muncie/Marion, IN	234	6	4	1	1	3	11.6	3	3
Tuscaloosa, AL	244	9	5	4	1	5	31.0	1	1
New Bedford/Fall River, MA	269	5	4	1	1	4	17.7	1	1
Augusta/Waterville, ME	274	8	4	2	2	3	19.0	2	2
Other (6)		N/A	N/A	4	—	N/A		NR	N/A

Total				166	59

NR Not rated.

N/A Information not available.

(1)	The market assignments on this table reflect the way we cluster our regional station groups for accounting and operational purposes and do not necessarily mean that the station is located in the metropolitan market as defined by Arbitron or the FCC. Compliance with the FCC’s local radio ownership limits is measured by reference to the number of stations a company holds in a particular market as that market is defined by the FCC. For a discussion of the impact of the FCC rules on us and our station clusters, see “Federal Regulation of Radio Broadcasting—Multiple Ownership Rules” and “Federal Regulation of Radio Broadcasting—Time Brokerage.”

(2)	In addition to the stations listed in this table, we are currently operating one station serving the Oklahoma City, OK market under a local marketing agreement. Also, we own a station in Buffalo, NY and two stations in Salt Lake City, UT that are being operated by third parties under local marketing agreements.

(3)	The station group audience share rank is the ranking of our station group among all station groups within the demographic of people ages 12+ based upon the total station group’s audience share in that market as presented by Arbitron through BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro™.

(4)	The station group revenue rank is the ranking, by station group market revenue, of our station group among all station groups in that market.

(5)	In connection with the merger with ABC Radio described below, the Company was required to divest certain FM stations to comply with FCC ownership limits, and therefore, these stations were assigned to a trust and are not included in the table above. Also, during 2008, the Company acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required the Company to assign one of its existing stations in the Salt Lake City market into a divestiture trust. The Company retains a beneficial interest in the stations until such stations are sold to third parties. After the completion of sales of certain of such stations that had been assigned to divestiture trusts, including one that closed on February 4, 2011, seven stations remain in the trusts and are excluded from the table above, including one station in Albuquerque, NM; one station in Charleston, SC; one station in Lafayette, LA; three stations in Little Rock, AR; and one station in Oklahoma City, OK.

(6)	Includes radio stations in our Kokomo, IN and Presque Isle, ME markets, which are not rated by Arbitron.

Radio Network

Through the Radio Network, we produce and distribute a variety of programs and formats to affiliates, including syndicated talk and music programs. The Radio Network syndicated programming features popular personalities including Mike Huckabee, Mark Levin, Kix Brooks and Michael Baisden, and Citadel Media en Español, a recognized leader in Spanish language programming and a division of Citadel Media.

The Radio Network business provides its affiliates with selected proprietary and syndicated content, including ABC News, a leading product in radio news, ten 24-hour music formats and targeted programming for urban and Hispanic formatted stations, helping affiliates to meet their programming needs on a cost-effective basis. Generally, the Radio Network distributes its proprietary content on a non-exclusive basis to several stations in a market on both a branded and non-branded basis. The syndicated content, as well as the 24-hour formats, are typically offered on an exclusive basis to one station in a particular market.

The Radio Network business generates substantially all of its revenue from the sale of advertising time accumulated from its affiliate stations. The Radio Network business has 17 advertising networks, which offer advertisers the opportunity to efficiently reach a variety of demographic groups on a national basis. By purchasing airtime on a network basis rather than station by station, advertisers are able to efficiently and effectively target their desired demographic on a national and regional basis.

The Radio Network is also the exclusive sales representative for the ESPN Radio Network content, providing both sales and distribution services. ESPN produces the network’s programming, which includes ESPN SportsCenter, Mike and Mike In The Morning, hosted by Mike Greenberg and former NFL player Mike Golic, as well as national broadcasts of Major League Baseball, the National Basketball Association and the Bowl Championship Series.

During the years ended December 31, 2010 and 2009, the Radio Network segment contributed approximately 16% and approximately 17%, respectively, of our consolidated net revenue and generated $17.5 million and $3.6 million, respectively, of SOI (see Item 8. “Financial Statements and Supplementary Data,” Note 20). The Radio Network segment represented approximately 8% of total assets as of December 31, 2009 and 6% as of December 31, 2010.

Pending Transaction

On March 10, 2011, we entered into a definitive merger agreement with Cumulus Media Inc., a Delaware corporation (“Cumulus”), Cadet Holding Corporation, a Delaware corporation and wholly owned subsidiary of Cumulus (“HoldCo”), and Cadet Merger Corporation, a Delaware corporation and wholly owned subsidiary of HoldCo (“Cumulus Merger Sub”), which provides that, upon completion of the merger of Cumulus Merger Sub into the Company (the “Cumulus Merger”), each outstanding share of our class A common stock and class B common stock (other than shares owned by Cumulus Merger Sub, held in treasury by us or pursuant to which a holder has properly exercised and perfected appraisal rights under Delaware law), will, at the election of the holder thereof and subject to proration as described below, be converted into the right to receive (i) $37.00 in cash (the “Cash Consideration”), or (ii) 8.525 shares of class A common stock, par value $0.01 per share, of Cumulus (the “Stock Consideration” and, together with the Cash Consideration, the “Cumulus Merger Consideration”). In addition, holders of warrants to purchase our class B common stock will have the right to elect to have their warrants adjusted at the effective time of the Cumulus Merger to become the right to receive upon exercise the (i) Cash Consideration or (ii) Stock Consideration, subject to proration as described below.

The merger agreement provides that each holder of our common stock and/or warrants may elect to receive the Cash Consideration or the Stock Consideration for all or any number of such holder’s common stock and/or warrants, however, such elections will be prorated, and consideration adjusted, so that Cumulus will not issue in excess of 151,485,282 shares of Cumulus class A Common Stock (as increased for the exercise of our stock options prior to closing of the Cumulus Merger) or pay in excess of $1,408,728,600 in cash (less the cash value of any dissenting shares and increased for the exercise of Company stock options prior to closing of the Cumulus Merger). In circumstances where holders of our common stock and/or warrants make aggregate elections which exceed either the aggregate available Cash Consideration or aggregate available Stock Consideration, holders of our common stock will receive a combination of Cash Consideration and Stock Consideration pursuant to the terms of the merger agreement. Holders of our common stock and/or warrants who do not make an election will receive the consideration choice selected by the majority of our stockholders and warrantholders, subject to the proration described above.

Cumulus has obtained equity and debt financing commitments, subject to certain conditions set forth in definitive agreements related to such commitments, for the transactions contemplated by the merger agreement, the proceeds of which, in addition to cash on hand, will be sufficient for Cumulus to pay the cash portion of the aggregate Cumulus Merger Consideration contemplated by the merger agreement and any associated fees and expenses. In connection with the transactions contemplated by the merger agreement, affiliates of Crestview Partners and Macquarie Capital (the “Equity Investors”) have agreed, at or prior to the closing of the Cumulus Merger, to make an equity investment in Cumulus in an amount of up to approximately $500 million on the terms and subject to the conditions set forth in the investment agreements entered into by the Equity Investors and Cumulus in connection with the Cumulus Merger. Certain affiliates of the Equity Investors having guaranteed the respective payment obligations of the termination fees payable by the Equity Investors if the merger agreement is terminated under specified circumstances, pursuant to limited guarantees executed in favor of the Company.

Upon the completion of the Cumulus Merger, we would cease to be a publicly reporting company and would cease all filings under the Securities Exchange Act of 1934, as amended.

The Cumulus Merger was unanimously approved by the respective Boards of Directors of the Company and Cumulus. The merger agreement and the transactions contemplated thereby will be submitted to a vote of our stockholders at a special/annual meeting of our stockholders.

Consummation of the Cumulus Merger is conditioned, among other things, on (i) the adoption of the merger agreement by our stockholders (voting together as a single class), (ii) the absence of certain legal impediments to the consummation of the Cumulus Merger, (iii) the effectiveness of a Form S-4 registration statement to be filed by Cumulus and (iv) the receipt of certain regulatory approvals regarding the transactions contemplated by the merger agreement, including expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and approval by the FCC.

Cumulus stockholders who hold in the aggregate approximately 54% of the outstanding voting power of the Cumulus stock have approved the issuance of Cumulus’ shares in connection with the Cumulus Merger and an amendment to Cumulus’ certificate of incorporation in connection with the transactions contemplated by the merger agreement. No further Cumulus stockholder approval is necessary for consummation of the transactions contemplated by the merger agreement.

Completion of the Cumulus Merger is anticipated to occur by the end of 2011, although there can be no assurance the Cumulus Merger will occur within the expected timeframe or at all.

The discussion in this report of our business, operations, strategy, plans, financing and other matters is based on, and assumes, our continued existence as a publicly held company, and is qualified in all respects by the terms of the proposed Cumulus Merger and the limitations imposed by the merger agreement on our ability to take certain actions while the Cumulus Merger is pending.

Pursuant to the merger agreement, except as Cumulus may otherwise consent to in writing (which consent will not be unreasonably withheld, conditioned or delayed), we have agreed to (i) conduct, in all material respects, our business in the ordinary course; (ii) use commercially reasonable efforts to preserve intact our business organization and significant business relationships and to retain the services of current key officers and key employees; (iii) use commercially reasonable efforts to comply with the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and FCC rules and policies in the operation of our stations; (iv) promptly deliver to Cumulus copies of any material reports or applications filed with the FCC, subject to certain exceptions; (v) promptly notify Cumulus of any inquiry, investigation or proceeding which to our knowledge has been initiated by the FCC relating to our stations, subject to certain exceptions; and (vi) diligently prosecute any pending FCC applications or any other filings necessary or appropriate in other proceedings before the FCC to preserve or obtain any FCC authorization for our stations without material adverse modification, subject to certain exceptions. In addition, under the merger agreement, we are not permitted to, without the prior written consent of Cumulus (which consent will not be unreasonably withheld, conditioned or delayed): (a) incur indebtedness, subject to certain exceptions; (b) (i) adjust, split, combine or reclassify any of our capital stock, (ii) make, declare or pay any dividend, or make any other distribution on, or redeem, purchase or otherwise acquire, any shares of our capital stock or any convertible or exchangeable securities, subject to certain exceptions, (iii) grant any stock appreciation rights or rights to acquire shares of our capital stock, other than grants to employees in the ordinary course of business, (iv) issue any additional shares of our capital stock, subject to certain exceptions; (c) change certain specified compensation arrangements, subject to certain exceptions; (d) sell, transfer, mortgage, encumber or otherwise dispose of any of our properties or assets, subject to certain exceptions; (e) cancel, release, settle or assign any indebtedness or third party claim, action or proceeding, subject to certain exceptions; (f) enter into any local marketing agreement in respect of the programming of any radio or television broadcast station or contract for the acquisition or sale of any radio broadcast station, subject to certain exceptions; (g) enter into any new material line of business, subject to certain exceptions; (h) amend our charter or by laws or terminate, amend or waive any provisions of any confidentiality or standstill agreements in place with any third parties; (i) except as required by GAAP or the Securities and Exchange Commission as concurred in by our independent auditors or in the ordinary course of business, make any material change in our methods or principles of accounting or make or change any material tax election; (j) enter into or amend in any material respect or waive any of our material rights under specified contracts, subject to certain exceptions; (k) adopt or recommend a plan of dissolution, liquidation, recapitalization, restructuring or other reorganization; (l) except as required by law, enter into or amend in any material respect any collective bargaining agreement; or (m) agree to take, make any commitment to take, or adopt specified resolutions of our board of directors. These constraints could significantly impact our operations and business strategy as discussed in this report prior to the consummation of the proposed Cumulus Merger or the termination of the merger agreement.

License renewal applications may be pending before the FCC at the time the Cumulus Merger occurs. Pursuant to the merger agreement, Cumulus has agreed to request that the FCC apply its policy permitting license assignments and transfers in transactions involving multiple markets to proceed, notwithstanding the pendency of one or more license renewal applications. Under this policy, Cumulus will agree to assume the position of the Company with respect to any pending renewal applications, and to assume the risks relating to such applications.

In addition, if the proposed Cumulus Merger is consummated, our business, operations, strategy, plans, financing and other matters as described in this report will no longer be subject to oversight by our current board of directors and officers and may differ materially from the description of these matters in this report.

The full text of the merger agreement may be found as an exhibit to our Securities Exchange Act filings. Please see Part IV, Item 15. “Exhibits and Financial Statement Schedules” for the reference cite to the merger agreement.

Our Industry

Radio represents approximately 7% of the total U.S. advertising market. Approximately 80% of the advertising on radio is local spot advertising and the remainder consists of network and national spot advertising. Radio continues to be a more cost-efficient means of reaching specifically identified demographic groups than other forms of media. As such, radio advertising remains an attractive value proposition for national and local advertisers given its mass reach and relatively low costs versus other media advertising categories. We believe radio advertising is a stable advertising medium, as it has consistently represented 7-8% of total U.S. advertising dollars spent since 2000.

There are a limited number of FCC licenses issued for radio broadcasting, which presents a significant barrier to entry for potential new entrants into our markets. This barrier helps protect against new competitors within the local terrestrial radio markets. See “Competition” below.

Our History

In January 2001, the Company was formed by affiliates of Forstmann Little & Co. (“FL&Co.”) in connection with a leveraged buyout transaction of our predecessor, which is referred to as “Citadel Broadcasting.”

On February 6, 2006, the Company and Alphabet Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“ABC Merger Sub”), entered into an agreement and plan of merger with The Walt Disney Company (“TWDC”), a Delaware corporation, and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC.

The Company, ABC Merger Sub, TWDC and ABC Radio consummated the (i) separation of the ABC Radio Network business and 22 ABC radio stations (collectively, the “ABC Radio Business”) from TWDC and its subsidiaries, (ii) spin-off of ABC Radio, which holds the ABC Radio Business and (iii) merger of ABC Merger Sub with and into ABC Radio, with ABC Radio surviving as a wholly-owned subsidiary of the Company (the “ABC Merger”). In connection with those transactions, TWDC or one of its affiliates retained cash from the proceeds of debt incurred by ABC Radio on June 5, 2007 in the amount of $1.35 billion (the “ABC Radio Debt”). Immediately thereafter, the separate corporate existence of ABC Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The ABC Merger became effective on June 12, 2007.

Also, on June 12, 2007, to effectuate the ABC Merger, the Company entered into a credit agreement (also referred to herein as the “Predecessor Senior Credit and Term Facility” as described more fully under the Item 7 “Senior Debt” section below) with several lenders.

Plan of Reorganization

On December 20, 2009 (“Petition Date”), Citadel Broadcasting Corporation and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (collectively, the “Chapter 11 Proceedings”). The Chapter 11 Proceedings were jointly administered under the caption In re Citadel Broadcasting Corporation, et al., Case No. 09-17442. On May 10, 2010, the Debtors filed the second modified joint plan of reorganization of Citadel Broadcasting Corporation and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (including all modifications, the “Emergence Plan”), and on May 19, 2010 (the “Confirmation Date”), the Bankruptcy Court entered an order (the “Confirmation Order”), confirming the Emergence Plan. On June 3, 2010 (the “Emergence Date”), the Debtors consummated their reorganization and the Emergence Plan became effective. As a result, the Company is considered a successor registrant and, pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s class A common stock is deemed to be registered pursuant to Section 12(g) of the Exchange Act.

Under the Emergence Plan, the Debtors distributed three forms of equity: class A common stock (currently traded over-the-counter under the symbol “CDELA”); class B common stock (currently traded over-the-counter under the symbol “CDELB”); and special warrants to purchase class B common stock (currently traded over-the- counter under the symbol “CDDGW”).

In connection with our restructuring, we adopted fresh-start reporting as of May 31, 2010 (the “Fresh-Start Date”). As a result of the application of fresh-start reporting, financial statements for periods prior to the Fresh-Start Date are not comparable to those for periods subsequent to the Fresh-Start Date. References in this Annual Report on Form 10-K to “Successor” refer to the Company on or after the Fresh-Start Date. References to “Predecessor” refer to the Company prior to the Fresh-Start Date. References such as the “Company,” “we,” “our,” and “us” refer to the Company, whether Predecessor and/or Successor, as appropriate.

The Refinancing Transactions

In accordance with the Emergence Plan, approximately $2.1 billion of the debt outstanding under the Predecessor Senior Credit and Term Facility was converted into a new term loan dated as of June 3, 2010 among the Company, the several lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (the “Emergence Term Loan Facility”) in the initial principal amount of $762.5 million, with a 5-year term.

The Company entered into a new credit agreement dated as of December 10, 2010 (the “Credit Agreement”) by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The Credit Agreement consists of a term loan credit facility of $350.0 million with a term of six years (the “Term Loan”) and a revolving credit facility in the amount of $150.0 million under which a swing line sub-facility of up to $30.0 million may be borrowed and letters of credit may be issued (the “Revolving Loan,” together with the Term Loan, the “Credit Facilities”). The Revolving Loan was undrawn at closing and remained undrawn as of December 31, 2010; however, we had $147.1 million of availability under the Revolving Loan due to outstanding letters of credit of $2.9 million. The Company used the proceeds of the Term Loan, along with the net proceeds from the concurrent issuance of $400.0 million aggregate principal amount of senior notes (the “Senior Notes”), and cash on hand to repay the amounts outstanding under its Emergence Term Loan Facility, plus applicable fees and expenses. The Company expects the refinancing to result in reduced interest costs of approximately $35 million during 2011. See additional discussion under the Item 7 “Senior Debt” and “Senior Notes” sections below.

Market and Industry Data

We based or derived the station and market data presented in this annual report on third-party sources. Unless otherwise indicated, we derived (i) our station group revenue ranking information, (ii) our market revenue rank, (iii) the number of owned and operated stations in the market, and (iv) the number of station owners in the market from BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro™ media research reporting as of February 1, 2011. We derived the Fall 2010 audience share data presented in this annual report from Arbitron through BIA Financial Network, Inc.’s BIAfn’s MEDIA Access Pro™ media research reporting as of February 1, 2011. While we believe these industry publications are reliable, we have not independently verified the information provided.

Our Strategy

The key elements of our strategy to capitalize on our competitive position and grow our business include the following:

Radio Markets

Continue to increase audience and revenue share in our large markets. We intend to focus our attention on improving the revenue-generating abilities of our stations in larger markets. We will continue to focus on maintaining compelling programming in these markets and positioning each station to develop a distinct identity and brand. We believe it is important to own multiple stations with leading audience and revenue shares in each of these markets in order to maximize our ability to achieve market leadership positions, increase operating efficiencies and compete more effectively with other forms of advertising and local media. Over time, we may seek to acquire radio stations in select markets to expand our market share, enhance our existing clusters and promote long-term growth.

Maintain major clusters in mid-size markets and opportunistically optimize our asset portfolio. We intend to continue our current strategy of focusing on the operation and development of leading station clusters. Our stations maintain strong positions in middle and smaller markets, where we generally own two to eight stations. In our mid-size and smaller markets, we rank first or second in audience share in 27 of our 44 Arbitron-rated metropolitan markets. Our stations cover a wide range of programming formats, geographic regions, audience demographics and advertising clients. We intend to continue to optimize our asset portfolio through asset swaps and potential divestitures of non-core stations.

Diversify and develop complementary digital businesses. We will continue to focus on our stations’ digital brands, including local websites, audio/video streaming, and mobile content. We intend to continue to make our local and national content available to our audiences through multiple media channels, allowing our clients to engage our listeners through multiple touch points such as terrestrial radio, the internet, mobile phones, MP3 players and other portable devices. We may also seek to enhance revenue growth both organically and through potential strategic acquisitions of complementary internet businesses. These potential acquisitions would aim to leverage our existing competencies and assets, such as our sales force and national and local distribution network.

Continue to invest in programming, sales and marketing to capture a greater share of advertising revenue. We analyze market research and competitive factors to identify key programming attributes that we believe will best position each station to develop a distinct identity or local brand to maximize its appeal to local audiences and advertisers. We believe this strategy significantly enhances the presence, marketability and competitiveness of our stations and our market clusters. The development of a high-quality local sales organization in each of our markets is critical to our success, and as a result, we place significant emphasis on recruiting quality sales people, setting clear financial and sales goals and rewarding achievement of those goals with commissions and bonus compensation.

Maintain geographic, format and customer diversity. Our stations are located in markets throughout the United States that serve diverse target demographics through a broad range of programming formats such as rock, country, adult contemporary, oldies, urban and sports/news/talk. We believe this diversity helps to reduce our dependence on any particular local economy, market, station, format, on-air personality, advertiser or advertising category. Similarly we seek to expand upon our broad base of local advertisers and to develop a strong base of regional and national advertisers. During the year ended December 31, 2010, we generated approximately 78% of our net broadcasting revenue from local and regional advertising and approximately 22% from the sale of national advertising. No single advertiser accounted for more than 10% of our net broadcasting revenue.

Participate in local communities. As a local sales and advertising medium, we place significant emphasis on serving the local community, including through our public affairs programming, public service announcements, supporting and promoting community events and other on- and off-air support. We believe our active involvement with local communities reinforces our already strong position in local communities and significantly improves the current and future marketability of our radio broadcast time to advertisers who are targeting or plan to target these communities.

Radio Network

Continue to focus on three primary drivers: programming, technology and integrated sales. The success of the Radio Network is driven by the delivery of compelling programming that listeners demand to hear and stations want to air. By providing top quality talent and shows, the Radio Network seeks to secure distribution of its content and maintain coverage throughout much of the U.S. radio markets, reaching roughly 107 million listeners each week. The Radio Network must strive to keep an independent status in the marketplace and provide programming to all station groups, even competitors of the stations in our Radio Markets. As content is a key focus, the Radio Network continually seeks out and develops new talent and distribution opportunities by securing strategic alliances with other station groups and non-traditional partners.

Technology plays an important role in not only the delivery of the programs directly to the stations in real-time, but also in regional capabilities that deliver different content and advertising spots to specific areas of the country. As a result, we intend to continue to invest in technology to enable us to effectively deliver our programming and seek additional advertising revenue.

Through an integrated sales approach, the Radio Network sells traditional radio spots and offers a digital on-line component, on-air mentions, live talent reads, regional copy-splits, event sponsorships and other revenue-generating programs as part of an overall sales structure that crosses a wide variety of programs on a diversified geographic basis.

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

Our Radio Network is among the largest radio networks in the United States, competing primarily with Westwood One, Premiere Radio Networks and Dial-Global. These three competitors, along with the Radio Network, collectively hold a substantial majority of the network market, with smaller networks comprising the remainder. The Radio Network competes for the acquisition of key on-air talent and for listening audience by competing with other program providers for station and program affiliates. The Radio Network markets its programs to radio stations that have the largest and most desirable listening audience for each of its programs, including stations that compete with our Radio Markets, and often has multiple program affiliations with a number of stations in the same geographic market.

In marketing its programs to national advertisers, the Radio Network business directly competes with other radio networks, as well as independent radio syndication producers and distributors and large media and entertainment companies, some of which are diversified into the radio industry and have significant financial and other resources, in many cases greater than ours. As a result of consolidation in the radio industry, companies owning large groups of stations have the ability to accumulate advertising time from the stations in the various local markets they serve to create national advertising packages that can compete directly with network advertising.

Although the radio broadcasting industry is highly competitive, barriers to entry do exist with respect to the operation of terrestrial radio stations (which can be mitigated to some extent by, among other things, changing existing radio station formats and upgrading power). The operation of a terrestrial radio station requires a license or other authorization from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market. In addition, the FCC’s multiple ownership rules have historically limited the number of stations that may be owned or controlled by a single entity in a given market. Changes in the FCC’s multiple ownership rules resulting from the Telecommunications Act of 1996 created opportunities for us to acquire and consolidate radio stations in our markets. Further changes to the FCC’s ownership rules (discussed in the “Federal Regulation of Radio Broadcasting” section below) significantly changed how the FCC reviews radio station transactions, which has the effect in some instances of both (i) decreasing the number of radio stations deemed to be in the market overall, thereby lowering the applicable ownership tier, and (ii) increasing the number of radio stations that we are deemed to own in the market. Under the revised rule, our station portfolio exceeded the applicable ownership limit in seven markets. As a result of the ABC Merger, we were required to divest 11 stations in seven markets because the FCC deemed the ABC Merger to be a “substantial change” in control (as defined under the FCC’s rules and policies) of the Company. The 11 stations were assigned on June 12, 2007 to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules. During 2008, we acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required us to assign one of our existing stations in our Salt Lake City market into a divestiture trust (together with Last Bastion, the “Divestiture Trusts”). After the completion of sales of certain stations that had been transferred to the Divestiture Trusts in 2007 and 2008, as of December 31, 2010, we had eight stations remaining in the Divestiture Trusts. We retain a beneficial interest in the stations until such stations are sold to third parties. The revised rule also affects our ability to expand our ownership in certain markets.

The radio broadcasting industry is also subject to technological change, evolving industry standards, changing policies, and the emergence of new media technologies. Several new media technologies and services have been developed and have emerged, including:

•	Satellite-delivered digital audio radio service, which provides subscriber-based satellite radio services with numerous niche formats;

•	Audio programming by cable systems, direct-broadcast satellite systems, content available over the Internet and other digital audio broadcast formats;

•	High definition radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	Low power FM radio, which could result in additional FM radio broadcast outlets that are designed to serve small, localized areas; and

•	iPod or similar personal communication devices.

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

The minimum and maximum facilities requirements for an FM station are determined by its class. Some FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as Class A, B1, C3, B, C2, C1, C0 and C, in order of increasing power and antenna height. Class C FM stations are subject to involuntary downgrades to Class C0 in various circumstances if they do not meet certain antenna height specifications. Several of our stations have been downgraded, and one proceeding is pending that could result in a downgrade, but the downgrades have no effect on the stations’ existing signals. We have several applications currently pending to upgrade the facilities of various of our stations.

The following table sets forth the metropolitan market served (the city of license may differ), call letters, FCC license classification, and FCC license expiration date of each of the stations that we own as of December 31, 2010. We hold our FCC licenses through several wholly-owned subsidiaries. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station’s coverage during the nighttime hours of operation. The market assignments on this table reflect our regional station groups for accounting and operational purposes and do not necessarily reflect assignment of a station to the relevant market as defined by Arbitron.

Market (1)	Station	FCC Class	Expiration date of license
Albuquerque, NM	KKOB(AM)	B	10/1/2013
	KKOB-FM	C	10/1/2013
	KMGA(FM)	C	10/1/2013
	KNML(AM)	B	10/1/2013
	KRST(FM)	C	10/1/2013
	KTBL(AM)	B	10/1/2013
	KDRF(FM)	C	10/1/2013
Allentown/Bethlehem, PA	WCTO(FM)	B	8/1/2014
	WLEV(FM)	B	8/1/2014
Atlanta, GA	WKHX-FM	C0	4/1/2012
	WYAY(FM)	C	4/1/2012
Augusta/Waterville, ME	WEBB(FM)	C1	4/1/2014
	WJZN(AM)	C	4/1/2014
	WMME-FM	B	4/1/2014
	WTVL(AM)	C	4/1/2014
Baton Rouge, LA	KQXL-FM	C2	6/1/2012
	WCDV(FM)	C	6/1/2012
	WEMX(FM)	C1	6/1/2012
	WIBR(AM)	B	6/1/2012
	WXOK(AM)	B	6/1/2012
Binghamton, NY	WAAL(FM)	B	6/1/2014
	WHWK(FM)	B	6/1/2014
	WNBF(AM)	B	6/1/2014
	WWYL(FM)	A	6/1/2014
	WYOS(AM)	B	6/1/2014

Market (1)	Station	FCC Class	Expiration date of license
Birmingham, AL	WAPI(AM)	B	4/1/2012
	WJOX(AM)	B	4/1/2012
	WAPI-FM	C1	4/1/2012
	WUHT(FM)	C1	4/1/2012
	WJOX-FM	C0	4/1/2012
	WZRR(FM)	C0	4/1/2012
Boise, ID	KBOI(AM)	B	10/1/2013
	KIZN(FM)	C	10/1/2013
	KKGL(FM)	C	10/1/2013
	KQFC(FM)	C	10/1/2013
	KTIK-FM	C	10/1/2013
	KTIK(AM)	B	10/1/2013
Buffalo/Niagara Falls, NY	WEDG(FM)	B	6/1/2014
	WGRF(FM)	B	6/1/2014
	WHLD(AM)	B	6/1/2014
	WHTT-FM	B	6/1/2014
	WBBF(AM)	D	6/1/2014
Charleston, SC	WSSX-FM	C0	12/1/2011
	WIWF(FM)	C	12/1/2011
	WTMA(AM)	B	12/1/2011
	WWWZ(FM)	C2	12/1/2011
Chattanooga, TN	WGOW(AM)	B	8/1/2012
	WGOW-FM	A	8/1/2012
	WOGT(FM)	C3	8/1/2012
	WSKZ(FM)	C	8/1/2012
Chicago, IL	WLS(AM)	A	12/1/2012
	WLS-FM	B	12/1/2012
Colorado Springs, CO	KKFM(FM)	C	4/1/2013
	KKMG(FM)	C	4/1/2013
	KKPK(FM)	C	4/1/2013
	KCSF(AM)	B	4/1/2013
	KVOR(AM)	B	4/1/2013
	KATC-FM	C	4/1/2013
Columbia, SC	WISW(AM)	B	12/1/2011
	WLXC(FM)	A	12/1/2011
	WNKT(FM)	C2	12/1/2011
	WOMG(FM)	A	12/1/2011
	WTCB(FM)	C1	12/1/2011
Dallas/Fort Worth, TX	WBAP(AM)	A	8/1/2013
	WBAP-FM	C	8/1/2013
	KSCS(FM)	C	8/1/2013
Des Moines, IA	KBGG(AM)	B	2/1/2013
	KHKI(FM)	C1	2/1/2013
	KGGO(FM)	C0	2/1/2013
	KJJY(FM)	C2	2/1/2013
	KWQW(FM)	C2	2/1/2013
Detroit, MI	WJR(AM)	A	10/1/2012
	WDVD(FM)	B	10/1/2012
	WDRQ(FM)	B	10/1/2012

Market (1)	Station	FCC Class	Expiration date of license
Erie, PA	WXKC(FM)	B	8/1/2014
	WXTA(FM)	B1	8/1/2014
	WRIE(AM)	B	8/1/2014
	WQHZ(FM)	A	8/1/2014
Flint, MI	WFBE(FM)	B	10/1/2012
	WTRX(AM)	B	10/1/2012
Grand Rapids, MI	WJRW(AM)	B	10/1/2012
	WTNR(FM)	B	10/1/2012
	WLAV-FM	B	10/1/2012
	WBBL-FM	B	10/1/2012
	WHTS(FM)	B	10/1/2012
Harrisburg/Lebanon/Carlisle, PA	WMHX(FM)	B	8/1/2014
	WQXA-FM	B	8/1/2014
	WCAT-FM	A	8/1/2014
Johnson City/Kingsport/Bristol, TN/VA	WXSM(AM)	B	8/1/2012
	WJCW(AM)	B	8/1/2012
	WGOC(AM)	B	8/1/2012
	WKOS(FM)	A	8/1/2012
	WQUT(FM)	C	8/1/2012
Knoxville, TN	WIVK-FM	C	8/1/2012
	WNML(AM)	B	8/1/2012
	WNML-FM	A	8/1/2012
	WOKI(FM)	C3	8/1/2012
	WNRX(FM)	A	8/1/2012
Kokomo, IN	WWKI(FM)	B	8/1/2012
Lafayette, LA	KNEK(AM)	D	6/1/2012
	KRRQ(FM)	C2	6/1/2012
	KSMB(FM)	C	6/1/2012
	KXKC(FM)	C0	6/1/2012
	KNEK-FM	C3	6/1/2012
Lancaster, PA	WIOV-FM	B	8/1/2014
	WIOV(AM)	C	8/1/2014
Lansing/East Lansing, MI	WFMK(FM)	B	10/1/2012
	WITL-FM	B	10/1/2012
	WJIM(AM)	C	10/1/2012
	WJIM-FM	B	10/1/2012
	WMMQ(FM)	B	10/1/2012
	WVFN(AM)	D	10/1/2012
Little Rock, AR	KAAY(AM)	A	6/1/2012
	KARN(AM)	B	6/1/2012
	KIPR(FM)	C1	6/1/2012
	KLAL(FM)	C1	6/1/2012
	KPZK(AM)	B	6/1/2012
	KURB(FM)	C	6/1/2012
	KARN-FM	C2	6/1/2012
Los Angeles, CA	KABC(AM)	B	12/1/2013
	KLOS(FM)	B	12/1/2013
Memphis, TN	WRBO(FM)	C1	6/1/2012
	WGKX(FM)	C	8/1/2012
	WXMX(FM)	C1	8/1/2012
	WKIM(FM)	C1	8/1/2012

Market (1)	Station	FCC Class	Expiration date of license
Minneapolis/St. Paul, MN (2)	KQRS-FM	C	4/1/2013
	KXXR(FM)	C	4/1/2013
	WGVX(FM)(2)	A	4/1/2013
	WGVY(FM)(2)	C3	4/1/2013
	WGVZ(FM)(2)	A	4/1/2013
Modesto, CA	KATM(FM)	B	12/1/2013
	KDJK(FM)	A	12/1/2013
	KESP(AM)	B	12/1/2013
	KHKK(FM)	B	12/1/2013
	KHOP(FM)	B	12/1/2013
	KWNN(FM)	A	12/1/2013
Muncie/Marion, IN	WLTI(AM)	B	8/1/2012
	WMDH-FM	B	8/1/2012
Muskegon, MI	WLCS(FM)	A	10/1/2012
	WKLQ(AM)	C	10/1/2012
	WVIB(FM)	A	10/1/2012
	WLAW(FM)	A	10/1/2012
	WWSN(FM)	A	10/1/2012
Nashville, TN	WGFX(FM)	C1	8/1/2012
	WKDF(FM)	C0	8/1/2012
New Bedford/Fall River, MA	WBSM(AM)	B	4/1/2014
	WFHN(FM)	A	4/1/2014
New London, CT	WQGN-FM	A	4/1/2014
	WXLM(AM)	D	4/1/2014
	WMOS(FM)	A	4/1/2014
	WELJ(FM)	A	6/1/2014
New Orleans, LA	KMEZ(FM)	C1	6/1/2012
	KKND(FM)	C3	6/1/2012
	WRKN(FM)	C	6/1/2012
	WMTI(FM)	C2	6/1/2012
New York, NY	WABC(AM)	A	6/1/2014
	WPLJ(FM)	B	6/1/2014
Oklahoma City, OK	KATT-FM	C1	6/1/2013
	KKWD(FM)	A	6/1/2013
	WWLS-FM	C1	6/1/2013
	KYIS(FM)	C	6/1/2013
	WWLS(AM)	B	6/1/2013
	WKY(AM)	B	6/1/2013
Portland, ME	WBLM(FM)	C	4/1/2014
	WCYY(FM)	B1	4/1/2014
	WHOM(FM)	C	4/1/2014
	WJBQ(FM)	B	4/1/2014
Portsmouth/Dover/Rochester, NH	WOKQ(FM)	B	4/1/2014
	WPKQ(FM)	C	4/1/2014
	WSAK(FM)	A	4/1/2014
	WSHK(FM)	A	4/1/2014
Presque Isle, ME	WBPW(FM)	C	4/1/2014
	WOZI(FM)	C2	4/1/2014
	WQHR(FM)	C	4/1/2014

Market (1)	Station	FCC Class	Expiration date of license
Providence/Warwick/Pawtucket, RI	WPRO(AM)	B	4/1/2014
	WPRO-FM	B	4/1/2014
	WPRV(AM)	B	4/1/2014
	WEAN-FM	A	4/1/2014
	WWLI(FM)	B	4/1/2014
	WWKX(FM)	A	4/1/2014
Reno, NV	KBUL-FM	C	10/1/2013
	KKOH(AM)	B	10/1/2013
	KNEV(FM)	C	10/1/2013
	KWYL(FM)	C	12/1/2013
Saginaw/Bay City/Midland, MI	WHNN(FM)	C	10/1/2012
	WILZ(FM)	A	10/1/2012
	WIOG(FM)	B	10/1/2012
	WKQZ(FM)	C2	10/1/2012
Salt Lake City/Ogden/Provo, UT	KKAT(AM)	D	10/1/2013
	KBEE(FM)	C	10/1/2013
	KBER(FM)	C	10/1/2013
	KENZ(FM)	C	10/1/2013
	KHTB(FM)	C	10/1/2013
	KFNZ(AM)	B	10/1/2013
	KJQS(AM)	C	10/1/2013
	KUBL-FM	C	10/1/2013
San Francisco, CA	KGO(AM)	A	12/1/2013
	KSFO(AM)	B	12/1/2013
Springfield, MA	WHLL(AM)	C	4/1/2014
	WMAS-FM	B	4/1/2014
Stockton, CA	KJOY(FM)	A	12/1/2013
	KWIN(FM)	A	12/1/2013
Syracuse, NY	WAQX-FM	B1	6/1/2014
	WXTL(FM)	A	6/1/2014
	WSKO(AM)	B	6/1/2014
	WNTQ(FM)	B	6/1/2014
Tucson, AZ	KCUB(AM)	B	10/1/2013
	KHYT(FM)	C	10/1/2013
	KIIM-FM	C	10/1/2013
	KSZR(FM)	A	10/1/2013
	KTUC(AM)	C	10/1/2013
Tuscaloosa, AL	WBEI(FM)	C2	4/1/2012
	WDGM(FM)	C3	4/1/2012
	WFFN(FM)	C2	4/1/2012
	WTSK(AM)	D	4/1/2012
	WTUG-FM	C1	4/1/2012
Washington, D.C	WMAL(AM)	B	10/1/2011
	WRQX(FM)	B	10/1/2011
	WVRX(FM)	B	10/1/2011
Wilkes-Barre/Scranton, PA	WARM(AM)	B	8/1/2014
	WBHT(FM)	A	8/1/2014
	WBSX(FM)	B	8/1/2014
	WSJR(FM)	A	8/1/2014
	WBHD(FM)	A	8/1/2014
	WMGS(FM)	B	8/1/2014
Worcester, MA	WORC-FM	A	4/1/2014
	WWFX(FM)	A	4/1/2014
	WXLO(FM)	B	4/1/2014

(1)	The FCC deemed that the ABC Merger resulted in a substantial change in control (as defined under the FCC’s rules and policies), and we were required to divest 11 stations that exceeded the applicable ownership limits under the FCC’s rules. Therefore, these stations were assigned to Last Bastion as of the closing date of the ABC Merger. Also, the Company has transferred a station to the Divestiture Trusts to comply with FCC ownership limits in connection with a station acquisition. After the completion of sales of certain of such stations that had been assigned to the Divestiture Trusts, including one that closed on February 4, 2011, seven stations remain in the Divestiture Trusts.

(2)	WGVX, WGVY and WGVZ are operated as a single station.

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

Multiple Ownership Rules

The Communications Act imposes specific limits on the number of commercial radio stations an entity can own in a single market. FCC rules and regulations implement these limitations. In 2003, the FCC adopted new multiple ownership rules following a comprehensive review of its ownership regulations. The ownership rules adopted in 2003 included: (i) new cross-media limits that in certain markets eliminated the newspaper-broadcast cross-ownership ban and altered the television-radio cross-ownership limitations; and (ii) regulations that revised the manner in which the radio numeric ownership limitations were to be applied, substituting where available geographic markets as determined by Arbitron in place of the former standard which was based on certain overlapping signal contours. The FCC’s decision was appealed to the Third Circuit, which stayed the effective date for the new rules. In June 2004, the Third Circuit affirmed the FCC’s decision to use Arbitron radio market definitions, where available, in the application of the ownership limitations, but remanded the case to the FCC for further consideration of, among other matters, the numerical limits imposed on the number of AM or FM stations a single party could own in such markets. On September 3, 2004, the Third Circuit granted the FCC’s request for a partial lifting of the stay of the 2003 radio ownership rules and allowed four aspects of the new rules to take effect: (a) the use of Arbitron markets to define local radio markets where available; (b) the inclusion of non-commercial radio stations in determining the number of stations in the market; (c) the attribution of joint sales agreements with in-market stations; and (d) the limitations on the transfers of non-compliant ownership clusters. In December 2007, the FCC adopted an order that modified only the newspaper/broadcast cross-ownership rule to adopt a rebuttable presumption permitting the cross-ownership of one newspaper and one television or radio station in the top 20 television markets under certain circumstances, and establishing a waiver procedure applicable to such combinations in smaller markets. The FCC declined to make changes to any other broadcast ownership rules and retained the rules as then in effect. This decision was also appealed to the Third Circuit. The FCC advised the Court that the December 2007 decision may not represent the majority view of the current FCC, and asked the Court to defer to further proceedings contemplated before the FCC. The Court has recently requested that the FCC show cause why the stay of the newspaper/broadcast cross-ownership rule, as adopted in December 2007, should not be lifted and the appeals heard. At this time, the decision remains subject to administrative and judicial appeal. In May 2010, the FCC issued a Notice of Inquiry, which posed broad-based questions intended to define the analytical framework and scope of the FCC’s statutorily mandated quadrennial review of the multiple ownership rules. The FCC’s ownership rules are briefly summarized below.

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

Ownership Attribution Rules

The FCC’s multiple ownership rules apply to “attributable” interests in broadcast stations or daily newspapers held by an individual, corporation, partnership or other association. In the case of corporations directly or indirectly controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock are generally attributable. Some passive investors are attributable only if they hold 20% or more of the corporation’s voting stock. However, all minority stockholder interests (other than interests subject to the debt/equity plus rule discussed in the next paragraph) are exempt from attribution if a single stockholder controls a majority of the voting shares in the corporation.

Notwithstanding the presence of a single majority stockholder, the FCC will attribute the interests of various creditors or investors in a corporation under the so-called “debt/equity plus” rule. Under this rule, a major programming supplier or a same-market owner will be treated as an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15% of the station’s weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television, and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the debt/equity plus rule.

The attribution rules could limit the number of radio stations we may acquire or own in any market and may also limit the ability of various potential buyers of stations owned by us from being able to purchase some or all of the stations they might otherwise wish to purchase from us. To address the possibility that attributable interests held by minority stockholders could limit our ability to acquire stations, our certificate of incorporation provides that, among other things, our capital stock is subject to redemption by action of our board of directors to the extent necessary to bring us into compliance with the FCC’s ownership rules.

Alien Ownership Rules

The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation organized under the laws of a foreign country or of which more than 20% of its capital stock is collectively owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. These restrictions apply in similar fashion to other forms of businesses and organizations, including partnerships and limited liability companies. Our certificate of incorporation provides our board of directors with various options to ensure compliance with the Communication Act and the FCC Regulations, including the ability to redeem a portion of our capital stock to the extent necessary to bring us into compliance with the Communications Act or FCC regulations to prevent the loss of any of our FCC licenses.

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

The FCC’s ownership rules extend ownership attribution to certain joint sales agreements as well. See “Multiple Ownership Rules” above. Under a joint sales agreement, one radio station sells the commercial time on a separately owned and licensed radio station, but does not provide programming as under a time brokerage or local marketing agreement. A radio station that sells more than 15% of the advertising time of another radio station in the same market will be considered to have an attributable ownership interest in the other station for purposes of the FCC’s multiple ownership rules.

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

The FCC’s equal employment opportunity (“EEO”) rules are outreach and recruitment focused and require that broadcasters: (1) widely disseminate information for each full-time job vacancy, except for vacancies filled in exigent circumstances; (2) provide notification to community and recruitment organizations that have requested information on all or selected job vacancies; and (3) participate in “longer-term” recruitment initiatives, such as job fairs, internships, scholarships and EEO/anti-discrimination training programs. Broadcasters remain subject to the FCC’s anti-discrimination policy. The EEO rules also require a broadcaster to keep extensive internal records regarding its recruitment efforts including information regarding its recruitment sources and interviewees, notification to requesting community groups and specifics regarding participation in the longer-term initiatives.

The Communications Act and an implementing FCC rule require that when money, goods, services or other valuable consideration has been paid or promised to a station or any employee for the broadcast of programming, appropriate sponsorship identification announcement(s) must be given. Following inquiries initiated by the FCC regarding sponsorship identification practices at several media companies, including our company, we and other media companies entered into consent decrees resolving the matter in 2007. Pursuant to the consent decree, the Company agreed to adopt certain business reforms and compliance plans that remained in effect for three years. The Company admitted no violations of any FCC rules in connection with the investigation, and the FCC found none. The FCC also has under consideration rule-making proceeding concerning sponsorship identification issues, such as product placement. Whether any new regulations are ultimately adopted and become effective, and, if so, the effect of such rules on our operations, cannot currently be determined.

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

Indecency Regulation

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC in recent years has stepped up its enforcement activities as they apply to indecency and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. In July 2007, the FCC implemented increased forfeiture amounts that were enacted by Congress for indecency violations. The maximum permitted fine for an indecency violation is $325,000 per incident, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act. As a result, and depending on the outcome of litigation (discussed below) we could face increased costs in the form of fines and greater risk that we could lose one or more broadcasting licenses. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming. We also have a few outstanding indecency proceedings against our stations.

Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. This decision is subject to rehearing and possible appeal to the Supreme Court. We cannot predict the outcome of these proceedings or whether Congress will consider or adopt further legislation in this area.

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

•	proposals to increase regulatory fees or to impose spectrum use or other fees on FCC licensees;

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations;

•	technical and frequency allocation matters and changes to broadcast technical requirements;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to restrict or prohibit the advertising of on-line casinos or on-line sports-betting services;

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions;

•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming;

•	proposals to shorten the term of broadcasting licenses; and

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

For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “Hart-Scott-Rodino Act”), and the rules promulgated thereunder, require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. During the initial 30-day period after the filing, the agencies decide which of them will investigate the transaction. If the investigating agency determines that the transaction does not raise significant antitrust issues, then it will either terminate the waiting period or allow it to expire after the initial 30 days. On the other hand, if the agency determines that the transaction requires a more detailed investigation, then, at the conclusion of the initial 30-day period, it will issue a formal request for additional information. The issuance of a formal request extends the waiting period until the 20th calendar day after the date of substantial compliance by all parties to the acquisition. Thereafter, the waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a formal request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including persuading the agency that the proposed acquisition would not violate the antitrust laws, restructuring the proposed acquisition, divestiture of other assets of one or more parties, or abandonment of the transaction. These discussions and negotiations can be time consuming, and the parties may agree to delay completion of the acquisition during their pendency. Additionally, the FTC has initiated a rule-making proceeding that proposes numerous changes to the information to be provided both as part of the premerger notification and in response to a request for additional information.

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

Employees

As of December 31, 2010, we had approximately 2,600 full-time employees and approximately 1,500 part-time employees, of which approximately 200 are covered by collective bargaining agreements. We consider our relations with our employees generally to be good.

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

Available Information

Our Internet address is www.citadelbroadcasting.com. The information that appears on our website is not part of, and is not incorporated into, this report. You may obtain through our Internet website, free of charge, access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). Our SEC filings are also accessible through the internet on the SEC’s website at www.sec.gov. You may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549, or you may call 1-800-SEC-0330 for more information.

ITEM 1A.	RISK FACTORS

The risks and uncertainties described below are not the only risks and uncertainties that we may face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business operations. If any of those risks actually occurs, our business, cash flows, financial condition and results of operations would suffer. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this annual report.

Risks Relating to the Pending Cumulus Merger

We are subject to business uncertainties and contractual restrictions while the Cumulus Merger is pending.

Uncertainty about the effect of the pending Cumulus Merger on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Cumulus Merger is completed, and could cause customers and others that deal with us to defer decisions concerning us, or to seek to change existing business relationships with us. If key employees depart because of uncertainty about their future roles and the potential complexities of integration, our business, or the combined company’s business following the Cumulus Merger, could be harmed. In addition, the merger agreement restricts us from making acquisitions or dispositions and taking other specified actions without the consent of Cumulus until the Cumulus Merger occurs. These restrictions may prevent us from pursuing attractive business opportunities or address other developments that may arise prior to the completion of the Cumulus Merger.

Failure to complete the Cumulus Merger could negatively affect the stock price and the future business and financial results of the Company.

Consummation of the Cumulus Merger is conditioned, among other things, on the (i) adoption of the merger agreement by our stockholders (voting together as a single class), (ii) absence of certain legal impediments to the consummation of the Cumulus Merger, (iii) effectiveness of a Form S-4 registration statement to be filed by Cumulus and (iv) receipt of certain regulatory approvals regarding the transactions contemplated by the merger agreement, including expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and approval by the FCC.

There is no assurance that the Company and Cumulus will receive the necessary regulatory or stockholder approvals or satisfy the other conditions to the completion of the Cumulus Merger. If the Cumulus Merger is not completed for any reason, we will be subject to several risks, including the following:

•

We may be required to pay significant transaction costs related to the Cumulus Merger, including under certain circumstances, a termination fee of up to $80 million payable to Cumulus, and many of our costs relating to the Cumulus Merger (such as legal, accounting, and a portion of our financial advisory fees) are payable by the Company whether or not the Cumulus Merger is completed;

•

The current market price of our common stock and warrants may reflect a market assumption that the Cumulus Merger will occur, and a failure to complete the Cumulus Merger could result in a negative perception by the market of the Company generally and a resulting decline in the market price of our common stock and warrants;

•

There may be substantial disruption to our business and a distraction of its management and employees from day-to-day operations, because matters related to the Cumulus Merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial; and

•	We would continue to face the risks that we currently face as an independent company, as further described herein.

If the Cumulus Merger is not completed, the risks described above may materialize and materially adversely affect our business, financial results, financial condition, and stock price.

The merger agreement limits our ability to pursue alternatives to the Cumulus Merger.

The merger agreement prohibits us from soliciting, initiating or encouraging alternative merger or acquisition proposals with any third party. These provisions may limit our ability to pursue a proposal from a third party.

There may be a long delay between the receipt of our necessary stockholder approval for the Cumulus Merger and the closing of the transaction, during which time we will lose the ability to consider and pursue alternative acquisition proposals, which might otherwise be superior to the Cumulus Merger.

Following our stockholder approval, the merger agreement prohibits us from taking any actions to review, consider or recommend any alternative acquisition proposals, including those that could be superior to our stockholders, when compared to the Cumulus Merger. Given the potentially long delay between stockholder approval and antitrust and FCC clearance, the time during which we could be prevented from reviewing, considering or recommending such proposals could be significant.

Risks Related to Our Business

Our business is highly dependent on spending by advertisers. Advertising spending in the United States has declined significantly from its peak levels and there is no assurance that the radio broadcasting market will recover in the near future or that it will not suffer a significant further downturn.

Since virtually all of our net revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations, and the net revenue of our Radio Network segment is also dependent on national advertising, the recent downturn in the United States economy had a material adverse impact on our revenue and profit margins.

A continued slowdown or additional downturn in the U.S. economy could have a significant adverse impact on us, as advertisers generally reduce their spending during economic downturns. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets could be adversely affected by continuing local or regional economic downturns. The current state of the economy could also adversely affect our ability to collect accounts receivable from advertisers. In addition, a significant percentage of our advertising revenue is generated from the sale of advertising to the automotive, financial services, and retail industries. These industries have been adversely affected by the downturn in our economy, and a significant decrease in these revenues in the future could have a material adverse effect on our results of operations and cash flows.

We may lose audience ratings, market share and advertising revenue to competing radio stations, radio networks or other types of media competitors.

We operate in a highly competitive industry. Our business is broken down into two reportable segments: our Radio Markets and our Radio Network. Both segments of our business compete for audiences, creative and performing talent, broadcast rights, market share and advertiser support with other radio stations and station groups, radio networks, other syndicated programming and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, Internet radio, the Internet and hand-held programmable devices, such as iPods and cellular phones. Adverse changes in audience ratings, internet traffic and market share could lead to a loss of our listenership base and could have a material adverse effect on our revenue. Any adverse change in a particular market or in the relative market positions of the stations located in a particular market, or any adverse change in listeners’ preferences could have a material adverse effect on our revenue or ratings. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future or offer syndicated programming that competes with our programming, and these companies may be larger and have more financial resources than we do. In addition, from time to time, other stations may change their format or programming, or a station may adopt a format to compete directly with us for audiences and advertisers. These tactics could result in lower ratings, listenership or lower market share and, hence, lower advertising revenue or increased promotion and other expenses and, consequently, could lower our earnings and cash flow. Audience preferences as to format or programming may also shift due to demographic changes, personnel or other programming changes, a decline in broadcast listening trends or other reasons. We may not be able to adapt to these changes or trends, all of which would have a material adverse impact on our business and results of operations.

We may lose key on-air talent to competing radio stations, radio networks or other types of media competitors.

The Radio Markets and Radio Network compete for creative and performing on-air talent with other radio stations and station groups, radio networks, and other providers of syndicated programming and other media such as broadcast television, cable television, satellite television, the Internet and satellite radio. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons. Any adverse changes in particular programs, formats or on-air talent could have a material adverse effect on our ratings and our ability to attract local and/or national advertisers, which would negatively impact our revenues, or could require increased expenses.

Future losses could be caused by future asset impairment of our FCC licenses and/or goodwill.

In previous years, we have incurred significant non-cash impairment losses with regard to our indefinite-lived intangible assets. As a result of fresh-start reporting, FCC licenses were revalued to $893.6 million, and goodwill was revalued to $763.8 million. As of December 31, 2010, our FCC licenses and goodwill comprise 69% of our consolidated total assets. The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future. The fair value measurements for both our goodwill and indefinite-lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.

Given the current economic environment and uncertainties surrounding the potential negative impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the economic downturn, or the period and strength of recovery, made for the purpose of our non-amortizable intangible fair value estimates, will prove to be accurate. Interim and/or annual impairment testing, as applicable, could result in future impairment losses.

The fair value of FCC licenses and goodwill is primarily dependent on the expected future cash flows of the Radio Markets and Radio Network. If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses or goodwill for these reporting units below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations. Factors that could result in future impairment losses are further discussed in the section entitled “Critical Accounting Policies” within Item 7.

Our results may be adversely affected if long-term contracts are not renewed on sufficiently favorable terms.

We sometimes enter into long-term contracts in the ordinary course of business for both the acquisition and distribution of media programming and products, including contracts for both the acquisition and distribution of programming rights for sporting events and other programs, contracts for the distribution of programming to satellite operators and contracts relating to programming produced by third parties on our stations and by our network business. As these contracts expire, the parties must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose these rights, the related programming and related revenue. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than in the past) or the revenue from distribution of programs may be reduced (or increase at slower rates than in the past). With respect to the acquisition of programming rights, the impact of these long-term contracts on our results over the terms of the contracts will depend on a number of factors beyond our control, including the strength of advertising markets, the effectiveness of marketing efforts, the size of viewer audiences, and the related contract expenses and costs. There can be no assurance that revenue from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.

The loss of affiliation agreements by our Radio Network could materially adversely affect our results of operations.

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

Our businesses depend upon the efforts, abilities and expertise of our senior management team. We cannot assure you that we will be able to retain our current management team. We believe that the skills and experience possessed by our senior management team would be difficult to replace, and the loss of one or more members of our senior management team could have a material adverse effect on us, including impairing our ability to execute our business strategy. Each of our named executive officers (other than Ms. Glassman and Mr. Suleman) may terminate his or her employment within 90 days following Mr. Suleman’s ceasing to serve as our chief executive officer by reason of his termination by us without cause or upon his resignation and be entitled to a payment under his or her employment agreement. We also believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel.

To remain competitive, we must respond to changes in technology, services and standards that characterize our industry.

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies and trends, which could cause listeners to shift their time away from traditional radio to alternative formats. We may not have the resources to acquire new technologies or to introduce new services that could compete with these new technologies and may allow us to adapt to new trends.

Various new media technologies and services have been developed and have emerged, including:

•	Satellite-delivered digital audio radio service, which provides subscriber-based satellite radio services with numerous niche formats;

•	Audio programming by cable systems, direct-broadcast satellite systems, content available over the Internet and other digital audio broadcast formats;

•	High definition radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	Low power FM radio, which could result in additional FM radio broadcast outlets that are designed to serve small, localized areas; and

•	iPod or similar personal communication devices.

Although the radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, including the introduction of new technologies used in automobiles, as a result, in part, of an increasingly large human population, greater use of the automobile and increased commuter times, we cannot guarantee that this historical growth will continue. Some of the new technologies, particularly satellite digital audio radio service and Internet radio, compete for the consumer’s attention in the car, workplace and elsewhere. In addition, we cannot predict the effect, if any, that competition arising from new technologies or regulatory changes may have on the radio broadcasting industry or on our financial condition and results of operations, some of which could result in the imposition of significant costs and expenses not previously part of our business operations.

Our businesses depend upon licenses issued by the FCC, and if licenses were not renewed or we were to be out of compliance with FCC regulations and policies, our business would be materially impaired.

Our businesses depend upon maintaining their broadcasting licenses issued by the FCC, which are currently issued for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. In the last renewal cycle, all of our licenses were renewed; however, we cannot be certain that our future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations, could result in material impairment and could adversely affect our liquidity and financial condition. If any of our FCC licenses is not renewed, it could prevent us from operating the affected station and generating revenue from it. Further, the FCC has a general policy restricting the transferability of a station license while a renewal application for that station is pending, although FCC policy generally permits license assignments and transfers in transactions involving multiple markets to proceed, notwithstanding the pendency of one or more license renewal applications, and the parties will request application of this policy with respect to the Cumulus Merger.

In addition, we must comply with extensive FCC regulations and policies governing the ownership and operation of our radio stations, including the prohibition on certain payments to our employees, commonly referred to as “payola,” which could result in increased costs associated with the adoption and implementation of stricter compliance procedures at our broadcast facilities or FCC fines. FCC regulations also limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our businesses. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on our businesses. Moreover, governmental regulations and policies may change over time, and the changes may have a material adverse impact upon our businesses, financial condition and results of operations. For further details on federal regulation of radio broadcasting, see “Business—Federal Regulation of Radio Broadcasting.”

We may be adversely affected by the FCC’s more rigorous enforcement of its indecency regulations against the broadcast industry as well as by the increased amounts of the potential fines.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC vigorously enforces its indecency rules against the broadcasting industry as a whole, and violations of these rules may result in fines or, in some instances, revocation of an FCC license. The FCC also imposes separate fines for each allegedly indecent “utterance” within a program. In addition, the maximum forfeiture for a single indecency violation was increased to $325,000, with a maximum forfeiture exposure of up to $3,000,000 for any continuing violation arising from a single act or failure to act. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. We cannot predict the outcome of these court proceedings or whether Congress will consider or adopt further legislation in this area. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming. To the extent these inquiries or other proceedings by the FCC result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operations and business could be materially adversely affected.

We are currently in the process of negotiating music licensing agreements with certain performing rights organizations and as a result our royalty fees may increase.

Effective December 31, 2009, our radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired. The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, had reached an agreement with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on long-term fees between the RMLC and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period. In May 2010 and June 2010, the U.S. District Court’s judges charged with determining the licenses fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC. When the license fee negotiations are finalized, the rate will be retroactive to January 1, 2010, and the amounts could be greater or less than the temporary fees and could be material to our financial results and cash flows.

Proposed legislation requires radio broadcasters to pay royalties to record labels and recording artists.

Legislation was introduced in the last Congressional session that would require radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. The legislation failed to pass, but is expected to be reintroduced in the next Congress. Currently, we pay royalties to song composers and publishers through Broadcast Music, Inc., the American Society of Composers, Authors and Publishers and SESAC, Inc. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. In addition, radio and recording industry representatives have entered into negotiations which may result in an agreement to resolve the performance fee issue. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to fees, and what significance this royalty would have on our results from operations, cash flows or financial position.

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

Due to various market and financial conditions, we may not be able to successfully complete future dispositions of our radio stations or future acquisitions of other radio stations.

We engage in strategic sales of our radio stations, as it makes financial sense to do so and meets our overall business needs, and have also been required by the FCC to divest certain of our radio stations. However, in light of the current financial and economic market conditions, both in the radio industry and in the overall U.S. economy, our consummation of future radio station dispositions, even those required divestitures, may be very difficult, and our ability to consummate future dispositions is uncertain. In addition, we pursue strategic acquisitions of individual radio stations and groups of radio stations in order to grow. However, our ability to identify and consummate future acquisitions is uncertain, as we may not be able to secure the necessary financing to make additional future acquisitions and may face constraints posed by the FCC cross ownership rules.

Our business is dependent on our ability to access the capital markets.

We have been required, and may in the future be required, to access debt and capital markets to obtain funds for general corporate purposes, including working capital, acquisitions, capital expenditures, and share repurchases. The debt and capital markets may experience extreme volatility and disruption from time to time in the future, resulting in higher credit spreads in the capital markets and higher funding costs for us. The cost of accessing debt and capital markets has fluctuated in recent periods, and lenders and institutional investors could require higher rates of return as a result. Lenders have also tightened lending standards, and reduced or ceased their lending to certain borrowers. Deterioration in our business performance, a credit rating downgrade, changes in financial services regulations or adverse changes in the economy could lead to reductions in debt availability and could limit our ability to obtain financings from debt or capital sources or negatively affect the costs or terms on which we may be able to obtain capital, any of which could adversely affect our liquidity, operations and financial condition.

Covenants in our debt instruments may adversely affect us.

Our Credit Facilities and Senior Notes contain financial and other restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; incur liens; enter into transactions with affiliates; and pay dividends or repurchase stock.

Our continued ability to meet the requirements of the covenants in the Credit Facilities and Senior Notes can be affected by events beyond our control, and we cannot provide assurance that we will continue to comply with these covenants. A breach of any of our covenants could result in a default under our Credit Facilities or the Senior Notes. Upon the occurrence of certain defaults under our Credit Facilities or Senior Notes, the lenders or trustee could elect to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders could terminate commitments to extend further credit under our Revolving Loan. If the lenders under our

Credit Facilities or the trustee for our Senior Notes accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets or access to lenders or capital markets to repay or fund the repayment of any amounts outstanding under our Credit Facilities or our Senior Notes.

In addition, the indenture governing our outstanding Senior Notes contains covenants that may require us to offer to repurchase outstanding Senior Notes for a price equal to 101% of the principal amount, plus accrued and unpaid interest, to the repurchase date, upon a change of control triggering event (as defined in the indenture). We cannot assure you that we will have sufficient funds available or access to funding to repurchase tendered Senior Notes in that event, which could result in a default under the Senior Notes. Any future debt that we incur may contain covenants regarding repurchases in the event of a change of control triggering event.

Risks Relating to the Chapter 11 Proceedings

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with our Emergence Plan, we were required to prepare a disclosure statement containing financial information that demonstrated the feasibility of the Emergence Plan and our ability to continue operations upon our emergence from bankruptcy. The information in the disclosure statement and our public filings, including projected financial information and estimates of value, was prepared by us. As indicated in the disclosure statement with respect to the Emergence Plan and the exhibits thereto, the projected financial information and various estimates of value therein discussed should not be regarded as representations or warranties by us or any other person as to the accuracy of such information or that any such projections or valuations will be realized. This information was not audited or reviewed by independent accountants. Those projections and estimates of value have not been, and will not be, updated on an ongoing basis. They reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were, and remain, beyond our control, and such assumptions may no longer be true or may not be true in the future. Projections and estimates of valuation are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections and/or valuation estimates may be wrong in a material respect. Actual results may have varied significantly from those contemplated by the projections and/or valuation estimates.

We may be subject to claims that were not discharged in the Chapter 11 Proceedings, which could have a material adverse effect on our results of operations and profitability.

Substantially all of the claims against us that arose prior to the date of the bankruptcy filing were resolved during our Chapter 11 Proceedings. Subject to certain exceptions (such as certain employee and customer claims) and as set forth in the Emergence Plan, all claims against and interests in us that arose prior to the initiation of our Chapter 11 Proceedings are (1) subject to compromise and/or treatment under the Emergence Plan or (2) discharged, in accordance with the Bankruptcy Code and terms of the Emergence Plan. Pursuant to the terms of the Emergence Plan, the provisions of the Emergence Plan constitute a good faith compromise or settlement of all such claims and the entry of the order confirming the Emergence Plan constitutes the Bankruptcy Court’s approval of the compromise or settlement arrived at with respect to all such claims. Circumstances in which claims and other obligations that arose prior to our bankruptcy filing may not have been discharged include instances where a claimant had inadequate notice of the bankruptcy filing. There may be additional claims and interests in us that were not discharged. We are not aware of any such claims, but can provide no assurance that such claims do not exist or that the impact of any such claims would not be material.

Because our consolidated financial statements reflect fresh-start reporting adjustments made upon emergence from bankruptcy, and because of the effects of the transactions that became effective pursuant to the Emergence Plan, financial information in the post-emergence financial statements is not comparable to our financial information from prior periods.

Upon our emergence from bankruptcy, we adopted fresh-start reporting pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. Further, under fresh-start reporting, the accumulated losses included in stockholders’ deficit were eliminated. In addition to fresh-start reporting, our consolidated financial statements reflect all effects of the transactions contemplated by the Emergence Plan. Thus, our balance sheets and statements of operations data are not comparable in many respects to our consolidated balance sheets and consolidated statements of operations data for periods prior to our adoption of fresh-start reporting and prior to accounting for the effects of the reorganization.

We cannot be certain that the Chapter 11 Proceedings will not adversely affect our operations going forward.

Although we emerged from bankruptcy upon consummation of the Emergence Plan, we cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers, hedging counterparties and others and to attract and retain talent, employees and customers. The failure to obtain such favorable terms and retain talent, employees and customers could adversely affect our financial performance.

We have significant tax assets, usage of which may be subject to limitations in the future.

As of December 31, 2010, we had approximately $225.7 million of net operating losses for U.S federal income tax purposes. However, our Chapter 11 Proceedings resulted in a change of control for purposes of Section 382 of the U.S. Internal Revenue Code of 1986, limiting our ability to utilize approximately $150 million of our net operating losses to offset future federal income tax liabilities. We estimate that the amount of limited net operating losses that we may use in each year through 2030 to offset federal income tax liabilities is approximately $50 million. We expect to increase this amount for certain recognized built-in gains. However, the amount of the increase is uncertain and varies by year.

Risks Related to Our Common Stock

An active, liquid trading market for our common stock may not develop.

There has been no active public market for shares of our class A common stock or our class B common stock. However, each class of our common stock is currently quoted by the Pink OTC Markets Inc., a real-time quotation service for over-the-counter equity securities. As such, our class A common stock and class B common stock may have smaller markets, lower trading volumes and larger spreads between bid and asked prices than securities listed on an established public trading market. These factors may result in higher price volatility and less market liquidity for our class A common stock and class B common stock.

We expect that our stock price will fluctuate significantly.

The trading price of each class of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	a smaller trading market for shares of our common stock;

•	market conditions in the broader stock market;

•	actual or anticipated fluctuations in our quarterly financial and results of operations;

•	introduction of new products or services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	investor perceptions of us and the radio industry;

•	operating performance of our competitors;

•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	litigation and governmental investigations; and

•	changing economic conditions.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price.

If securities or industry analysts do not publish research or reports about our business, publish research or reports containing negative information about our business, adversely change their recommendations regarding our stock or if our results of operations do not meet their expectations, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our price or the trading volume of our common stock to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, the price of our common could decline.

Some provisions of Delaware law and our amended and restated certificate of incorporation and by-laws may deter third parties from acquiring us and diminish the value of our common stock.

Our amended and restated certificate of incorporation and by-laws provide for, among other things:

•	restrictions on the ability of our stockholders to call a special meeting and the business that can be conducted at such meeting;

•	restrictions on the ability of our stockholders to remove a director or fill a vacancy on the board of directors;

•	our ability to issue preferred stock with terms that the board of directors may determine, without stockholder approval;

•	the absence of cumulative voting in the election of directors;

•	a prohibition of action by written consent of stockholders unless such action is recommended by all directors then in office; and

•	advance notice requirements for stockholder proposals and nominations.

We also are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an “interested stockholder,” unless the business combination is approved in a prescribed manner.

These provisions of Delaware law and our amended and restated certificate of incorporation and by-laws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our non-controlling stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

Applicable FCC laws, rules and regulations may make it difficult to effect a change in control of us.

The Communications Act, the rules, regulations and policies promulgated by the FCC (“FCC Regulations”) and our amended and restated certificate of incorporation limit (i) the ownership or voting of more than 20% of the Company’s outstanding capital stock by or for the account of aliens or their representatives or by a foreign government or representative thereof or by any corporation organized under the laws of a foreign country (collectively “Aliens”), or by any other entity (a) that is subject to or deemed to be subject to management influence by Aliens or (b) the equity of which is owned, controlled by, or held for the benefit of, Aliens in a manner that would cause the Company to be in violation of the Communications Act or the FCC Regulations; (ii) prohibit any transfer of the Company’s stock which would cause more than 20% of the Company’s outstanding capital stock to be owned or voted by or for any person or entity designated in foregoing clause (i) and (iii) prohibit the ownership, voting or transfer of any portion of its outstanding capital stock to the extent the ownership, voting or transfer of such portion would cause the Company to violate or otherwise result in violation of any provision of the Communications Act or the FCC Regulations. In addition, pursuant to our restated certificate of incorporation, our board of directors may cause us to redeem capital stock to the extent necessary to bring the Company into compliance with the Communications Act or the FCC Regulations or to prevent the loss of the Company’s FCC licenses.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our Company, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

We have not paid regular or quarterly dividends since our emergence from the Chapter 11 Proceedings and may not in the future.

We have not paid regular or quarterly dividends since our emergence from the Chapter 11 Proceedings. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors including our financial condition and net income, legal requirements, regulatory constraints, contractual limitations (including those imposed by our Credit Agreement, which are discussed below) and such other factors as the board of directors deems relevant. Our Credit Agreement contains a covenant restricting the payment of dividends by us, which is subject to a number of specific exceptions. There can be no assurance of future cash flows from our wholly-owned subsidiaries to pay dividends. Further, we cannot assure you when, whether or at what level we will resume paying dividends on our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES AND FACILITIES

The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

We currently own studio facilities in 23 of our markets and own transmitter and antenna sites in 51 of our markets. We lease the remaining studio and office facilities, including office space in Las Vegas, NV, New York, NY, and Dallas, TX, which are not related to the operations of a particular station, as well as the remaining transmitter and antenna sites. Office space in New York, NY and Dallas, TX is also used for the production and distribution of the Radio Network programming. We do not anticipate any significant difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment, with the exception of the lease of satellite transponder space used to distribute the majority of the Radio Network programming.

ITEM 3.	LEGAL PROCEEDINGS

On December 20, 2009, the Debtors filed voluntary petitions in Bankruptcy Court seeking relief under the Bankruptcy Code. Upon commencement of the Chapter 11 Proceedings, the Debtors also announced that they had reached an accord with over 60% of their senior secured lenders on the terms of a pre-negotiated financial restructuring that sought to extinguish approximately $1.4 billion of indebtedness. Specifically, we entered into a letter agreement, effective as of December 20, 2009 (the “Emergence Plan Support Agreement”), with over 60% of the holders of our secured debt issued pursuant to the Predecessor Senior Credit and Term Facility.

On December 21, 2009, we announced that the Bankruptcy Court granted all of our “first day” motions and applications, which allowed us to satisfy our obligations with cash on hand and pay employee wages, salaries and benefits, among other things, without interruption during the course of restructuring.

On February 3, 2010, the Debtors filed with the Bankruptcy Court a proposed joint plan of reorganization and a related disclosure statement pursuant to Chapter 11 of the Bankruptcy Code. On March 15, 2010, the Debtors filed with the Bankruptcy Court a First Modified Joint Plan of Reorganization and the related disclosure statement pursuant to Chapter 11 of the Bankruptcy Code.

On March 15, 2010, the Bankruptcy Court approved the disclosure statement and authorized the Company to begin soliciting votes on the Emergence Plan.

On May 10, 2010, the Debtors filed the second modified Emergence Plan, reflecting certain technical, nonmaterial modifications to the first modification. Objections to the Debtors’ Emergence Plan were filed with the Bankruptcy Court by several stockholders, and on May 12, 2010, the Bankruptcy Court commenced a multi-day hearing, which ended on May 17, 2010 with the Bankruptcy Court confirming the Debtors’ Emergence Plan.

On May 19, 2010, the Confirmation Date, the Bankruptcy Court entered the Confirmation Order confirming the Emergence Plan, and on May 26, 2010, the FCC granted the long form applications for transfer of control of the Company’s FCC licenses to the new stockholders of our company.

On June 3, 2010, the Debtors consummated their reorganization, and the Emergence Plan became effective. The distribution of securities of the new reorganized successor to our company under the Emergence Plan was made of the Emergence Date. Under the Emergence Plan, the Debtors distributed three forms of equity: class A common stock; class B common stock; and the special warrants.

In October 2010, R2 Investment, LDC (“R2”), a stockholder of our company, filed a motion in the Bankruptcy Court requesting we be directed to revoke awards of restricted common stock granted in August 2010 to certain members of our senior management and our board of directors and instead issue stock options, as R2 contended was required by the Emergence Plan. In early November 2010, certain members of our senior management and our board of directors elected to voluntarily forfeit approximately 2.5 million shares of restricted stock that were granted in August 2010. Based upon (i) the relinquishment of the restricted stock by the named executive officers and our board of directors and (ii) our intent to replace the forfeited shares with options to purchase approximately 3.3 million shares of class A common stock, the terms of which are governed by the Emergence Plan, R2 withdrew its motion without prejudice.

On March 14, 2011, the Company, its board of directors, and Cumulus were named in a putative shareholder class action complaint filed in the District Court of Clark County, Nevada, by a purported Citadel shareholder. On March 23, 2011, these same defendants, as well as Cadet Holding Corporation and Cadet Merger Corporation, were named in a second putative shareholder class action complaint filed in the same court by another purported Citadel shareholder. The complaints allege that the Company’s directors breached their fiduciary duties by approving the Cumulus Merger for allegedly inadequate consideration and following an allegedly unfair sale process. The complaint in the first action also alleges that the Company’s directors breached their fiduciary duties by allegedly withholding material information relating to the Cumulus Merger. The two complaints further allege that the Company and Cumulus aided and abetted the Citadel directors’ alleged breaches of fiduciary duty, and the complaint filed in the second action alleges, additionally, that Cadet Holding Company and Cadet Merger Corporation aided and abetted these alleged breaches of fiduciary duty. The complaints seek, among other things, a declaration that the action can proceed as a class action, an order enjoining the completion of the Cumulus Merger, rescission of the merger, attorneys’ fees, and such other relief as the court deems just and proper. The complaint filed in the second action also seeks rescissory damages. The Company intends to vigorously defend against these actions.

Effective December 31, 2009, the Company’s radio music license agreements with the two largest performance rights organizations, ASCAP and BMI, expired. The RMLC, which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, had reached an agreement with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on long-term fees between the RMLC and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period. In May 2010 and June 2010, the U.S. District Court’s judges charged with determining the licenses fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC. When the license fee negotiations are finalized, the rate will be retroactive to January 1, 2010, and the amounts could be greater or less than the temporary fees and could be material to the Company’s financial results and cash flows. John Sander is currently the chairman of the board of directors of both the Company and BMI.

We are involved in certain other claims and lawsuits arising in the ordinary course of our business. We believe that such litigation matters and claims will be resolved without a material adverse impact on our financial condition, results of operations, or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Predecessor’s common stock traded on the NYSE under the symbol “CDL” until it was delisted from the NYSE as of March 6, 2009 because the Company was not meeting the NYSE’s continued listing criteria. Subsequently, the Predecessor’s common stock traded over-the-counter under the symbol “CTDB” or “CTDBQ” from March 6, 2009 until all such shares were cancelled pursuant to the Emergence Plan in connection with the Company’s emergence from the Chapter 11 Proceedings.

Upon emergence from the Chapter 11 Proceedings, the Company issued shares of class A common stock, class B common stock and special warrants to holders of secured and unsecured claims in satisfaction of such claims. There is currently no established public trading market for our class A common stock or class B common stock. However, shares of our class A common stock and class B common stock are currently quoted by the Pink OTC Markets Inc., a real-time quotation service for over-the-counter equity securities, under the symbols “CDELA” and “CDELB,” respectively. As such, our class A common stock and class B common stock may have smaller markets, lower trading volumes and larger spreads between bid and asked prices than securities listed on an established public trading market. These factors may result in higher price volatility and less market liquidity for our class A common stock and class B common stock.

Number of Stockholders

Based on information available to us and our transfer agent, we believe that as of March 16, 2011, there were approximately 34 holders of record of our class A common stock and approximately 23 holders of record of our class B common stock.

Dividend Policy

We have not paid regular or quarterly dividends since our emergence from the Chapter 11 Proceedings. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors including our financial condition and net income, legal requirements, regulatory constraints, contractual limitations (including those imposed by our Credit Agreement, which are discussed below) and such other factors as the board of directors deems relevant. Our Credit Agreement contains a covenant restricting the payment of dividends by us, which is subject to a number of specific exceptions. There can be no assurance of future cash flows from our wholly-owned subsidiaries to pay dividends. Further, we cannot assure you when, whether or at what level we will resume paying dividends on our common stock.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights
Equity Compensation Plans Approved by Stockholders
2010 Equity Incentive Plan	3,266,629	$29.00
Equity Compensation Plans Not Approved by Stockholders
None	—	—

Total	3,266,629

Plan Category	Number of Shares to be Issued Upon Vesting of Nonvested Shares or Nonvested Share Units	Weighted Average Grant Date Fair Value
Equity Compensation Plans Approved by Stockholders
2010 Equity Incentive Plan	1,206,625	$23.00
Equity Compensation Plans Not Approved by Stockholders
None	—	—

Total	1,206,625

(1)	The 2010 Equity Incentive Plan was adopted by the Company via approval of the Bankruptcy Court, effective as of June 3, 2010.

As of December 31, 2010, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the 2010 Equity Incentive Plan was approximately 5,500,000, not including shares underlying outstanding grants, which can be issued in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock awards, cash payments and such other forms as the compensation committee of the board of directors in its discretion deems appropriate, including any combination of the above.

Prior to the Emergence Date, nonvested shares of the Company’s common stock and stock options to purchase shares of the Company’s common stock were generally granted under the 2002 Long-Term Incentive Plan and the ABC Rollover Plan. As of May 31, 2010, 7.5 million stock options and 1.4 million nonvested shares were outstanding and the total number of shares of common stock that were authorized, reserved, and available for issuance under the 2002 Long-Term Incentive Plan and the ABC Rollover Plan was 10.6 million and 8.9 million, respectively, excluding shares underlying outstanding grants. Pursuant to the Emergence Plan, the 2002 Long-Term Incentive Plan and the ABC Rollover Plan were terminated as of the Emergence Date and all share-based payments previously issued and reserved for issuance thereunder were cancelled as of the Emergence Date.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s class A common stock since August 31, 2010, the end of the first month in which trading in our common stock was reported through the Pink OTC Markets Inc. following our emergence from the Chapter 11 Proceedings, against the cumulative total return of (i) the S&P 500 Index, (ii) the S&P Broadcasting & Cable TV Index, and (iii) an index consisting of certain peer radio broadcasting companies with which the Company competes. The peer group index is comprised of the common stock of Cumulus Media, Inc., Emmis Communications and Entercom Communications Corp.

	8/31/2010	9/30/2010	10/29/2010	11/30/2010	12/31/2010
Total returns
Citadel Broadcasting Corporation (class A)	$100.00	$95.74	$103.19	$104.79	$129.45
Peer Group	$100.00	$125.22	$134.24	$140.94	$182.35
S&P 500	$100.00	$108.76	$112.76	$112.51	$119.85
S&P Broadcasting & Cable TV	$100.00	$115.59	$121.18	$116.35	$124.09

The following table sets forth a combination of the high and low bid quotations and sales prices for the Company’s common stock for each full quarterly period following its emergence from the Chapter 11 Proceedings.

Class A Common Stock

	High	Low
For the month of September 2010	$23.00	$21.00
For the month of October 2010	25.00	20.35
For the month of November 2010	26.40	24.20
For the month of December 2010	30.50	24.75

Class B Common Stock

	High	Low
For the month of September 2010	$24.50	$22.25
For the month of October 2010	26.00	22.25
For the month of November 2010	27.05	25.77
For the month of December 2010	30.25	27.00

As noted above, since the Company’s emergence from the Chapter 11 Proceedings its class A common stock and class B common stock have been quoted on the Pink OTC Markets Inc. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Upon emergence from bankruptcy, the implicit value of the Company’s class A common stock and class B common stock was approximately $28.00 per share based on our enterprise value.

As of March 16, 2011, our class A common stock and class B common stock were trading at $34.50 per share and $34.45 per share, respectively.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected historical consolidated financial data for the Company as of and for the fiscal years ended December 31, 2009, 2008, 2007 and 2006, as of December 31, 2010, and for the periods from June 1, 2010 through December 31, 2010 and from January 1, 2010 through May 31, 2010. The selected historical financial data for the Company as of December 31, 2010 and 2009, for the periods from June 1, 2010 through December 31, 2010 and from January 1, 2010 through May 31, 2010 and for the years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements and related notes, which are included elsewhere in this report. The selected historical consolidated financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 is derived from our audited consolidated financial statements not included in this report. The results of operations for the period from June 1, 2010 through December 31, 2010 and the period from January 1, 2010 through May 31, 2010 are not necessarily indicative of the operating results to be expected for a full fiscal year.

As a result of our emergence from the Chapter 11 Proceedings and our adoption of fresh-start reporting, our historical consolidated financial information for periods prior to the Fresh-Start Date included in this report will not be comparable to financial information for periods following our emergence from the Chapter 11 Proceedings shown in the “Successor” column below. The data in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements, including the notes thereto, contained in this report, which refer to the adoption of fresh-start reporting.

	Successor	Predecessor
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Years Ended December 31,
			2009	2008	2007	2006
		(in thousands, except per share amounts)
Operating Data: (1)
Net revenue	$444,142	$295,424	$723,620	$863,121	$719,757	$432,930
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	164,594	116,103	306,648	353,014	254,727	120,270
Selling, general and administrative	113,637	78,582	203,871	227,517	195,611	126,558
Corporate general and administrative	26,394	8,929	26,320	32,049	44,642	30,287
Local marketing agreement fees	379	455	1,027	1,334	1,326	1,268
Asset impairment and disposal charges (2)	—	—	985,653	1,208,208	1,612,443	174,049
Depreciation and amortization	58,564	11,365	35,599	45,264	30,678	16,740
Non-cash amounts related to contractual obligations (3)	—	—	—	21,440	—	—
Other, net (4)	7,486	854	6,841	(1,688)	(3,900)	(1,026)

Total operating expenses	371,054	216,288	1,565,959	1,887,138	2,135,527	468,146

Operating income (loss)	73,088	79,136	(842,339)	(1,024,017)	(1,415,770)	(35,216)

Reorganization items, net (5)	—	(1,014,077)	4,556	—	—	—
Interest expense, net	45,365	17,771	190,175	211,818	100,741	32,911
Extinguishment of debt (6)	20,969	—	(428)	(114,736)	—	—
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt related fees (6)	984	—	814	11,399	555	—

Income (loss) before income taxes	5,770	1,075,442	(1,037,456)	(1,132,498)	(1,517,066)	(68,127)
Income tax expense (benefit)	7,553	5,737	(254,097)	(162,679)	(231,830)	(20,113)

Net (loss) income applicable to common shares	$(1,783)	$1,069,705	$(783,359)	$(969,819)	$(1,285,236)	$(48,014)

Net (loss) income per share:
Basic	$(0.04)	$4.02	$(2.97)	$(3.69)	$(6.61)	$(0.43)

Diluted	$(0.04)	$3.99	$(2.97)	$(3.69)	$(6.61)	$(0.43)

Dividends declared per share	$—	$—	$—	$—	$0.18	$0.54

Special distribution declared per share	$—	$—	$—	$—	$2.4631	$—

Weighted average common shares outstanding:
Basic	45,625	266,041	263,989	262,812	194,374	111,453

Diluted	45,625	267,961	263,989	262,812	194,374	111,453

	Successor	Predecessor
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Years Ended December 31,
			2009	2008	2007	2006
		(in thousands, except per share amounts)
Other Data:
Cash flow provided by (used in):
Operating activities	$93,636	$44,587	$65,653	$130,852	$171,923	$136,277
Investing activities	(278)	(11,152)	(10,148)	(9,838)	(1,588)	(41,516)
Financing activities	(72,480)	(130)	(16,698)	(302,701)	26,239	(95,234)
Capital expenditures	6,671	3,409	7,761	8,920	12,345	11,790
Current tax expense (benefit)	1,496	587	(8,580)	13,489	3,512	2,491
Deferred tax expense (benefit)	6,057	5,150	(245,517)	(176,168)	(235,342)	(22,604)

	Successor	Predecessor
	December 31, 2010	December 31,
		2009	2008	2007	2006
		(in thousands, except per share amounts)
Balance Sheet Data:
Cash and cash equivalents	$111,624	$57,441	$18,634	$200,321	$3,747
Intangible assets, net (2)	1,883,389	960,058	1,963,973	3,211,303	1,967,204
Total assets	2,408,114	1,417,989	2,432,970	3,843,435	2,173,696
Long-term debt and other liabilities (including current portion)	808,428	2,243,025	2,206,918	2,532,527	751,021
Liabilities subject to compromise (7)	—	2,270,418	—	—	—
Stockholders’ equity (deficit)	1,274,657	(1,071,858)	(298,948)	627,239	1,124,308
Working capital (8)	227,632	201,443	106,141	324,497	50,438
Working capital with liabilities subject to compromise (8)	—	(2,068,975)	—	—	—

(1)	The selected consolidated historical financial data includes the operating results, acquired assets and assumed liabilities of the ABC Radio Business subsequent to the closing date of the ABC Merger, June 12, 2007.

(2)	We conducted impairment tests during the years ended December 31, 2009, 2008, 2007 and 2006, which resulted in non-cash impairment charges of $933.1 million, $1,197.4 million, $1,591.5 million and $174.0 million, respectively, on a pre-tax basis, to reduce the carrying amounts of FCC licenses and goodwill. Asset impairment charges of $42.6 million, on a pre-tax basis, were recognized during the year ended December 31, 2009 to reduce the carrying amounts of customer and affiliate relationships to their estimated fair values. Additionally, we recognized non-cash impairment and disposal charges of $10.0 million, $10.8 million and $20.9 million during the years ended December 31, 2009, 2008 and 2007, respectively, to write down the carrying amounts of certain stations to be divested to their estimated fair market values. We performed our 2010 annual evaluation of FCC licenses and goodwill as of October 1, the annual testing date. Based on the results of our 2010 annual impairment evaluation, the fair values of our FCC licenses more likely than not exceeded their carrying values and therefore, no impairment of these assets had occurred as of the date of the annual test.

(3)	Operating income for 2008 reflects a non-cash charge of approximately $21.4 million primarily due to the Company’s settlement with its previous national representation firm. Under the terms of the settlement, the Company’s new representation firm settled the Company’s obligations under the settlement agreement with its previous representation firm and entered into a new long-term contract with the Company.

(4)	For the period from June 1, 2010 through December 31, 2010, other, net of $7.5 million includes approximately $6.0 million of bankruptcy-related expenses incurred by the Successor. Other, net of approximately $6.8 million for 2009 includes $9.0 million of bankruptcy-related costs for financial advisory services and legal expenditures, offset by income due to a contract adjustment related to the acquisition of the ABC Radio Business of approximately $2.4 million.

(5)

Included in reorganization items during the period from January 1, 2010 through May 31, 2010 were (a) adjustments resulting from the application of fresh-start reporting to reflect the revaluation of assets and liabilities upon our emergence from bankruptcy, resulting in a net gain of $921.8 million, (b) the restructuring of the Company’s capital structure and resulting discharge of pre-petition debt in accordance with the Emergence Plan, resulting in a gain of $139.8 million and (c) expenses incurred related to certain emergence-related items, legal, consulting and other professional services, and amounts resulting from the rejection of certain executory contracts of $47.5 million. The reorganization items during the year ended December 31, 2009 represent primarily $4.1 million for the write-off of deferred financing costs and $0.5 million in professional fees incurred by the Predecessor. Beginning on the Fresh-Start Date, continuing expenses related to the remaining bankruptcy matters are recorded in other, net in the Successor’s statement of operations.

(6)	During the period from June 1, 2010 through December 31, 2010, the Company repaid the principal balance outstanding under the Emergence Term Loan Facility with the proceeds from the issuance of the Senior Notes and borrowings under the Term Loan, along with cash on hand. Pursuant to the terms of the Emergence Term Loan Facility, a prepayment penalty of $38.0 million was incurred; this was netted against the write off of the unamortized balance of the valuation adjustment of $17.1 million, which resulted in loss on extinguishment of debt of $21.0 million. In connection with this repayment, the Company also wrote off the unamortized balance of deferred financing costs of $1.0 million. On June 12, 2007, the Predecessor entered into the Predecessor Senior Credit and Term Facility and used the proceeds to repay the outstanding balance of Citadel Broadcasting’s then-existing senior credit facility. As a result, we wrote off $0.6 million of deferred financing costs. The Predecessor Senior Credit and Term Facility was amended in 2008 and 2009, which among other things, permitted the Company to make voluntary prepayments of the Tranche A and B Term Loans, subject to certain conditions. In connection with these modifications and the related prepayments, during the years ended December 31, 2009 and 2008, the Company wrote off $0.2 million and $3.5 million of debt issuance costs, respectively. Additionally, in connection with the fourth amendment to the Predecessor Senior Credit and Term Facility in March 2009, the Company recognized expense of $0.6 million related to costs paid to third parties, and the Company wrote off $0.6 million in debt issuance costs related to the third amendment to the Predecessor Senior Credit and Term Facility in November 2008, which permanently reduced the aggregate revolving credit commitments available. In connection with the repurchase of a portion of the Company’s convertible subordinated notes, we also wrote off approximately $2.3 million of debt issuance costs and $5.0 million of debt discount during the year ended December 31, 2008. Also in 2008, the Company recognized gains of approximately $58.4 million and $56.3 million, both net of transaction fees, related to the early extinguishment of a portion of its Predecessor Senior Credit and Term Facility and the repurchase of a portion of its convertible subordinated notes, respectively. The repurchase of a portion of the convertible subordinated notes during the year ended December 31, 2009 resulted in a gain of $0.4 million.

(7)	Liabilities subject to compromise consist of pre-petition claims that were expected to be restructured or impaired pursuant to the Emergence Plan and include primarily the balance of the Company’s senior debt as of December 31, 2009.

(8)	Working capital is calculated using current assets less current liabilities not subject to compromise. Working capital with liabilities subject to compromise is calculated using current assets less current liabilities and liabilities subject to compromise.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is the third largest radio broadcasting company in the United States based on net radio revenue, behind Clear Channel Communications, Inc. and CBS Corporation. The Company owns and operates radio stations and holds FCC licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. The Company aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). The Company has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. Our primary business segment is the Radio Markets segment, which consisted of 225 owned and operated radio stations located in over 50 markets across the continental United States as of December 31, 2010. Our other business segment is the Radio Network, one of the largest radio networks in the country, which produces and distributes a variety of radio programming and formats that are syndicated across approximately 4,000 station affiliates and 9,000 program affiliations. Our top 25 markets accounted for approximately 78% of the Radio Markets segment revenue for the years ended December 31, 2009 and December 31, 2010. The Radio Markets segment and the Radio Network segment contributed approximately 84% and approximately 16%, respectively, of our consolidated net revenues for the year ended December 31, 2010 and approximately 83% and approximately 17%, respectively, of our consolidated net revenue for the year ended December 31, 2009.

The discussion in this report of our business, operations, strategy, plans, financing and other matters is based on, and assumes, our continued existence as an independent publicly held company, and is qualified in all respects by the terms of the proposed Cumulus Merger and the limitations imposed by the merger agreement on our ability to take certain actions while the Cumulus Merger is pending. These constraints on our business could significantly impact our operations and business strategy as discussed in this report prior to the consummation of the proposed Cumulus Merger or the termination of the merger agreement.

Plan of Reorganization

On the Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. The Chapter 11 Proceedings were jointly administered under the caption In re Citadel Broadcasting Corporation, et al., Case No. 09-17442. On May 10, 2010, the Debtors filed the Emergence Plan, and on May 19, 2010, the Bankruptcy Court entered the Confirmation Order, confirming the Emergence Plan. On the Emergence Date, the Debtors consummated their reorganization and the Emergence Plan became effective.

The Emergence Plan included the following key elements, among others:

•

The Debtors’ secured lenders, whose claims totaled approximately $2.1 billion, received on account of the secured portion of their claims a pro rata share of (i) a term loan in the principal amount of $762.5 million, with a 5-year term and an interest rate of LIBOR + 800 basis points (and a LIBOR floor of 3%); (ii) 90% of the common stock of the Company as of the Emergence Date, and (iii) cash in an amount based upon the Debtors’ unrestricted cash on the Emergence Date.

•	Holders of general unsecured claims received (i) a pro rata share of 10% of the common stock of the Company as of the Emergence Date, and (ii) a pro rata share of $36.0 million in cash.

•	All of the outstanding shares of the Predecessor’s common stock were cancelled as of the Emergence Date.

•

As of the Emergence Date, the Company issued approximately 3.0 million shares of class A common stock, approximately 16.7 million shares of class B common stock and special warrants to purchase, on a one-for-one basis, up to an aggregate of approximately 25.4 million shares of class B common stock to holders of senior claims and general unsecured claims. The Special Warrants have a 20-year term.

•

As of the Emergence Date, the Company adopted the Citadel Broadcasting Corporation Equity Incentive Plan (the “2010 EI Plan”), via approval of the Bankruptcy Court, which provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock and other stock awards.

•

In connection with the Company’s emergence from bankruptcy protection, the Company was required to adopt the provisions of fresh-start reporting as of the Fresh-Start Date. The application of fresh-start reporting principles will affect the Company’s future reported results of operations and make it difficult to compare historical, pre-emergence results of operations with those that are reported in periods subsequent to emergence.

The consummation of the restructuring transactions contemplated by the Emergence Plan significantly de-leveraged the Debtors’ capital structure, leaving the Company with approximately $762.5 million in long-term debt as of the Emergence Date.

ABC Radio Merger

On February 6, 2006, the Company and Alphabet Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“ABC Merger Sub”), entered into an agreement and plan of merger with The Walt Disney Company (“TWDC”), a Delaware corporation, and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC.

The Company, ABC Merger Sub, TWDC and ABC Radio consummated the (i) separation of the ABC Radio Network business and 22 ABC radio stations (collectively, the “ABC Radio Business”) from TWDC and its subsidiaries, (ii) spin-off of ABC Radio, which holds the ABC Radio Business, whereby TWDC distributed all of the outstanding common stock of ABC Radio pro rata to TWDC’s stockholders, and (iii) merger of ABC Merger Sub with and into ABC Radio, with ABC Radio surviving as a wholly-owned subsidiary of the Company (the “ABC Merger”). In connection with these transactions, TWDC or one of its affiliates retained cash from the proceeds of debt incurred by ABC Radio on June 5, 2007 in the amount of $1.35 billion (the “ABC Radio Debt”). Immediately thereafter, the separate corporate existence of ABC Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The ABC Merger became effective on June 12, 2007.

Also, on June 12, 2007, to effectuate the ABC Merger, the Predecessor entered into a credit agreement with several lenders to provide debt financing to the Company in connection with (a) the payment of a special distribution immediately prior to the closing of the ABC Merger in the amount of $2.4631 per share to all holders of record of the Predecessor’s common stock as of the record date, (b) the refinancing of the Company’s existing senior credit facility, (c) the refinancing of the ABC Radio Debt and (d) the completion of the ABC Merger. This senior credit and term agreement provided for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013 (“Tranche A Term Loans”), and $1,535 million term loans maturing in June 2014 (“Tranche B Term Loans”) (collectively, the “Predecessor Senior Credit and Term Facility”).

In connection with the ABC Merger, we were required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to Last Bastion as trustee under a divestiture trust that complied with FCC rules as of the closing date of the ABC Merger. During the third quarter of 2008, we acquired a radio station in Salt Lake City, UT, in exchange for the balance of a note receivable, which required us to transfer one of our existing stations in our Salt Lake City market into the Divestiture Trusts.

2010 Refinancing

In accordance with the Emergence Plan, approximately $2.1 billion of the debt outstanding under the Predecessor Senior Credit and Term Facility was converted into a new term loan dated as of June 3, 2010 among the Company, the several lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (the “Emergence Term Loan Facility”) with an initial principal amount of $762.5 million and a five-year term.

The Company entered into a new credit agreement dated as of December 10, 2010 (the “Credit Agreement”) by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The Credit Agreement consists of a term loan credit facility of $350.0 million with a term of six years (the “Term Loan”) and a revolving credit facility in the amount of $150.0 million under which a swing line sub-facility of up to $30.0 million may be borrowed and letters of credit may be issued (the “Revolving Loan,” together with the Term Loan, the “Credit Facilities”). The Revolving Loan was undrawn at closing and remained undrawn as of December 31, 2010; however, we had $147.1 million of availability under the Revolving Loan due to outstanding letters of credit of $2.9 million. The Company used the proceeds of the Term Loan, along with the net proceeds from the concurrent issuance of $400.0 million aggregate principal amount of senior notes (the “Senior Notes”) and cash on hand to repay the amounts outstanding under its Emergence Term Loan Facility. See additional discussion under the Item 7 “Senior Debt” and “Senior Notes” sections below.

Presentation of Predecessor and Successor

We were required to adopt fresh-start reporting as of the Confirmation Date or such later date when all material conditions precedent to the effectiveness of the Emergence Plan had been satisfied, but no later than the Emergence Date. All material conditions were satisfied on the Emergence Date, and in light of the proximity of this date to our May 31, 2010 accounting period end, the effects of fresh-start reporting and the Emergence Plan were reported for accounting purposes as if they occurred on May 31, 2010, the Fresh-Start Date. As a result of the application of fresh-start reporting, our financial statements for periods prior to the Fresh-Start Date are not comparable to those for periods subsequent to the Fresh-Start Date. References in this report to “Successor” refer to the Company on or after the Fresh-Start Date. References to “Predecessor” refer to the Company prior to the Fresh-Start Date. Operating results for the Successor and Predecessor periods are not necessarily indicative of the results to be expected for a full fiscal year . References such as the “Company,” “we,” “our” and “us” refer to Citadel Broadcasting Corporation and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate.

Management’s discussion and analysis of the results of operations and of liquidity compare the year ended December 31, 2010 to the year ended December 31, 2009. Presentation of the combined financial information of the Predecessor and Successor for the year ended December 31, 2010 is not in accordance with GAAP. However, we believe that for purposes of discussion and analysis, the combined financial results are useful for management and investors to assess our ongoing financial and operational performance and trends.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis.

Local and national spot purchases allow an advertiser to choose a geographic market (on a local, regional or national basis) for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers and agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions, and are generally more significant at stations in our larger metropolitan markets than our stations in the medium to small metropolitan markets. Approximately 78% and 79% of our Radio Markets’ net broadcast revenue was generated from the sale of local advertising in 2010 and 2009, respectively, and approximately 22% and 21% was generated from the sale of national advertising, respectively. All revenue at the Radio Network is generated by the sale of national advertising. The major categories of our Radio Markets’ advertisers include automotive companies, restaurants, fast food chains, entertainment companies, medical companies, banks, and grocery and retail merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

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

Advertising can also be sold on a network basis, which we believe allows advertisers to target commercial messages to a specific demographic audience nationally through the Radio Network business affiliates on a cost-efficient basis compared with placing individual spots across radio station markets. The Radio Network generates substantially all of its revenue from the sale of advertising time accumulated from its affiliate stations. In exchange for the right to broadcast Radio Network programming, its affiliates remit a portion of their advertising time, and in some cases, pay an additional fee to the Radio Network. In certain cases, the Radio Network may pay a fee to its affiliates for them to broadcast Radio Network programming. This affiliate advertising time is then aggregated into packages focused on specific demographic groups and sold by the Radio Network to its advertiser clients who want to reach the listeners who comprise those demographic groups on a national or regional basis. The Radio Network also generates advertising revenue by embedding a defined number of advertising units in its syndicated programs, which it sells to advertisers at premium prices. In addition, the Radio Network generates revenue through affiliate contracts whereby the affiliates agree to air a certain number of commercials on a weekly basis for a set amount of compensation. The Radio Network then sells their airtime to advertisers that want to reach a large audience across all of the Radio Network affiliates. Since the Radio Network generally sells its advertising time on a national basis rather than station by station, the Radio Network generally does not compete for advertising dollars with the stations in the Radio Markets.

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

Both our Radio Markets and Radio Network compete for creative and performing on-air talent in a highly competitive industry with other radio stations, radio networks and other competing media. As such, while we try to hire and maintain key on-air and programming personnel, we may not be successful in doing so. While we do not believe that the loss of any one or two on-air personalities would have a material adverse effect on our consolidated financial condition and results of operations, our overall loss of several key on-air personalities combined could have a material adverse effect on our business, and there can be no assurance that we will be able to replace or to retain such key on-air personalities.

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

Components of Expenses

Our most significant expenses associated with the Radio Markets are (1) sales costs, (2) programming expenses, (3) advertising and promotional expenses and (4) administrative and technical expenses. Our most significant expenses associated with the Radio Network are (1) sales costs, (2) programming, production, and distribution costs (including broadcast rights fees), (3) affiliate compensation, and (4) administrative expenses. We strive to control these expenses by working closely with local station management and to control general administrative costs by centralizing functions such as finance, accounting, legal, human resources and management information systems. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with vendors, where feasible.

In accordance with fresh-start reporting, the reorganization value of the Successor was allocated to assets and liabilities in conformity with relevant accounting guidance, with any portion that could not be attributed to specific tangible or identified intangible assets of the Successor reported as goodwill. Certain of these values differed materially from the values recorded on the Predecessor’s consolidated balance sheet as of December 31, 2009. Depreciation and amortization of tangible and definite-lived intangible assets arising from the application of fresh-start reporting and acquisitions, as well as any interest expense on debt originally incurred from such acquisitions, most significantly the ABC Merger, are also significant factors in determining our overall profitability. Depreciation and amortization expense is expected to increase as a result of the adjustment of various tangible and definite-lived intangible assets to their estimated fair values as of the Fresh-Start Date.

In addition, our indefinite-lived intangible assets include FCC broadcast licenses and goodwill. We evaluate our goodwill and FCC licenses for possible impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired.

We evaluate the fair value of our FCC licenses at the unit of account level and have determined the unit of account to be the geographic market level, which is the lowest level for which we have identifiable cash flows. We evaluate goodwill for impairment at the reporting unit level, which we have determined to be a geographic market for our radio stations and the Radio Network for our network operations.

We evaluate our FCC licenses for impairment as of October 1, our annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We determine the fair value of our FCC licenses using an income approach generally referred to as the “Jefferson Pilot Method” or “Greenfield Approach.” This income approach attempts to isolate the income that is attributable to the FCC licenses at the unit of account level. The fair value is calculated by estimating and discounting the cash flows that a typical market participant would assume could be available from similar stations operated as part of a group of commonly owned stations in a similar sized geographic radio market. It is assumed that rather than acquiring such stations or operation as a going concern, the buyer would hypothetically obtain the licenses (at nominal cost) and build the new stations or operation with similar attributes from scratch. We believe this direct method of valuation to estimate the fair value of FCC licenses provides the best estimate of the fair value of the FCC licenses. We do not utilize a market approach as transactions involving FCC licenses in a specific geographic market do not frequently occur and therefore the information is limited, if available at all. The cost approach is not applicable as FCC licenses are not able to be re-created or duplicated.

For purposes of testing the carrying value of our FCC licenses for impairment, the fair value of FCC licenses for each geographic market contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) forecasted revenue growth rates for each radio geographic market; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a geographic market basis are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a geographic market basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given geographic market, the carrying amount of the FCC license in that geographic market is reduced to its estimated fair value, and this reduction may have a material adverse impact on our consolidated financial condition and results of operations.

We evaluate goodwill for impairment as of October 1, our annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We determine the fair value of goodwill using primarily a market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. We believe a market approach reflects the best estimate of the fair value of an entire reporting unit as radio markets are generally sold within the industry based on a multiple of EBITDA (earnings before interest, taxes and depreciation and amortization). Therefore, we utilize EBITDA specific to the geographic market and apply a multiple based on recent transactions or a multiple derived from public radio company information to estimate the value of the reporting unit. We generally consider the cost approach to be inapplicable as this approach does not capture the going concern value of the business. If the carrying amount of the goodwill is greater than the estimated fair value of the goodwill of the respective reporting unit, the carrying amount of goodwill of that reporting unit is reduced to its estimated fair value, and such reduction may have a material adverse impact on our consolidated financial condition and results of operations.

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

During 2008, we performed an interim impairment analysis as of June 30, 2008 in addition to our annual impairment test as of October 1, 2008. As a result of these evaluations during the year ended December 31, 2008, we recognized non-cash impairment charges of $1,197.4 million, which were comprised of $824.4 million and $373.0 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values. The material assumptions utilized in our analyses in 2008 included overall future market revenue growth rates for the residual year of approximately 2.5% at June 30, 2008 and 2.0% at December 31, 2008, weighted average cost of capital of 9.0% at June 30, 2008 and 10.0% at December 31, 2008 and estimated EBITDA multiples of between 8.6 times and 9.4 times at June 30, 2008 and 7.0 times at December 31, 2008.

During 2009, we performed an interim impairment analysis as of June 30, 2009 in addition to our annual impairment test as of October 1, 2009. As a result of these evaluations during the year ended December 31, 2009, we recognized non-cash impairment charges of approximately $933.1 million, which were comprised of $762.3 million and $170.8 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values. We also recognized non-cash impairment and disposal charges of $10.0 million in the second quarter of 2009 in order to write down the FCC licenses of the stations in the Divestiture Trusts to their estimated fair value since these stations are more likely than not to be disposed. We also assessed the carrying value of certain material definite-lived intangible assets at the Radio Network. This assessment resulted in a non-cash impairment charge of approximately $17.2 million to customer relationships and $25.4 million to affiliate relationships to reduce the carrying value of the definite-lived intangibles to their estimated fair values at that time. The material assumptions utilized in our analyses in 2009 included overall future market revenue growth rates for the residual year of approximately 1.5% at June 30, 2009 and 2.0% at December 31, 2009, weighted average cost of capital of 12.0% at June 30, 2009 and 11.5% at December 31, 2009, and estimated EBITDA multiples of approximately 5.0 times and 4.5 times for the Radio Markets and the Radio Network, respectively, at June 30, 2009, and approximately 6.0 times at December 31, 2009. In conjunction with the evaluation of goodwill at the Radio Network at the date of the annual impairment test, we utilized a weighted average cost of capital of 13.0%.

Upon the application of fresh-start reporting, FCC licenses were revalued to $893.6 million, which represented an increase of $293.0 million. The material assumptions utilized in the valuation included overall future market revenue growth rates for the residual year of approximately 2.0% and weighted average cost of capital of 10.5%. Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination. We established deferred tax liabilities for book and tax differences between assigned values and tax bases of the acquired assets, which resulted in the recognition of additional goodwill. Upon the application of fresh-start reporting, we recorded goodwill of $763.8 million, and the Predecessor’s goodwill of $322.0 million was eliminated.

We performed our 2010 annual evaluation of FCC licenses and goodwill as of October 1, the annual testing date. Based on the results of our 2010 annual impairment evaluation, the fair values of our FCC licenses more likely than not exceeded their carrying values and therefore, no impairment of these assets had occurred as of the date of the annual test. If market conditions and operational performance of our reporting units were to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our intangible assets below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated by us, or for which we provided sales and marketing services, and of the Radio Network, during the applicable periods. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report.

Historically, we have managed our portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements (“LMAs”) and joint sales agreements (“JSAs”). Under an LMA or a JSA, generally the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenue and operating expenses of stations operated by us under LMAs and JSAs have been included in our results of operations since the respective effective dates of such agreements.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Revenue

	Successor	Predecessor		$ Change
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31, 2009
		(Amounts in millions)
Net revenue:
Local	$296.4	$194.2	$478.3	$12.3
National	147.8	101.2	245.3	3.7

Net revenue	$444.2	$295.4	$723.6	$16.0

Net revenue for the year ended December 31, 2010 increased by $16.0 million, or 2.2%, from $723.6 million during the year ended December 31, 2009 to $739.6 million. This increase was due to a $25.0 million, or 4.1%, revenue increase at our Radio Markets segment partially offset by an $8.5 million revenue decrease at our Radio Network segment. The increase in revenue at our Radio Markets segment is due to increases in both national and local advertising. In general, the larger metropolitan markets performed better than our medium to small metropolitan markets. However, our revenue growth at the Radio Markets was also negatively impacted by our stations in New York, NY, Dallas, TX and Salt Lake City, UT as these stations significantly underperformed their overall markets. In San Francisco, CA and Knoxville, TN our revenues were negatively impacted by the nonrenewal of the Oakland Raiders football contract and the termination of a local marketing agreement to operate a station in Knoxville, TN, respectively.

The decrease in Radio Network revenue was due in part to the elimination of certain unprofitable programs in 2009 and 2010, as well as lower revenue from our news-related radar networks.

Cost of Revenue

	Successor	Predecessor
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31, 2009	$ Change
		(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$164.6	$116.1	$306.6	$(25.9)

Cost of revenue decreased approximately $25.9 million to $280.7 million for the year ended December 31, 2010 as compared to $306.6 million for the year ended December 31, 2009. This decrease is primarily attributable to a decrease in programming costs at both the Radio Markets and the Radio Network, including reductions in compensation expense, in addition to a reduction in compensation paid to affiliates at the Radio Network, partially offset by an increase in promotional expenses at the Radio Markets.

We expect to recognize approximately $2.3 million of non-cash compensation expense as cost of revenue for the year ending December 31, 2011.

Selling, General and Administrative Expenses

	Successor	Predecessor		$ Change
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31, 2009
		(Amounts in millions)
Selling, general and administrative expenses	$113.6	$78.6	$203.9	$(11.7)

Selling, general and administrative expenses for the year ended December 31, 2010 decreased approximately $11.7 million to $192.2 million from $203.9 million for the year ended December 31, 2009. This decrease was primarily attributed to a reduction in selling-related costs at the Radio Markets, including bad debt expense and audience ratings costs, and reductions in compensation costs at the Radio Network.

We expect to recognize approximately $7.7 million of non-cash compensation expense as selling, general and administrative expenses for the year ending December 31, 2011.

Corporate General and Administrative Expenses

	Successor	Predecessor		$ Change
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31, 2009
		(Amounts in millions)
Corporate general and administrative expenses	$26.4	$8.9	$26.3	$9.0

Corporate general and administrative expenses increased $9.0 million, from $26.3 million during the year ended December 31, 2009 to $35.3 million for the year ended December 31, 2010. The increase in corporate general and administrative expenses is primarily the result of a $10.0 million increase in non-cash compensation expense. Non-cash compensation expense for the year ended December 31, 2010 related to corporate general and administrative expenses was approximately $15.2 million of which $13.8 million relates primarily to the issuance of nonvested shares of the Company’s class A common stock in August 2010. Certain members of our senior management and our board of directors voluntarily forfeited 2.5 million shares in early November 2010. The Company replaced these forfeited nonvested shares with options to purchase approximately 3.3 million shares of class A common stock. The forfeiture of nonvested shares and subsequent issuance of stock options to these individuals was accounted for as a modification of the original award. See discussion at Item 8. “Financial Statements and Supplementary Data” Notes 14 and 15. During the period from June 1, 2010 through December 31, 2010, an additional $0.7 million of non-cash compensation expense was recognized related to a supplemental executive retirement plan adopted as of the Emergence Date. Non-cash compensation expense of approximately $5.1 million for the year ended December 31, 2009 was primarily due to the recognition of $3.6 million in compensation expense related to the Predecessor’s chief executive officer voluntarily cancelling both (i) the 2,000,000 shares of restricted stock with both performance-based and time-based vesting conditions and (ii) the 2,000,000 shares of restricted stock with solely time-based vesting conditions on April 1, 2009.

We expect to recognize approximately $33.0 million of non-cash compensation expense as corporate general and administrative expenses for the year ending December 31, 2011.

Asset Impairment and Disposal Charges

	Successor	Predecessor		$ Change
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31, 2009
		(Amounts in millions)
Asset impairment and disposal charges	$—	$—	$985.7	$(985.7)

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

The Predecessor also recognized non-cash impairment and disposal charges of $10.0 million during 2009 in order to write down the FCC licenses of the stations in the Divestiture Trusts to their estimated fair value at that time since these stations are more likely than not to be disposed, as well as approximately $17.2 million and $25.4 million to reduce the carrying value of definite-lived customer relationships and affiliate relationships at the Radio Network to their estimated fair values at that time.

There were no similar asset impairment or disposal charges during the year ended December 31, 2010.

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

Depreciation and Amortization

	Successor	Predecessor		$ Change
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31, 2009
		(Amounts in millions)
Depreciation and amortization:
Depreciation	$8.9	$6.1	$15.4	$(0.4)
Amortization	49.7	5.2	20.2	34.7

Total depreciation and amortization	$58.6	$11.3	$35.6	$34.3

Depreciation and amortization expense was $69.9 million during the year ended December 31, 2010, compared to $35.6 million for the year ended December 31, 2009. The increase in depreciation and amortization expense is primarily attributable to a $34.7 million increase in amortization expense due mainly to the increase in fair value of the Successor’s customer relationships at the Radio Markets as of the Fresh-Start Date.

As a result of the application of fresh-start reporting, we increased the carrying values of definite-lived intangible assets by $243.6 million. Accordingly, we expect to recognize approximately $76 million of amortization expense related to these definite-lived intangible assets for the year ending December 31, 2011.

Other, Net

	Successor	Predecessor		$ Change
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31, 2009
		(Amounts in millions)
Other, net	$7.5	$0.9	$6.8	$1.6

For the year ended December 31, 2010, other, net of approximately $8.4 million includes approximately $6.0 million of bankruptcy-related expenses incurred by the Successor in addition to approximately $1.2 million in costs related to the Cumulus Merger. For the year ended December 31, 2009, other, net of approximately $6.8 million includes $9.0 million of restructuring costs for financial advisory services and legal expenditures, offset by a contract adjustment related to the acquisition of the ABC Radio Business in 2007 of approximately $2.4 million.

Operating Income (Loss)

	Successor	Predecessor		$ Change
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31, 2009
		(Amounts in millions)
Operating income (loss)	$73.1	$79.1	$(842.3)	$994.5

Operating income for the year ended December 31, 2010 was $152.2 million as compared to an operating loss of $842.3 million for the corresponding 2009 period. The year ended December 31, 2009 reflected asset impairment charges of approximately $985.7 million. Excluding the non-cash asset impairment charges, the increase in operating income of approximately $8.8 million is primarily the result of higher revenue of $16.0 million in addition to lower station and network operating expenses of approximately $27.3 million, offset by an increase in depreciation and amortization expense of $34.3 million.

Reorganization Items, Net

	Successor	Predecessor		$ Change
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31, 2009
		(Amounts in millions)
Reorganization items, net	$—	$(1,014.1)	$4.6	$(1,018.7)

Reorganization activity associated with the Predecessor’s bankruptcy filing in December 2009 resulted in a net gain of $1,014.1 million for the year ended December 31, 2010. This amount represents gains of $921.8 million and $139.8 million due to the revaluation of assets and liabilities and the extinguishment of liabilities, respectively, which are both related to our emergence from bankruptcy, partially offset by $42.2 million in professional fees paid for legal, consulting, and other Emergence Plan-related costs and services and $5.3 million to adjust the liability related to rejected executory contracts to their estimated allowed claim amounts. The

Predecessor incurred approximately $4.6 million in bankruptcy related costs in the year ended December 31, 2009. This amount represents primarily approximately $4.1 million for the write-off of deferred financing costs and approximately $0.5 million in professional fees. Beginning on the Fresh-Start Date, continuing expenses related to the remaining bankruptcy matters are recorded in other, net in the Successor’s accompanying statement of operations.

Interest Expense, Net

	Successor	Predecessor		$ Change
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31, 2009
		(Amounts in millions)
Interest expense, net	$45.4	$17.8	$190.2	$(127.0)

Net interest expense decreased to $63.2 million for the year ended December 31, 2010 from $190.2 million for the year ended December 31, 2009, a decrease of $127.0 million, due to the restructuring of the Predecessor’s debt pursuant to the Emergence Plan and the subsequent refinancing of such debt. For the period from January 1, 2010 through May 31, 2010, interest expense was incurred on the $2.1 billion outstanding under the Predecessor Senior Credit and Term Facility at a rate of approximately 2.0%. During the period from the Fresh-Start Date through December 10, 2010, interest expense was incurred on the Emergence Term Loan Facility with an initial principal amount of $762.5 million at 11.0%. On December 10, 2010 the Company refinanced the Emergence Term Loan Facility with the net proceeds from the issuance of $400.0 million aggregate principal amount of Senior Notes and borrowings of $350.0 million under the Term Loan, along with cash on hand. Interest was incurred under the Senior Notes and Term Loan through December 31, 2010 at annual rates of 7.75% and 4.25%, respectively. The Company expects the refinancing to result in reduced interest costs of approximately $35 million during 2011.

During the year ended December 31, 2010 the Company incurred $1.1 million in debt issuance costs related to the Emergence Term Loan Facility. Approximately $0.1 million of such costs were amortized, and the remaining balance of $1.0 million was written off in connection with the refinancing of the Emergence Term Loan Facility. The Company incurred $11.9 million and $8.9 million of debt issuance costs in connection with the Credit Facilities and Senior Notes, respectively. Amortization of these costs was $0.2 million during the year ended December 31, 2010.

During the year ended December 31, 2010 the Company also recognized a credit of $2.0 million related to the valuation adjustment that had been established relative to the Emergence Term Loan Facility. Upon the refinancing of the Emergence Term Loan Facility on December 10, 2010, the Company wrote off the unamortized balance of the valuation adjustment of $17.1 million as a component of the extinguishment of debt. This amount, offset by the prepayment penalty of $38.0 million incurred in connection with the early repayment of the Emergence Term Loan Facility resulted in a net loss on the extinguishment of debt of $21.0 million.

Included in net interest expense for the year ended December 31, 2009 is $64.9 million of expense for facility fees incurred pursuant to the fourth amendment to the Predecessor Senior Credit and Term Facility entered into in March 2009 (the “Fourth Amendment”), as further described in the “Senior Debt” section below. As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans incurred a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incurred a rate of 4.25% per annum. On each interest payment date, this additional interest increased the principal amount of the related debt and was to be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. The Company had incurred $64.9 million of total facility fee through December 19, 2009, and this liability was converted to a component of senior debt as of that date.

Pursuant to the terms of the Predecessor Senior Credit and Term Facility and convertible subordinated notes and the resulting classification as current liabilities beginning with the quarter ended March 31, 2009, the Company had been amortizing the remaining amount of debt issuance costs, as well as the remaining amount of debt discount related to the convertible subordinated notes, as of March 31, 2009 over the 9.5 month period through January 15, 2010. However, the Company ceased amortization of these assets as of December 19, 2009 since subsequent to the Company’s voluntary petitions for reorganization, interest expense was only recognized to the extent it was paid. During the year ended December 31, 2009, the amortization of debt issuance costs related to the Predecessor Senior Credit and Term Facility was $41.1 million. The Company wrote off the remaining balance of deferred financing costs since the amount of the allowed claim for the Company’s senior debt was known as of December 31, 2009. The write off of $4.0 million is classified as a reorganization item for the year ended December 31, 2009. For the year ended December 31, 2009, the amortization of the debt issuance costs and debt discount on the convertible subordinated notes was $0.3 million and $0.6 million, respectively. The Company wrote off the remaining balance of deferred financing costs and debt discount associated with the convertible subordinated notes since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009. The write off of $0.1 million is classified as a reorganization item for the year ended December 31, 2009.

The Company’s interest rate swap was initially designated to hedge specific cash flow variability associated with certain interest payments. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated, and hedge accounting was discontinued. Changes in the fair value of the interest rate swap liability were recognized as a component of interest expense, which amounted to a gain of $9.6 million during the year ended December 31, 2009.

At the time that the Company modified the terms of the convertible subordinated notes discussed further at Item 8. “Financial Statements and Supplementary Data,” Note 12 to the consolidated financial statements, the underlying terms contained contingent interest rate features that were required to be accounted for as a derivative. The estimated value of the contingent interest rate derivative was recorded as a liability as of the date of the modification of the convertible subordinated notes, and at each subsequent reporting date, the Company measured the estimated fair value of the derivative instrument, and any increase or decrease in the estimated fair value of the derivative liabilities was recognized immediately in earnings as an adjustment to interest expense. During the year ended December 31, 2009, we recognized a gain of $1.8 million.

Excluding the facility fees incurred pursuant to the Fourth Amendment, the amortization of debt issuance costs and debt discount, and the changes in the estimated fair values of the interest rate swap agreement and derivative liabilities, net interest expense was $65.7 million for the year ended December 31, 2010 as compared to $95.2 million for the year ended December 31, 2009, a decrease of $29.5 million. This remaining decrease in interest expense was the result of lower debt balances.

As a result of the Company’s voluntary petitions for reorganization, all of the Company’s senior debt obligations were accelerated, and the outstanding balances were aggregated. As of the Petition Date, the Company had $2,075.6 million outstanding under the Predecessor Senior Credit and Term Facility, including $64.9 million of total facility fee incurred through December 19, 2009. In addition, the liability of $72.8 million outstanding under the interest rate swap agreement was converted to a component of senior debt as of that date. The total modified amount of interest-bearing senior debt as of the Petition Date of $2,148.4 million began incurring interest at the non-default rate previously applicable to the Tranche B Term Loans under the Predecessor Senior Credit and Term Facility, which was due in monthly payments. In December 2009, the $4.0 million that had been remitted to a cash collateral account as of September 30, 2009 for the benefit of the Company’s Lenders pursuant to a covenant under the Predecessor Senior Credit and Term Facility was applied as a reduction to the outstanding balance of the Company’s senior debt. This payment reduced the year end balance to $2,144.4 million.

Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount

On December 10, 2010, the Company repaid the principal balance of $760.6 million outstanding under the Emergence Term Loan Facility with the net proceeds from the issuance of $400.0 million aggregate principal amount of Senior Notes and borrowings of $350.0 million under the Term Loan, along with cash on hand. Pursuant to the terms of the Emergence Term Loan Facility, a prepayment penalty of $38.0 million was incurred; this was netted against the write off of the unamortized balance of the valuation adjustment of $17.1 million, which resulted in a net loss on the extinguishment of debt of $21.0 million. Upon the refinancing of the Emergence Term Loan Facility on December 10, 2010, the Company also wrote off the unamortized balance of deferred financing costs of $1.0 million.

During the year ended December 31, 2009, the Company incurred approximately $0.6 million in costs paid to third parties in connection with the Fourth Amendment, and these amounts were expensed primarily during the first quarter of 2009. The Company also wrote off $0.2 million in debt issuance costs in connection with the modification of the Predecessor Senior Credit and Term Facility under this fourth amendment.

During the year ended December 31, 2009, we repurchased an aggregate amount of $0.7 million, in principal amount of our convertible subordinated notes and recognized a gain of $0.4 million, net of transaction fees.

Income Tax Expense (Benefit)

	Successor	Predecessor		$ Change
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31, 2009
		(Amounts in millions)
Income tax expense (benefit)	$7.6	$5.7	$(254.1)	$267.4

For the year ended December 31, 2010, the Company recognized income tax expense of $13.3 million based on income before taxes of $1,081.2 million. Excluding the valuation benefit of $69.2 million and restructuring gain of $921.8 million, for which no income tax expense was recognized, income before taxes would have been $159.4 million and tax expense would have been $82.5 million, resulting in an effective rate of 51.7%. This rate differs from the federal tax rate of 35% primarily due to a $6.4 million non-cash write-down of the Company’s deferred tax asset related to stock-based compensation expense as discussed below, state tax expense net of federal benefit and non-deductible restructuring costs. In the first quarter of 2010, time-vesting nonvested shares vested and the Company recognized a $1.5 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock-based awards. An additional $4.8 million non-cash write down of the Company’s deferred tax asset was recognized in the second quarter primarily due to the Company’s emergence from the Chapter 11 Proceedings.

Generally for tax purposes, the Company is entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised. As outlined in Item 8. “Financial Statements and Supplementary Date” Note 15, in December 2010 the Company issued stock options to members of the board and certain management as replacement for awards of restricted stock which had subsequently been rescinded. The Company has accounted for the issuance of these options as a modification of the original restricted stock awards and, accordingly, compensation cost will be based on the value of the restricted stock awards while the ultimate tax deduction will be based on the value of the stock options when exercised. Through December 31, 2010, the Successor Company has recognized pre-tax compensation cost of $18.0 million and a related $7.2 million deferred tax asset for such awards on a cumulative basis. As of December 31, 2010, the Company does not have an available additional paid-in capital pool (as defined pursuant to ASC 718-740-35). Accordingly, absent significant increases of the underlying fair value of the stock options, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset when the restrictions lapse or the stock options are exercised or expire. This adjustment to align compensation cost previously recognized in the financial statements to the amount that is ultimately realized for tax may be material to the future consolidated results of operations when the adjustment occurs.

For the year ended December 31, 2009, the Company recognized an income tax benefit of $254.1 million based on a loss before income taxes of $1,037.5 million. Excluding the valuation allowance charge of $83.2 million and asset impairment charge of $985.7 million and the tax benefit associated with this charge of approximately $327.2 million, which was adversely impacted by the impairment of non-deductible goodwill, loss before income taxes would have been $51.8 million and tax benefit would have been approximately $10.1 million, resulting in an effective tax rate of 19.5%. This effective rate differs from the federal tax rate of 35% primarily due to a $2.6 million non-cash write-down of the Company’s deferred tax asset related to stock-based compensation expense as discussed below, state tax benefit net of federal expense, non-deductible restructuring costs, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2009, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, time-vesting nonvested shares vested during the year ended December 31, 2009, and the Company recognized a $2.6 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock-based awards.

Net Income (Loss)

Net income of $1,067.9 million for the year ended December 31, 2010 is comprised of Successor’s net loss of $1.8 million, or $(0.04) per basic and diluted share, and Predecessor’s net income for the five months ended May 31, 2010 of $1,069.7 million, or $4.02 per basic share and $3.99 per diluted share, which is mainly due to a net gain of $1,014.1 million recognized by the Predecessor in conjunction with the application of fresh-start reporting. This compares to a net loss of $783.4 million, or $(2.97) per basic and diluted share, for the year ended December 31, 2009.

Basic earnings per share for the seven months ended December 31, 2010 includes the outstanding amount of both class A and class B common stock, as well as Special Warrants, whether outstanding or held in reserve to be issued. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares. Potentially dilutive equivalent shares outstanding for the seven months ended December 31, 2010 include approximately 0.6 million additional shares of the Successor’s class A common stock related to outstanding nonvested shares, which were excluded from the computation of diluted weighted average shares outstanding as their effect was antidilutive due to the net loss reported. There were no potentially dilutive equivalent shares related to stock options for the seven months ended December 31, 2010.

The diluted shares outstanding for the five months ended May 31, 2010 include approximately 1.9 million shares of common stock of the Predecessor related to the conversion of the Predecessor’s convertible subordinated notes. While operating under Chapter 11 of the Bankruptcy Code, the Predecessor was prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. Therefore, for the five months ended May 31, 2010, there was no related interest expense to consider in the calculation of the Predecessor’s diluted shares. Potentially dilutive equivalent shares related to the conversion of the Predecessor’s convertible subordinated notes into 1.9 million shares of common stock of the Predecessor for the year ended December 31, 2009, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the five months ended May 31, 2010 or the year ended December 31, 2009.

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

The Radio Network revenue decreased $58.0 million for the year ended December 31, 2009. The revenue decrease is primarily attributable to an industry-wide decline in radio advertising, the loss of the Sean Hannity syndicated program and the elimination of the Paul Harvey program upon the death of Mr. Harvey in March of 2009. The loss of the Sean Hannity and Paul Harvey syndicated programs accounted for approximately $33.2 million of the revenue decline in the year ended December 31, 2009 as compared to the same period in 2008 at the Radio Network.

Cost of Revenue

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$306.6	$353.0	$(46.4)

Cost of revenue decreased approximately $46.4 million to $306.6 million for the year ended December 31, 2009 as compared to $353.0 million for the year ended December 31, 2008. This decrease was primarily attributable to reductions in programming costs at both the Radio Markets and the Radio Network, including costs associated with the Sean Hannity and Paul Harvey syndicated programs, as well as reductions in compensation at the Radio Markets and compensation paid to station affiliates by the Radio Network.

Selling, General and Administrative Expenses

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

Corporate general and administrative expenses decreased $5.7 million, from $32.0 million during the year ended December 31, 2008 to $26.3 million for the year ended December 31, 2009. The decrease in corporate general and administrative expenses was primarily the result of decreases in professional fees and travel-related costs, as well as a $1.5 million decrease in stock-based compensation expense.

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

We also assessed the carrying value of certain material definite-lived intangible assets at the Radio Network during 2009. This assessment resulted in a non-cash impairment charge of approximately $17.2 million to customer relationships and $25.4 million to affiliate relationships to reduce the carrying value of the definite-lived intangibles to their estimated fair values at that time.

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

Non-Cash Charge Related to Contractual Obligations

In March 2008, the Company terminated the pre-existing contract between ABC Radio and its national representation firm and engaged the Company’s national representation firm for all of the Company’s markets. Pursuant to the parties’ agreement, the Company’s national representation firm agreed to pay ABC Radio’s previous national representation firm the contractual termination fees. As such, the Company recognized the estimated payments to the previous national representation firm of approximately $21.4 million as a non-cash charge related to contractual obligations in the year ended December 31, 2008, and the total up-front payment amount related to this contract of approximately $26.4 million, which includes an additional up-front payment received by the Company in connection with entering into the new contract, represents a deferred obligation and is included in liabilities subject to compromise and other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively. This deferred amount is being amortized over the years of service represented by this new contract, which expires on March 31, 2019, as a reduction to national commission expense, which is included in cost of revenue. The previous remaining unamortized charge of approximately $11.7 million as of the inception of this new contract is continuing to be amortized over the original term of the contract to which the payment relates.

Other, Net

For the year ended December 31, 2009, other, net of approximately $6.8 million included $9.0 million of restructuring costs for financial advisory services and legal expenditures, partially offset by a contract adjustment related to the acquisition of the ABC Radio Business in 2007 of approximately $2.4 million. For the year ended December 31, 2008, other, net resulted in a credit of approximately $1.7 million primarily due to a negotiated settlement and the sale of certain assets.

Operating Loss

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Operating loss	$(842.3)	$(1,024.0)	$181.7

Operating loss for the year ended December 31, 2009 was $842.3 million as compared to $1,024.0 million for 2008. Operating losses for the years ended December 31, 2009 and 2008 reflected asset impairment charges of approximately $985.7 million and $1,208.2 million, respectively. Excluding the non-cash asset impairment charges and amounts related to contractual obligations of $21.4 million recorded in the year ended December 31, 2008, the operating income for the years ended December 31, 2009 and 2008 would have been $143.4 million and $205.6 million, respectively. The decrease in this adjusted income of approximately $62.2 million was primarily the result of the decrease in revenue of $139.5 million partially offset by lower operating expenses of approximately $77.2 million.

Reorganization Items, Net

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Reorganization items, net	$4.6	$—	$4.6

Reorganization items due to bankruptcy for the year ended December 31, 2009 were $4.6 million. This amount represents primarily approximately $4.1 million for the write-off of deferred financing costs and $0.5 million in professional fees. There were no similar costs during the year ended December 31, 2008.

Interest Expense, Net

	December 31, 2009	December 31, 2008	$ Change
	(Amounts in millions)
Interest expense, net	$190.2	$211.8	$(21.6)

Net interest expense decreased to $190.2 million for the year ended December 31, 2009 from $211.8 million for the year ended December 31, 2008, a decrease of $21.6 million. Included in net interest expense for the year ended December 31, 2009 is $64.9 million of expense for facility fees incurred pursuant to the fourth amendment to the Predecessor Senior Credit and Term Facility entered into in March 2009 (the “Fourth Amendment”), as further described in the “Senior Debt” section below. As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans incurred a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incurred a rate of 4.25% per annum. On each interest payment date, this additional interest increased the principal amount of the related debt and were to be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. The Company had incurred $64.9 million of total facility fees through December 19, 2009, and this liability was converted to a component of senior debt as of that date.

Pursuant to the terms of the Predecessor Senior Credit and Term Facility and convertible subordinated notes and the resulting classification as current liabilities beginning with the quarter ended March 31, 2009, the

Company had been amortizing the remaining amount of debt issuance costs, as well as the remaining amount of debt discount related to the convertible subordinated notes, as of March 31, 2009 over the 9.5 month period through January 15, 2010. However, the Company ceased amortization of these assets as of December 19, 2009 since subsequent to the Company’s voluntary petitions for reorganization, interest expense was only recognized to the extent it was paid. During the years ended December 31, 2009 and 2008, the amortization of debt issuance costs related to the Predecessor Senior Credit and Term Facility was $41.1 million and $5.1 million, respectively. The Company wrote off the remaining balance of deferred financing costs since the amount of the allowed claim for the Company’s senior debt was known as of December 31, 2009. The write off of $4.0 million was classified as a reorganization item for the year ended December 31, 2009. For the years ended December 31, 2009 and 2008, the amortization of the debt issuance costs on the convertible subordinated notes was $0.3 million and $0.6 million, respectively, and for debt discount was $0.6 million and $0.9 million, respectively. The Company wrote off the remaining balance of deferred financing costs and debt discount associated with the convertible subordinated notes since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009. The write off of $0.1 million was classified as a reorganization item for the year ended December 31, 2009.

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

At the time that the Company modified the terms of the convertible subordinated notes discussed further at Item 8. “Financial Statements and Supplementary Data,” Note 12 to the consolidated financial statements, the underlying terms contained contingent interest rate features that were required to be accounted for as a derivative. The estimated value of the contingent interest rate derivative was recorded as a liability as of the date of the modification of the convertible subordinated notes, and at each subsequent reporting date, the Company measured the estimated fair value of the derivative instrument, and any increase or decrease in the estimated fair value of the derivative liabilities was recognized immediately in earnings as an adjustment to interest expense. During the years ended December 31, 2009 and 2008, we recognized gains of $1.8 million and $3.3 million, respectively.

Excluding the facility fees incurred pursuant to the Fourth Amendment, the amortization of debt issuance costs and debt discount, and the changes in the estimated fair values of the interest rate swap agreement and derivative liabilities, net interest expense was $95.2 million for the year ended December 31, 2009 as compared to $128.7 million for the year ended December 31, 2008, a decrease of $33.5 million. This remaining decrease in interest expense was primarily the result of lower interest rates under the Predecessor Senior Credit and Term Facility and a decrease in the aggregate average principal balance of the Company’s long-term debt.

As a result of the Company’s voluntary petitions for reorganization, all of the Company’s senior debt obligations were accelerated, and the outstanding balances were aggregated. As of the Petition Date, the Company had $2,075.6 million outstanding under the Predecessor Senior Credit and Term Facility, including $64.9 million of total facility fee incurred through December 19, 2009. In addition, the liability of $72.8 million outstanding under the interest rate swap agreement was converted to a component of senior debt as of that date. The total modified amount of interest-bearing senior debt as of the Petition Date of $2,148.4 million began incurring interest at the non-default rate previously applicable to the Tranche B Term Loans under the Predecessor Senior Credit and Term Facility, which was due in monthly payments. In December 2009, the $4.0 million that had been remitted to a cash collateral account as of September 30, 2009 for the benefit of the Company’s Lenders pursuant to a covenant under the Predecessor Senior Credit and Term Facility was applied as a reduction to the outstanding balance of the Company’s senior debt. This payment reduced the year end balance to $2,144.4 million.

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

Gain on Extinguishment of Debt and Write Off of Deferred Financing Costs and Debt Discount

The terms of the Predecessor Senior Credit and Term Facility were amended three times in 2008, which, among other things, permitted the Company to make voluntary prepayments of the Tranche A and B Term Loans at a discount to their principal amounts, subject to certain conditions and maximums. During the year ended December 31, 2008, the Company paid down $72.8 million and $187.5 million of the Tranche A Term Loans and Tranche B Term Loans, respectively, for payments of approximately $200.0 million. The Company recognized a gain of approximately $58.4 million, net of transaction fees, in the year ended December 31, 2008 resulting from the early extinguishment of a portion of the Predecessor Senior Credit and Term Facility.

The Company incurred approximately $0.6 million in costs paid to third parties in connection with the Fourth Amendment, and these amounts were expensed primarily during the first quarter of 2009. The Company also wrote off $0.2 million in debt issuance costs in connection with the modification of the Predecessor Senior Credit and Term Facility under this fourth amendment. During the year ended December 31, 2008, the Company wrote off approximately $3.5 million of debt issuance costs relating to the prepayments and $0.6 million related to the modification of the revolving credit facility under the third amendment to the Predecessor Senior Credit and Term Facility.

During 2008 we reached a settlement with respect to litigation involving our convertible subordinated notes whereby we repurchased $55.0 million of such notes that were tendered in an exchange offer. The remaining convertible subordinated notes that were tendered into the exchange offer were exchanged for approximately $274.5 million aggregate principal amount of amended and restated convertible subordinated notes with increased interest rates and specifically negotiated redemption terms (“Amended Notes”). During the years ended December 31, 2009 and 2008, we repurchased an aggregate amount of $0.7 million and $281.0 million, respectively, in principal amount of primarily our Amended Notes, including the $55.0 million related to the initial exchange offer, and recognized gains of $0.4 million and $56.3 million, respectively, net of transaction fees.

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

For the year ended December 31, 2009, the Company recognized an income tax benefit of $254.1 million based on a loss before income taxes of $1,037.5 million. Excluding the valuation allowance charge of $83.2 million and asset impairment charge of $985.7 million and the tax benefit associated with this charge of approximately $327.2 million, which was adversely impacted by the impairment of non-deductible goodwill, loss before income taxes would have been $51.8 million and tax benefit would have been approximately $10.1 million, resulting in an effective tax rate of 19.5%. This effective rate differs from the federal tax rate of 35% as the result of a $2.6 million non-cash write-down of the Company’s deferred tax asset related to stock compensation as discussed below, state tax benefit net of federal expense, non-deductible restructuring costs, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2009, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, time-vesting nonvested shares vested during the year ended December 31, 2009, and the Company recognized a $2.6 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock-based awards. Pursuant to the Emergence Plan, the 2002 Stock Option and Award Plan was terminated as of the Emergence Date, and all stock-based payments previously granted thereunder were canceled. The remaining unrecognized non-cash stock compensation expense associated with the grants was expensed as of the Emergence Date.

For the year ended December 31, 2008, the Company recognized an income tax benefit of $162.7 million based on a loss before income taxes of $1,132.5 million. Excluding the valuation allowance charge of $131.9 million and asset impairment charge of $1,208.2 million and the tax benefit associated with this charge of approximately $338.9 million, which was adversely impacted by the impairment of non-deductible goodwill, income before taxes would have been $75.7 million and tax expense would have been $44.3 million, resulting in an effective tax rate of 58.5%. This effective rate differs from the federal tax rate of 35% as the result of an $8.5 million non-cash write-down of the Company’s deferred tax asset related to stock compensation as discussed below, state tax benefit, net of federal expense, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2008, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, time-vesting nonvested shares vested during the year ended December 31, 2008, and the Company recognized an $8.5 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock-based awards.

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

Segment Results of Operations

We present segment operating income (“SOI”) as a primary measure of operating performance; for planning purposes, including the preparation of the Company’s annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to facilitate a comparison of our results with those of other companies; in communications with our board of directors concerning our financial performance; and when determining management’s incentive compensation. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, asset impairment and disposal charges, non-cash compensation, corporate general and administrative expenses, non-cash amounts related to contract obligations, and other, net. We believe the presentation of SOI is relevant and useful for investors because it allows investors to view the performance in a manner similar to the method used by management, helps improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.

Although Consolidated SOI is frequently used by investors and securities analysts in their evaluations of companies, Consolidated SOI has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

Some of these limitations are:

•	SOI does not reflect our future requirements for contractual commitments or our future requirements for capital expenditures;

•	SOI does not reflect changes in, or requirements for, our working capital;

•	SOI does not reflect interest income, interest expense or principal payments on our debt;

•	SOI does not reflect payments for income taxes;

•	SOI does not reflect the non-cash component of employee compensation or certain benefit costs;

•	SOI does not reflect any replacements of tangible or intangible assets; and

•	other companies in our industry may calculate SOI or similarly titled measures differently than we do, limiting their usefulness as comparative measures.

The reconciliation of SOI to our consolidated results of operations is presented at Item 8. “Financial Statements and Supplementary Data,” Note 20.

The following tables present the Company’s revenue, SOI, asset impairment and disposal charges, non-cash charge related to contractual obligations, local marketing agreement fees, non-cash compensation expense and depreciation and amortization by segment for the years ended December 31, 2010, 2009 and 2008.

	Successor	Predecessor
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Years Ended December 31,
			2009	2008
		(Amounts in millions)
Net revenue:
Radio Markets	$382.0	$247.1	$604.1	$688.8
Radio Network	65.0	50.3	123.8	181.8

Intersegment revenue:
Radio Markets	$(2.8)	$(2.0)	$(4.3)	$(7.5)
Radio Network	—	—	—	—

Net revenue	$444.2	$295.4	$723.6	$863.1

Radio Markets SOI	$160.6	$94.0	$214.9	$261.4
Radio Network SOI	9.5	8.0	3.6	28.5
Corporate general and administrative	(26.4)	(8.9)	(26.3)	(32.0)
Local marketing agreement fees	(0.4)	(0.5)	(1.0)	(1.3)
Asset impairment and disposal charges	—	—	(985.7)	(1,208.2)
Non-cash amounts related to contractual obligations	—	—	—	(21.4)
Non-cash compensation expense	(4.2)	(1.3)	(5.4)	(7.4)
Depreciation and amortization	(58.5)	(11.3)	(35.6)	(45.3)
Other, net	(7.5)	(0.9)	(6.8)	1.7

Total operating income (loss)	$73.1	$79.1	$(842.3)	$(1,024.0)

Asset impairment and disposal charges
Radio Markets	$—	$—	$912.6	$1,188.3
Radio Network	—	—	73.1	19.9

Total asset impairment and disposal charges	$—	$—	$985.7	$1,208.2

Non-cash amounts related to contractual obligations
Radio Markets	$—	$—	$—	$21.4
Radio Network	—	—	—	—

Total non-cash amounts related to contractual obligations	$—	$—	$—	$21.4

Local marketing agreement fees
Radio Markets	$0.4	$0.5	$1.0	$1.3
Radio Network	—	—	—	—

Total local marketing agreement fees	$0.4	$0.5	$1.0	$1.3

Segment non-cash compensation expense:
Radio Markets	$3.7	$1.1	$4.1	$5.2
Radio Network	0.5	0.2	1.3	2.2

Total segment non-cash compensation expense	$4.2	$1.3	$5.4	$7.4

Segment depreciation and amortization:
Radio Markets	$50.7	$8.3	$22.4	$25.8
Radio Network	7.8	3.0	13.2	19.5

Total segment depreciation and amortization	$58.5	$11.3	$35.6	$45.3

Radio Markets

	Successor	Predecessor
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Years Ended December 31,
			2009	2008
		(Amounts in millions)
Radio Markets
Net revenue	$382.0	$247.1	$604.1	$688.8
SOI	$160.6	$94.0	$214.9	$261.4

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Radio Markets revenue increased $25.0 million, or 4.1%, to $629.1 million for the year ended December 31, 2010 from $604.1 million for the year ended December 31, 2009. The increase in revenue at our Radio Markets segment is due to increases in both national and local advertising. In general, the larger metropolitan markets performed better than our medium to small metropolitan markets. However, our revenue growth at the Radio Markets was also negatively impacted by our stations in New York, NY, Dallas, TX and Salt Lake City, UT as these stations significantly underperformed their overall markets. In San Francisco, CA and Knoxville, TN our revenues were negatively impacted by the nonrenewal of the Oakland Raiders football contract and the termination of a local marketing agreement to operate a station in Knoxville, TN, respectively.

SOI was $254.6 million for the year ended December 31, 2010 as compared to $214.9 million for the year ended December 31, 2009. The increase in SOI for the year ended December 31, 2010 was primarily the result of the $25.0 million increase in net revenue, as well as reductions in programming costs, including decreases in compensation at our larger metropolitan markets, as well as decreases in selling-related costs.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Radio Markets revenue decreased $84.7 million, or 12.3%, to $604.1 million for the year ended December 31, 2009 from $688.8 million for the year ended December 31, 2008. The decrease in revenue is driven mostly by lower local advertising revenue, which is primarily attributable to an industry-wide decline in radio advertising. Generally, our stations in larger metropolitan markets performed better than those stations in medium to small metropolitan markets. Among the larger metropolitan markets, our stations in Chicago, IL, New York, NY and Dallas, TX significantly outperformed their markets, while revenues in our San Francisco, CA stations declined more than the overall market. On average, our stations in medium to small metropolitan markets generally performed at a level consistent with that of the markets in which they operate.

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

Radio Network

	Successor	Predecessor
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Years Ended December 31,
			2009	2008
		(Amounts in millions)
Radio Network
Net revenue	$65.0	$50.3	$123.8	$181.8
SOI	$9.5	$8.0	$3.6	$28.5

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Radio Network net revenue decreased $8.5 million, or 6.9%, to $115.3 million for the year ended December 31, 2010, from $123.8 million for the year ended December 31, 2009. The decrease in Radio Network revenue was due in part to the elimination of certain unprofitable programs in 2009 and 2010, as well as lower revenue from our news-related radar networks.

Radio Network SOI was $17.5 million for the year ended December 31, 2010 as compared to SOI of $3.6 million for the year ended December 31, 2009. The increase in SOI for the year ended December 31, 2010 was primarily the result of a reduction in programming expenses, which includes decreases in salaries and station compensation paid to affiliates, as well as reductions in selling-related costs and administrative expenses, partially offset by the $8.5 million decrease in net revenue.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash provided by the operations of our Radio Markets and our Radio Network and available borrowings under our Revolving Loan. On December 10, 2010, we entered into the Credit Facilities, which consist of a term loan credit facility of $350.0 million and a revolving credit facility in the amount of $150.0 million under which letters of credit may be issued and a swing line sub-facility of up to $30 million may be borrowed. As of December 31, 2010, we had approximately $147.1 million of availability under the Revolving Loan due to outstanding letters of credit of $2.9 million.

On December 20, 2009, the Company and certain of its subsidiaries filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of Chapter 11 of the Bankruptcy Code. See additional information under Current Bankruptcy Proceedings within Item 1 “Business” and related discussion at the “Senior Debt,” “Senior Notes” and “Subordinated Debt and Convertible Subordinated Notes” sections below.

It is anticipated that the funds necessary to consummate the Cumulus Merger and related transactions will be funded by new credit facilities, private and/or public offerings of debt securities and equity financing of Cumulus. Under the merger agreement, we have agreed to commence a debt tender offer to purchase our existing Senior Notes. As part of the debt tender offer, we will solicit the consent of the holders to amend, eliminate or waive certain sections (as specified by Cumulus) of the applicable indenture governing the Senior Notes. The closing of the debt tender offer will be conditioned on the occurrence of the closing of the Cumulus Merger, but the closing of the Cumulus Merger and the debt financing are not conditioned upon the closing of the debt tender offer.

In addition, the closing of the Cumulus Merger would constitute a “change in control” as defined in the Credit Agreement, which would be considered an event of default, also as defined, and could cause all amounts outstanding under the Credit Agreement to become immediately due and payable.

Our capitalization, liquidity and capital resources will change substantially if the Cumulus Merger is approved by our stockholders and the Cumulus Merger is consummated. Our liquidity requirements will be significant, primarily due to debt service requirements and financing costs relating to the indebtedness expected to be incurred in connection with the closing of the refinancing transactions.

Operating Activities

	Successor	Predecessor		$ Change
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31, 2009
		(Amounts in millions)
Net cash provided by operating activities	$93.6	$44.6	$65.7	$72.5

Net cash provided by operating activities was $138.2 million for the year ended December 31, 2010 as compared to $65.7 million for the year ended December 31, 2009. The increase of approximately $72.5 million is primarily a result of an increase in net revenue of $16.0 million, a decrease in operating expenses of $35.0 million, a decrease in cash paid for interest of $20.8 million and a reduction in cash used for working capital of $51.1 million, partially offset by increased cash paid for reorganization and other bankruptcy-related items of $49.9 million.

Investing Activities

	Successor	Predecessor		$ Change
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31, 2009
		(Amounts in millions)
Net cash used in investing activities	$(0.3)	$(11.2)	$(10.1)	$(1.4)

Net cash used in investing activities for the year ended December 31, 2010 of $11.5 million consists primarily of capital expenditures of $10.1 million and a net increase in restricted cash of $1.5 million. Cash used in investing activities of $10.1 million in the prior year consists primarily of capital expenditures of $7.8 million and an increase of $2.5 million of restricted cash.

Financing Activities

	Successor	Predecessor		$ Change
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31, 2009
		(Amounts in millions)
Net cash used in financing activities	$(72.5)	$(0.1)	$(16.7)	$(55.9)

Net cash used in financing activities was $72.6 million for the year ended December 31, 2010 compared to $16.7 million during the year ended December 31, 2009. Cash used in financing activities for the year ended December 31, 2010 included the repayment of the Emergence Term Loan Facility of $762.5 million, a $38.0 million prepayment penalty on the repayment of the Emergence Term Loan and $21.9 million of debt issuance costs, partially offset by the net proceeds from the issuance of $400.0 million aggregate principal amount of Senior Notes and borrowings of $350.0 million under the Term Loan. Cash used in financing activities for the year ended December 31, 2009 included $11.5 million in payments for debt issuance costs associated with the Fourth Amendment and a $4.0 million payment that was applied as a reduction to the outstanding balance of the Predecessor Senior Credit and Term Facility subsequent to the Petition Date.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes and capital expenditures. Our capital expenditures totaled $10.1 million during the year ended December 31, 2010, as compared to $7.8 million during the year ended December 31, 2009.

At December 31, 2010, we had cash and cash equivalents of $111.6 million. Based on our anticipated future operations, we believe that cash on hand and expected cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures for both maintenance and growth, and scheduled payments of principal and interest on our outstanding indebtedness.

We intend to focus our attention on our stations in the larger markets and may seek opportunities, if available, to divest some of our stations, subject to restrictions imposed under the Credit Facilities and in the Cumulus merger agreement. We are currently required to divest certain stations to comply with FCC ownership limits. The Company will continue to evaluate reasonable offers to purchase these stations or other markets that are contemplated for sale; however, there can be no assurance that any minimum level of asset sales will be completed.

Senior Debt

Senior debt consists of the following as of December 31, 2010 and 2009:

	Successor	Predecessor
	December 31, 2010	December 31, 2009
Type of Borrowing	(in thousands)
Term Loan	$350,000	$—
Tranche A term loans	—	526,176
Tranche B term loans	—	1,345,017
Revolving loans	—	135,747

	350,000	2,006,940
Interest rate swap	—	72,628
Facility fee	—	64,819

	350,000	2,144,387
Less current portion of senior debt	3,500	—

Total senior debt less current portion	$346,500	$2,144,387	(a)

(a)	Classified as liability subject to compromise as of December 31, 2009.

In connection with the ABC Merger in June 2007, the Predecessor entered into the Predecessor Senior Credit and Term Facility. For the period from January 1, 2010 through May 31, 2010, interest expense was incurred on the $2.1 billion outstanding under the Predecessor Senior Credit and Term Facility at a rate of approximately 2.0%.

On the Emergence Date, approximately $2.1 billion of the debt outstanding under the Predecessor Senior Credit and Term Facility was converted into the Emergence Term Loan Facility, which was guaranteed by the Company’s operating subsidiaries. The initial principal amount of $762.5 million under the Emergence Term Loan Facility was payable in 20 consecutive quarterly installments of approximately $1.9 million, due on the last day of each fiscal quarter, which commenced on September 30, 2010, with the final maturity of $724.4 million on June 3, 2015. A valuation adjustment of $19.1 million was recorded to reflect the Emergence Term Loan Facility at its estimated fair value upon issuance. This valuation adjustment was being amortized as a reduction of interest expense, net, over the contractual term of the Emergence Term Loan Facility.

During the period from the Fresh-Start Date through December 10, 2010, interest expense was incurred on the Emergence Term Loan Facility at 11.0%. On December 10, 2010 the Company refinanced the Emergence Term Loan Facility with the proceeds from the issuance of $400.0 million in Senior Notes (see discussion below) and borrowings of $350.0 million under the Term Loan, along with cash on hand. Interest was incurred on the Senior Notes and Term Loan through December 31, 2010 at annual rates of 7.75% and 4.25%, respectively. The Company expects the refinancing to result in reduced interest costs of approximately $35 million during 2011.

The interest rate for the amount borrowed under the Term Loan as of December 31, 2010 was 4.25% compared to the rate applicable to each of the components of the Predecessor Senior Credit and Term Facility as of December 31, 2009 of 1.99%.

During the period from January 1, 2010 through May 31, 2010 the Company incurred $1.1 million in debt issuance costs related to the Emergence Term Loan Facility. Approximately $0.1 million of such costs were amortized, and the remaining balance of $1.0 million was written off in connection with the refinancing of the Emergence Term Loan Facility. Pursuant to the terms of the Emergence Term Loan Facility, a prepayment penalty of $38.0 million was incurred; this was netted against the write off of the unamortized balance of the valuation adjustment of $17.1 million, which resulted in a loss on the extinguishment of debt of $21.0 million. The Company incurred $11.9 million of debt issuance costs in connection with the Credit Facilities. Amortization of these costs was $0.1 million during the period from June 1, 2010 through December 31, 2010.

The Credit Facilities are unconditionally guaranteed by certain of the Company’s subsidiaries and secured by the following: (a) a perfected first priority security interest in, among other things, all of accounts receivable, inventory, cash, personal property, material intellectual property and, in each case, proceeds thereof (subject to certain exceptions) of the Company and its guarantee subsidiaries; and (b) a perfected first priority pledge of the capital stock in the Company’s subsidiaries.

The proceeds from the Term Loan and the Revolving Loan bear interest at either (A) ABR (as defined in the Credit Agreement) subject to a 2.0% floor, plus 2.25% or (B) Eurodollar Rate (as defined in the Credit Agreement) subject to a 1.0% floor, plus 3.25%.

The Term Loan is payable in quarterly payments of $875,000 commencing on March 31, 2011, with the remaining amount payable on December 30, 2016. Outstanding amounts under the Revolving Loan are payable on December 10, 2013.

The Credit Agreement requires compliance with a consolidated total leverage ratio of 4.5 to 1.0 as of December 31, 2010 (with stepdowns thereafter), a senior secured leverage ratio of 2.25 to 1.0 as of December 31, 2010 and consolidated interest coverage ratio of 2.5 to 1.0 as of December 31, 2010.

The Credit Agreement also contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit the Company’s ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; and pay dividends or repurchase stock.

We were in compliance with the covenants under our Term Loan as of December 31, 2010.

Senior Notes

On December 10, 2010, we completed the private placement of $400.0 million aggregate principal amount of the Senior Notes to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S of the Securities Act of 1933, as amended. The private placement of the Senior Notes resulted in proceeds to us of approximately $392.0 million. The Senior Notes were issued pursuant to an indenture (the “Indenture”), dated as of December 10, 2010 by and among the Company, Wilmington Trust Company, a Delaware banking corporation, as trustee and Deutsche Bank Trust Company Americas, a New York banking corporation, as registrar, authentication agent and paying agent.

The Senior Notes will mature on December 15, 2018, and bear interest at a rate of 7.75% per annum, payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The Senior Notes are senior unsecured obligations of the Company and are guaranteed by each of our subsidiaries that guarantees the Credit Facilities.

The terms of the Indenture, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture.

The Senior Notes are redeemable, in whole or in part, at any time after December 15, 2014, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date. At any time prior to December 15, 2013 and upon the terms set forth in the Indenture, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds from one or more equity offerings at a redemption price equal to 107.75% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to December 15, 2014, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes so redeemed, plus a make-whole premium, plus accrued and unpaid interest, if any, to the redemption date. The Company may also redeem all or part of the Senior Notes at a redemption price equal to 107.75% of the face amount thereof plus accrued and unpaid interest, if any, to the redemption date if specified change of control or business combination events occur on or before 180 days after the issue date of the Senior Notes.

The Company incurred $8.9 million of debt issuance costs in connection with the issuance of the Senior Notes. Amortization of these costs was $0.1 million during the period from June 1, 2010 through December 31, 2010.

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

Pursuant to the terms of a settlement agreement regarding previous litigation with certain of the holders of the Original Notes that was dismissed in 2008, the Predecessor issued $274.5 million aggregate principal amount of amended and restated convertible subordinated notes (the “Amended Notes”) through an exchange offer and cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes. The Amended Notes had increased interest rates and specifically negotiated redemption terms. The conversion terms of the Amended Notes did not differ in any material respect from those of the Original Notes. Through September 30, 2009, the Predecessor had repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including $0.7 million repurchased during the nine months ended September 30, 2009, which resulted in a gain of approximately $0.4 million, net of transaction fees. The Amended Notes were scheduled to mature on February 15, 2011 and bore interest at a rate of 8.0% per annum during the year ended December 31, 2009.

The Predecessor ceased accruing interest on all unsecured debt subject to compromise, including the convertible subordinated notes, since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009. The balance of convertible subordinated notes was $48.3 million as of December 31, 2009, including $0.5 million of Original Notes, and this amount, along with unpaid interest of $1.3 million related to the convertible subordinated notes was included in liabilities subject to compromise in the accompanying consolidated balance sheets.

At the time that the Predecessor issued the Amended Notes, the underlying terms contained contingent interest rate adjustments that could have caused interest to vary in future periods depending on the outstanding balance of Amended Notes. The estimated value of the contingent interest rate derivative instrument was measured at estimated fair value at each subsequent reporting date. As of December 31, 2009, no value was attributed to this derivative. The change in fair value for the years ended December 31, 2009 and 2008 represented gains of $1.8 million and $3.3 million, respectively, which are included in the accompanying consolidated statement of operations as a component of interest expense, net.

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

In accordance with the Emergence Plan, on the Emergence Date all of the obligations of the Predecessor with respect to the convertible subordinated notes were terminated and these notes were cancelled.

Recent Accounting Standards

See Item 8. “Financial Statements and Supplementary Data,” Note 1.

Critical Accounting Policies

For a summary of our significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements within Item 8. “Financial Statements and Supplementary Data.”

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period. These estimates are based on the most appropriate information that is available at the time of the estimate. On an ongoing basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions. The following accounting polices require significant management estimates.

Revenue Recognition. We recognize revenue at the Radio Markets from the sale of commercial broadcast time to advertisers when commercials are broadcast, subject to meeting certain conditions, such as persuasive evidence that an arrangement exists, the price is fixed and determinable and collection is reasonably assured.

These criteria are generally met at the time an advertisement is broadcast, and revenue is recognized net of advertising agency commissions. Based on our past experience, the use of these criteria has been a reliable method to recognize revenue. Revenue at the Radio Network segment is recognized when the commercials are aired by the affiliate and we have no further obligation to the national advertiser. In addition, we assess the creditworthiness of our advertisers to assess collectibility of their receivables.

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

Business Combinations and the Application of Fresh-Start Reporting. We employ various estimates when determining the fair market value of assets acquired and liabilities assumed in connection with the allocation of purchase price consideration in business combinations. In addition, the allocation of enterprise value made in connection with fresh-start reporting, as well as the evaluation of the fair values of assets and liabilities as of the date of our application of fresh-start reporting required us to employ various estimates. Intangible assets generally account for a significant portion of total assets acquired, and intangible assets consist primarily of FCC broadcast licenses and goodwill, but also include certain other identifiable intangible assets.

Intangible Assets. Our intangible assets include FCC licenses, goodwill and other intangible assets. We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill, and the application of fresh-start reporting resulted in significant revaluation adjustments to the balances of these and other intangible assets. As of December 31, 2010, we had approximately $1,883.4 million in intangible assets, which represent approximately 78% of our total assets, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Subject to delays in processing by the FCC, historically, all of our licenses have been renewed at the end of their respective eight-year periods. We expect that all licenses will continue to be renewed in the future, although we cannot be assured that all of our licenses will be renewed. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our FCC radio station licenses could have a material adverse effect on our business, liquidity, financial position, and results of operations.

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

We evaluate our FCC licenses for impairment as of October 1, our annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We evaluate the fair value of our FCC licenses at the unit of account level and have determined the unit of account to be the geographic market level. Our lowest level of identifiable cash flow is the geographic market level. The annual test requires that we (1) determine the unit of accounting, which we have determined to be the geographic market; and (2) compare the carrying amount of the FCC licenses reflected on the balance sheet in each geographic market to the respective fair value of each geographic market’s FCC licenses. If the carrying amount of the FCC licenses is greater than their respective estimated fair value in a given geographic market, the carrying amount of the FCC licenses for that geographic market is reduced to their respective estimated fair value.

We determine the fair value of our FCC licenses using an income approach generally referred to as the “Jefferson Pilot Method” or “Greenfield Approach.” This income approach attempts to isolate the income that is attributable to the FCC licenses at the unit of account level. The fair value is calculated by estimating and discounting the cash flows that a typical market participant would assume could be available from similar stations operated as part of a group of commonly owned stations in a similar sized geographic radio market. It is assumed that rather than acquiring such stations or operation as a going concern, the buyer would hypothetically obtain the licenses (at nominal cost) and build the new stations or operation with similar attributes from scratch. We believe this direct method of valuation to estimate the fair value of FCC licenses provides the best estimate of the fair value of the FCC licenses. We do not utilize a market approach as transactions involving FCC licenses in a specific geographic market do not frequently occur and therefore the information is limited, if available at all. The cost approach is not applicable as FCC licenses are not able to be re-created or duplicated.

For purposes of testing the carrying value of our FCC licenses for impairment, the fair value of FCC licenses for each geographic market contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) forecasted revenue growth rates for each radio geographic market; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a geographic market basis are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a geographic market basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given geographic market, the carrying amount of the FCC license in that geographic market is reduced to its estimated fair value, and such reduction may have a material impact on our consolidated financial condition and results of operations.

We evaluate our goodwill for impairment as of October 1, our annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We test for impairment of goodwill at the reporting unit level, which we have determined to be a geographic market for its radio stations and the Radio Network for its network operations. The annual test requires that the Company determine the fair value of the reporting unit and compare such to the carrying value of the reporting unit. If the fair value of the reporting unit is below the carrying value, we must (1) evaluate the fair value of the other long-term assets of the reporting unit; and (2) compare the carrying amount of the goodwill reflected on the balance sheet in each reporting unit to the respective implied fair value of each reporting unit’s goodwill, which is determined in the same manner as goodwill in a business combination. If the carrying amount of the goodwill is greater than its respective implied fair value in a given reporting unit, an impairment loss is recognized for the excess carrying amount.

We determine the fair value of goodwill using primarily a market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. We believe a market approach reflects the best estimate of the fair value of an entire reporting unit as radio markets are generally sold within the industry based on a multiple of EBITDA (earnings before interest, taxes and depreciation and amortization). Therefore, we utilize EBITDA specific to the geographic market and apply a multiple based on recent transactions or a multiple derived from public radio company information to estimate the value of the reporting unit. We generally consider the cost approach to be inapplicable as this approach does not capture going concern value of the business (see Item 8. “Financial Statements and Supplementary Data,” Note 5). If the carrying amount of the goodwill is greater than the estimated fair value of the goodwill of the respective reporting unit, the carrying amount of goodwill of that reporting unit is reduced to its estimated fair value, and such reduction may have a material impact on our consolidated financial condition and results of operations.

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

Income Taxes. Generally for tax purposes, we expect to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. When we determine that an equity award is more likely than not to be deductible for tax purposes, the cumulative compensation cost recognized for equity awards and amounts that ultimately will be deductible for tax purposes are temporary differences. As of December 31, 2010, the Company has recognized a deferred tax asset for such equity awards of $7.2 million. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase in additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless we have an available additional paid-in capital pool.

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

Stock-Based Compensation. The cost of our stock-based payments to employees, including grants of employee stock options, is recognized in the financial statements based on the fair values of such awards measured at the grant date, or the date of later modification. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award, which is based on our determination of the appropriate service period underlying the award. We also utilize estimates regarding the evaluation of historical performance compared to the terms of the performance objectives stipulated in stock-based compensation awards that contain performance conditions. We also use assumptions when determining the value of equity awards containing market conditions.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, and the determination of the assumptions used in the Black-Scholes model requires management to make certain judgments and estimates, including the expected stock price volatility and expected term of the options granted. The use of different assumptions and estimates in the Black-Scholes option pricing model could have a material impact on the estimated fair value of option grants and the related non-cash compensation expense.

Valuation of Derivative Financial Instruments. Our previously outstanding convertible subordinated notes contained certain features that required them to be accounted for as derivatives separate from the related notes. At each reporting date subsequent to the initial establishment of these derivative liabilities, we measured the estimated fair value of each derivative financial instrument, and any increase or decrease in the estimated fair value of the derivative liability was recognized immediately in earnings. These derivative liabilities had no value as of December 31, 2009, and we currently have no other derivative instruments.

Hedging Activities. We are, and will be, exposed to fluctuations in interest rates, primarily attributable to borrowings under any floating rate debt, including the Credit Facilities. We actively monitor these fluctuations and from time to time may enter into derivative instruments to mitigate the variability of interest payments in accordance with our risk management strategy. The accounting for changes in the fair values of such derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transactions occur and are recognized in earnings. If it is determined that a derivative ceases to be a highly effective hedge or if the hedged transaction becomes probable of not occurring, hedge accounting is discontinued and future changes in the fair value of the derivative are recognized as a component of income, consistent with the hedged transaction. Also, if it becomes probable that the hedged transaction will not occur, the amount recorded in accumulated other comprehensive income (loss) is immediately reclassified into net income (loss).

Contractual Obligations and Commercial Commitments

The table below reflects the Company’s estimated contractual obligations and other commercial commitments as of December 31, 2010.

	Payments Due by Period (in millions)
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Term Loan	$3.5	$7.0	$7.0	$332.5	$350.0
Senior notes	—	—	—	400.0	400.0
Variable interest payments (1)	15.0	29.6	29.0	14.3	87.9
Fixed interest payments	31.3	62.9	62.9	93.0	250.1
Other broadcast programming	49.1	70.4	46.6	0.2	166.3
Sports broadcasting and employment contracts	58.3	40.1	5.3	1.4	105.1
Operating leases	18.6	33.3	22.7	44.7	119.3
Other contractual obligations	23.2	44.5	44.1	2.4	114.2
Supplemental employee retirement plan (2)	—	—	—	18.7	18.7

Total contractual cash obligations (3)	$199.0	$287.8	$217.6	$907.2	$1,611.6

(1)	The interest amounts expected to be paid on our Term Loan are estimated based on interest rates in effect as of December 31, 2010.

(2)	The amount disclosed in the table above represents the expected lump sum payment at retirement. This amount differs from the liability recorded as of December 31, 2010, which represents the actuarial present value of benefits attributed to service rendered prior to December 31, 2010. In addition, if the participant’s separation from service occurs prior to the date that the participant reaches age 65, the benefit payable shall be reduced by four percent (4%) per year for each year (or fraction thereof) prior to attainment of age 65 that such benefit would be paid.

(3)	The Company’s estimated liability for uncertain positions of $2.9 million as of December 31, 2010 is not included in the table above due to the uncertainty regarding the timing of the ultimate settlement of such amounts.

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

We are exposed to a number of financial market risks in the ordinary course of business. We believe our primary financial market risk exposure pertains to interest rate changes, primarily as a result of our Credit Facilities, which bear interest based on variable rates.

We are exposed to variable interest rates on the $350.0 million outstanding under the Term Loan. The interest rate on the Term Loan as of December 31, 2010 was 4.25% per annum. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to this debt. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $3.5 million of increased interest expense. To the extent we borrow under our Revolving Loan in the future, our exposure to variable interest rates would increase.

In the event of an adverse change in interest rates, management may take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

We believe our receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which we operate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Citadel Broadcasting Corporation

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries (the “Company”) as of December 31, 2010 (successor) and 2009 (predecessor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from June 1, 2010 to December 31, 2010 (successor), the period from January 1, 2010 to May 31, 2010 (predecessor) and for each of the two years in the period ended December 31, 2009 (predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Citadel Broadcasting Corporation and subsidiaries as of December 31, 2010 (successor) and 2009 (predecessor), and the results of their operations and their cash flows for the period from June 1, 2010 to December 31, 2010 (successor), the period from January 1, 2010 to May 31, 2010 (predecessor) and for each of the two years in the period ended December 31, 2009 (predecessor), in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 30, 2011

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	Successor	Predecessor
	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$111,624	$57,441
Accounts receivable, net	138,751	159,201
Prepaid expenses and other current assets (including deferred income tax assets of $23,023 and $566 as of December 31, 2010 and December 31, 2009, respectively)	37,418	21,177

Total current assets	287,793	237,819
Long-term assets
Property and equipment, net	200,121	201,542
FCC licenses	893,610	600,603
Goodwill	763,849	321,976
Customer and affiliate relationships, net	195,080	36,284
Other assets, net	67,661	19,765

Total assets	$2,408,114	$1,417,989

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable, accrued liabilities and other liabilities	$56,661	$36,376
Senior debt, current	3,500	—

Total current liabilities not subject to compromise	60,161	36,376
Long-term liabilities
Senior debt, less current portion	346,500	—
Senior notes	400,000	—
Other long-term liabilities, less current portion	58,342	2,631
Deferred income tax liabilities	268,454	180,422

Total liabilities not subject to compromise	1,133,457	219,429
Liabilities subject to compromise	—	2,270,418

Total liabilities	1,133,457	2,489,847

Commitments and contingencies
Stockholders’ equity (deficit)
Successor preferred stock, $.001 par value – authorized, 50,000,000 shares at December 31, 2010; no shares issued or outstanding at December 31, 2010	—	—
Successor class A common stock, $.001 par value – authorized, 100,000,000 shares at December 31, 2010; issued and outstanding, 4,539,601 shares at December 31, 2010	5	—
Successor class B common stock, $.001 par value – authorized, 100,000,000 shares at December 31, 2010; issued and outstanding, 18,131,638 shares at December 31, 2010	18	—
Successor equity held in reserve	13,182	—
Additional paid-in capital (including 23,682,484 Successor special warrants at December 31, 2010)	1,263,235	2,447,084
Predecessor preferred stock, $.01 par value – authorized, 200,000,000 shares at December 31, 2009; no shares issued or outstanding at December 31, 2009	—	—
Predecessor common stock, $.01 par value – authorized, 500,000,000 shares at December 31, 2009; issued and outstanding, 294,035,525 and 265,623,369, respectively at December 31, 2009	—	2,940
Predecessor treasury stock, at cost, 28,412,156 shares at December 31, 2009	—	(344,371)
Accumulated deficit	(1,783)	(3,177,511)

Total stockholders’ equity (deficit)	1,274,657	(1,071,858)

Total liabilities and stockholders’ equity (deficit)	$2,408,114	$1,417,989

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Successor	Predecessor
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31,
			2009	2008
Net revenue	$444,142	$295,424	$723,620	$863,121
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below, and including non-cash compensation expense of $954, $526, $1,516 and $2,370, respectively	164,594	116,103	306,648	353,014
Selling, general and administrative, including non-cash compensation expense of $3,244, $785, $3,884 and $4,984, respectively	113,637	78,582	203,871	227,517
Corporate general and administrative, including non-cash compensation expense of $14,587, $570 and $5,135 and $6,652, respectively	26,394	8,929	26,320	32,049
Local marketing agreement fees	379	455	1,027	1,334
Asset impairment and disposal charges	—	—	985,653	1,208,208
Depreciation and amortization	58,564	11,365	35,599	45,264
Non-cash amounts related to contractual obligations	—	—	—	21,440
Other, net	7,486	854	6,841	(1,688)

Operating expenses	371,054	216,288	1,565,959	1,887,138

Operating income (loss)	73,088	79,136	(842,339)	(1,024,017)

Reorganization items, net	—	(1,014,077)	4,556	—
Interest expense, net	45,365	17,771	190,175	211,818
Extinguishment of debt	20,969	—	(428)	(114,736)
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	984	—	814	11,399

Income (loss) before income taxes	5,770	1,075,442	(1,037,456)	(1,132,498)
Income tax expense (benefit)	7,553	5,737	(254,097)	(162,679)

Net (loss) income	$(1,783)	$1,069,705	$(783,359)	$(969,819)

Net (loss) income per share—basic	$(0.04)	$4.02	$(2.97)	$(3.69)

Net (loss) income per share—diluted	$(0.04)	$3.99	$(2.97)	$(3.69)

Weighted average common shares outstanding—basic	45,625	266,041	263,989	262,812

Weighted average common shares outstanding—diluted	45,625	267,961	263,989	262,812

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Class A		Class B
	Common Stock		Common Stock		Common Stock		Reserve		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares Held in Reserve	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Predecessor:
Balances at January 1, 2008	—	$—	—	$—	290,726,502	$2,907	—	$—	(26,835,340)	$(343,042)	$2,422,076	$(1,424,333)	$(30,369)	$627,239
Net loss	—	—	—	—	—	—	—	—	—	—	—	(969,819)	—	(969,819)
Unrealized loss on derivative and hedging activities, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	980	980
Reclassification of unrealized loss on derivative and hedging activities	—	—	—	—	—	—	—	—	—	—	—	—	29,389	29,389

Total comprehensive loss														(939,450)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	13,449	—	—	13,449
Interest on shareholder notes	—	—	—	—	—	—	—	—	—	—	(15)	—	—	(15)
Issuance of restricted shares, net	—	—	—	—	6,847,570	69	—	—	—	—	(68)	—	—	1
Treasury stock associated with stock-based transactions	—	—	—	—	—	—	—	—	(1,015,833)	(1,255)	—	—	—	(1,255)
Dividend adjustment related to stock-based transactions	—	—	—	—	—	—	—	—	—	—	557	—	—	557
Adjustment to the conversion of equity awards in connection with the ABC Merger	—	—	—	—	—	—	—	—	—	—	526	—	—	526

Balances at December 31, 2008	—	$—	—	$—	297,574,072	$2,976	—	$—	(27,851,173)	$(344,297)	$2,436,525	$(2,394,152)	$—	$(298,948)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(783,359)	—	(783,359)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	10,555	—	—	10,555
Interest on shareholder notes	—	—	—	—	—	—	—	—	—	—	(11)	—	—	(11)
Cancellation of restricted shares, net of issuances	—	—	—	—	(3,538,547)	(36)	—	—	—	—	35	—	—	(1)
Treasury stock associated with stock-based transactions	—	—	—	—	—	—	—	—	(560,983)	(74)	—	—	—	(74)
Dividend adjustment related to stock-based transactions	—	—	—	—	—	—	—	—	—	—	(20)	—	—	(20)

Balances at December 31, 2009	—	$—	—	$—	294,035,525	$2,940	—	$—	(28,412,156)	$(344,371)	$2,447,084	$(3,177,511)	$—	$(1,071,858)
Net income	—	—	—	—	—	—	—	—	—	—	—	19,415	—	19,415
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	1,107	—	—	1,107
Interest on shareholder notes	—	—	—	—	—	—	—	—	—	—	(6)	—	—	(6)
Issuance of restricted shares, net	—	—	—	—	201,103	2	—	—	—	—	(2)	—	—	—
Treasury stock associated with stock-based transactions	—	—	—	—	—	—	—	—	(159,570)	(5)	—	—	—	(5)
Dividend adjustment related to stock-based transactions	—	—	—	—	—	—	—	—	—	—	4	—	—	4

Balances at May 31, 2010	—	$—	—	$—	294,236,628	$2,942	—	$—	(28,571,726)	$(344,376)	$2,448,187	$(3,158,096)	$—	$(1,051,343)

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Continued)

(in thousands, except share amounts)

	Class A		Class B
	Common Stock		Common Stock		Common Stock		Reserve		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares Held in Reserve	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficitm	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Plan of reorganization adjustments:
Net income before reorganization items	—	—	—	—	—	—	—	—	—	—	—	128,490	—	128,490
Cancellation of Predecessor’s common and treasury stock	—	—	—	—	(294,236,628)	(2,942)	—	—	28,571,726	344,376	(341,434)	—	—	—
Issuance of new equity interests in connection with emergence from Chapter 11	3,031,311	3	16,699,015	17	—	—	518,614	14,305	—	—	1,244,113	—	—	1,258,438
Reorganization adjustments	—	—	—	—	—	—	—	—	—	—	1,051	—	—	1,051

Subtotal (Predecessor)	3,031,311	$3	16,699,015	$17	—	$—	518,614	$14,305	—	$—	$3,351,917	$(3,029,606)	$—	$336,636
Fresh-start valuation adjustments:
Gain on revaluation of assets and liabilities	—	—	—	—	—	—	—	—	—	—	—	921,801		921,801
Elimination of Predecessor accumulated deficit	—	—	—	—	—	—	—	—	—	—	(2,107,805)	2,107,805	—	—

Subtotal (Successor)	3,031,311	$3	16,699,015	$17	—	$—	518,614	$14,305	—	$—	$1,244,112	$—	$—	$1,258,437
Successor:
Net loss from June 1, 2010 to December 31, 2010	—	—	—	—	—	—	—	—	—	—	—	(1,783)	—	(1,783)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	18,042	—	—	18,042
Issuance of restricted shares, net	1,206,625	1	—	—	—	—	—	—	—	—	(1)	—	—	—
Equity conversions and distributions	301,665	1	1,432,623	1	—	—	(40,717)	(1,123)	—	—	1,121	—	—	—
Other	—	—	—	—	—	—	—	—	—	—	(39)	—	—	(39)

Balance at December 31, 2010	4,539,601	$5	18,131,638	$18	—	$—	477,897	$13,182	—	$—	$1,263,235	$(1,783)	$—	$1,274,657

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Successor	Predecessor
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31,
			2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,783)	$1,069,705	$(783,359)	$(969,819)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	58,564	11,365	35,599	45,264
Non-cash amounts related to contract obligations	—	—	—	21,440
Extinguishment of debt	20,969	—	(428)	(114,736)
Write-off of deferred financing costs and debt discount upon extinguishment of debt and other debt-related fees	984	—	160	11,399
Asset impairment and disposal charges	—	—	985,653	1,208,208
Non-cash debt-related amounts and facility fees	(1,693)	—	105,141	3,414
Reorganization items, net	—	(1,063,639)	4,087	—
Fair value of swap liability	—	—	(9,578)	82,355
Provision for bad debts	2,385	578	6,231	6,574
Loss (gain) on sale of assets	271	708	271	(625)
Deferred income taxes	6,057	5,150	(245,517)	(176,168)
Non-cash compensation expense	18,785	1,881	10,535	14,006
Changes in operating assets and liabilities:
Accounts receivable	3,795	13,884	5,586	14,168
Prepaid expenses and other current assets	2,861	(900)	(2,502)	(1,199)
Accounts payable, accrued liabilities and other obligations	(17,559)	5,855	(46,226)	(13,429)

Net cash provided by operating activities	93,636	44,587	65,653	130,852

Cash flows from investing activities:
Capital expenditures	(6,671)	(3,409)	(7,761)	(8,920)
Proceeds from sale of assets	13	5	23	1,494
Restricted cash	6,302	(7,773)	(2,460)	—
Other assets, net	78	25	50	90
FCC license upgrades	—	—	—	(2,114)
Cash paid to acquire stations	—	—	—	(388)

Net cash used in investing activities	(278)	(11,152)	(10,148)	(9,838)

Cash flows from financing activities:
Principal payments on Emergence Term Loan	(762,500)	—	—	—
Proceeds from Term Loan	350,000	—	—	—
Proceeds from Senior Notes	400,000	—	—	—
Debt issuance costs	(21,878)	—	(11,477)	(10,836)
Prepayment penalty on extinguishment of debt	(38,030)	—	—	—
Principal payments on other long-term obligations	(72)	(125)	(192)	(56)
Payments for early extinguishment of debt, including related fees	—	—	(292)	(426,553)
Other debt-related expenses	—	—	(654)	—
Purchase of shares held in treasury	—	(5)	(73)	(1,256)
Principal payments on Senior Credit Facility	—	—	(4,010)	—
Proceeds from Predecessor Senior Credit and Term Facility	—	—	—	136,000

Net cash used in financing activities	(72,480)	(130)	(16,698)	(302,701)

Net increase (decrease) in cash and cash equivalents	20,878	33,305	38,807	(181,687)
Cash and cash equivalents, beginning of period	90,746	57,441	18,634	200,321

Cash and cash equivalents, end of period	$111,624	$90,746	$57,441	$18,634

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

Supplemental disclosure of cash flow information

	Successor	Predecessor
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Year Ended December 31,
			2009	2008
Cash Payments:
Interest	$45,932	$24,478	$91,190	$127,538
Income taxes	387	481	1,804	5,665
Reorganization items—cash paid for professional fees	—	17,651	—	—
Reorganization items—cash paid to unsecured creditors	319	31,913	—	—
Barter Transactions:
Barter revenue—included in net revenue	11,088	7,574	19,830	19,107
Barter expenses—included in cost of revenue and selling, general and administrative expense	10,809	7,278	20,332	18,784
Write-off of valuation adjustment	17,061	—	—	—

See accompanying notes to consolidated financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of the Company

Description of Business

Subsidiaries of Citadel Broadcasting Corporation own and operate radio stations and hold FCC licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. Citadel Broadcasting Corporation (together with its consolidated subsidiaries, the “Company”) aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). In addition to owning and operating radio stations, the Company also owns and operates Citadel Media (the “Radio Network”), which produces and distributes a variety of radio programming and formats that are syndicated across approximately 4,000 station affiliates and 9,000 program affiliations, and is a separate reportable segment.

Company History

In January 2001, the Company was formed by affiliates of Forstmann Little & Co. (“FL&Co.”) in connection with a leveraged buyout transaction of our predecessor, Citadel Broadcasting Company (“Citadel Broadcasting”).

On February 6, 2006, the Company and Alphabet Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“ABC Merger Sub”), entered into an agreement and plan of merger with The Walt Disney Company (“TWDC”), a Delaware corporation, and ABC Radio Holdings, Inc., formerly known as ABC Chicago FM Radio, Inc. (“ABC Radio”), a Delaware corporation and wholly-owned subsidiary of TWDC.

The Company, ABC Merger Sub, TWDC and ABC Radio consummated the (i) separation of the ABC Radio Network business and 22 ABC radio stations (collectively, the “ABC Radio Business”) from TWDC and its subsidiaries, (ii) spin-off of ABC Radio, which holds the ABC Radio Business, and (iii) merger of ABC Merger Sub with and into ABC Radio, with ABC Radio surviving as a wholly-owned subsidiary of the Company (the “ABC Merger”). In connection with those transactions, TWDC or one of its affiliates retained cash from the proceeds of debt incurred by ABC Radio on June 5, 2007 in the amount of $1.35 billion (the “ABC Radio Debt”). Immediately thereafter, the separate corporate existence of ABC Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The ABC Merger became effective on June 12, 2007.

Also, on June 12, 2007, to effectuate the ABC Merger, the Company entered into a credit agreement to provide debt financing to the Company in connection with the payment of a special distribution on June 12, 2007 immediately prior to the closing of the ABC Merger in the amount of $2.4631 per share to all pre-merger holders of record of Company common stock as of June 8, 2007 (the “Special Distribution”), the refinancing of Citadel Broadcasting’s existing senior credit facility, the refinancing of the ABC Radio Debt and the completion of the ABC Merger. This senior credit and term agreement provided for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013 (“Tranche A Term Loans”), and $1,535 million term loans maturing in June 2014 (“Tranche B Term Loans”) (collectively, the “Predecessor Senior Credit and Term Facility”).

Plan of Reorganization

On December 20, 2009 (“Petition Date”), Citadel Broadcasting Corporation and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (collectively, the “Chapter 11 Proceedings”). On May 10, 2010, the Debtors filed the second modified joint plan of reorganization of Citadel Broadcasting Corporation and Its

Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (including all modifications, the “Emergence Plan”), and on May 19, 2010 (the “Confirmation Date”), the Bankruptcy Court entered an order (the “Confirmation Order”), confirming the Emergence Plan. On June 3, 2010 (the “Emergence Date”), the Debtors consummated their reorganization and the Emergence Plan became effective. As a result, the Company is considered a successor registrant and, pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s class A common stock is deemed to be registered pursuant to Section 12(g) of the Exchange Act.

Under the Emergence Plan, the Debtors distributed three forms of equity: class A common stock (currently traded over-the-counter under the symbol “CDELA”); class B common stock (currently traded over-the-counter under the symbol “CDELB”); and special warrants to purchase class B common stock (currently traded over-the- counter under the symbol “CDDGW”). See Note 14.

The Refinancing Transactions

In accordance with the Emergence Plan, approximately $2.1 billion of the debt outstanding under the Predecessor Senior Credit and Term Facility was converted into a term loan dated as of June 3, 2010 among the Company, the several lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (the “Emergence Term Loan Facility”) in the initial principal amount of $762.5 million with a 5-year term. See Notes 3 and 10 for additional discussion of the Emergence Plan and the Emergence Term Loan Facility.

The Company entered into a new credit agreement dated as of December 10, 2010 (the “Credit Agreement”) by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The Credit Agreement consists of a term loan credit facility of $350.0 million with a term of six years (the “Term Loan”) and a revolving credit facility in the amount of $150.0 million under which a swing line sub-facility of up to $30.0 million may be borrowed and letters of credit may be issued (the “Revolving Loan,” together with the Term Loan, the “Credit Facilities”). The Revolving Loan was undrawn at closing and remained undrawn as of December 31, 2010; however, the Company had $147.1 million of availability under the Revolving Loan due to outstanding letters of credit of $2.9 million. The Company used the proceeds of the Term Loan, along with the net proceeds from the concurrent issuance of the $400.0 million aggregate principal amount of senior notes (the “Senior Notes”), and cash on hand to repay the amounts outstanding under its Emergence Term Loan Facility. See additional discussion at Notes 10 and 11.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements of the Company include Citadel Broadcasting Corporation, Citadel Broadcasting, ABC Radio and their consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was required to adopt fresh-start reporting as of the Confirmation Date or such later date when all material conditions precedent to the effectiveness of the Emergence Plan had been satisfied, but no later than the Emergence Date. All material conditions were satisfied on the Emergence Date, and in light of the proximity of this date to the Company’s May 31, 2010 accounting period end, the effects of fresh-start reporting and the Emergence Plan were reported for accounting purposes as if they occurred on May 31, 2010 (the “Fresh-Start Date”). The Company adopted fresh-start reporting provisions in accordance with accounting guidance on reorganizations (see Note 3). The Company applied the provisions of fresh-start reporting as of May 31, 2010 instead of the June 3, 2010 Emergence Date, which did not result in a material difference to the Company’s results of operations or financial condition.

References in this report to “Successor” refer to the Company on or after the Fresh-Start Date. References to “Predecessor” refer to the Company prior to the Fresh-Start Date. Consolidated financial statements as of December 31, 2010 and for the period from June 1, 2010 through December 31, 2010 represent the Successor’s financial position and results of operations (the “Successor Period”). The consolidated financial statements as of December 31, 2009, for the period from January 1, 2010 through May 31, 2010 and for each of the years ended December 31, 2009 and 2008 represent the Predecessor’s financial position and results of operations (the “Predecessor Periods”). References in this report to the “Company” refer to Citadel Broadcasting Corporation and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate. The Predecessor Periods reflect the historical accounting basis of the Predecessor’s assets and liabilities, while the Successor Period reflects assets and liabilities at fair value, based on an allocation of the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations (see Note 3). The Company’s emergence from bankruptcy resulted in a new reporting entity that had no retained earnings or accumulated deficit as of the Fresh-Start Date. Accordingly, the Company’s consolidated financial statements for the Predecessor Periods are not comparable to its consolidated financial statements for the Successor Period. Operating results for the Successor and Predecessor Periods are not necessarily indicative of the results to be expected for a full fiscal year.

For the period between the Petition Date and the Fresh-Start Date, the consolidated financial statements of the Predecessor were prepared in accordance with accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code. Accordingly, all pre-petition liabilities subject to compromise were segregated in the Predecessor’s consolidated balance sheet as of December 31, 2009 and classified as liabilities subject to compromise at the estimated amounts of allowable claims as of that date. Liabilities not subject to compromise are separately classified as current and non-current. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the Predecessor’s consolidated statements of operations.

In connection with the ABC Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the ABC Merger. The trustee agreement stipulates that the Company must fund any operating shortfalls of the trustee’s activities, and any excess cash flow generated by the trustee is distributed to the Company. Also, the Company has transferred one other station to a separate divestiture trust to comply with FCC ownership limits in connection with a station acquisition (together with Last Bastion, the “Divestiture Trusts”). The Company has determined that it is the primary beneficiary of the Divestiture Trusts and consolidates the Divestiture Trusts accordingly.

2. Summary of Significant Accounting Policies

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions relate in particular to allocations of enterprise value made in connection with fresh-start reporting, fair values of assets and liabilities as of the Fresh-Start Date, the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions that could affect the estimated fair values, the analysis of the measurement of deferred tax assets, including the calculation of a valuation allowance to reduce the amount of deferred tax asset to the amount that is more likely than not to be realized, the identification and quantification of income tax liabilities due to uncertain tax positions, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when estimating the value of its supplemental executive retirement plan (the “SERP”) and when employing the Black-Scholes valuation model to estimate the fair value of stock options. The Predecessor used estimates to calculate the value of certain fully vested stock units and equity awards containing market conditions and in determining the estimated fair values of its interest rate swap, credit risk adjustments and certain derivative financial instruments. These estimates were based on the information that was available to management at the time of the estimate. Actual results could differ materially from those estimates.

Business Combinations and the Application of Fresh-Start Reporting

The adoption of fresh-start reporting results in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and the predecessor’s accumulated deficit is eliminated. In adopting fresh-start reporting, the Company was required to determine its enterprise value, which represents the fair value of the entity. See Note 3.

The Company employs various estimates when determining the fair market value of assets acquired and liabilities assumed in connection with the allocation of purchase price consideration in business combinations. In addition, the allocation of enterprise value made in connection with Fresh-Start Reporting, as well as the evaluation of the fair values of assets and liabilities as of the date of the application of Fresh-Start Reporting required the Company to employ various estimates. Intangible assets generally account for a significant portion of total assets acquired, and intangible assets consist primarily of FCC broadcast licenses and goodwill, but also include certain other identifiable intangible assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, at the time of purchase, to be cash equivalents.

Restricted Cash

As of December 31, 2010, the Company had $3.9 million of restricted cash, which is included in prepaid expenses and other current assets in the accompanying balance sheet, primarily comprised of $3.8 million of cash held in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims (see Note 3). The $2.5 million of restricted cash as of December 31, 2009 primarily represents amounts held on deposit as security in case of default by the Debtors under their credit card processing agreement.

Allowance for Doubtful Accounts

The Company recognizes an allowance for estimated uncollectible accounts based on historical experience of bad debts as a percentage of its aged outstanding receivables, adjusted for improvements or deteriorations in current economic conditions. Accounts receivable, net on the accompanying consolidated balance sheets consisted of the following:

	Successor		Predecessor
	December 31, 2010		December 31, 2009
	(in thousands)
Receivables	$143,112		$167,803
Allowance for estimated uncollectible accounts	(4,361	)(a)	(8,602)

Accounts receivable, net	$138,751		$159,201

a.	Since the Company’s accounts receivable balance reflected its estimated fair as of the Fresh-Start Date, the allowance for estimated uncollectible accounts was zero as of that date. The balance of the allowance for estimated uncollectible accounts as of December 31, 2010 is lower than the balance as of December 31, 2009 since the current period amount relates only to accounts receivable generated since the Fresh-Start Date.

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

Intangible Assets

In accordance with fresh-start reporting, the reorganization value of the Successor was allocated to assets and liabilities in conformity with relevant accounting guidance, with any portion that could not be attributed to specific tangible or identified intangible assets of the Successor reported as goodwill. Certain of these values differed materially from the values recorded on the Predecessor’s consolidated balance sheet as of December 31, 2009.

The Company’s intangible assets include FCC broadcast licenses and goodwill. The Company evaluates its goodwill and FCC licenses for possible impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired.

The Company evaluates the fair value of its FCC licenses at the unit of account level and has determined the unit of account to be the geographic market level, which is the lowest level for which the Company has identifiable cash flows. The Company evaluates goodwill for impairment at the reporting unit level, which the Company has determined to be a geographic market for its radio stations and the Radio Network for its network operations.

The Company evaluates its FCC licenses for impairment as of October 1, its annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company determines the fair value of its FCC licenses using an income approach generally referred to as the “Jefferson Pilot Method” or “Greenfield Approach.” This income approach attempts to isolate the income that is attributable to the FCC licenses at the unit of account level. The fair value is calculated by estimating and discounting the cash flows that a typical market participant would assume could be available from similar stations operated as part of a group of commonly owned stations in a similar sized geographic radio market. It is assumed that rather than acquiring such stations or operation as a going concern, the buyer would hypothetically obtain the licenses (at nominal cost) and build the new stations or operation with similar attributes from scratch. The Company believes this direct method of valuation to estimate the fair value of FCC licenses provides the best estimate of the fair value of the FCC licenses. The Company does not utilize a market approach as transactions involving FCC licenses in a specific geographic market do not frequently occur and therefore the information is limited, if available at all. The cost approach is not applicable as FCC licenses are not able to be re-created or duplicated.

For purposes of testing the carrying value of the Company’s FCC licenses for impairment, the fair value of FCC licenses for each geographic market contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but are not limited to: (1) forecasted revenue growth rates for each radio geographic market; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) expected growth rates in perpetuity to estimate terminal values. These variables on a geographic market basis are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses on a geographic market basis. If the carrying amount of the FCC license is greater than its estimated fair value in a given geographic market, the carrying amount of the FCC license in that geographic market is reduced to its estimated fair value, and this reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

The Company evaluates its goodwill for impairment as of October 1, its annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company determines the fair value of goodwill using primarily a market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties or businesses. The Company believes a market approach reflects the best estimate of the fair value of an entire reporting unit as radio markets are generally sold within the industry based on a multiple of EBITDA (earnings before interest, taxes and depreciation and amortization). Therefore, the Company utilizes EBITDA specific to the geographic market and applies a multiple based on recent transactions or a multiple derived from public radio company information to estimate the value of the reporting unit. The Company generally considers the cost approach to be inapplicable as this approach does not capture going concern value of the business (see Note 5). If the carrying amount of the goodwill is greater than the estimated fair value of the goodwill of the respective reporting unit, the carrying amount of goodwill of that reporting unit is reduced to its estimated fair value, and this reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

See discussion of the Company’s impairment testing for the years ended December 31, 2010 and 2009 at Note 5.

FCC Licenses and Renewal

Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. Licenses are renewed through an application to the FCC. A station may continue to operate beyond the expiration date of its license if a timely filed license application is pending. Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that the renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet various requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, the Company’s FCC licenses have generally been renewed, and in the last renewal cycle, all of the Company’s licenses were renewed; however, the Company cannot be assured that all of its licenses will be renewed. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s FCC radio station licenses could have a material adverse effect on the Company’s business, liquidity, financial position, and results of operations.

Debt Issuance Costs and Valuation Adjustment/Discount on Debt

The costs related to the issuance of debt are capitalized as other assets, as appropriate, and amortized to interest expense on a straight-line basis, which approximates the effective interest rate method, over the term of the related debt. A valuation adjustment recorded on the Emergence Term Loan Facility to record the Successor’s senior debt at its estimated fair value upon issuance was being amortized as a partial offset to interest expense using the effective interest rate method over the term of the Emergence Term Loan Facility. The discounts recorded as reductions to the Predecessor’s convertible subordinated notes were also amortized to interest expense generally over the contractual term of the notes. The balances of the Predecessor’s debt issuance costs and discounts were amortized to interest expense in relation to the pay down or repurchase of the underlying debt. However, the Predecessor ceased amortization of these assets as of December 19, 2009 since between the Petition Date and the Emergence Date, interest expense was only recognized to the extent it would be paid. Additionally, the Predecessor wrote off the remaining balance of deferred financing costs related to its debt and debt discount on its convertible subordinated notes since the amount of the allowed claim for the related debt instruments was known as of December 31, 2009.

Hedging Activities and Derivative Instruments

The Company is exposed to fluctuations in interest rates, primarily attributable to borrowings under any floating rate debt, including its Credit Facilities (see Note 10). The Company actively monitors these fluctuations and from time to time may enter into derivative instruments to mitigate the variability of interest payments in accordance with its risk management strategy. The accounting for changes in the fair values of such derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. If it is determined that a derivative ceases to be a highly effective hedge or if the hedged transaction becomes probable of not occurring, hedge accounting is discontinued and some or all of the amounts recorded in other comprehensive income (loss) is immediately reclassified into net income (loss). The Company’s interest rate swap arrangement had qualified for hedge accounting until the fourth quarter of 2008. During the fourth quarter of 2008, it became probable that the hedged transaction would not occur. Therefore, the hedging relationship was dedesignated and hedge accounting was discontinued. Accordingly, losses that had been previously deferred were recorded as interest expense. The Company measured the fair value of the interest rate swap using a discounted cash flow analysis as well as considering the Company’s nonperformance risk. The differential paid or received on the interest rate swap agreement was also recognized as an adjustment to interest expense. The liability related to the interest rate swap agreement was converted to a component of senior debt as of the Petition Date, and the interest rate swap arrangement was terminated.

The Predecessor’s previously outstanding convertible subordinated notes, after being tendered and exchanged for new notes with amended terms, contained contingent interest rate features that were accounted for as a derivative. At each reporting date subsequent to the initial establishment of these derivative liabilities, the Predecessor measured the estimated fair value of this derivative financial instrument, and any increase or decrease in fair value of the derivative liability was recognized immediately in earnings as adjustments to interest expense. These derivative liabilities had no value as of December 31, 2009, and the Company has no other derivative instruments as of December 31, 2010.

Stock-Based Compensation

The Company recognizes the cost of all stock-based payments to employees in the financial statements based on the fair values of such awards measured at the grant date, or the value determined based on subsequent modification. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award, which is based on the Company’s determination of the appropriate service period underlying the award.

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

Earnings Per Share

The Company presents basic and diluted earnings per share in its consolidated statement of operations. Basic earnings per share excludes dilution and is computed for all periods presented by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Special warrants to purchase shares of class B common stock, whether outstanding or held in reserve to be issued, are included in basic earnings in the Successor Period. Nonvested shares of common stock are considered participating securities for purposes of calculating basic weighted average common shares in periods of net income for both the Predecessor and Successor. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options, nonvested shares of common stock in periods of net loss and the effect of the Predecessor’s convertible subordinated notes in the Predecessor periods. Antidilutive instruments are not considered in this calculation. See further discussion at Note 17.

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

The Radio Network generates substantially all of its revenue from the sale of advertising time accumulated from its affiliate stations. The Radio Network also generates advertising revenue by embedding a defined number of advertising units in its syndicated programs, which it sells to advertisers at premium prices. Revenue at the Radio Network is recognized when the commercials are aired by the affiliate and the Company has no further obligation to the national advertiser. In addition, the Company assesses the creditworthiness of the national advertisers to assess collectibility of its receivables. The Radio Network is also the exclusive sales representative for the ESPN Radio Network content, providing both sales and distribution services. ESPN produces the network’s programming, which includes ESPN SportsCenter, Mike and Mike In The Morning, hosted by Mike Greenberg and former NFL player Mike Golic, as well as national broadcasts of Major League Baseball, the National Basketball Association and the Bowl Championship Series. The Radio Network provides a sales staff to solicit and negotiate the sale of advertising on behalf of the ESPN Radio Network and to manage the advertising trafficking, billing and collection functions in exchange for a portion of all net sales generated on behalf of the ESPN Radio Network.

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

Business and Credit Concentrations

In the opinion of management, credit risk with respect to receivables is mitigated in part by the large number of customers and the geographic diversification of the Company’s customer base. The Company performs credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. As of December 31, 2010, and 2009, no receivable from any customer exceeded 5% of accounts receivable. For the periods from January to May 2010 and from June 1 to December 31, 2010, as well as for the years ended December 31, 2009 and 2008, no single customer accounted for more than 10% of net broadcasting revenue.

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

In January 2010, the FASB issued guidance which provides improvements to disclosures related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 (see further discussion at Note 19). These disclosures were effective for the Company beginning in the first quarter of 2010; however the adoption of this guidance did not impact the Company’s consolidated financial statements. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective beginning with the first interim period in 2011.

In December 2010, the FASB issued guidance that modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity will be required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. This guidance will be effective beginning with the first interim period in 2011, and the Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

3. Emergence from Chapter 11 Proceedings and Fresh-Start Reporting

Plan of Reorganization, Claims Resolution and Plan Distributions

In accordance with the Emergence Plan, approximately $2.1 billion of the debt outstanding under the Predecessor Senior Credit and Term Facility was converted into the Emergence Term Loan Facility in the initial principal amount of $762.5 million, with a 5-year term (see Note 10).

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

Secured Claims

Holders of senior secured claims were entitled to receive a pro rata share of (i) the Emergence Term Loan Facility; (ii) 90% of the equity in the reorganized Successor company, subject to dilution for distributions of equity under the Successor’s equity incentive program; and (iii) cash held as of the Emergence Date in excess, if any, of the sum of $86.0 million (as further described in the Emergence Term Loan Facility documents). There was no such excess cash as of the Emergence Date, and no additional payment was made to holders of senior secured claims. As of December 31, 2010, 2.6 million shares of Successor class A common stock, 10.0 million shares of class B common stock and 28.5 million special warrants had been distributed with respect to secured claims. See further discussion of equity in the Successor at Note 14.

Unsecured claims

Holders of unsecured claims, including the secured lenders’ deficiency claim in the stipulated amount of $267.2 million and the claims of the Predecessor’s convertible subordinated noteholders, received a pro rata share of (i) 10% of Successor equity (subject to dilution for distributions of equity under the Successor’s equity incentive program) and (ii) $36.0 million in cash. Once the allowed amount of an unsecured claim is determined through settlement or by Bankruptcy Court order, the claimant is entitled to a distribution as provided for by the Emergence Plan. As of December 31, 2010, 4.1 million shares of equity and $32.2 million in cash had been distributed to holders of allowed unsecured claims that totaled $320.9 million, and approximately 478,000 shares of Successor equity and $3.8 million of cash were held in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims. Shares held in reserve are not designated as class A common stock or class B common stock until issuance. The cash held in reserve is included with restricted cash and is classified as prepaid expenses and other current assets in the accompanying consolidated balance sheet. The offsetting amount remaining to be disbursed on account of unsecured claims is classified as accounts payable, accrued liabilities and other liabilities in the accompanying consolidated balance sheet. If excess shares of equity and cash remain in reserve after resolution of all disputed unsecured claims, such shares and cash will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares and cash they received pursuant to the Emergence Plan. There is no assurance that there will be sufficient shares and cash to satisfy all allowed claims or any excess shares for any such subsequent distribution.

Administrative and Priority Claims

Pursuant to the Emergence Plan, administrative and priority claims are satisfied with cash. Administrative and priority claims that were allowed as of the Emergence Date were paid in full shortly thereafter. Other administrative claims were required to be asserted by application filed with the Bankruptcy Court by August 2, 2010 (with certain exceptions, including ordinary course of business claims). Proofs of claims for priority claims were required to be submitted by April 21, 2010 (June 18, 2010 for governmental entities). Any administrative or priority claim that was not asserted in a timely filed application (unless subject to an exception) or timely submitted proof of claim is no longer enforceable against the Debtors. As the claims resolution process remains ongoing, the allowed amounts of certain administrative and priority claims have not yet been established. The Company recorded an estimate of the allowed amount of administrative and priority claims incurred as of the Fresh-Start Date, based on the best information then available to the Company. The claims resolution process for such claims could result in additional expense or income in the Successor’s financial statements if actual results differ from such estimates. Such additional expense or income could be material.

Leases and Contracts

As of the Emergence Date, the Debtors assumed the majority of leases and other executory contracts, including numerous collective bargaining agreements, as well as certain employee benefit programs. Any past due amounts owed under the assumed leases and contracts were required to be cured, and all undisputed cure payments were made shortly after the Emergence Date. Continuing obligations under the assumed leases and contracts will be satisfied in the ordinary course of business. Any lease or contract that was not assumed or rejected by order of the Bankruptcy Court, or that had not otherwise expired or terminated pursuant to its terms, was deemed assumed as of the Emergence Date pursuant to the Emergence Plan. Pre-petition amounts owing under rejected leases and contracts, as well as prospective rejection damage claims, were treated as unsecured claims under the Emergence Plan.

Reorganization Items

Reorganization items shown below were a direct result of the Chapter 11 Proceedings and consist of the following for the period from January 1, 2010 through May 31, 2010 and for the year ended December 31, 2009:

	Predecessor
	Period from January 1, 2010 through May 31, 2010	Year ended December 31, 2009
	(in thousands)
Gain on extinguishment of debt	$(139,813)	$—
Revaluation of assets and liabilities	(921,801)	—
SERP liability (See Note 9)	10,510	—
Professional fees	31,666	469
Rejected executory contracts	5,361	—
Write-off of deferred financing costs	—	4,087

Reorganization items, net	$(1,014,077)	$4,556

For the period from January 1, 2010 through May 31, 2010, gain on extinguishment of debt resulted from debt extinguishments exceeding the value of distributions to creditors, and the gain from revaluation of assets and liabilities was a result of the application of fresh-start reporting, as further described below. Professional fees included legal, consulting, and other related services directly associated with the reorganization process. Lease rejections represent the net non-cash amounts that resulted from claims associated with the rejections of certain executory contracts and the adjustment of previously recorded liabilities to their estimated allowed claim amounts. For the year ended December 31, 2009, expenses related to the evaluation of financial and strategic alternatives, including financial advisory services and legal expenditures, associated with the Company’s prepetition reorganization efforts, including preparing for the bankruptcy filing, amounted to approximately $9.0 million and are included in other, net in the accompanying consolidated statement of operations. During the period from June 1, 2010 through December 31, 2010, the Company incurred approximately $6.0 million of bankruptcy-related expenses, which are included in other, net in the accompanying consolidated statement of operations.

Liabilities Subject to Compromise

Liabilities subject to compromise reflected the estimated liability to unsecured creditors for pre-petition claims that were expected to be restructured pursuant to the Emergence Plan. Subsequent to the Petition Date, as permitted under the Bankruptcy Code, the Predecessor rejected certain of its pre-petition contracts and calculated its estimated liability to the unsecured creditors. Liabilities subject to compromise at December 31, 2009 consisted of the following:

Predecessor
December 31, 2009
(in thousands)
Accounts payable	$4,846
Accrued liabilities and other liabilities	13,231
Working capital adjustment	10,927
Accrued interest	1,657

Accounts payable, accrued and other liabilities	30,661
Senior debt	2,144,387
Convertible subordinated notes	48,310
Other long-term liabilities, less current portion	47,060

$2,270,418

The Emergence Plan discharged most of the Predecessor’s pre-petition liabilities. Any reinstated pre-petition liabilities that had previously been subject to compromise were reclassified to the appropriate liability accounts under the terms of the Emergence Plan.

Application of Fresh-Start Reporting

Accounting guidance on reorganizations states that fresh-start reporting was required upon emergence because holders of existing voting shares immediately before confirmation of the Emergence Plan received less than 50 percent of the voting shares of the Successor and the reorganization value of the Successor’s assets immediately before the recording of the effects of the Emergence Plan on the Fresh-Start Date was less than the total of all post-petition liabilities and allowed claims. Fresh-start reporting generally requires the adjustment of the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Emergence Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Fresh-Start Date.

In the disclosure statement related to the Emergence Plan, as confirmed by the Bankruptcy Court on May 19, 2010, the enterprise value of the Company was estimated to be approximately $2.04 billion. The enterprise value was estimated using various valuation methods, including (i) a comparable company analysis, in which implied valuation multiples observed from industry participants were considered and comparisons were made between the expected performance of the Company relative to other industry participants; (ii) a calculation of the present value of the future cash flows based on the Company’s projections as included in the disclosure statement related to the Emergence Plan; and (iii) review and analysis of mergers, acquisitions, and restructuring transactions of companies determined to be similar to the Company. The enterprise value using the discounted cash flow method, a form of the income approach, was determined using financial projections for the period 2010 through 2014. The discount rate applied was in the range of 9.5% to 11.5%, and the present value of all cash flows after 2014 were calculated using the terminal multiple methodology and the implied perpetuity growth rate, which were calculated by applying enterprise value to EBITDA (as defined) multiples ranging from 8.0 to 9.0. The reorganization value was determined using numerous projections and assumptions that are inherently subject to significant uncertainties and the resolution of contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and amounts reflected in the valuation will be realized.

In accordance with fresh-start reporting, the reorganization value of the Successor was allocated to assets and liabilities in conformity with relevant accounting guidance, with any portion that could not be attributed to specific tangible or identified intangible assets of the Successor reported as goodwill. Each liability existing at the Fresh-Start Date, other than deferred taxes, was stated at the present values of amounts expected to be paid. Certain of these values differed materially from the values recorded on the Predecessor’s consolidated balance sheet as of December 31, 2009. The Company’s emergence from bankruptcy and reorganization resulted in a new reporting entity that had no retained earnings or accumulated deficit as of the Fresh-Start Date. Therefore, the Predecessor’s accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Emergence Plan. In addition, the Company’s accounting practices and policies may not be the same as that of the Predecessor. For all of these reasons, the consolidated financial statements for periods subsequent to the Fresh-Start Date are not comparable with the Predecessor’s prior periods.

As detailed below, the net fresh-start valuation adjustments increased the book values of assets, excluding goodwill, and liabilities by $543.8 million and $63.8 million, respectively. Management considered a number of factors, including valuations or appraisals, in determining the fair values of assets. Liabilities were revalued at present values using appropriate discount rates. Deferred taxes were determined in accordance with accounting principles generally accepted in the United States of America. In addition to revaluing existing assets and liabilities, the Company recorded certain previously unrecognized assets and liabilities, including customer and affiliate relationships, income contracts and unfavorable leases. The reorganization value exceeded the sum of the amounts assigned to assets and liabilities by approximately $763.8 million. The Company recorded the excess to goodwill.

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

The following table presents the effects of transactions outlined in the Emergence Plan and adoption of fresh-start reporting on the consolidated balance sheet as of the Fresh-Start Date. The table reflects settlement of various liabilities, cancellation of existing stock, issuance of new stock, and other transactions, as well as the fresh-start adjustments, such as revaluation of assets and liabilities to fair values and recording of certain intangible assets.

	Predecessor	Plan of Reorganization Adjustments		Fresh-start Valuation Adjustments		Successor
		(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$126,746	$(36,000)	a	$—		$90,746
Accounts receivable, net	144,734	285	b	93	f	145,112
Prepaid expenses and other current assets	19,341	5,313	c	3,289	f	27,943

Total current assets	290,821	(30,402)		3,382		263,801
Long-term assets
Property and equipment, net	197,365	—		5,606	f	202,971
FCC licenses	600,604	—		293,006	f	893,610
Goodwill	321,976	—		441,873	g	763,849
Customer and affiliate relationships, net	31,268	—		207,632	f	238,900
Other assets, net	19,917	—		34,147	f	54,064

Total assets	$1,461,951	$(30,402)		$985,646		$2,417,195

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable, accrued liabilities and other liabilities	$54,375	$14,007	c,d	$1,068	f	$69,450
Senior debt, current	—	7,625	d	—		7,625

Total current liabilities not subject to compromise	54,375	21,632		1,068		77,075
Long-term liabilities
Senior debt, less current portion	—	773,938	d	—		773,938
Other long-term liabilities, less current portion	2,718	55,113	d	5,120	f	62,951
Deferred income tax liabilities	185,913	1,224	d	57,657	f	244,794

Total liabilities not subject to compromise	243,006	851,907		63,845		1,158,758
Liabilities subject to compromise	2,270,288	(2,270,288)	d	—		—

Total liabilities	2,513,294	(1,418,381)		63,845		1,158,758
Commitments and contingencies
Stockholders’ equity (deficit)
Successor preferred stock	—	—		—		—
Successor class A common stock	—	3	e	—		3
Successor class B common stock	—	17	e	—		17
Successor equity held in reserve	—	14,305	e	—		14,305
Additional paid-in capital	2,448,187	903,730	e	(2,107,805)	h	1,244,112
Predecessor preferred stock	—	—		—		—
Predecessor common stock	2,942	(2,942)	e	—		—
Predecessor treasury stock	(344,376)	344,376	e	—		—
Retained earnings (accumulated deficit)	(3,158,096)	128,490	e	3,029,606	h	—

Total stockholders’ equity (deficit)	(1,051,343)	1,387,979		921,801		1,258,437

Total liabilities and stockholders’ equity (deficit)	$1,461,951	$(30,402)		$985,646		$2,417,195

a.	Amount represents the cash payment to be allocated to holders of general unsecured claims.

b.	Represents primarily the recognition of a note receivable related to amounts due from an employee for the remaining purchase price of shares of Predecessor common stock, which were canceled in connection with the Emergence Plan.

c.	Amount represents primarily restricted cash held in reserve and not yet disbursed to satisfy remaining allowed, disputed or unreconciled unsecured claims.

d.	Included in liabilities subject to compromise were amounts settled with the Emergence Term Loan Facility and the issuance of equity in the Successor. These adjustments reflect the discharge of most of the Predecessor’s pre-petition liabilities in accordance with the Emergence Plan, including the reclassification of remaining liabilities that had been subject to compromise to the appropriate liability accounts, as well as additional liabilities incurred pursuant to the Emergence Plan, including the related income tax consequences. Pursuant to the Emergence Plan, the Company agreed to enter into the SERP effective as of the Emergence Date (see Note 9).

e.	Reflects the issuance of new Successor common stock to pre-petition creditors, the cancellation of Predecessor common stock and treasury stock, the gain on extinguishment of pre-petition liabilities, the acceleration of stock-based compensation expense resulting from the cancellation of Predecessor stock options and restricted stock awards, and other costs incurred pursuant to the Emergence Plan. Certain amounts of Successor equity are held in reserve and have not yet been issued to satisfy remaining allowed, disputed or unreconciled unsecured claims.

f.	Reflects the revaluation of the carrying values of assets and liabilities to reflect estimated fair values, as well as the recognition of certain intangible assets and other liabilities, in accordance with fresh-start reporting.

g.	Reflects the elimination of historical goodwill of the Predecessor and the recording of goodwill for the amount of reorganization value in excess of the amount allocable to specifically identifiable assets and liabilities.

h.	Reflects the gain on revaluation of assets and liabilities and the elimination of the Predecessor’s historical accumulated deficit and other equity accounts, resulting in an adjustment to stockholder’s equity to arrive at the estimated reorganized equity value of the Successor.

Correction

Certain amounts in the Predecessor’s consolidated statement of cash flows (previously reported in the Company’s quarterly reports on Form 10-Q for the quarters ended June 30, 2010 and September 30, 2010) were corrected in the consolidated statement of cash flows for the five-month period from January 1, 2010 to May 31, 2010, resulting in a decrease in the amount of the line “Reorganization items, net” of $4 million, an increase to net cash provided by operating activities of $4 million, an increase in the change in restricted cash of $4 million and an increase in net cash used in investing activities of $4 million.

4. Property and Equipment

Successor

As a result of the application of fresh-start reporting, property and equipment assets were revalued to $203.0 million, which represented an increase of $5.6 million. Additionally, the adoption of fresh-start reporting resulted in a new accounting basis for these assets, which were recorded at their estimated fair values, and the Predecessor’s accumulated depreciation was eliminated. Depreciation expense was $8.9 million for the period from June 1, 2010 through December 31, 2010, and property and equipment consisted of the following as of December 31, 2010:

	December 31, 2010	Estimated Useful Life
	(in thousands)
Land	$86,090
Buildings and improvements	38,655	3 to 40 years
Transmitters, towers and studio equipment	70,728	5 to 25 years
Office furniture, equipment and vehicles	10,502	2 to 12 years
Construction in progress	2,971

	208,946
Less accumulated depreciation and amortization	(8,825)

	$200,121

Predecessor

Depreciation expense was $6.1 million, $15.4 million and $18.0 million for the period from January 1, 2010 through May 31, 2010 and each of the years ended December 31, 2009 and 2008, respectively, and property and equipment consisted of the following as of December 31, 2009:

	December 31, 2009	Estimated Useful Life
	(in thousands)
Land	$119,682
Buildings and improvements	53,443	3 to 25 years
Transmitters, towers and studio equipment	126,045	5 to 10 years
Office furniture, equipment and vehicles	30,166	2 to 12 years
Construction in progress	4,848

	334,184
Less accumulated depreciation and amortization	(132,642)

	$201,542

5. Intangible Assets

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

As a result of fresh-start reporting, FCC licenses were revalued to $893.6 million, which represented an increase of $293.0 million. The material assumptions utilized in the valuation included overall future market revenue growth rates for the residual year of approximately 2.0% and weighted average cost of capital of 10.5%. Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination. The Company established deferred tax liabilities for book and tax differences between assigned values and tax bases of the acquired assets, which resulted in the recognition of additional goodwill. Upon the application of fresh-start reporting, the Company recorded goodwill of $763.8 million, and the Predecessor’s goodwill of $322.0 million was eliminated.

The Company performed its 2010 annual evaluation of FCC licenses and goodwill as of October 1, the annual testing date. Based on the results of the Company’s 2010 annual impairment evaluation, the fair values of the Company’s FCC licenses more likely than not exceeded their carrying values and therefore, no impairment of these assets had occurred as of the date of the annual test. Additionally, the Company concluded that the fair values of its reporting units more likely than not exceeded their related carrying values, and goodwill had not been impaired as of the annual testing date.

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

Approximately $43.8 million of amortization expense was recognized on the intangible assets discussed above during the period from June 1, 2010 through December 31, 2010.

Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated balance sheets. As a result of fresh-start reporting, other intangible assets, including income contracts and favorable leases, were increased by $36.0 million to $36.7 million. The balance of other intangible assets as of December 31, 2010 was $30.9 million. These assets are generally being amortized over their estimated useful lives of approximately three to six years, and the amount of amortization expense for definite-lived intangible assets, excluding the customer and affiliate relationships discussed above, during the period from June 1, 2010 through December 31, 2010 was $5.9 million.

These other definite-lived intangible assets consisted of the following as of December 31, 2010:

(in thousands)
Other intangible assets, gross	$36,726
Less accumulated amortization	(5,876)

Other intangible assets, net	$30,850

The Company estimates the following amount of amortization expense over the next five years related to the total definite-lived intangible asset balance as of December 31, 2010:

(in thousands)
2011	$76,023
2012	62,836
2013	50,286
2014	22,439
2015	10,295

$221,879

The changes in the carrying amounts of FCC licenses for the year ended December 31, 2009, for the five months ended May 31, 2010 and for the seven months ended December 31, 2010 are as follows:

(in thousands)
Balance as of January 1, 2009: (Predecessor)	$1,370,904
Asset impairment and disposal charges	(770,301)

Balance as of January 1, 2010 (Predecessor)	$600,603
Elimination of Predecessor FCC licenses as of May 31, 2010	(600,603)
FCC licenses from application of fresh-start reporting as of May 31, 2010	893,610

Balance as of December 31, 2010 (Successor)	$893,610

The changes in the gross amounts of goodwill and the accumulated asset impairment and disposal charges for the year ended December 31, 2009, for the five months ended May 31, 2010 and for the seven months ended December 31, 2010 are as follows:

(in thousands)
Balance as of January 1, 2009 (Predecessor):
Goodwill	$1,975,197
Accumulated asset impairment and disposal charges	(1,482,398)

Goodwill net of impairment as of January 1, 2009 (Predecessor)	$492,799

Asset impairment and disposal charges	(170,823)
Balance as of January 1, 2010 (Predecessor):
Goodwill	$1,975,197
Accumulated asset impairment and disposal charges	(1,653,221)

Goodwill net of impairment as of January 1, 2010 (Predecessor)	$321,976

Elimination of Predecessor goodwill as of May 31, 2010	(1,975,197)
Elimination of Predecessor accumulated goodwill impairment as of May 31, 2010	1,653,221
Goodwill from application of fresh-start reporting as of May 31, 2010	763,849

Balance as of December 31, 2010 (Successor):
Goodwill	$763,849
Accumulated asset impairment and disposal charges	—

Goodwill net of impairment as of December 31, 2010 (Successor)	$763,849

Predecessor

Indefinite-Lived Intangible Assets and Goodwill

During 2009, the Predecessor performed an interim impairment analysis for its Radio Markets and Radio Network as of June 30, 2009 in addition to its annual impairment test as of October 1, 2009. As a result of these evaluations during the year ended December 31, 2009, the Company recognized non-cash impairment charges of $933.1 million, which were comprised of $762.3 million and $170.8 million of FCC licenses and goodwill, respectively, to reduce the carrying values to their estimated fair values at that time. The Predecessor also recognized non-cash impairment and disposal charges of $10.0 million in the second quarter of 2009 in order to write down the FCC licenses of the stations in the Divestiture Trusts to their estimated fair value since these stations are more likely than not to be disposed. The material assumptions utilized in the Predecessor’s analyses as of June 30, 2009 included overall future market revenue growth rates for the residual year of approximately 1.5%, a weighted average cost of capital of 12.0% and estimated EBITDA multiples of approximately 5.0 times.

Definite-Lived Intangible Assets

In connection with the ABC Merger, the Predecessor allocated $82.5 million to customer relationships and $57.9 million to affiliate relationships that were being amortized in relation to the economic benefits of such assets over total estimated useful lives of approximately five to seven years. In connection with the Predecessor’s interim impairment test during the second quarter of 2009, the Predecessor assessed the carrying value of certain material definite-lived intangible assets at the Radio Network. This assessment resulted in a non-cash impairment charge of approximately $17.2 million to customer relationships and $25.4 million to affiliate relationships to reduce the carrying value of the definite-lived intangibles to their estimated fair values at that time.

Approximately $5.0 million of amortization expense was recognized on the intangible assets discussed above during the five months ended May 31, 2010 and approximately $19.6 million and $26.7 million was recognized during the years ended December 31, 2009 and 2008, respectively. Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated balance sheets, and the balance as of December 31, 2009 was $1.2 million. The amount of amortization expense for definite-lived intangible assets, excluding the customer and affiliate relationships discussed above, during the five months ended May 31, 2010 was $0.2 million and $0.6 million for each of the years ended December 31, 2009 and 2008.

These other definite-lived intangible assets consisted of the following as of December 31, 2009:

(in thousands)
Other intangible assets, gross	$7,362
Less accumulated amortization	(6,168)

Other intangible assets, net	$1,194

6. Acquisitions and Dispositions

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

7. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable, accrued liabilities and other liabilities as of December 31 consisted of the following:

	Successor	Predecessor
	December 31, 2010	December 31, 2009
	(in thousands)
Accounts payable	$4,745	$3,627
Accrued compensation and related costs	16,426	10,634
Other accrued liabilities	9,243	2,257
Payments received in advance	4,837	5,237
Accrual for revenue sharing	5,379	3,159
Accrual for unsecured claims	3,771	—
Accrual for network programming	3,731	2,997
Accrued national representation fees	2,715	—
Accrued professional fees	2,007	516
Accrued interest	1,938	6,979
Accrued property, sales and use taxes	1,869	970

	$56,661	$36,376

8. Liabilities Subject to Compromise (Predecessor)

Liabilities subject to compromise as of December 31, 2009 consisted of the following:

December 31, 2009
(in thousands)
Accounts payable	$4,846
Accrued liabilities and other liabilities	13,231
Working capital adjustment	10,927
Accrued interest	1,657

Accounts payable, accrued and other liabilities	30,661
Senior debt	2,144,387
Convertible subordinated notes	48,310
Other long-term liabilities, less current portion	47,060

$2,270,418

9. Other Long-Term Liabilities

In prior periods, the Predecessor terminated contracts with its previous national representation firms and entered into long-term agreements with a new representation firm. Pursuant to these transactions, the national representation firm settled the Predecessor’s obligations with its previous representation firms. As such, the Predecessor recognized the estimated payments to the previous national representation firm as a non-cash charge related to contract obligations in the period in which such payments were made, and the total up-front payment amounts related to these contracts represented a deferred obligation. Additionally, the Predecessor’s new national representation firm guaranteed a minimum amount of national sales for the twelve-month period ended March 31, 2009. The minimum for the guarantee period was not attained, and the present value of the guaranteed amount was recorded as a receivable of approximately $11.5 million, with a corresponding deferred liability. The aggregate deferred obligation was included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2009.

During the application of fresh-start reporting, the remaining deferred obligation was determined to approximate fair value as of the Fresh-Start Date and was reclassified to other long-term liabilities. The remaining deferred amount is being amortized over the remaining term of the underlying agreement as a reduction to national commission expense, which is included in cost of revenue.

As a result of applying fresh-start reporting, the Company also recognized certain unfavorable leases and contracts, which resulted from agreements with rates in excess of market value rates as of the Fresh-Start Date. These amounts are being amortized on a straight-line basis over the terms of the underlying contracts as a component of cost of revenues or selling, general and administrative expenses, as appropriate. In addition, the Company’s liability under the SERP was initially recorded at its estimated fair value as of the Fresh-Start Date and represents the actuarial present value of benefits attributed to service rendered prior to the measurement date. The expected lump sum payment at retirement is measured using expected future pay increases and is calculated using the mortality table and yield curve assumptions prescribed by the Internal Revenue Service for lump sums payable from qualified retirement plans. The discount rate for pension cost purposes is the rate at which the pension obligations could be effectively settled and is developed from yields on available high-quality bonds. Expense amounts related to the liability are being amortized over the applicable service period as a component of non-cash compensation expense and were $0.7 million during the period from June 1, 2010 through December 31, 2010. The Company evaluates the estimated fair value of the SERP liability as of each reporting date to determine if any significant changes have occurred in the underlying assumptions. Any change in the fair value relating to prior service cost would be recognized in the statement of operations at the time of adjustment.

10. Senior Debt

Senior debt consisted of the following as of December 31, 2010 and 2009:

	Successor	Predecessor
Type of Borrowing	December 31, 2010	December 31, 2009
	(in thousands)
Term Loan	$350,000	$—
Tranche A term loans	—	526,176
Tranche B term loans	—	1,345,017
Revolving loans	—	135,747

	350,000	2,006,940
Interest rate swap	—	72,628
Facility fee	—	64,819

	350,000	2,144,387
Less current portion of senior debt	3,500	—

Total senior debt less current portion	$346,500	$2,144,387	(a)

(a)	Classified as liability subject to compromise as of December 31, 2009. See Note 8.

In connection with the ABC Merger in June 2007, the Predecessor entered into the Predecessor Senior Credit and Term Facility. For the period from January 1, 2010 through May 31, 2010, interest expense was incurred on the $2.1 billion outstanding under the Predecessor Senior Credit and Term Facility at a rate of approximately 2.0%.

On the Emergence Date, approximately $2.1 billion of the debt outstanding under the Predecessor Senior Credit and Term Facility was converted into the Emergence Term Loan Facility, which was guaranteed by the Company’s operating subsidiaries. The initial principal amount of $762.5 million under the Emergence Term Loan Facility was payable in 20 consecutive quarterly installments of approximately $1.9 million, due on the last day of each fiscal quarter, which commenced on September 30, 2010, with the final maturity of $724.4 million on June 3, 2015. A valuation adjustment of $19.1 million was recorded to reflect the Emergence Term Loan Facility at its estimated fair value upon issuance. This valuation adjustment was being amortized as a reduction of interest expense, net, over the contractual term of the Emergence Term Loan Facility.

During the period from the Fresh-Start Date through December 10, 2010, interest expense was incurred on the Emergence Term Loan Facility at 11.0%. On December 10, 2010 the Company refinanced the Emergence

Term Loan Facility with the proceeds from the issuance of $400.0 million in Senior Notes (see Note 11) and borrowings of $350.0 million under the Term Loan, along with cash on hand. Interest was incurred on the Term Loan through December 31, 2010 at an annual rate of 4.25%, compared to the rate applicable to each of the components of the Predecessor Senior Credit and Term Facility as of December 31, 2009 of 1.99%.

During the period from January 1, 2010 through May 31, 2010, the Company incurred $1.1 million in debt issuance costs related to the Emergence Term Loan Facility. Approximately $0.1 million of such costs were amortized, and the remaining balance of $1.0 million was written off in connection with the refinancing of the Emergence Term Loan Facility. Pursuant to the terms of the Emergence Term Loan Facility, a prepayment penalty of $38.0 million was incurred; this was netted against the write off of the unamortized balance of the valuation adjustment of $17.1 million, which resulted in a loss on the extinguishment of debt of $21.0 million. The Company incurred $11.9 million of debt issuance costs in connection with the Credit Facilities, and amortization of these costs was $0.1 million during the period from June 1, 2010 through December 31, 2010.

At the Company’s election, interest on outstanding principal for the Emergence Term Loan Facility accrued at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; and (3) the one-month Eurodollar rate plus 1.0%, in all cases subject to a 4.0% floor, plus, in each case, a spread of 7.0% or (b) the Eurodollar rate, subject to a 3.0% floor, plus 8.0%.

The Credit Facilities are unconditionally guaranteed by certain of the Company’s subsidiaries and secured by the following: (a) a perfected first priority security interest in, among other things, all of accounts receivable, inventory, cash, personal property, material intellectual property and, in each case, proceeds thereof (subject to certain exceptions) of the Company and its guarantee subsidiaries; and (b) a perfected first priority pledge of the capital stock in the Company’s subsidiaries.

The proceeds from the Term Loan and the Revolving Loan bear interest at either (A) ABR (as defined in the Credit Agreement) subject to a 2.0% floor, plus 2.25% or (B) Eurodollar Rate (as defined in the Credit Agreement) subject to a 1.0% floor, plus 3.25%.

The Term Loan is payable in quarterly payments of $875,000 commencing on March 31, 2011, with the remaining amount payable on December 30, 2016. Outstanding amounts under the Revolving Loan are payable on December 10, 2013.

The Credit Agreement requires compliance with a consolidated total leverage ratio of 4.5 to 1.0 as of December 31, 2010 (with stepdowns thereafter), a senior secured leverage ratio of 2.25 to 1.0 as of December 31, 2010 and consolidated interest coverage ratio of 2.5 to 1.0 as of December 31, 2010.

The Credit Agreement also contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit the Company’s ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; and pay dividends or repurchase stock.

The Company was in compliance with the covenants under its Term Loan as of December 31, 2010.

Predecessor

In connection with the ABC Merger, the Predecessor entered into the Predecessor Senior Credit and Term Facility, under which it borrowed $600 million under the Tranche A Term Loans and $1,535 million under the Tranche B Term Loans and used the proceeds to repay the ABC Radio Debt and to fund the Special Distribution, other merger-related costs or working capital purposes.

Pursuant to the terms of the Predecessor Senior Credit and Term Facility and the resulting classification as a current liability beginning with the quarter ended March 31, 2009, the Predecessor had been amortizing the remaining amount of debt issuance costs over the 9.5 month period through January 15, 2010. However, the Predecessor ceased amortization of these assets as of December 19, 2009 since subsequent to the Petition Date, interest expense was only recognized to the extent it would be paid. During the years ended December 31, 2009 and 2008, the amortization of these debt issuance costs was $41.1 million and $5.1 million, respectively. The Predecessor wrote off the remaining $4.0 million balance of deferred financing costs in the fourth quarter of 2009 since the amount of the allowed claim for the Predecessor’s senior debt was known as of December 31, 2009.

The Predecessor incurred $0.6 million in costs paid to third parties and wrote off $0.2 million in debt issuance costs in connection with the fourth amendment to the Predecessor Senior Credit and Term Facility entered into on March 26, 2009 (the “Fourth Amendment”) during the year ended December 31, 2009.

As a result of the Company’s voluntary petitions for reorganization, all of the Predecessor’s senior debt obligations were accelerated, and the outstanding balances were aggregated as of December 20, 2009, including the liability of $72.8 million outstanding under the interest rate swap agreement (see Note 13), which was converted to a component of senior debt as of that date. The total modified amount of interest-bearing senior debt as of December 20, 2009 of $2,148.4 million began incurring interest at the non-default rate previously applicable to the Tranche B Term Loans under the Predecessor Senior Credit and Term Facility (see discussion below), which was due in monthly payments. In December 2009, the $4.0 million that had been remitted to a cash collateral account for the benefit of the Predecessor’s lenders pursuant to a covenant under the Predecessor Senior Credit and Term Facility was applied as a reduction to the outstanding balance of the Predecessor’s senior debt. This payment reduced the balance to $2,144.4 million, which is included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2009.

The Company stopped recognizing and paying interest on outstanding pre-petition debt obligations except for the Predecessor Senior Credit and Term Facility. However, interest expense related to the Predecessor Senior Credit and Term Facility for the period from January 1, 2010 through May 31, 2010 was approximately $1.9 million higher than it would have been absent the voluntary petitions for reorganization due mainly to the conversion of the outstanding interest rate swap liability and accrued facility fee balance as of the Petition Date, as well as the increased interest rate spread being paid on certain components of senior debt. In addition to these differences, in the first five months of 2009, the Company recognized and paid interest on its interest rate swap agreement and the convertible subordinated notes and no comparable amounts were incurred or paid in 2010. The Company’s interest expense for the year ended December 31, 2009 was approximately $1.6 million lower than it would have been absent the voluntary petitions for reorganization.

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

As of the effective date of the Fourth Amendment, the revolving loans and Tranche A Term Loans incurred a facility fee in the amount of 4.50% per annum, and the Tranche B Term Loans incurred a rate of 4.25% per annum. On each interest payment date, this additional interest increased the principal amount of the related debt and was to be payable upon the termination of the revolving loans, Tranche A Term Loans, and Tranche B Term Loans, as applicable. The Predecessor had incurred $64.9 million of total facility fee through December 19, 2009, and this liability was converted to a component of senior debt as of that date.

11. Senior Notes

On December 10, 2010, the Company completed the private placement of $400.0 million aggregate principal amount of the Senior Notes to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S of the Securities Act of 1933, as amended. The private placement of the Senior Notes resulted in net proceeds to the Company of approximately $392.0 million. The Senior Notes were issued pursuant to an indenture (the “Indenture”), dated as of December 10, 2010 by and among the Company, Wilmington Trust Company, a Delaware banking corporation, as trustee, and Deutsche Bank Trust Company Americas, a New York banking corporation, as registrar, authentication agent and paying agent.

The Senior Notes will mature on December 15, 2018, and bear interest at a rate of 7.75% per annum, payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The Senior Notes are senior unsecured obligations of the Company and are guaranteed by each of the Company’s subsidiaries that guarantees the Credit Facilities.

The terms of the Indenture, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture.

The Senior Notes are redeemable, in whole or in part, at any time after December 15, 2014, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date. At any time prior to December 15, 2013 and upon the terms set forth in the Indenture, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds from one or more equity offerings at a redemption price equal to 107.75% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to December 15, 2014, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes so redeemed, plus a make-whole premium, plus accrued and unpaid interest, if any, to the redemption date. The Company may also redeem all or part of the Senior Notes at a redemption price equal to 107.75% of the face amount thereof plus accrued and unpaid interest, if any, to the redemption date if specified change of control or business combination events occur on or before 180 days after the issue date of the Senior Notes.

The Company incurred $8.9 million of debt issuance costs in connection with the issuance of the Senior Notes, and amortization of these costs was $0.1 million during the period from June 1, 2010 through December 31, 2010.

12. Subordinated Debt and Convertible Subordinated Notes (Predecessor)

On February 18, 2004, the Predecessor sold $330.0 million principal amount of convertible subordinated notes. These convertible subordinated notes (the “Original Notes”) were scheduled to mature in February of 2011 and bore interest at a rate of 1.875% per annum, payable February 15 and August 15 each year. The Original Notes were redeemable prior to maturity under certain circumstances.

Pursuant to the terms of a settlement agreement regarding previous litigation with certain of the holders of the Original Notes that was dismissed in 2008, the Predecessor issued $274.5 million aggregate principal amount of amended and restated convertible subordinated notes (the “Amended Notes”) through an exchange offer and cash tender for the Original Notes at a price of $900 per $1,000 principal amount of Original Notes. The Amended Notes had increased interest rates and specifically negotiated redemption terms (“Amended Notes”). The conversion terms of the Amended Notes did not differ in any material respect from those of the Original Notes. Through September 30, 2009, the Predecessor had repurchased an aggregate amount of $281.7 million in principal amount of convertible subordinated notes, including $0.7 million repurchased during the nine months ended September 30, 2009, which resulted in a gain of approximately $0.4 million, net of transaction fees. The Amended Notes were scheduled to mature on February 15, 2011 and bore interest at a rate of 8.0% per annum during the year ended December 31, 2009.

The Predecessor ceased accruing interest on all unsecured debt subject to compromise, including the convertible subordinated notes, since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009. The balance of convertible subordinated notes was $48.3 million as of December 31, 2009, including $0.5 million of Original Notes, and this amount, along with unpaid interest of $1.3 million related to the convertible subordinated notes, was included in liabilities subject to compromise in the accompanying consolidated balance sheet.

At the time that the Predecessor issued the Amended Notes, the underlying terms contained contingent interest rate adjustments that could have caused interest to vary in future periods depending on the outstanding balance of Amended Notes. The estimated fair value of the contingent interest rate derivative instrument was measured at each subsequent reporting date. As of December 31, 2009, no value was attributed to this derivative. The changes in fair value for the years ended December 31, 2009 and 2008 represented gains of $1.8 million and $3.3 million, respectively, which are included in the accompanying consolidated statement of operations as a component of interest expense, net.

The debt issuance costs and discount amounts corresponding to the convertible subordinated notes had been amortized over the remaining contractual term of the Amended Notes, which was accelerated pursuant to the terms of the convertible subordinated notes and the resulting classification as a current liability beginning with the quarter ended March 31, 2009. However, the Predecessor ceased amortization of these assets as of December 19, 2009 since subsequent to the Petition Date, interest expense was only recognized to the extent it would be paid. For the years ended December 31, 2009 and 2008, the amortization of these debt issuance costs was $0.3 million and $0.6 million, respectively, and of the debt discount was $0.6 million and $0.9 million, respectively. The Predecessor wrote off the remaining balance of deferred financing costs and debt discount in the fourth quarter of 2009 since the amount of the allowed claim for the convertible subordinated notes was known as of December 31, 2009.

In accordance with the Emergence Plan, all of the obligations of the Predecessor with respect to the convertible subordinated notes were terminated and these notes were cancelled on the Emergence Date.

13. Interest Rate Swap (Predecessor)

In June 2007, the Predecessor entered into an amortizing interest rate swap agreement through September 2012 with an initial notional amount of $1,067.5 million on which the Predecessor paid a fixed rate of 5.394% and received a variable rate from the counterparty based on a three-month London Inter-Bank Offered Rate (“LIBOR”), for which measurement and settlement was performed quarterly.

The interest rate swap fair value was derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates as compared to the Company’s fixed rate applied to the hedged amount through the term of the agreement less adjustments for credit risk. As part of the fair value determination of the interest rate swap, the Predecessor evaluated its default risk and credit spread compared to the swap counterparty’s credit spread and adjusted the fair value of the interest rate swap liability to account for the Predecessor’s nonperformance risk. Changes in the fair value of the interest rate swap liability during the years ended December 31, 2009 and 2008 were net gains of $9.6 million and $82.4 million, respectively, including the impact of the credit default risk, and were recognized as a component of interest expense, net.

The liability under the interest rate swap agreement of $72.8 million was converted to a component of senior debt as of the Petition Date and was included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2009.

14. Stockholders’ Equity

Successor

Pursuant to the Emergence Plan and upon the Company’s emergence from bankruptcy, the Company issued three forms of equity: class A common stock (currently traded over-the-counter under the symbol “CDELA”); class B common stock (currently traded over-the-counter under the symbol “CDELB”); and warrants to purchase shares of class B common stock (the “Special Warrants”) (currently traded over-the-counter under the symbol “CDDGW”). As of its emergence from bankruptcy, the Company issued approximately 3.0 million shares of class A common stock; approximately 16.7 million shares of class B common stock and approximately 25.4 million Special Warrants.

The Company is authorized to issue up to 100 million shares of class A common stock, of which approximately 4.5 million shares were issued and outstanding as of December 31, 2010. This includes the remaining 1.2 million nonvested shares of class A common stock granted in August 2010 (see Note 15). Each holder of class A common stock has unlimited voting rights and is entitled to one vote for each share and shall vote, together with the holders of class B common stock, as a single class with respect to the limited number of matters which may be submitted to a vote of the holders of common stock and for which the holders of class B common stock are entitled to vote.

The Company is authorized to issue up to 100 million shares of class B common stock, of which approximately 18.1 million shares were issued and outstanding as of December 31, 2010. Holders of class B common stock have certain limitations on their voting rights, but are entitled to vote on most material matters involving the Company, including material asset sales, business combinations or recapitalizations. Each holder of class B common stock is entitled to a separate class vote on any amendment or modification of any specific rights or obligations of the holders of class B common stock that does not similarly affect the rights or obligations of the holders of class A common stock. If certain specific actions are submitted to a vote of the holders of common stock, each share of class B common stock shall be entitled to vote with class A common stock, with each share of common stock having one vote and voting together with the class A common shares as a single class. Each share of class B common stock may be converted into one share of class A common stock by the holder, provided that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC multiple ownership rules and regulations.

As of the Emergence Date, the Company issued Special Warrants to purchase up to an aggregate of approximately 25.4 million shares of class B common stock to certain holders of senior claims and general unsecured claims, of which 23.7 million Special Warrants were outstanding as of December 31, 2010. The Special Warrants have a 20-year term and will expire on June 3, 2030. The conversion of the Special Warrants is subject to the Company’s compliance with applicable FCC regulations. Each Special Warrant to purchase class B common stock may be exercised prior to its expiration date at the minimal exercise price, which is the $0.001 per share par value of the class B common stock, provided that ownership of the Company by the holder does not cause the Company to violate applicable FCC rules and regulations surrounding foreign ownership of broadcasting licenses.

The Company is authorized to issue up to 50 million shares of preferred stock. No preferred shares were issued as of December 31, 2010.

The holders of shares of class A and B common stock, including holders under the Citadel Broadcasting Corporation 2010 Equity Incentive Plan (the “2010 EI Plan”) as more fully described at Note 15, as well as warrant holders, participate in any dividends ratably on a per share basis, provided that no such distribution shall be made to holders of Special Warrants, class A common stock and class B common stock if (i) an FCC ruling, regulation or policy prohibits such distribution to holders of warrants or (ii) the Company’s FCC counsel opines that such distribution is reasonably likely to cause (a) the Company to violate any applicable FCC rules or regulations or (b) any such holder of Special Warrants to be deemed to hold an attributable interest in the Company.

Equity Held in Reserve

Holders of unsecured claims, including the secured lenders’ deficiency claim in the stipulated amount of $267.2 million and the claims of the Predecessor’s convertible subordinated noteholders, received a pro rata share of (i) 10% of Successor equity (subject to dilution for distributions of equity under the Successor’s equity incentive program) and (ii) $36.0 million in cash. Once the allowed amount of an unsecured claim is determined through settlement or by Bankruptcy Court order, the claimant is entitled to a distribution as provided for by the Emergence Plan. As of December 31, 2010, 4.1 million units of equity and $32.2 million in cash had been distributed to holders of allowed unsecured claims that totaled $320.9 million, and approximately 478,000 shares of Successor equity and $3.8 million of cash were held in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims. Shares held in reserve are not designated as class A common stock or class B common stock until issuance. The Successor equity held in reserve to be disbursed on account of unsecured claims is separately identified in the accompanying consolidated balance sheet as of December 31, 2010. If sufficient excess shares of equity and cash remain in reserve after resolution of all disputed unsecured claims, such shares and cash will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares and cash they received pursuant to the Emergence Plan.

Predecessor

Citadel Broadcasting Corporation was incorporated in Delaware in 1993 and was initially capitalized by partnerships affiliated with FL&Co. in connection with a leveraged buyout transaction. The Predecessor’s initial public offering registration statement with the Securities and Exchange Commission was declared effective on July 31, 2003. The Predecessor issued 151.7 million shares of its common stock to TWDC’s stockholders in connection with the ABC Merger. In connection with the Company’s reorganization and emergence from bankruptcy, all shares of common stock of the Predecessor outstanding prior to the Emergence Date were cancelled pursuant to the Emergence Plan.

15. Stock-Based Compensation

The cost of the Company’s share-based payments to employees is recognized in the financial statements based on their fair values measured at the grant date, or the value determined based on subsequent modification, over the requisite service period. At the date of grant, the Company estimates the number of equity awards granted that are expected to be forfeited and subsequently adjusts the estimated forfeitures to reflect actual forfeitures when recording compensation cost for equity awards.

Successor

The Company adopted the 2010 EI Plan via approval of the Bankruptcy Court, effective as of June 3, 2010, which was amended on June 9, 2010. The 2010 EI Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock and other stock awards (collectively, the “Awards”).

The aggregate number of shares of common stock available for delivery pursuant to Awards granted under the 2010 EI Plan is 10,000,000 shares, which may be either shares of the Company’s common stock or Special

Warrants. To the extent shares subject to an Award are not issued or delivered by reason of (i) the expiration, cancellation, forfeiture or other termination of an Award, (ii) the withholding of such shares in satisfaction of applicable taxes or (iii) the settlement of all or a portion of an Award in cash, then such shares will again be available for issuance under the 2010 EI Plan. The aggregate number of shares available for issuance under the 2010 EI Plan is subject to adjustment in connection with certain types of corporate events, including, but not limited to, a recapitalization, extraordinary dividend, stock split, spin-off or merger. As of December 31, 2010, the total number of shares that remain authorized, reserved, and available for issuance under the 2010 EI Plan was approximately 5,500,000.

In August 2010, the Successor’s board of directors approved a grant to employees of the Successor under the 2010 EI Plan, of approximately 3.7 million non-vested shares of class A common stock, which are scheduled to vest in two equal annual installments. The fair value of the grant will be recognized as stock-based compensation of the Successor over the vesting period based upon the trading price of the shares on the grant date. In early November 2010, certain members of senior management and the board of directors elected to voluntarily forfeit approximately 2.5 million shares of nonvested stock previously granted by the Company. These forfeited nonvested shares were replaced with options to purchase approximately 3.3 million shares of class A common stock, the terms of which are governed by the 2010 EI Plan. The forfeiture of nonvested shares and subsequent issuance of stock options to these individuals was accounted for as a modification of the original award. No incremental stock-based compensation expense was recognized related to the modification since the fair value of the replacement stock options did not exceed the fair value of the nonvested shares of common stock originally granted.

Total stock-based compensation expense for the period from June 1, 2010 through December 31, 2010 was $18.0 million, on a pre-tax basis. The associated tax benefit for the period from June 1, 2010 through December 31, 2010 was $7.2 million.

As of December 31, 2010, unrecognized pre-tax stock-based compensation expense was approximately $59.5 million and is expected to be recognized over a weighted average period of approximately 1.4 years.

The following table summarizes the Successor’s stock option activity for the period from June 1, 2010 through December 31, 2010:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding as of June 1, 2010	—	$—
Granted	3,267	29.00
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding as of December 31, 2010	3,267	$29.00	9.4	$5,512

Vested or expected to vest as of December 31, 2010 (1)	3,191	$29.00	9.4	$5,384

Exercisable as of December 31, 2010	—	$—	—	$—

(1)	Options expected to vest represents the options outstanding reduced for estimated forfeitures.

For accounting purposes, the weighted average grant-date fair value of options granted during the period from June 1, 2010 through December 31, 2010 was $23.00 per share due to the modification of the original award, and no options were exercised during the same period.

The Successor’s activity related to shares of nonvested stock for the period from June 1, 2010 through December 31, 2010 is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Class A Common Stock Awards
Nonvested awards as of June 1, 2010	—	$—
Granted	3,735	23.00
Awards vested	—	—
Forfeited	(2,528)	23.00

Nonvested awards as of December 31, 2010	1,207	$23.00

There were no nonvested shares of common stock that vested during the period from June 1, 2010 through December 31, 2010.

Predecessor

Nonvested shares of the Predecessor’s common stock and stock options to purchase shares of the Predecessor’s common stock were generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan (the “2002 Stock Option and Award Plan”). However, pursuant to the Emergence Plan, the 2002 Stock Option and Award Plan was terminated as of the Emergence Date and all share-based payments previously granted thereunder were canceled as of the Emergence Date. As of May 31, 2010, approximately 7.5 million stock options and 1.4 million nonvested shares were outstanding.

The Predecessor issued no share-based payments during the five months ended May 31, 2010. There were no options exercised during the period from January 1, 2010 through May 31, 2010 or for the years ended December 31, 2009 and 2008. The total fair value of awards of nonvested shares of common stock that vested during the period from January 1, 2010 through May 31, 2010 and for the years ended December 31, 2009 and 2008 was $2.9 million, $8.2 million and $20.4 million, respectively.

Total stock-based compensation expense for the period from January 1, 2010 through May 31, 2010 and for the years ended December 31, 2009 and 2008 was $1.9 million, $10.5 million and $14.0 million, respectively, on a pre-tax basis. No tax benefit was recognized with respect to the expense for the period from January 1, 2010 through May 31, 2010 and for the year ended December 31, 2009 since there was a valuation allowance against the Company’s deferred tax asset as of December 31, 2009. The associated tax expense for the year ended December 31, 2008 was $5.2 million. The expense for the year ended December 31, 2008 includes an $8.5 million non-cash write down of the Company’s deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of these stock-based awards.

16. Income Taxes

Income tax expense (benefit)

The components of the income tax expense (benefit) for the Successor period from June 1, 2010 through December 31, 2010 and the Predecessor period from January 1, 2010 through May 31, 2010 and years ended December 31, 2009 and 2008 are as follows:

	Successor	Predecessor
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Years Ended December 31,
			2009	2008
		(in thousands)
Current tax expense (benefit):
Federal	$73	$5	$(9,372)	$9,066
State	1,423	583	792	4,423

	1,496	588	(8,580)	13,489
Deferred tax benefit:
Federal	1,508	4,577	(220,226)	(162,900)
State	4,549	572	(25,291)	(13,268)

	6,057	5,149	(245,517)	(176,168)

Total income tax expense (benefit)	$7,553	$5,737	$(254,097)	$(162,679)

Reconciliations of the income tax expense (benefit) to the tax expense (benefit) calculated by applying the federal statutory rate of 35% to the income (loss) before income taxes for the Successor period from June 1, 2010 through December 31, 2010 and the Predecessor period from January 1, 2010 through May 31, 2010 and years ended December 31, 2009 and 2008 are as follows:

	Successor	Predecessor
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Years Ended December 31,
			2009	2008
		(in thousands)
Federal statutory rate applied to the income
(loss) from continuing operations before income taxes	$2,020	$376,405	$(363,110)	$(396,374)
State tax expense (benefit), net of federal tax	4,850	1,814	(34,564)	(30,723)
Non-deductible compensation	704	857	2,212	1,783
Restructuring costs	(1,934)	11,151	3,335	—
Other permanent differences	666	440	773	2,338
Change in federal and state valuation allowance	(470)	(68,709)	83,156	131,888
Non-taxable restructuring gain	—	(322,630)	—	—
Non-deductible goodwill	—	—	51,895	119,249
State rate change	906	—	224	(1,369)
Excess book stock compensation	113	6,252	2,609	8,483
Other permanent differences	698	157	(627)	2,046

	$7,553	$5,737	$(254,097)	$(162,679)

Successor

For the period from June 1, 2010 through December 31, 2010, the Company recognized an income tax expense of $7.6 million based on income before taxes of $5.8 million resulting in an effective tax rate of 130.9%.

This effective rate differed from the federal rate of 35% primarily due to state tax expense net of federal benefit, non-deductible restructuring costs, certain non-deductible compensation costs, and other non-deductible expenses.

Predecessor

For the period from January 1, 2010 through May 31, 2010, the Company recognized an income tax expense of $5.7 million based on income before taxes of $1,075.4 million resulting in an effective tax rate of 0.5%. Excluding the valuation benefit of approximately $68.7 million and restructuring gain of approximately $921.8 million, for which no income tax expense was recognized, income before taxes would have been $153.6 million and tax expense would have been $74.4 million, resulting in an effective rate of 48.5%. This rate differs from the federal tax rate of 35% primarily due to a $6.3 million non-cash write-down of the Company’s deferred tax asset related to stock–based compensation expense as discussed below, state tax expense net of federal benefit and non-deductible restructuring costs. In the first quarter of 2010, time-vesting nonvested shares vested and the Company recognized a $1.5 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock-based awards. An additional $4.8 million non-cash write down of the Company’s deferred tax asset was recognized in the second quarter primarily due to the Company’s emergence from Chapter 11 Proceedings.

For the year ended December 31, 2009, the Company recognized an income tax benefit of $254.1 million based on a loss before income taxes of $1,037.5 million. Excluding the valuation allowance charge of approximately $83.2 million and asset impairment charge of approximately $985.7 million and the tax benefit associated with this charge of approximately $327.2 million, which was adversely impacted by the impairment of non-deductible goodwill, loss before income taxes would have been $51.8 million and tax benefit would have been $10.1 million, resulting in an effective tax rate of 19.5%. This effective rate differs from the federal tax rate of 35% as the result of a $2.6 million non-cash write-down of the Company’s deferred tax asset related to stock-based compensation expense as discussed below, state tax benefit net of federal expense, non-deductible restructuring costs, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2009, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, time-vesting nonvested shares vested during the year ended December 31, 2009, and the Company recognized a $2.6 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock-based awards.

For the year ended December 31, 2008 the Company recognized an income tax benefit of $162.7 million based on a loss before income taxes of $1,132.5 million. Excluding the valuation allowance charge of $131.9 million and asset impairment charge of $1,208.2 million and the tax benefit associated with this charge of approximately $338.9 million, which was adversely impacted by the impairment of non-deductible goodwill, income before taxes would have been $75.7 million and tax expense would have been $44.3 million, resulting in an effective tax rate of 58.5%. This effective rate differs from the federal tax rate of 35% as the result of an $8.5 million non-cash write-down of the Company’s deferred tax asset related to stock-based compensation expense as discussed below, state tax benefit, net of federal expense, certain non-deductible compensation costs, and other non-deductible expenses. In the first quarter of 2008, the compensation committee of the Company’s board of directors determined that specified performance goals were achieved for certain of the outstanding stock-based awards. In addition, time-vesting nonvested shares vested during the year ended December 31, 2008, and the Company recognized an $8.5 million non-cash write down of its deferred tax asset for the excess of stock-based compensation expense recorded over the amount of such compensation costs deductible for income tax purposes upon vesting of the stock-based awards.

Deferred tax assets (liabilities)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance at December 31 are as follows:

	Successor	Predecessor
	December 31, 2010	December 31, 2009
	(in thousands)
Deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$2,839	$3,234
Net operating loss carryforwards	79,217	28,933
Accrued liabilities and other obligations not currently deductible	18,794	17,041
Compensation/benefits related	11,969	6,252
Hedging transaction	—	27,047
Property and equipment	—	792
Intangible assets	—	131,450
Other	10,326	13,193

Total deferred tax assets	123,145	227,942
Valuation allowance	(5,729)	(214,610)

Net deferred tax assets	117,416	13,332
Deferred tax liabilities:
Property and equipment	(48,082)	(42,957)
Intangible assets	(252,162)	(150,170)
Cancellation of debt income	(62,305)	—
Other	(298)	(62)

Total deferred tax liabilities	(362,847)	(193,189)

Net deferred tax liabilities	$(245,431)	$(179,857)

At December 31, 2010, the Company has approximately $225.7 million of net operating loss carryforwards for federal income tax purposes, $202.0 million net of unrecognized tax benefits. The federal net operating loss carryforwards expire as follows:

Year of Expiration	Net Operating Loss Carryforward
(in millions)
December 31, 2025	$5.5
December 31, 2029	86.4
December 31, 2030	133.8

Total federal loss carryforwards	$225.7

The Company’s Chapter 11 Proceedings resulted in a change of control for purposes of Section 382 of the U.S. Internal Revenue Code of 1986, limiting our ability to utilize approximately $150 million of our net operating losses to offset future federal income tax liabilities. We estimate that the amount of limited net operating losses that we may use in each year through 2030 to offset federal income tax liabilities is approximately $50 million. We expect to increase this amount for certain recognized built-in gains. However, the amount of the increase is uncertain and varies by year.

At December 31, 2010, the Company had approximately $160.3 million in net operating loss carryforwards for state income tax purposes, $137.7 million net of unrecognized tax benefits. These net operating loss carryforwards expire in 2013 through 2030. The determination of the state net operating loss carryforwards is dependent upon the federal net operating loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of the state net operating loss carryforwards. Utilization of such federal and state net operating losses is subject to certain limitations under federal and state income tax laws.

Management assesses all available positive and negative evidence to evaluate the realizability of the Company’s deferred tax assets. During 2010 management concluded that the expected timing of future reversals of deferred tax liabilities and assets arising from the emergence from bankruptcy provided positive objective evidence on the realizability of the deferred tax assets. Based on this evaluation, as of May 31, 2010, $143.9 million of valuation allowance was reversed in order to recognize the portion of the deferred tax assets that is more likely than not to be realized. This reversal was recognized as a reduction to goodwill as part of the Company’s application of fresh-start reporting. The Company is required to evaluate the recoverability of its deferred tax assets at each reporting period. Changing facts and circumstances in future reporting periods may result in additional valuation allowances being recorded in those periods.

As of December 31, 2010, the Company has an alternative minimum tax (“AMT”) credit carryforward of approximately $2.1 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations.

Generally for tax purposes, the Company is entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised. As outlined in Note 15, in December 2010 the Company issued stock options to members of the board and certain management as replacement for awards of restricted stock which had subsequently been rescinded. The Company has accounted for the issuance of these options as a modification of the original restricted stock awards and, accordingly, compensation cost will be based on the value of the restricted stock awards while the ultimate tax deduction will be based on the value of the stock options when exercised. Through December 31, 2010, the Successor Company has recognized pre-tax compensation cost of $18.0 million and a related $7.2 million deferred tax asset for such awards on a cumulative basis. As of December 31, 2010, the Company does not have an available additional paid-in capital pool (as defined pursuant to ASC 718-740-35). Accordingly, absent significant increases of the underlying fair value of the stock options, the Company may be required to immediately recognize a non-cash write down of the deferred tax asset when the restrictions lapse or the stock options are exercised or expire. This adjustment to align compensation cost previously recognized in the financial statements to the amount that is ultimately realized for tax may be material to the future consolidated results of operations when the adjustment occurs.

Uncertain tax positions

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the Successor period from June 1, 2010 through December 31, 2010 and the Predecessor period from January 1, 2010 through May 31, 2010 and the years ended December 31, 2009 and 2008:

	Successor	Predecessor
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Years Ended December 31,
			2009	2008
		(in thousands)
Deferred tax assets:
Unrecognized tax benefit—opening balance	$12,410	$12,217	$10,961	$10,258
Gross increases—tax positions in prior periods	186	66	1,111	574
Gross decreases—tax positions in prior periods	—	—	—	(25)
Gross increases—tax positions in current period	—	127	—	—
Gross increases—tax positions in current period	(4)	—	145	154

Unrecognized tax benefit—ending balance	$12,592	$12,410	$12,217	$10,961

The entire balance of unrecognized tax benefits at December 31, 2010, 2009 and 2008, if recognized, would affect the effective tax rate. No additional significant increases or decreases in unrecognized tax benefit are expected within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued $0.3 million and $0.2 million of interest during 2010 and 2009, respectively. In total, the Company has recognized a liability for interest related to uncertain tax benefits of $0.6 million, $0.3 million, and $0.1 million as of December 31, 2010, 2009, and 2008, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has a number of federal and state income tax years still open for examination as a result of the net operating loss carryforwards. Accordingly, the Company is subject to examination for both U.S. federal and certain state tax return purposes for the years 1993 to present.

17. Earnings per Share

Successor

Basic earnings per share for the period from June 1, 2010 through December 31, 2010 includes the outstanding amount of both class A and class B common stock, as well as Special Warrants, whether outstanding or held in reserve to be issued. All of the components of the Successor’s equity described above are treated equally for accounting purposes, and the distinctions relate solely to certain voting restrictions and conversion mechanisms in order to allow the Company to comply with applicable FCC rules and regulations. Potentially dilutive equivalent shares outstanding for the seven months ended December 31, 2010 include approximately 0.6 million additional shares of the Successor’s class A common stock related to outstanding nonvested shares, which were excluded from the computation of diluted weighted average shares outstanding as their effect was antidilutive due to the net loss reported. There were no potentially dilutive equivalent shares related to stock options for the seven months ended December 31, 2010.

Predecessor

The diluted shares outstanding for the five months ended May 31, 2010 include approximately 1.9 million shares of common stock of the Predecessor related to the conversion of the Predecessor’s convertible subordinated notes. While operating under Chapter 11 of the Bankruptcy Code, the Predecessor was prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. Therefore, for the five months ended May 31, 2010, there was no related interest expense to consider in the calculation of the Predecessor’s diluted shares. Potentially dilutive equivalent shares related to the conversion of the Predecessor’s convertible subordinated notes into 1.9 million and 8.0 million shares of common stock of the Predecessor for the years ended December 31, 2009 and 2008, respectively, along with the related interest expense impact, net of tax, were excluded from the computation of diluted weighted average shares outstanding as their effect is antidilutive. There were no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the five months ended May 31, 2010 or the years ended December 31, 2009 and 2008.

18. Supplemental Financial Information

Successor

A summary of additions and deductions related to the Successor’s allowance for doubtful accounts for the seven months ended December 31, 2010 is as follows:

	Successor
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Seven months ended December 31, 2010	$—	$4,361	$—	$4,361

Predecessor

A summary of additions and deductions related to the Predecessor’s allowance for doubtful accounts for the years ended December 31, 2008 and 2009 and for the five months ended May 31, 2010 is as follows:

	Predecessor
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2008	$8,064	$6,574	$(6,025)	$8,613
Year ended December 31, 2009	8,613	6,231	(6,242)	8,602
Five months ended May 31, 2010	8,602	570	(9,172)	—

19. Fair Value of Financial Instruments

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As of December 31, 2010 and 2009, all of the Company’s financial instruments were classified as level 3 except for its cash equivalents, which are classified as level 1.

The following tables present the changes in Level 3 instruments measured on a recurring basis for the year ended December 31, 2009 for the Predecessor period from January 1, 2010 through May 31, 2010 and the Successor period from June 1, 2010 through December 31, 2010:

	January 1, 2009	Net realized/unrealized gains included in earnings (a)	Transfers in and/or out of Level 3 (b)	December 31, 2009
	(in thousands)
Financial Liabilities:
Contingent interest derivative	$1,770	$(1,770)	$—	$—
Interest rate swap	82,355	(9,578)	(72,777)	—

Total liabilities	$84,125	$(11,348)	$(72,777)	$—

	Predecessor		Successor
	January 1, 2010	Additions (c)	Expense items recognized	December 31, 2010
	(in thousands)
Financial Liabilities:
SERP liability	$—	$10,510	$967	$11,477

(a)	Earnings impact is included in the interest expense, net caption of the accompanying consolidated statements of operations.

(b)	As of the Petition Date, the liability of $72.8 million outstanding under the interest rate swap agreement was converted to a component of senior debt.

(c)	The initial establishment of the Company’s liability under the SERP was valued at $10.5 million and is included in reorganization items, net in the accompanying consolidated statement of operations of the Predecessor.

The following summary presents a description of the methodologies and assumptions used to determine the estimated fair values for the Company’s significant financial instruments.

Cash Equivalents: As of December 31, 2010, cash equivalents represent amounts held in a mutual fund that invests in short-term United States Treasury funds or other short-term instruments backed by the United States government. Due to the short-term nature of these investments, the carrying value is assumed to approximate fair value.

Accounts Receivable, Accounts Payable and Accrued Liabilities: The carrying amount is assumed to be the fair value because of the liquidity or short-term maturity of these instruments.

Senior Debt: Based on available evidence, including certain trading prices, the estimated fair value of the Term Loan as of December 31, 2010 approximates its carrying value of $350.0 million. Based on evidence available as of that date, including average trading prices, the estimated fair value of the Predecessor Senior Credit and Term Facility at December 31, 2009 was $1,586.8 million compared to the Predecessor’s carrying value of $2,144.4 million at December 31, 2009.

Senior Notes: Based on available evidence, including certain trading prices, the estimated fair value of the Senior Notes at December 31, 2010 approximates its carrying value of $400.0 million.

Subordinated Debt and Convertible Subordinated Notes: Based on available evidence, including average trading prices, the estimated fair value of the Predecessor’s convertible subordinated notes at December 31, 2009 was $2.4 million compared to the Predecessor’s carrying value of $48.3 million at December 31, 2009.

Other Long-Term Liabilities, including the SERP: The Company’s liability under the SERP was initially recorded at its estimated fair value as of the Fresh-Start Date. The Company evaluates the estimated fair value of the SERP liability as of each reporting date to determine if any significant changes have occurred in the underlying assumptions. Any change in the fair value is recognized in the statement of operations at the time of adjustment. The terms of the Company’s other long-term liabilities approximate the terms in the marketplace. Therefore, the fair value approximates the carrying value of these financial instruments.

20. Reportable Segments

The Company operates two reportable segments, Radio Markets and Radio Network, as there is discrete financial information available for each segment and the segment operating results are reviewed by the chief operating decision maker. The Radio Markets’ revenue is primarily derived from the sale of broadcasting time to local, regional and national advertisers. Revenue for the Radio Network is generated primarily through national advertising. The Company presents segment operating income (“SOI”) as the primary measure of profit and loss for its operating segments. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, asset impairment and disposal charges, non-cash amounts related to contractual obligations, non-cash compensation, corporate general and administrative expenses, and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

	Successor	Predecessor
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Years Ended December 31,

			2009	2008
		(in thousands)
Net revenue:
Radio Markets	$382,011	$247,112	$604,120	$688,815
Radio Network	64,924	50,324	123,839	181,798

Intersegment revenue:
Radio Markets	$(2,793)	$(2,012)	$(4,339)	$(7,492)
Radio Network	—	—	—	—

Net revenue	$444,142	$295,424	$723,620	$863,121

SOI:
Radio Markets	$160,591	$94,023	$214,942	$261,405
Radio Network	9,518	8,027	3,559	28,539
Corporate general and administrative	(26,394)	(8,929)	(26,320)	(32,049)
Local marketing agreement fees	(379)	(455)	(1,027)	(1,334)
Asset impairment and disposal charges	—	—	(985,653)	(1,208,208)
Non-cash amounts related to contractual obligations	—	—	—	(21,440)
Non-cash compensation expense	(4,198)	(1,311)	(5,400)	(7,354)
Depreciation and amortization	(58,564)	(11,365)	(35,599)	(45,264)
Other, net	(7,486)	(854)	(6,841)	1,688

Operating income (loss)	73,088	79,136	(842,339)	(1,024,017)

Reorganization items, net	—	(1,014,077)	4,556	—
Interest expense, net	45,365	17,771	190,175	211,818
Extinguishment of debt	20,969	—	(428)	(114,736)
Write-off of deferred financing costs and debt discount upon extinguishment of debt	984	—	814	11,399

Income (loss) before income taxes	5,770	1,075,442	(1,037,456)	(1,132,498)
Income tax expense (benefit)	7,553	5,737	(254,097)	(162,679)

Net (loss) income	$(1,783)	$1,069,705	$(783,359)	$(969,819)

Asset impairment and disposal charges
Radio Markets	$—	$—	$912,577	$1,188,338
Radio Network	—	—	73,076	19,870

Total asset impairment and disposal charges	$—	$—	$985,653	$1,208,208

	Successor	Predecessor
	Period from June 1, 2010 through December 31, 2010	Period from January 1, 2010 through May 31, 2010	Years Ended December 31,

			2009	2008
		(in thousands)
Non-cash amounts related to contractual obligations
Radio Markets	$—	$—	$—	$21,440
Radio Network	—	—	—	—

Total non-cash amounts related to contractual obligations	$—	$—	$—	$21,440

Segment local marketing agreement fees:
Radio Markets	$379	$455	$1,027	$1,334
Radio Network	—	—	—	—

Total segment local marketing agreement fees	$379	$455	$1,027	$1,334

Segment non-cash compensation expense:
Radio Markets	$3,719	$1,143	$4,064	$5,170
Radio Network	479	168	1,336	2,184

Total segment non-cash compensation expense	$4,198	$1,311	$5,400	$7,354

Segment depreciation and amortization:
Radio Markets	$50,764	$8,370	$22,434	$25,719
Radio Network	7,800	2,995	13,165	19,545

Total segment depreciation and amortization	$58,564	$11,365	$35,599	$45,264

	Successor	Predecessor
	December 31, 2010	December 31, 2009
	(in thousands)
Identifiable assets:
Radio Markets, exclusive of goodwill shown separately below	$1,416,723	$964,580
Goodwill	719,229	292,563

Total Radio Markets identifiable assets	$2,135,952	$1,257,143

Radio Network, exclusive of goodwill shown separately below	$103,130	$77,435
Goodwill	44,620	29,413

Total Radio Network identifiable assets	$147,750	$106,848

Corporate and other identifiable assets	$124,412	$53,998

Total assets	$2,408,114	$1,417,989

The following table presents the gross amount of goodwill and the accumulated asset impairment and disposal charges for the Company’s two reportable segments, Radio Markets and Radio Network, for the year ended December 31, 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010:

	Radio Markets	Radio Network
	(in thousands)
Balance as of January 1, 2009 (Predecessor):
Goodwill	$1,784,918	$190,279
Accumulated asset impairment and disposal charges	(1,352,019)	(130,379)

Goodwill net of impairment as of January 1, 2009 (Predecessor)	$432,899	$59,900

Asset impairment and disposal charges	(140,336)	(30,487)

Balance as of January 1, 2010 (Predecessor):
Goodwill	$1,784,918	$190,279
Accumulated asset impairment and disposal charges	(1,492,355)	(160,866)

Goodwill net of impairment as of January 1, 2010 (Predecessor)	$292,563	$29,413

Elimination of Predecessor goodwill as of May 31, 2010	(1,784,918)	(190,279)
Elimination of Predecessor goodwill impairment as of May 31, 2010	1,492,355	160,866
Goodwill from application of fresh-start reporting as of May 31, 2010	719,229	44,620

Balance as of December 31, 2010 (Successor):
Goodwill	$719,229	$44,620
Accumulated asset impairment and disposal charges	—	—

Goodwill net of impairment as of December 31, 2010 (Successor)	$719,229	$44,620

21. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Effective December 31, 2009, the Company’s radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired. The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, had reached an agreement with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on long-term fees between the RMLC and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period. In May 2010 and June 2010, the U.S. District Court’s judges charged with determining the licenses fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC. When the license fee negotiations are finalized, the rate will be retroactive to January 1, 2010, and the amounts could be greater or less than the temporary fees and could be material to the Company’s financial results and cash flows. John Sander is currently the chairman of the board of directors of both the Company and BMI.

Litigation

On December 20, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. Upon commencement of the Chapter 11 Proceedings, the Debtors also announced that they had reached an accord with over 60% of their senior secured lenders on the terms of a pre-negotiated financial restructuring that sought to extinguish approximately $1.4 billion of indebtedness. Specifically, the Company entered into a letter agreement, effective as of December 20, 2009 (the “Emergence Plan Support Agreement”), with over 60% of the holders of the Company’s secured debt issued pursuant to the Predecessor Senior Credit and Term Facility.

On December 21, 2009, the Company announced that the Bankruptcy Court granted all of the Company’s “first day” motions and applications, which allowed the Company to satisfy its obligations with cash on hand and pay employee wages, salaries and benefits, among other things, without interruption during the course of the restructuring.

On February 3, 2010, the Debtors filed with the Bankruptcy Court a proposed joint plan of reorganization and a related disclosure statement pursuant to Chapter 11 of the Bankruptcy Code. On March 15, 2010, the Debtors filed with the Bankruptcy Court a First Modified Joint Plan of Reorganization and the related disclosure statement pursuant to Chapter 11 of the Bankruptcy Code.

On March 15, 2010, the Bankruptcy Court approved the disclosure statement and authorized the Company to begin soliciting votes on the Emergence Plan.

On May 10, 2010, the Debtors filed the second modified Emergence Plan, reflecting certain technical, nonmaterial modifications to the first modification. Objections to the Debtors’ Emergence Plan were filed with the Bankruptcy Court by several stockholders, and on May 12, 2010, the Bankruptcy Court commenced a multi-day hearing, which ended on May 17, 2010 with the Bankruptcy Court confirming the Debtors’ Emergence Plan.

On May 19, 2010, (the “Confirmation Date”), the Bankruptcy Court entered the Confirmation Order confirming the Emergence Plan, and on May 26, 2010, the FCC granted the long form applications for transfer of control of the Company’s FCC licenses to the new stockholders of the company.

On June 3, 2010, the Debtors consummated their reorganization, and the Emergence Plan became effective. The distribution of securities of the new reorganized successor to the Company under the Emergence Plan was made on the Emergence Date. Under the Emergence Plan, the Debtors distributed three forms of equity: class A common stock; class B common stock; and the special warrants.

In October 2010, R2 Investment, LDC (“R2”), a stockholder of the Company, filed a motion in the Bankruptcy Court requesting the Company be directed to revoke awards of restricted common stock granted in August 2010 to certain members of the Company’s senior management and its board of directors and instead issue stock options, as R2 contended was required by the Emergence Plan. In early November 2010, certain members of the Company’s senior management and its board of directors elected to voluntarily forfeit approximately 2.5 million shares of restricted stock that were granted in August 2010. Based upon (i) the relinquishment of the restricted stock by the named executive officers and the Company’s board of directors and (ii) the Company’s intent to replace the forfeited shares with options to purchase approximately 3.3 million shares of class A common stock, the terms of which are governed by the Emergence Plan, R2 withdrew its motion without prejudice. The forfeiture of restricted stock and subsequent issuance of stock options to these individuals was accounted for as a modification of the original award. For more information see Notes 14 and 15.

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

Lease Commitments

The Company leases certain studio buildings, tower sites, transmitters and equipment, vehicles and office equipment. The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010:

Year Ended	Commitments	Sublease Rentals	Net Lease Commitments
2011	$18,645	$(1,278)	$17,367
2012	17,346	(1,174)	16,172
2013	15,902	(951)	14,951
2014	13,384	(669)	12,715
2015	9,304	(501)	8,803
Thereafter	44,733	(6,407)	38,326

	$119,314	$(10,980)	$108,334

Total rental expense was approximately $11.7 million for the Successor period from June 1, 2010 through December 31, 2010 and approximately $8.2 million, $21.5 million and $20.8 million for the Predecessor period from January 1, 2010 through May 31, 2010 and the years ended December 31, 2009 and 2008, respectively.

Contractual Commitments

The Company has entered into binding contracts in the normal course of business related to sports broadcasting, employment of personnel, and other goods and services utilized in our operations.

Defined Contribution Plan

The Company has a defined contribution 401(k) plan for all employees who are at least 21 years of age. Under the 401(k) plan, eligible employees can contribute up to 80% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Code. Participants vest immediately in their contributions, and participants’ rights to amounts contributed by the Company vest on a graded schedule after five years of service. Participants are credited with one year of service if they work 1,000 hours in a plan year. Each year, for participants who have completed one year of service, the Company may, at the discretion of the board of directors, contribute a matching contribution in an amount equal to a discretionary percentage, not to exceed the participants’ elective deferral. The Company may also make discretionary contributions as approved by the board of directors. Matching contributions by the Company were approximately $1.2 million for the combined Successor period from June 1, 2010 through December 31, 2010 and Predecessor period from January 1, 2010 through May 31, 2010 and none for the years ended December 31, 2009 and 2008.

22. Quarterly Financial Data (unaudited), in thousands, except for share amounts.

	Predecessor		Successor
	Quarter Ended March 31	Period from April 1 through May 31	Period from June 1 through June 30	Quarters Ended
				September 30	December 31
2010:
Net revenue	$165,028	$130,396	$64,027	$188,604	$191,511
Operating income	37,137	41,999	13,984	33,957	25,147
Net income (loss) (a)	11,480	1,058,225	3,130	3,564	(8,477)
Basic net income (loss) per common share	$0.04	$3.98	$0.07	$0.08	$(0.19)

Diluted net income (loss) per common share	$0.04	$3.95	$0.07	$0.08	$(0.19)

Weighted average common shares outstanding—Basic	266,085	265,977	45,625	47,409	45,625

Weighted average common shares outstanding—Diluted	268,005	267,897	45,625	47,409	45,625

	Predecessor
	Quarters Ended
	March 31	June 30	September 30	December 31
2009:
Net revenue	$158,891	$188,061	$183,810	$192,858
Operating income (loss) (b)	14,239	(944,080)	37,969	49,533
Net (loss) income	(5,305)	(758,657)	(21,251)	1,854
Basic net (loss) income per common share	$(0.02)	$(2.88)	$(0.08)	$0.01

Diluted net (loss) income per common share	$(0.02)	$(2.88)	$(0.08)	$0.01

Weighted average common shares outstanding—Basic	263,630	263,815	264,237	264,263

Weighted average common shares outstanding—Diluted	263,630	263,815	264,237	264,263

(a)	The revaluation of assets and liabilities through the application of fresh-start reporting resulted in a net gain of $921.8 million. The restructuring of the Company’s capital structure and resulting discharge of pre-petition debt resulted in a gain of $139.8 million. Both of these amounts were recorded as reorganization items in the Predecessor’s statement of operations for the period from April 1, 2010 through May 31, 2010. The net loss in the Successor’s quarter ended December 31, 2010 was due primarily to net expense of $21.0 million incurred on extinguishment of debt in connection with the refinancing of the Emergence Term Loan Facility.

(b)	The Company conducted an interim impairment test during 2009 in addition to its annual impairment test as of October 1, 2009. As a result, the Company recorded non-cash impairment charges on a pre-tax basis of $985.7 million during the quarter ended June 30, 2009.

23. Subsequent Events

Pending Transaction

On March 10, 2011, the Company entered into a definitive merger agreement with Cumulus Media Inc., a Delaware corporation (“Cumulus”), Cadet Holding Corporation, a Delaware corporation and wholly owned subsidiary of Cumulus (“HoldCo”), and Cadet Merger Corporation, a Delaware corporation and wholly owned subsidiary of HoldCo (“Cumulus Merger Sub”), which provides that, upon completion of the merger of Cumulus Merger Sub into the Company (the “Cumulus Merger”), each outstanding share of class A common stock and class B common stock of the Company (other than shares owned by Cumulus Merger Sub, held in treasury by the Company or pursuant to which a holder has properly exercised and perfected appraisal rights under Delaware law), will, at the election of the holder thereof and subject to proration as described below, be converted into the right to receive (i) $37.00 in cash (the “Cash Consideration”), or (ii) 8.525 shares of class A common stock, par value $0.01 per share, of Cumulus (the “Stock Consideration” and, together with the Cash Consideration, the “Cumulus Merger Consideration”). In addition, holders of warrants to purchase class B common stock of the Company will have the right to elect to have their warrants adjusted at the effective time of the Cumulus Merger to become the right to receive upon exercise the (i) Cash Consideration or (ii) Stock Consideration, subject to proration as described below.

The merger agreement provides that each holder of the Company’s common stock and/or warrants may elect to receive the Cash Consideration or the Stock Consideration for all or any number of such holder’s common stock and/or warrants, however, such elections will be prorated, and consideration adjusted, so that Cumulus will not issue in excess of 151,485,282 shares of Cumulus class A Common Stock (as increased for the exercise of stock options of the Company prior to closing of the Cumulus Merger) or pay in excess of $1,408,728,600 in cash (less the cash value of any dissenting shares and increased for the exercise of Company stock options prior to closing of the Cumulus Merger). In circumstances where holders of common stock and/or warrants of the Company make aggregate elections which exceed either the aggregate available Cash Consideration or aggregate available Stock Consideration, holders of common stock of the Company will receive a combination of Cash Consideration and Stock Consideration pursuant to the terms of the merger agreement. Holders of common stock and/or warrants of the Company who do not make an election will receive the consideration choice selected by the majority of Company stockholders and warrantholders, subject to the proration described above.

Cumulus has obtained equity and debt financing commitments, subject to certain conditions set forth in definitive agreements related to such commitments, for the transactions contemplated by the merger agreement, the proceeds of which, in addition to cash on hand, will be sufficient for Cumulus to pay the cash portion of the aggregate Cumulus Merger Consideration contemplated by the merger agreement and any associated fees and expenses. In connection with the transactions contemplated by the merger agreement, affiliates of Crestview Partners and Macquarie Capital (the “Equity Investors”) have agreed, at or prior to the closing of the Cumulus Merger, to make an equity investment in Cumulus in an amount of up to approximately $500 million on the terms and subject to the conditions set forth in the investment agreements entered into by the Equity Investors and Cumulus in connection with the Cumulus Merger. Certain affiliates of the Equity Investors having guaranteed the respective payment obligations of the termination fees payable by the Equity Investors if the merger agreement is terminated under specified circumstances, pursuant to limited guarantees executed in favor of the Company.

Upon the completion of the Cumulus Merger, the Company would cease to be a publicly reporting company and would cease all filings under the Securities Exchange Act of 1934, as amended.

The Cumulus Merger was unanimously approved by the respective Boards of Directors of the Company and Cumulus. The merger agreement and the transactions contemplated thereby will be submitted to a vote of stockholders of the Company at a special/annual meeting of Company stockholders.

On March 14, 2011, the Company, its board of directors, and Cumulus were named in a putative shareholder class action complaint filed in the District Court of Clark County, Nevada, by a purported Citadel shareholder. On March 23, 2011, these same defendants, as well as Cadet Holding Corporation and Cadet Merger Corporation, were named in a second putative shareholder class action complaint filed in the same court by another purported Citadel shareholder. The complaints allege that the Company’s directors breached their fiduciary duties by approving the Cumulus Merger for allegedly inadequate consideration and following an allegedly unfair sale process. The complaint in the first action also alleges that the Company’s directors breached their fiduciary duties by allegedly withholding material information relating to the Cumulus Merger. The two complaints further allege that the Company and Cumulus aided and abetted the Citadel directors’ alleged breaches of fiduciary duty, and the complaint filed in the second action alleges, additionally, that Cadet Holding Company and Cadet Merger Corporation aided and abetted these alleged breaches of fiduciary duty. The complaints seek, among other things, a declaration that the action can proceed as a class action, an order enjoining the completion of the Cumulus Merger, rescission of the merger, attorneys’ fees, and such other relief as the court deems just and proper. The complaint filed in the second action also seeks rescissory damages. The Company intends to vigorously defend against these actions.

Consummation of the Cumulus Merger is conditioned, among other things, on (i) the adoption of the merger agreement by stockholders of the Company (voting together as a single class), (ii) the absence of certain legal impediments to the consummation of the Cumulus Merger, (iii) the effectiveness of a Form S-4 registration statement to be filed by Cumulus and (iv) the receipt of certain regulatory approvals regarding the transactions contemplated by the merger agreement, including expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and approval by the FCC.

Cumulus stockholders who hold in the aggregate approximately 54% of the outstanding voting power of the Cumulus stock have approved the issuance of Cumulus’ shares in connection with the Cumulus Merger and an amendment to Cumulus’ certificate of incorporation in connection with the transactions contemplated by the merger agreement. No further Cumulus stockholder approval is necessary for consummation of the transactions contemplated by the merger agreement.

Completion of the Cumulus Merger is anticipated to occur by the end of 2011, although there can be no assurance the Cumulus Merger will occur within the expected timeframe or at all.

Pursuant to the merger agreement, except as Cumulus may otherwise consent to in writing (which consent will not be unreasonably withheld, conditioned or delayed), the Company has agreed to (i) conduct, in all material respects, its business in the ordinary course; (ii) use commercially reasonable efforts to preserve intact its business organization and significant business relationships and to retain the services of current key officers and key employees; (iii) use commercially reasonable efforts to comply with the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and FCC rules and policies in the operation of its stations; (iv) promptly deliver to Cumulus copies of any material reports or applications filed with the FCC, subject to certain exceptions; (v) promptly notify Cumulus of any inquiry, investigation or proceeding which to its knowledge has been initiated by the FCC relating to its stations, subject to certain exceptions; and (vi) diligently prosecute any pending FCC applications or any other filings necessary or appropriate in other proceedings before the FCC to preserve or obtain any FCC authorization for its stations without material adverse modification, subject to certain exceptions. In addition, under the merger agreement, the Company is not permitted to, without the prior written consent of Cumulus (which consent will not be unreasonably withheld, conditioned or delayed): (a) incur indebtedness, subject to certain exceptions; (b) (i) adjust, split, combine or reclassify any of its capital stock, (ii) make, declare or pay any dividend, or make any other distribution on, or redeem, purchase or otherwise acquire, any shares of its capital stock or any convertible or exchangeable securities, subject to certain exceptions, (iii) grant any stock appreciation rights or rights to acquire shares of its capital stock, other than grants to employees in the ordinary course of business, (iv) issue any additional shares of capital stock, subject to certain exceptions; (c) change certain specified compensation arrangements, subject to certain exceptions; (d) sell, transfer, mortgage, encumber or otherwise dispose of any of its properties or assets, subject to certain exceptions; (e) cancel, release, settle or assign any indebtedness or third party claim, action or proceeding, subject to certain exceptions; (f) enter into any local marketing agreement in respect of the programming of any radio or television broadcast station or contract for the acquisition or sale of any radio broadcast station, subject to certain exceptions; (g) enter into any new material line of business, subject to certain exceptions; (h) amend its charter or by-laws or terminate, amend or waive any provisions of any confidentiality or standstill agreements in place with any third parties; (i) except as required by GAAP or the Securities and Exchange Commission as concurred in by its independent auditors or in the ordinary course of business, make any material change in its methods or principles of accounting or make or change any material tax election; (j) enter into or amend in any material respect or waive any of its material rights under specified contracts, subject to certain exceptions; (k) adopt or recommend a plan of dissolution, liquidation, recapitalization, restructuring or other reorganization; (l) except as required by law, enter into or amend in any material respect any collective bargaining agreement; or (m) agree to take, make any commitment to take, or adopt specified resolutions of its board of directors. These constraints could significantly impact the Company’s operations and business strategy as discussed in this report prior to the consummation of the proposed Cumulus Merger or the termination of the merger agreement.

License renewal applications may be pending before the FCC at the time the Cumulus Merger occurs. Pursuant to the merger agreement, Cumulus has agreed to request that the FCC apply its policy permitting license assignments and transfers in transactions involving multiple markets to proceed, notwithstanding the pendency of one or more license renewal applications. Under this policy, Cumulus will agree to assume the position of the Company with respect to any pending renewal applications, and to assume the risks relating to such applications.

The closing of the Cumulus Merger would constitute a “change in control” as defined in the Credit Agreement, which would be considered an event of default, also as defined, and could cause all amounts outstanding under the Credit Agreement to become immediately due and payable.

It is anticipated that the funds necessary to consummate the Cumulus Merger and related transactions will be funded by new credit facilities, private and/or public offerings of debt securities and equity financing of Cumulus. Under the merger agreement, we have agreed to commence a debt tender offer to purchase our existing Senior Notes. As part of the debt tender offer, we will solicit the consent of the holders to amend, eliminate or waive certain sections (as specified by Cumulus) of the applicable indenture governing the Senior Notes. The closing of the debt tender offer will be conditioned on the occurrence of the closing of the Cumulus Merger, but the closing of the Cumulus Merger and the debt financing are not conditioned upon the closing of the debt tender offer.

In addition, the closing of the Cumulus Merger would constitute a “change of control” under the indenture governing the Senior Notes. Following the occurrence of a change of control, the Company would be required to make an offer to purchase all outstanding Senior Notes at a price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

Completed Transaction

During February 2011, the Divestiture Trusts completed the sale of a radio station for a total purchase price of approximately $5.8 million.

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

Based on their evaluation as of December 31, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Citadel Broadcasting Corporation

Las Vegas, Nevada

We have audited the internal control over financial reporting of Citadel Broadcasting Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal controls over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2010 and for the period from January 1, 2010 to May 31, 2010 (Predecessor) and for the period from June 1, 2010 to December 31, 2010 (Successor) of the Company and our report dated March 30, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 30, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages of our executive officers and directors. Upon emergence from the Chapter 11 Proceedings on the Emergence Date, a new board of directors (the “Board”) was appointed, except for Mr. Suleman, our chief executive officer, who continued to serve as a member of the Board. For a discussion of the Chapter 11 Proceedings’ effect on our management and compensation structure, see “Compensation Discussion and Analysis—2010 Background.” Biographical information concerning our executive officers and directors is set forth below.

Name	Age	Position
Farid Suleman	59	President, Chief Executive Officer and Director
Judith A. Ellis	62	Chief Operating Officer
Randy L. Taylor	48	Senior Vice President and Chief Financial Officer
Patricia Stratford	48	Senior Vice President—Finance and Administration and Assistant Secretary
Hilary E. Glassman	49	Senior Vice President and General Counsel
John L. Sander	69	Chairman of the Board of Directors
William M. Campbell, III	51	Director
Jonathan Mandel	59	Director
Gregory Mrva	41	Director
Doreen A. Wright	54	Director

Directors

As of June 3, 2010, our Board had seven members and is currently composed of five independent directors, our chief executive officer, and one vacancy. Our Board is currently divided into three classes. Of the six directors currently sitting on our Board, two are Class I directors (Mr. Mandel and Mr. Mrva), two are Class II directors (Mr. Campbell and Ms. Wright), and two are Class III directors (Mr. Sander and Mr. Suleman). The current terms of the Class I, Class II and Class III directors expire in 2011, 2012 and 2013, respectively. The open director seat is for a Class III director. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting are normally elected for a three-year term and until their respective successors are elected and qualified. A director may only be removed with cause by the affirmative vote of the holders of a majority of the outstanding shares of capital stock entitled to vote in the election of directors, voting together as a single class.

William M. Campbell, III has been a member of our Board since the Emergence Date. Since October 2010, Mr. Campbell has served as President of Akoo International, Inc., a social music television network. He currently serves as a director of ePals, Inc., an education technology company; CalArts, a center for the study of performing and visual arts; the Jane Goodall Institute, a nonprofit entity; and Converse College Board of Trustees. From 1998 until 2007, Mr. Campbell served as a director of Education Management Corporation, a provider of private post-secondary education in North America. From March 2009 until June 2009, Mr. Campbell served as President and Chief Executive Officer of Panavision Inc. and from 2008 to 2009 as President and Chief Executive Officer of 5CTV, a global media company. From May 2002 to February 2007, Mr. Campbell served as President of Discovery Networks, Inc. and from 1998 to 2002 he served as President of Miramax Television. He served as Executive Vice President of CBS Entertainment from 1995 to 1998.

Qualifications: Mr. Campbell has 24 years of media industry experience, providing him with extensive insight into the operations of a media company. In addition, his prior leadership roles allow him to provide insight on management and operational initiatives to the Board.

Jonathan Mandel has been a member of our Board since the Emergence Date. Mr. Mandel is chairman of the board of Proximic, a privately funded company that provides advisory services for targeting online content and improving advertising placement. Since 2009, Mr. Mandel has served as a management advisor for Progress Partners, which offers strategic advisory and investment banking services to early and mid-stage companies in technology, digital media, and clean energy, and Progress Ventures, a related investing fund, as well as Rho Ventures, a multi-stage venture capital firm and Coriolis Ventures, a related investing entity. Mr. Mandel also currently serves in various board capacities for eXelate, a digital advertising research software company; Indoor Direct, a holding company with interests in a restaurant entertainment and advertising network; Loop Analytics, a mobile strategy company; the International Radio and Television Foundation; John A. Reisenbach Foundation, a charitable organization for New York’s media and advertising communities; and the New York chapter of the Juvenile Diabetes Research Foundation. From November 2006 until February 2009, Mr. Mandel served as the Chief Executive Officer of NielsenConnect at Nielsen Company, Inc. From February 2002 until joining NielsenConnect, Mr. Mandel was at MediaCom Worldwide, Inc., serving in the positions of Chairman of MediaCom U.S.; Chief Global Buying Officer of MediaCom Worldwide; and Co-Chief Executive Officer of MediaCom Latino.

Qualifications: Mr. Mandel brings over 36 years of experience in the media and advertising industries, with particular expertise in the media research and media planning/purchase space. Mr. Mandel also has substantial experience as a company director.

Gregory Mrva has been a member of our Board since the Emergence Date. Since August 2010, Mr. Mrva has served as the Managing Director—Head of Internet at Barclays Capital, Investment Banking. From June 2005 until February 2010, Mr. Mrva served as Vice President of Strategy, Mergers and Acquisitions and Corporate Development at Yahoo! Inc. From 2003 to June 2005, Mr. Mrva served as Investment Professional with the Technology Group at Texas Pacific Group, a private equity firm, and from 2001 to 2002 he served as Investment Professional with the Enterprise Software Group at Partech International, a venture capital firm.

Qualifications: Mr. Mrva offers extensive experience in the areas of finance and technology. Mr. Mrva has developed significant strategic expertise gained in part through his years in venture capital, private equity and investment banking.

John L. Sander has been the Chairman of the Board and a director since the Emergence Date. Mr. Sander is a director, and the current Chairman, of Broadcast Music, Inc., which collects license fees and distributes royalties to songwriters, composers and music publishers. Mr. Sander also serves as a director of the National Association of Broadcasters, a trade association for radio and television broadcasters. Since 2006, Mr. Sander has served as Senior Advisor of Belo Corporation, which owns and operates 20 television stations in the United States. From 1997 through 2006, Mr. Sander served in various positions at Belo Corporation, including Vice Chairman, President of Media Operations; Executive Vice President of Media Operations; President of the Television Group; and Executive Vice President of the Television Group. From 1985 through 1997, Mr. Sander served as President and General Manager at WAGA-TV Atlanta. From 1982 through 1985, Mr. Sander served as President of the Television Group of Taft Broadcasting, a media broadcasting company.

Qualifications: Mr. Sander’s 45 years of experience in the television broadcasting industry, serving as both a director and as a member of the management team for several companies, provide him with a unique and current knowledge of the media industry.

Farid Suleman has been our President and Chief Executive Officer and a member of our Board since March 2002. Mr. Suleman was also the Chairman of the Board from March 2002 through June 2010. From February 2001 to February 2002, Mr. Suleman was President and Chief Executive Officer of Infinity Broadcasting Corp., a radio and outdoor advertising company. He was Executive Vice President, Chief Financial Officer, Treasurer and a director of Infinity Broadcasting from September 1998 to February 2001 when Infinity Broadcasting was acquired by Viacom Inc. From February 1994 until February 2007, Mr. Suleman was a director of Westwood One, Inc. Mr. Suleman was a special limited partner of Forstmann Little & Co., a private equity firm, from March 2002 until June 2007.

Qualifications: Mr. Suleman brings insight into all aspects of our business, due to both his current role as President and Chief Executive Officer and his history with the Company. Mr. Suleman’s leadership, together with his industry knowledge and experience, has been instrumental in our growth. In addition, his in-depth knowledge of our business strategy and operations as an executive officer enables him to provide valuable contributions and facilitate effective communication between management and the Board.

Doreen A. Wright has been a member of our Board since the Emergence Date. From June 2001 to July 2008, Ms. Wright served as Senior Vice President and Chief Information Officer at Campbell’s Soup Company. Ms. Wright currently serves on the board of directors of the Dean Foods Company, a food and beverage company; the Oriental Trading Company, an internet and catalog retailer; and on the New Hope Arts Advisory Board. Ms. Wright has previously served on the boards of Conseco, Inc., an insurance company; The Yankee Candle Company, Alphanet Solutions, Inc., an information technology professional services firm; The Annenberg Center for the Performing Arts and The American Repertory Ballet. She was also a trustee of the Campbell Soup Foundation. From 1999 until joining Campbell’s, Ms. Wright served as Executive Vice President and Chief Information Officer of Nabisco, Inc., now a subsidiary of Kraft Foods Inc. From 1995 through 1998, Ms. Wright served as Senior Vice President, Operations and Systems at Prudential Insurance Company’s Prudential Investment Group.

Qualifications: Ms. Wright brings more than 30 years of leadership experience in the financial services and consumer products industries, with emphasis in the areas of information technology, operations and human resources. Ms. Wright also has extensive experience as a public company director, including service on audit, compensation and corporate governance committees.

Executive Officers

We have listed below biographical information for each person who is currently an executive officer of the Company.

Judith A. Ellis has been our Chief Operating Officer since February 2003. From 1997 until joining the Company, Ms. Ellis served as Senior Vice President/Market Manager for Emmis Communications Corporation, which owns and operates radio and magazine entities.

Randy L. Taylor has been our Senior Vice President and Chief Financial Officer, and principal financial and accounting officer, since February 29, 2008. From February 1, 2008 until February 29, 2008, Mr. Taylor served as our Acting Chief Financial Officer and acting principal financial and accounting officer. From November 2006 until February 2008, Mr. Taylor served as our Vice President, Finance—Principal Accounting Officer. From January 2001 until September 2005, Mr. Taylor served as our Vice President—Finance and Corporate Secretary. From September 2005 until September 2006, Mr. Taylor served as Vice President—Corporate Controller for Bally Technologies, Inc., a diversified, worldwide gaming device company.

Patricia Stratford has been our Senior Vice President—Finance and Administration and Assistant Secretary since May 2006. From September 2005 until May 2006, Ms. Stratford served as our Acting Chief Financial Officer, and was our Vice President, Finance—Administration from August 2003 until October 1, 2005. Prior to joining the Company, Ms. Stratford served as Director—Finance Administration and Benefits for Infinity Broadcasting Corporation from January 1999 until July 2003.

Hilary E. Glassman has been our Senior Vice President and General Counsel since February 2011. From July 2005 until January 2011, Ms. Glassman served as Senior Vice President, General Counsel and Secretary for

Frontier Communications Corporation, a communications services provider. From February 2003 until July 2005, Ms. Glassman was associated with Sandler O’Neill & Partners, L.P., an investment bank with a specialized financial institutions practice, first as Managing Director, Associate General Counsel and then as Managing Director, Deputy General Counsel. From February 2000 until February 2003, Ms. Glassman was Vice President and General Counsel of Newview Technologies, Inc. (formerly e-Steel Corporation), a privately-held software company.

Corporate Governance

We have taken the following measures to comply with the rules and regulations of the SEC regarding corporate governance practices:

•	adopted governance guidelines for the Board;

•	adopted procedures for our non-management directors to meet in executive sessions;

•	adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees;

•

adopted a Supplemental Code of Ethics for Principal Executives and Senior Financial Officers that is applicable to our chief executive officer, chief operating officer, principal financial officer, senior vice president of finance and administration, principal accounting officer and general counsel;

•	adopted a policy on reporting of improper financial practices to address accounting or auditing concerns;

•	adopted an audit committee charter, incorporating the applicable requirements of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), SEC, and the related regulations;

•	adopted a compensation committee charter, incorporating the applicable requirements of Sarbanes-Oxley, regulations of any applicable stock exchange, and related regulations;

•	adopted a nominating/corporate governance committee charter, incorporating the applicable regulations of any applicable stock exchange, and related regulations; and

•

adopted a Securities Trading Policy to ensure that persons subject to the reporting requirements of Section 16 of the Exchange Act will be able to comply with all applicable filing requirements in a timely manner.

The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Supplemental Code of Ethics for Principal Executives and Senior Financial Officers, nominating/corporate governance committee charter, audit committee charter and compensation committee charter are available on the Company’s website at www.citadelbroadcasting.com under “Investor Relations” where you can click on “Corporate Governance” or upon the request of the stockholder by writing to the Company’s Secretary at 7960 W. Cheyenne Avenue, Suite 220, Las Vegas, Nevada 89129.

Any interested party that wishes to communicate directly with the non-management directors may do so by writing to the following address:

Citadel Broadcasting Corporation

Attn: Non-Management Directors

7960 W. Cheyenne Avenue, Suite 220

Las Vegas, Nevada 89129

or by utilizing the Company’s on-line service, Report-it, at http://www.reportit.net. Use “Citadel” as the user name and “Radio” as the password, and follow the instructions provided to create a report. Once submitted to the Report-it service, a copy of your report will be sent to a non-management member of the Board for review. All such communications are anonymous, unless you otherwise choose to use your name. The independent directors of the Board have instructed that communications will be distributed as appropriate to the Board depending upon the facts and circumstances outlined in the communication.

Board Leadership Structure

Prior to the Emergence Date, our Chief Executive Officer, Farid Suleman, also served as the chairman of our Board. Upon emergence from the Chapter 11 Proceedings, our Board was reconstituted and John L. Sander was appointed as chairman. Our Chief Executive Officer, Farid Suleman, continues to serve as a director.

The Board believes that the combination of Mr. Suleman as Chief Executive Officer, together with Mr. Sander as Chairman, is currently the appropriate leadership structure for the Company. The chief executive officer and the chairman provide leadership to the Board as a whole in setting its strategic priorities. In his position as chief executive officer, Mr. Suleman has primary responsibility for the day-to-day operations of the Company and, accordingly, is able to effectively communicate the Board’s strategic findings and guidance to management. In his position as chairman, Mr. Sander presides at all meetings of independent directors and acts as a liaison between the chief executive officer and the independent directors regarding the operations of the Company and stockholder inquiries relating to the Board and management. At this time, Mr. Suleman is the sole member of the Board that is not independent.

While the initial decision to separate the chairmanship and chief executive officer positions was made in connection with the Bankruptcy Court-approved Emergence Plan, our Board is comfortable with its existing leadership structure, given the supermajority of independent directors, a strong committee structure and the fact that our chief executive officer does not serve on any Board committees. Our Board reviews its leadership structure from time to time as appropriate.

The Nominating/Corporate Governance Committee

The purpose and general duties of the nominating/corporate governance committee are to assist the Board in discharging its responsibilities to:

•	identify criteria for selection of Board members;

•	find qualified individuals for membership on the Board;

•	recommend to the Board nominees for the next annual meeting of stockholders;

•	select and recommend candidates to fill any vacancies on the Board;

•	develop and recommend to the Board the Corporate Governance Guidelines for the Board;

•	provide oversight of our and our Board’s corporate governance affairs; and

•	provide oversight of the evaluation of the Board and management.

The nominating/corporate governance committee will identify candidates who are eligible under the qualification standards set forth in the Corporate Governance Guidelines to serve as members of the Board and, after consultation with the Chairman of the Board, recommend candidates to be nominated by the Board for election by the stockholders or to be appointed by the Board to fill vacancies. In evaluating a director in anticipation of nomination for reelection to the Board, the committee reviews the qualifications and independence of the director. In recommending candidates for election to the Board, the committee may consider the following criteria:

•	experience in corporate or business management, such as serving as an officer or former officer of a publicly-held company;

•	experience in the media, communication and/or radio broadcasting industries;

•	experience as a board member of another publicly-held company;

•	academic expertise in the media, communication and/or radio broadcasting industries or in specific areas of our operations; and

•	financial experience necessary to assist us in meeting our corporate governance requirements.

As of December 31, 2010, the committee consisted of William M. Campbell, III (chairman), Gregory Mrva and Jonathan Mandel.

Stockholders may propose nominees for consideration by the Board by submitting names and supporting information to the nominating/corporate governance committee. The nominating/corporate governance committee will evaluate such nominees in the same manner it evaluates all nominees. In recommending candidates for election to the Board, the committee may consider the criteria outlined above as well as the diverse backgrounds of each of the candidates.

The Audit Committee

The audit committee is primarily responsible for oversight of the integrity of the financial reporting process and our financial statements, including oversight of the financial statements and disclosure matters, our relationship with our independent registered public accountants, our internal audit function and compliance responsibilities. As part of these responsibilities, the audit committee, among other things:

•	appoints, retains and replaces our independent registered public accountants;

•	reviews the compensation of and services performed by our independent registered public accountants, including non-audit services (if any);

•	reviews and discusses the preparation of quarterly and annual financial reports with our management and our independent registered public accountants;

•	discusses codification requirements with our independent registered public accountants and the evaluation of their independence;

•

reviews and discusses major issues regarding our accounting principles, financial statement presentations, and the adequacy of our internal controls with management and the independent registered public accountants;

•	reviews and discusses the initial adoption of, and all significant changes to, critical accounting policies and practices used by us with the independent registered public accountants;

•	evaluates the qualifications, performance and independence of our independent registered public accountants;

•	reviews the significant reports to management prepared by the internal auditing department and any management responses; and

•	reviews reports and disclosures of insider and affiliated party transactions.

The members of the audit committee as of December 31, 2010 were Gregory Mrva and William M. Campbell, III. The Board has determined that Gregory Mrva is an “audit committee financial expert,” as defined by the SEC rules. Doreen Wright was appointed as a member of the audit committee in March 2011. Prior to his resignation as of November 16, 2010, Paul N. Saleh served as chairman of the audit committee. No chairman had been appointed as of December 31, 2010 and Mr. Mrva is serving as interim chairman until a chairman is appointed. We will comply with the SEC and NYSE or Nasdaq rules, as applicable, relating to the independence and financial literacy of members of our audit committee as well as the requirement that a member of our audit committee qualify as an “audit committee financial expert.”

The Compensation Committee

The compensation committee is responsible for discharging the Board’s duties and responsibilities relating to the compensation of our directors and executive officers and overseeing our various employee welfare and benefits plans. These duties include:

•	discussing, reviewing and determining the compensation of our chief executive officer and other senior executives;

•	reviewing and recommending our compensation plans;

•	modifying existing compensation plans;

•	making awards under our compensation plans; and

•	performing such other functions as are designated in the compensation committee charter or commonly performed by compensation committees.

The compensation arrangements for 2010 for our named executive officers, the process for structuring and paying compensation to our named executive officers for 2010 and the goals, purposes and intentions of the 2010 compensation arrangements for our named executives were largely administered in accordance with the Emergence Plan. The role of the compensation committee and our processes and procedures relative to the determination of executive compensation is discussed further under “Compensation Discussion and Analysis” below.

The members of the compensation committee as of December 31, 2010 were Doreen A. Wright (chairperson), Jonathan Mandel and John L. Sander.

The compensation committee has retained a third party firm, Towers Watson, as its compensation consultant to provide advice that will assist in the continual development and evaluation of compensation policies and the compensation committee’s determinations of compensation awards. The role of the outside consultant is to provide independent, third-party advice and expertise in executive compensation issues. The outside consultant, however, is not consulted by the compensation committee on all executive compensation issues, but is consulted as the compensation committee deems appropriate in its business judgment. In addition, Towers Watson provided some additional valuation related services to us during the year ended December 31, 2010.

In addition, the compensation committee has appointed Loeb & Loeb LLP to act as its legal advisor. The role of the outside legal advisor is to provide legal advice and expertise on various legal issues. The outside legal advisor, however, is not consulted by the compensation committee on all legal issues, but is consulted as the compensation committee deems appropriate in its business judgment. Loeb & Loeb did not provide any additional services to us or our affiliates during the year ended December 31, 2010 other than serving as legal advisor to the independent members of the Board.

Code of Business Conduct and Ethics

We have adopted and implemented a Code of Business Conduct and Ethics, and we expect all of our directors, officers, employees, agents and representatives to comply with this Code. We have also adopted a Supplemental Code of Ethics for Principal Executives and Senior Financial Officers that is applicable to our chief executive officer, chief operating officer, principal financial officer, senior vice president of finance and administration, principal accounting officer and general counsel.

We will disclose any future amendments to, or waivers from, provisions of the code, our committee charters and our policies and standards on our website as promptly as practicable, as may be required under applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than 10% of the common stock of the Company to file reports of ownership and changes in ownership of common stock of the Company with the SEC. Based solely on a review of copies of such reports and written representations from the reporting persons, the Company believes that during the year ended December 31, 2010, its executive officers, directors, and greater than 10% stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, except for the reports on Form 3 filed by Paul N. Saleh, William M. Campbell, III, John L. Sander, Jonathan Mandel, Gregory Mrva and Doreen A. Wright in connection with their appointment to the Board.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

For 2010, our named executive officers were:

•	Farid Suleman, Chief Executive Officer;

•	Judith A. Ellis, Chief Operating Officer;

•	Randy L. Taylor, Senior Vice President and Chief Financial Officer;

•	Patricia Stratford, Senior Vice President—Finance and Administration and Assistant Secretary; and

•	Jacquelyn J. Orr, Vice President, General Counsel and Secretary

On December 16, 2010, we entered into a separation agreement (the “Separation Agreement”) with Ms. Orr pursuant to which she agreed to resign from all positions with us and our affiliates, effective as of January 31, 2011 (the “Termination Date”). For a description of the separation, see “—Summary of Employment Arrangements and Potential Payments Upon Termination or Change in Control— Other Named Executive Officers’ Employment Arrangements.”

2010 Background

As part of the Chapter 11 Proceedings, we entered into new employment and incentive arrangements with our named executive officers. The agreements implementing these arrangements were filed with the Bankruptcy Court and became part of the Emergence Plan, which was accepted by the Lenders and unsecured creditors entitled to vote on the Emergence Plan, and also supported by the statutory committee of unsecured creditors appointed in the Chapter 11 Proceedings (the “Creditors’ Committee”). Neither our pre-emergence compensation committee nor our Board in place prior to our emergence from the Chapter 11 Proceedings (the “pre-emergence board”) participated in any material manner in these negotiations because the representatives of our future equity holders wished to negotiate these arrangements directly with our named executive officers. While the pre-emergence compensation committee and pre-emergence board formally approved these arrangements in connection with their overall approval of our Emergence Plan, such approvals were procedural in nature in light of the approval of these arrangements by the Lenders, the Creditors’ Committee, our unsecured creditors and the Bankruptcy Court.

All of the 2010 compensation arrangements for our named executive officers were structured and implemented pursuant to the agreements that were part of the Bankruptcy Court-approved Emergence Plan (the “2010 Employment Agreements”). The process for structuring and paying compensation to our named executive officers for 2010 and the goals, purposes and intentions of the 2010 compensation arrangements for our named executives were also largely administered in accordance with the Emergence Plan. In addition, the SERP for Mr. Suleman was implemented pursuant to his 2010 Employment Agreement. See “—Summary of Employment Arrangements and Potential Payments Upon Termination or Change in Control” and —2010 Equity Incentive

Plan” for a description of the material terms of the 2010 Employment Agreements and the 2010 EI Plan as approved by the Bankruptcy Court. As a result, the ability of the compensation committee to independently review and/or establish compensation arrangements for our named executive officers in 2010 was sharply reduced or eliminated.

Accordingly, this Compensation, Discussion and Analysis describes the 2010 compensation arrangements for our named executive officers, but is necessarily limited by the fact that virtually all of the arrangements were structured and implemented in connection with the Bankruptcy Court-approved Emergence Plan. The 2010 Employment Agreements also contain provisions relating to the compensation of our named executive officers through the year ending December 31, 2012, including minimum base salary and performance objectives that will limit, to a certain extent, the role of our compensation committee during the next several years.

Executive Compensation Program’s Philosophy and Objectives for 2010

After the Emergence Date, the philosophy and objectives of our executive compensation program were to execute and implement the 2010 Employment Agreements. As noted in more detail below, these contractual arrangements specify virtually all aspects of the 2010 compensation for our named executive officers and left little discretion to the compensation committee to implement a program that achieves a compensation philosophy or objectives independently established by the compensation committee.

Once the compensation committee determines it has discretion to implement an executive compensation program, it expects to formulate a program that would seek to closely align compensation paid to our named executive officers with our performance on both a short-term and long-term basis and to use compensation to assist us in attracting, motivating and retaining key executives critical to our long-term success, and which is performance-based and competitive with the various labor markets and industries in which we compete for talent.

What the Executive Compensation Program Was Designed to Reward

As noted above, our 2010 compensation program was designed to reward our named executive officers for achieving the goals and metrics determined in connection with the Bankruptcy Court-approved Emergence Plan to be important to advance the interests of the Lenders, who acquired a majority of our common stock upon emergence from the Chapter 11 Proceedings, and the interests of our Company. In subsequent years, our compensation program will seek to align our named executive officers’ incentives with stockholder value creation by rewarding the achievement of measurable corporate and individual performance objectives through annual and long-term cash and equity incentives.

How We Structure a Named Executive Officer’s Total Compensation

Role of the Compensation Committee, Named Executive Officers and Outside Advisors

As a general matter, the compensation committee is appointed by the Board to discharge the Board’s duties and responsibilities relating to the compensation of our directors and executive officers and oversee our various employee welfare and benefits plans, including to discuss, review and determine the compensation of our CEO and other senior executives; to review and recommend our compensation plans; to modify existing compensation plans; to make awards under such plans and to perform such other functions as are designated in the compensation committee charter or commonly performed by compensation committees. Under its charter, the compensation committee meets at such times as it deems necessary to fulfill its responsibilities, has the resources and authority necessary and appropriate to discharge its responsibilities, including the authority to retain compensation consultants and other experts, and has the sole authority to approve the fees and other terms of retention of such consultants or other experts. Additionally, the compensation committee may delegate authority to act upon specific matters within determined parameters to a subcommittee consisting of one or more members of the compensation committee, consistent with our bylaws and certificate of incorporation and applicable law, and any such subcommittee must report any action to the full compensation committee at its next meeting.

The compensation committee typically approves all compensation and awards to our named executive officers. Generally, on its own initiative, the compensation committee reviews the performance and compensation of the CEO, COO and CFO and, following discussions of those individuals and on the recommendation of Mr. Suleman (except in the case of his own compensation), and, where it deems appropriate, with an outside advisor, establishes their compensation levels. For the remaining named executive officers, the CEO makes recommendations to the compensation committee that the compensation committee will generally approve, with minor adjustments, after it conducts its own independent review.

The compensation committee has retained a third party firm, Towers Watson, as its compensation consultant to provide advice that will assist in the continual development and evaluation of compensation plans, policies and the compensation committee’s determinations of compensation awards. The role of the outside consultant is to provide independent, third-party advice and expertise in executive compensation issues. The outside consultant, however, is not consulted by the compensation committee on all executive compensation issues, but is consulted as the compensation committee deems appropriate in its business judgment.

In addition, the compensation committee has appointed Loeb & Loeb LLP to act as its legal advisor. The role of the outside legal advisor is to provide legal advice and expertise on various legal issues. The outside legal advisor, however, is not consulted by the compensation committee on all legal issues, but is consulted as the compensation committee deems appropriate in its business judgment. Loeb & Loeb LLP also acts as counsel to the independent members of the Board.

With respect to compensation decisions made in 2010, however, the compensation committee believes that it was required to implement the 2010 Employment Agreements and related compensation matters that were approved by the Bankruptcy Court in connection with our emergence from the Chapter 11 Proceedings. Accordingly, for 2010, the compensation committee believes its role was to review and understand these arrangements and implement them in accordance with their terms.

Elements of Compensation, Why We Choose to Pay Each Element and Our 2010 Practices

The compensation for our named executive officers for 2010 consisted of a base salary, an annual cash bonus, long-term equity awards in the form of stock options or stock appreciation rights, miscellaneous welfare and other employee benefits and, in the case of our CEO, a supplemental retirement benefit. As noted above, the specific terms of each named executive officer’s compensation in 2010 were governed by the applicable 2010 Employment Agreement. The 2010 compensation arrangements for our named executive officers were structured and implemented pursuant to the agreements negotiated in connection with the Bankruptcy Court-approved Emergence Plan. The discussion below primarily relates to the executive compensation philosophy that the compensation committee intends to implement once it determines it has discretionary authority over such matters.

Base Salary for Named Executive Officers

Purpose. In general, the level of base salary is intended to provide appropriate base pay to our named executive officers, taking into account the competitive employment market for comparable positions, as well as each individual’s job responsibilities, experience, historical contribution to our success and unique value and, when appropriate, the recommendations of our CEO (except in the case of his own compensation).

Calendar Year 2010 Decisions. For 2010, the base salaries for our named executive officers were paid in two distinct time periods. Prior to our emergence from the Chapter 11 Proceedings, our named executive officers were paid a base salary established by the pre-emergence compensation committee. The pre-emergence level of base salary for each of our named executive officers reflected a previously agreed upon voluntary 10% salary reduction for our chief executive officer and 5% salary reduction for each other named executive officer. In light of the Chapter 11 Proceedings, the pre-emergence compensation committee did not deem it necessary or appropriate to increase or decrease base salary levels during the Chapter 11 Proceedings.

After the Emergence Date, each of our named executive officers was paid the base salary set forth in his or her 2010 Employment Agreement. Set forth below is a chart showing the pre- and post-emergence annualized base salary levels of each of our named executive officers.

	Pre-Emergence Annualized Base Salary Level (Reflects Voluntary Reduction by Executive)	Post-Emergence Annualized Base Salary Level
F. Suleman—CEO	$1,125,000	$1,250,000
R. Taylor—CFO	$380,000	$400,000
J. Ellis—COO	$475,000	$500,000
P. Stratford—SVP—Finance and Administration	$190,000	$200,000
J. Orr—General Counsel, VP and Secretary	$332,500	$350,000

Considerations. Prior to our emergence from the Chapter 11 Proceedings, where not specified by contract, the salaries for our named executive officers were determined by the pre-emergence compensation committee based on a variety of factors, including: the competitive employment market for comparable positions, as well as each individual’s job responsibilities, experience, historical contribution to our success and unique value and the recommendations of our chief executive officer (except in the case of his own compensation). After the Emergence Date, each of our named executive officers was paid the base salary set forth in his or her 2010 Employment Agreement. The 2010 compensation arrangements for our named executive officers were structured and implemented pursuant to the agreements negotiated in connection with the Bankruptcy Court-approved Emergence Plan and specified the base salaries of our named executive officers during the term of the 2010 Employment Agreements. As long as the compensation arrangements for our named executive officers are governed by the 2010 Employment Agreements, the base salaries for our named executive officers cannot be lower than the amounts summarized in the table above. Beginning in 2011, we will review the base salaries of our named executive officers and, consistent with the terms of the 2010 Employment Agreements, will be entitled to increase such salaries in our discretion, after considering the factors noted above, among others we deem appropriate. In February 2011, the compensation committee determined not to increase the base salary of any named executive officer at that time but to consider base salary increases at a later meeting if deemed appropriate.

Annual Bonus Incentives for Named Executive Officers

Purpose. Our compensation program for our named executive officers generally provides for an annual bonus that is linked to achievement of our established performance goals and is also designed to reward performance of objectives and accomplishments of our named executive officers beyond purely financial measures. The objective of the program is to create incentives for our named executive officers to excel in the performance of their functional responsibilities and to contribute generally to our overall success.

Calendar Year 2010 Decisions. The target bonus levels for each of our named executive officers and the performance criteria required to be achieved to earn an annual bonus for 2010 are set forth in each named executive officer’s 2010 Employment Agreement. Set forth below is a chart showing the applicable target bonus and 2010 performance criteria for each of our named executive officers.

	Target Bonus		Performance Criteria
F. Suleman—CEO	$2,000,000		$232.4 million of consolidated EBITDA
R. Taylor—CFO	$200,000	(1)	$232.4 million of consolidated EBITDA
J. Ellis—COO	$200,000		$232.4 million of consolidated EBITDA
P. Stratford—SVP—Finance and Administration	$125,000		$232.4 million of consolidated EBITDA
J. Orr—General Counsel, VP and Secretary	$200,000	(1)	$232.4 million of consolidated EBITDA

(1)	In addition, the pre-emergence compensation committee agreed to an additional bankruptcy emergence bonus of $150,000 for both Mr. Taylor and Ms. Orr, paid upon our emergence from the Chapter 11 Proceedings.

For purposes of determining satisfaction of the above performance criteria, EBITDA is calculated on a consolidated basis in a manner consistent with our internal accounting procedures and adjusted to exclude the effects of acquisitions and dispositions and restructuring or reorganization costs related to any bankruptcy proceedings. Pursuant to the terms of each 2010 Employment Agreement, actual bonus awards for the year ended December 31, 2010 were determined and paid. At a meeting in February 2011, the compensation committee determined to approve additional cash incentive compensation of $50,000 for both Ms. Ellis and Mr. Taylor and $25,000 for Ms. Stratford. At his own suggestion, Mr. Suleman was not considered for an increased bonus opportunity. Pursuant to the Separation Agreement, Ms. Orr received a lump sum payment equal to $200,000 on the Termination Date, representing a payment with respect to Ms. Orr’s bonus for 2010.

Considerations. The 2010 compensation arrangements for our named executive officers were structured and implemented pursuant to the 2010 Employment Agreements negotiated in connection with the Bankruptcy Court-approved Emergence Plan. The 2010 Employment Agreements specify the method for determining the bonuses for our named executive officers through 2012. During this period, the compensation committee retains discretion to increase target bonus levels for each named executive officer, but may not lower target bonus levels below the 2010 levels. Once the compensation committee determines it has discretion to implement an executive compensation program, it expects to establish a target bonus for each named executive officer which may be based, in part, upon the recommendation of Mr. Suleman (except in the case of his own compensation) and may be linked to the achievement of our established performance goals. Target bonuses may vary in relation to each executive’s responsibilities and will take into account all factors that the compensation committee deems relevant, which may include (but is not limited to) a review of peer group compensation both within the radio broadcasting industry and more broadly. Individual performance measures will enable the compensation committee to play a more proactive role in identifying performance objectives and accomplishments beyond purely financial measures, including, for example, exceptional performance of each named executive officer’s functional responsibilities as well as leadership, creativity and innovation, collaboration, diversity initiatives, growth initiatives and other activities that are critical to driving long-term value for stockholders.

Long-Term Incentive Compensation

Purpose. Our compensation program for our named executive officers generally provides for the grant of incentive awards designed to compensate and reward executives over a multi-year period. These incentive awards typically take the form of equity-related awards with specified, multi-year vesting conditions. To realize any value, these awards require our named executive officers to satisfy the specified vesting conditions. In addition, since these awards are typically tied to the value of our common stock, the economic interests of our named executive officers are subject to the same fluctuations as are stockholders, thus aligning the interests of our named executive officers and our stockholders.

Calendar Year 2010 Decisions. The 2010 Employment Agreements required us to grant our named executive officers “stock appreciation rights” (“SARs”), pursuant to a form of award agreement that had been negotiated in connection with the Bankruptcy Court-approved Emergence Plan, which generally provide for ratable vesting over a three year period if the named executive officer remains employed by us. After the Emergence Date, our compensation committee reviewed these long-term incentive arrangements and determined that our interests would be better served by granting our named executive officers “restricted shares” of our common stock under the terms of the 2010 EI Plan (i.e., shares of common stock subject to forfeiture if specified vesting conditions were not achieved) in lieu of SARs. In response to a lawsuit filed by one of our stockholders claiming that our compensation committee lacked the authority to alter the long-term compensation arrangements previously negotiated in connection with in the Bankruptcy Court-approved Emergence Plan, these restricted stock grants were voluntarily forfeited by the officers and directors and were rescinded by us. Thereafter, in November 2010, we instead granted the officers and directors options to purchase stock, the terms of which were governed by the parameters previously negotiated in connection with the Bankruptcy Court-approved Emergence Plan. On November 19, 2010, we, upon the recommendation of the compensation committee with the approval of the Board (other than Mr. Suleman), issued a total of 3,266,629 options to purchase common stock to the directors and named executive officers, 75% of which had an exercise price equal to $28.00 per share and the remaining 25% of which had an exercise price equal to $32.00 per share. The fair value of our class A common stock on the grant date was $25.00 per share. For a further discussion of the restricted stock forfeitures, including a discussion of the accounting and income tax implications, see Part II, Item 3. “Legal Proceedings” and Part II, Item 8. “Financial Statements and Supplementary Data,” Note 15. Pursuant to the 2010 Employment Agreements, in June 2011, the compensation committee will consider, in good faith, additional grants of equity incentive compensation to the named executive officers.

Considerations. Once the compensation committee determines it has discretion to implement an executive compensation program, it expects to determine the number of incentive awards granted to our named executive officers on an individual, discretionary basis. The compensation committee believes the level of long-term incentive compensation generally should be determined based on any contractual requirements (such as pursuant to an existing employment agreement); total compensation provided to named executive officers; the goals of the compensation program described above; discussions with outside advisors; market data on total compensation packages; the value of long-term incentive grants at targeted external companies; total stockholder return; share usage and stockholder dilution; and, except in the case of the awards to Mr. Suleman, the recommendations of Mr. Suleman. The compensation committee retains discretion to reduce the amount of any future incentive compensation on the basis of individual or company-wide performance, and to claw back any incentive compensation paid if it is determined that such payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.

Benefits and Perquisites

We provide named executive officers with perquisites and other benefits that we and the compensation committee believe are reasonable and consistent with the overall executive compensation program to better enable us to attract and retain superior employees for key positions. The compensation committee periodically reviews the level of perquisites and other personal benefits provided to named executive officers. With limited exceptions, named executive officers receive perquisites and benefits that are substantially the same as those offered to our other officers. We may also make available to Mr. Suleman use of a private aircraft for business purposes. Mr. Suleman and Ms. Ellis are provided with use of Company vehicles and/or parking for business use, Mr. Taylor is also provided with parking for business purposes, and Mr. Suleman is also provided with use of a driver for business purposes.

Named executive officers also participate in our other benefit plans on the same terms as our other employees. These plans include medical, vision and dental insurance, life and disability insurance, and flexible spending accounts relating to health care and dependents. Named executive officers participate in our 401(k) retirement savings plan and on a case-by-case basis are reimbursed for work-related transportation costs. For additional information on the benefits and/or perquisites available to named executive officers, see the text following the 2010 Summary Compensation Table below.

Severance, Retirement and Change in Control Benefits

Each of the 2010 Employment Agreements specifies severance and/or change in control benefits. In addition, the 2010 Employment Agreement for our chief executive officer provides for a supplemental retirement benefit. We adopted the SERP that satisfies our obligations under our chief executive officer’s 2010 Employment Agreement. For a description of Mr. Suleman’s SERP, see “—Summary of Employment Arrangements and Potential Payments Upon Termination or Change in Control—Mr. Suleman’s Employment Arrangements.”

On December 16, 2010, we entered into the Separation Agreement with Jacquelyn J. Orr, our General Counsel, Vice President and Secretary, pursuant to which she agreed to resign from all positions with the Company and its affiliates, effective as of the Termination Date. In consideration for a release of claims from Ms. Orr and Ms. Orr’s continued agreement to confidentiality, non-disclosure and non-solicitation covenants, we have paid Ms. Orr (i) a lump sum payment equal to $550,000 on December 31, 2010 and (ii) a lump sum payment equal to $200,000 on the Termination Date, representing a payment with respect to Ms. Orr’s bonus for 2010. The payments and other benefits provided for in the Separation Agreement are in full discharge of any and all liabilities and obligations of the Company to Ms. Orr.

Policy Regarding Our Tax Deduction

We typically seek to structure our compensation programs such that compensation paid thereunder will be tax deductible by us to the maximum extent possible. Section 162(m) of the Internal Revenue Code limits our ability to deduct for tax purposes compensation in excess of $1.0 million that is paid to our principal executive officer or any one of our three highest paid executive officers, other than our principal executive officer or principal financial officer, who are employed by us on the last day of our taxable year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met and also provides “grandfathering rules” for compensation paid pursuant to certain plans. The compensation committee believes, however, that stockholder interests are best served by not restricting the compensation committee’s discretion and flexibility in crafting compensation programs and in making certain compensation awards, even though such programs or awards may result in certain non-deductible compensation expenses.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee in place prior to our emergence from the Chapter 11 Proceedings (the “pre-emergence compensation committee”) or our compensation committee in place as of December 31, 2010 is or has been an officer or employee of the Company, and none of our executive officers has served on the compensation committee or board of any entity that employed any member of our pre-emergence or post-emergence compensation committees or the Board. See “Certain Relationships and Related Transactions” for a description of the relationships of Messrs. Miles and Smith to FL&Co., and of FL&Co. to the Company.

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis contained in this section with management. Based on our review and discussion with management, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Submitted by:	Doreen A. Wright (Chairperson) Jonathan Mandel John L. Sander.

2010 Summary Compensation Table

The total compensation earned by each of the named executive officers for the fiscal year ended December 31, 2010, is presented below on a combined basis, by adding the total compensation of such named executive officer for the period from January 1, 2010 through May 31, 2010, which is referred to as the Predecessor period, and the period from June 1, 2010 through December 31, 2010, which is referred to as the Successor period.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)			Total ($)
Farid Suleman,	2010	1,186,955	2,000,000		—	(2)	27,446,064	(3)	N/A	N/A	2,554	(4)		30,635,573	(5)
chief executive officer (principal executive officer)	2009	1,135,417	2,000,000	(6)	—		—		N/A	N/A	90	(7)		3,135,507
	2008	1,250,000	—		4,819,642	(8)	—		N/A	N/A	12,248	(9)		6,081,890

Judith A. Ellis,	2010	489,391	250,000	(10)	—	(2)	1,443,734	(11)	N/A	N/A	2,554	(4)		2,185,679	(5)
chief operating officer	2009	477,084	200,000	(6)	—		—		N/A	N/A	90	(7)		677,174
	2008	500,000	100,000		152,500	(12)	—		N/A	N/A	2,340	(13)		754,840
Jacquelyn J. Orr, (14)	2010	342,574	350,000		—	(2)	1,154,993	(15)	N/A	N/A	550,104	(16	)(14)	2,397,671	(5)
vice president, general counsel and secretary	2009	324,948	200,000	(6)	—		—		N/A	N/A	90	(7)		525,038
	2008	315,625	56,250	(17)	42,700	(18)	—		N/A	N/A	2,340	(13)		416,915

Patricia Stratford,	2010	195,756	150,000	(10)	—	(2)	812,102	(19)	N/A	N/A	2,554	(4)		1,160,412	(5)
senior vice president—finance and administration	2009	190,833	125,000	(6)	—		—		N/A	N/A	90	(7)		315,923
	2008	193,750	—		42,700	(18)	—		N/A	N/A	2,340	(13)		238,790

Randy L. Taylor, (20)	2010	385,179	400,000	(10)	—	(2)	1,154,993	(15)	N/A	N/A	2,554	(4)		1,942,726	(5)
senior vice president—finance and chief financial officer	2009	337,000	200,000	(6)	—		—		N/A	N/A	90	(7)		537,090
	2008	306,667	—		73,200	(21)	—		N/A	N/A	2,340	(13)		382,207

(1)	The amounts reported in these columns for each named executive officer reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See option grants detailed in the Grants of Plan-Based Awards Table at 2010 Fiscal Year End.

(2)	In August 2010, in connection with our emergence from the Chapter 11 Proceedings, each named executive officer was awarded shares of unvested restricted stock as summarized in the table below. These awards were subsequently forfeited and such awards were rescinded by us in November 2010 and accordingly are not included in the total compensation for 2010.

	Shares	Grant Date
		Stock Price	Fair Value
Farid Suleman	1,901,042	$23.00	$43,723,966
Judith A. Ellis	100,000	23.00	2,300,000
Jacquelyn J. Orr	80,000	23.00	1,840,000
Patricia Stratford	56,250	23.00	1,293,750
Randy L. Taylor	80,000	23.00	1,840,000

(3)	Option award compensation is based on 2,529,591 options granted on November 19, 2010, of which 75% have an exercise price of $28.00 and a grant date fair value of $11.08 per option and 25% have an exercise price of $32.00 and a grant date fair value of $10.16 per option.

(4)	Included in other compensation is $2,450 for matching contributions to the Citadel Broadcasting Company 401(k) Retirement Savings Plan and $104 in premiums for term life insurance.

(5)	Does not reflect the grant date fair value of the unvested restricted stock voluntarily forfeited by each named executive officer, as disclosed in footnote (2) above.

(6)	The Bankruptcy Court approved the payment of the following 2009 bonuses in 2010: $2.0 million to Mr. Suleman; $200,000 to Ms. Ellis; $200,000 to Mr. Taylor; $200,000 to Ms. Orr; and $125,000 to Ms. Stratford.

(7)	Included in all other compensation is $90 premium for term life insurance.

(8)	Stock award compensation of $4,819,642 is comprised of $3,440,000 related to 2,000,000 shares of restricted stock with solely time-based vesting conditions and $1,379,642 related to 2,000,000 shares of restricted stock with both performance-based and time-based vesting conditions. Effective April 1, 2009, Mr. Suleman voluntarily cancelled both (i) the 2,000,000 shares of restricted stock with time-based vesting conditions and (ii) the 2,000,000 shares of restricted stock with performance-based and time-based vesting conditions. Therefore, the equity compensation of $4,819,642 reflected above under “stock award” was not received by Mr. Suleman. Thus, excluding these equity grants, the actual compensation received by Mr. Suleman for 2008 was $1,262,248.

(9)	Included in all other compensation is $9,908 representing the value of personal benefit of use of the corporate aircraft, $2,250 for matching contributions to the Citadel Broadcasting Company 401(k) Retirement Savings Plan and $90 premium for term life insurance.

(10)	Includes an additional $50,000, $50,000 and $25,000 bonus above the contractual minimums for Mr. Taylor, Ms. Ellis and Ms. Stratford, respectively, in recognition of their efforts both pre- and post-bankruptcy during 2010.

(11)	Option award compensation is based on 133,063 options granted on November 19, 2010 at a closing stock price of $25.00, of which 75% have an exercise price of $28.00 and a grant date fair value of $11.08 per option and 25% have an exercise price of $32.00 and a grant date fair value of $10.16 per option.

(12)	Stock award compensation is related to 125,000 shares of restricted stock granted on June 27, 2008 at a closing stock price of $1.22 with performance-based vesting conditions. However, in November 2009, Ms. Ellis voluntarily cancelled 41,667 shares that were scheduled to vest during 2009. Therefore, $50,834 of equity compensation related to the cancelled shares that is reflected in the $152,500 above under “stock award” was not received by Ms. Ellis. Excluding the compensation related to the cancelled shares, her actual compensation related to stock awards for 2008 was $101,666.

(13)	Included in other compensation is $2,250 for matching contributions to the Citadel Broadcasting Company 401(k) Retirement Savings Plan and $90 in premiums for term life insurance.

(14)	On December 16, 2010, we entered into the Separation Agreement with Ms. Orr pursuant to which she agreed to resign from all positions with us and our affiliates, effective as of the Termination Date. The Company paid Ms. Orr a lump sum payment equal to $550,000 on December 31, 2010.

(15)	Option award compensation is based on 106,451 options granted on November 19, 2010, of which 75% have an exercise price of $28.00 and a grant date fair value of $11.08 per option and 25% have an exercise price of $32.00 and a grant date fair value of $10.16 per option. All of Ms. Orr’s outstanding option awards were unvested and forfeited as of the Termination Date.

(16)	Included in all other compensation is $104 premium for term life insurance.

(17)	As Ms. Orr’s bonus was paid on a cycle running from May 2007 to May 2008, she was paid a bonus of $56,250 in 2008 from the prior year’s award.

(18)	Stock award compensation is related to 35,000 shares of restricted stock granted on June 27, 2008 at a closing price of $1.22.

(19)	Option award compensation is based on 74,848 options granted on November 19, 2010, of which 75% have an exercise price of $28.00 and a grant date fair value of $11.08 per option and 25% have an exercise price of $32.00 and a grant date fair value of $10.16 per option.

(20)	Mr. Taylor was appointed chief financial officer effective February 29, 2008.

(21)	Stock award compensation was related to 60,000 shares of restricted stock granted on June 27, 2008 at a closing price of $1.22.

Grants of Plan-Based Awards Table

The table below summarizes the plan-based awards that were made in 2010:

			Estimated Future Payouts under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Farid Suleman	11/19/2010	11/19/2010	—	—	—	—	—	—	—	1,897,194	(2)(3)	28.00	21,020,910
	11/19/2010	11/19/2010	—	—	—	—	—	—	—	632,397	(2)	32.00	6,425,154
Judith A. Ellis	11/19/2010	11/19/2010	—	—	—	—	—	—	—	99,798	(2)	28.00	1,105,762
	11/19/2010	11/19/2010	—	—	—	—	—	—	—	33,265	(2)	32.00	337,972
Jacquelyn J. Orr	11/19/2010	11/19/2010	—	—	—	—	—	—	—	79,838	(2)	28.00	884,605
	11/19/2010	11/19/2010	—	—	—	—	—	—	—	26,613	(2)	32.00	270,388
Patricia Stratford	11/19/2010	11/19/2010	—	—	—	—	—	—	—	56,137	(2)	28.00	621,998
	11/19/2010	11/19/2010	—	—	—	—	—	—	—	18,711	(2)	32.00	190,104
Randy L. Taylor	11/19/2010	11/19/2010	—	—	—	—	—	—	—	79,838	(2)	28.00	884,605
	11/19/2010	11/19/2010	—	—	—	—	—	—	—	26,613	(2)	32.00	270,388

(1)	In connection with our emergence from the Chapter 11 Proceedings, on August 18, 2010, each named executive officer was awarded shares of unvested restricted stock as summarized in the table below. These awards were subsequently forfeited and such awards were rescinded by us in November 2010 and accordingly are not included in the total compensation for 2010.

		Grant Date
	Shares	Stock Price	Fair Value
Farid Suleman	1,901,042	$23.00	$43,723,966
Judith A. Ellis	100,000	23.00	2,300,000
Jacquelyn J. Orr	80,000	23.00	1,840,000
Patricia Stratford	56,250	23.00	1,293,750
Randy L. Taylor	80,000	23.00	1,840,000

(2)	Reflects stock options granted under the 2010 EI Plan during 2010. Options vest in three equal portions annually on June 3, 2011, 2012 and 2013. All of Ms. Orr’s outstanding option awards were unvested and forfeited as of the Termination Date.

(3)	Pursuant to an understanding between the CEO and the Lenders and Creditors’ Committee, the CEO was to receive approximately half of the equity awards available for grant upon the Company’s emergence from the Chapter 11 Proceedings.

Employment Agreements

As required in the Bankruptcy Court-approved Emergence Plan, on June 3, 2010, we entered into employment agreements with each of Mr. Suleman, Mr. Taylor, Ms. Orr, Ms. Ellis and Ms. Stratford. On December 16, 2010, we entered into the Separation Agreement with Ms. Orr pursuant to which she has resigned from all positions with the Company and its affiliates, effective as of the Termination Date. The payments and other benefits provided for in the Separation Agreement are in full discharge of any and all liabilities and obligations of the Company to Ms. Orr. For more information regarding these agreements, see “Compensation Discussion and Analysis—Summary of Employment Arrangements and Potential Payments Upon Termination or Change in Control.”

Summary of Employment Arrangements and Potential Payments Upon Termination or Change in Control

Each named executive officer is a party to an employment agreement with us that provides for minimum amounts of compensation and, in some instances, for payments and benefits upon certain terminations of employment and/or a change in control. In addition, certain of our named executive officers have received, or may be entitled to receive, grants of restricted stock, performance shares and stock options that vest in full in the event of their termination due to death or disability, by us without “cause” (as defined in the relevant agreement) or termination by them with “good reason” (as defined in the relevant agreement).

Mr. Suleman’s Employment Arrangements

Mr. Suleman is party to an employment agreement with us, dated June 3, 2010 (the “Suleman Employment Agreement”), that has a five year term and is subject to automatic one-year extensions unless either party provides prior written notice of his or its intention not to extend the term of employment under the agreement. Under this agreement, Mr. Suleman is entitled to receive an annual base salary equal to that in effect on June 3, 2010 (i.e., $1,250,000), and an annual performance-based bonus. His target bonus for 2010 is $2,000,000. For the years ended December 31, 2010, 2011 and 2012, Mr. Suleman’s annual performance-based bonus will be paid if our consolidated EBITDA for the applicable calendar year equals or exceeds our projected consolidated EBITDA for such year, adjusted to exclude the effects of acquisitions, dispositions and restructuring or reorganization costs related to any bankruptcy proceedings. For the years ended December 31, 2010, 2011 and 2012, the projected consolidated EBITDA targets are $232.4 million, $237.1 million and $239.0 million, respectively. For subsequent years, the Board will establish, in good faith after consultation with our chief executive officer, objective, reasonably obtainable performance goals. Mr. Suleman’s target bonus for years subsequent to 2010 cannot be less than $2,000,000 and may be increased in the Board’s good faith discretion.

Under the Suleman Employment Agreement, Mr. Suleman is also entitled to participate in our health and welfare benefit plans. In addition, within 30 days following the Emergence Date, Mr. Suleman is also entitled to a grant of SARs which generally vest in three ratable annual installments commencing on the first anniversary of the grant date. In lieu of SARs, in August 2010, Mr. Suleman was awarded shares of unvested restricted stock. This award was subsequently forfeited and such award was rescinded by us in November 2010. The forfeited restricted stock award was replaced with an award of stock options. See Part II, Item 3. “Legal Proceedings” and Part II, Item 8. “Financial Statements and Supplementary Data,” Note 15.

In the event Mr. Suleman’s employment is terminated by us without “Cause” or by Mr. Suleman with “Good Reason” (each as defined in the Suleman Employment Agreement) or if the term of Mr. Suleman’s employment agreement is not extended, he is entitled to (i) all accrued but unpaid amounts due and owing to him (the “Accrued Benefits”), (ii) a lump sum payment of a pro rata portion of the annual bonus that he would have received for the year of his termination of employment (based on the number of days he was employed during the calendar year in which such termination of employment occurs) (a “Pro Rata Annual Bonus”), (iii) a lump sum payment of three times (x) his annual base salary and (y) target bonus for the year in which such termination of employment occurs, (iv) continued participation in our health and welfare benefits for himself and his covered dependents for 24 months and (v) accelerated vesting of all outstanding equity awards (which shall remain outstanding and exercisable for the shorter of two years following the date of termination and the expiration of the original term of the award(s)). All such payments, other than the Accrued Benefits, are subject to Mr. Suleman’s execution of a general release of claims in favor of us. For purposes of the Suleman Employment Agreement, termination with “Good Reason” includes termination by Mr. Suleman following a change in control of the Company.

Mr. Suleman is also entitled to a gross-up for any additional taxes imposed by reason of Section 4999 of the Code, on any “parachute payments” received by Mr. Suleman (as defined by Section 280G of the Code).

Under the Suleman Employment Agreement, Mr. Suleman is subject to customary restrictive covenants, including non-disclosure of confidential information, non-solicitation of employees, and noncompetition. Generally, Mr. Suleman is bound by these covenants only during the term of his employment (non-disclosure of confidential information continues in perpetuity); provided, however, that we may, at our option, elect to pay Mr. Suleman continued base salary for an additional 12 months following his termination by us for Cause or by Mr. Suleman without Good Reason, in which case these covenants will continue to apply during such 12-month period.

In addition, we were required by the Suleman Employment Agreement to establish a non-qualified retirement benefit program meeting minimum terms and conditions outlined in the Suleman Employment Agreement. On August 19, 2010, the compensation committee adopted, approved and ratified the SERP for Mr. Suleman, the SERP’s only eligible participant. On August 20, 2010, we executed and entered into the SERP, effective as of June 3, 2010. The SERP provides for a lump sum cash payment to Mr. Suleman upon his attainment of age 65 (the “Normal Retirement Benefit”) or, if sooner, upon his “separation from service” within the meaning of Section 409A of the Code (such payment, the “Separation Benefit”).

The Normal Retirement Benefit will be equal to the product of (A) Mr. Suleman’s “Vested Percentage” (as defined in the SERP) and (B) an amount equal to the excess of the present value of a single life annuity paying Mr. Suleman four percent (4%) times his “Years of Service,” as defined in the SERP, up to a maximum of 25 years, times Mr. Suleman’s “Final Average Compensation” (as defined in the SERP), up to a maximum of one hundred percent (100%) of Mr. Suleman’s Final Average Compensation, over (x) the present value of any benefits accrued under any other Company-sponsored retirement plan that are attributable to contributions by us and our affiliates (other than salary deferral contributions) and (y) the accumulated value of any prior distributions under the SERP.

The Separation Benefit shall be equal to the Normal Retirement Benefit; provided that if Mr. Suleman’s separation from service occurs prior to the date that Mr. Suleman reaches age 65, the benefit payable shall be reduced by four percent (4%) per year for each year (or fraction thereof) prior to his attainment of age 65 that such benefit would be paid.

Other Named Executive Officers’ Employment Arrangements

Each of Mr. Taylor, Ms. Ellis and Ms. Stratford is also party to an employment agreement with us (collectively the “Other Employment Agreements”), each of which is substantially similar to each other.

The Other Employment Agreements each have a three year term, subject to automatic one-year extensions unless either party to such agreement provides prior written notice of his, her, or its intention not to extend the term of employment under the agreement. Under the Other Employment Agreements, these executives are entitled to receive an annual base salary equal to that in effect on June 3, 2010 (i.e., Mr. Taylor—$400,000; Ms. Ellis—$500,000; Ms. Stratford—$200,000), and an annual performance-based bonus. The target bonuses for 2010 are as follows: Mr. Taylor—$200,000; Ms. Ellis—$200,000; Ms. Stratford—$125,000). For the years ended December 31, 2010, 2011 and 2012, each of these executive officer’s annual performance-based bonus will be paid if our consolidated EBITDA for the applicable calendar year equals or exceeds our projected consolidated EBITDA for such year, adjusted to exclude the effects of acquisitions, dispositions and restructuring or reorganization costs related to any bankruptcy proceedings. For the years ended December 31, 2010, 2011 and 2012, the projected EBITDA targets are $232.4 million, $237.1 million and $239.0 million, respectively. For subsequent years, the Board will establish, in good faith after consultation with our chief executive officer, objective, reasonably obtainable performance goals. Each of these executive officer’s target bonus for years subsequent to 2010 cannot be less than his or her 2010 target bonus and may be increased in the Board’s good faith discretion.

Under the Other Employment Agreements, each of these executives is also entitled to participate in our health and welfare benefit plans (excluding the non-qualified retirement benefit plan mentioned above, which is solely for Mr. Suleman’s benefit). In addition, within 30 days following the Emergence Date, each of these executives was entitled to a grant of SARs which generally vest in three ratable annual installments commencing on the first anniversary of the grant date. In lieu of SARs, in August 2010, each of these executives was awarded shares of unvested restricted stock. These awards were subsequently forfeited and such awards were rescinded by us in November 2010. The forfeited restricted stock awards were replaced with awards of stock options. See Part II, Item 3. “Legal Proceedings” and Part II, Item 8. “Financial Statements and Supplementary Data,” Note 15. The Board will also consider in good faith additional annual equity grants.

In the event of a termination of employment by us without “Cause” or by the employee with “Good Reason” (each as defined in the Other Employment Agreements) the applicable executive is entitled to (i) the Accrued Benefits, (ii) a Pro Rata Annual Bonus, (iii) a lump sum payment of two times (x) his or her annual base salary and (y) target bonus for the year in which such termination of employment occurs, (iv) continued participation in our health and welfare benefits for himself/herself and his or her covered dependents for 24 months and (v) accelerated vesting of all outstanding equity awards (which shall remain outstanding and exercisable for the shorter of two years following the date of termination and the expiration of the original term of the award(s)). In addition, each of these executives may terminate his or her employment (i) within 90 days following Mr. Suleman’s ceasing to serve as our chief executive officer by reason of his termination by us without Cause or his resignation with Good Reason, and upon such termination would be entitled to a lump sum payment equal to one times his or her annual base salary and a pro rata target bonus (based on the number of days he or she was employed during the calendar year in which such termination of employment occurs) (the “Pro Rata Target Bonus”) and (ii) within 90 days following Mr. Suleman’s ceasing to serve as our chief executive officer by reason of his voluntary resignation from us without Good Reason, and upon such termination would be entitled to a lump sum payment equal to 1/2 times his or her annual base salary and a lump sum payment equal to the Pro Rata Target Bonus. All such payments, other than the Accrued Benefits, are subject to the applicable executive’s execution of a general release of claims in favor of us. Pursuant to the terms of the Other Employment Agreements, termination with “Good Reason” does not include termination by such executive following a change in control of the Company.

Mr. Taylor is also entitled to a gross-up for any additional taxes imposed by reason of Section 4999 of the Code, on any “parachute payments” received by him (as defined by Section 280G of the Code).

Under the Other Employment Agreements, each of these executives is also subject to customary restrictive covenants, including non-disclosure of confidential information, non-solicitation of employees, and noncompetition. Generally, these executives are bound by these covenants only during the term of his or her employment (non-disclosure of confidential information continues in perpetuity), though we may, at our option, elect to pay the applicable executive continued base salary for an additional 12 months following his or her termination by us for Cause or by the applicable executive without Good Reason, in which case these covenants will continue to apply during such 12-month period.

On December 16, 2010, we entered into the Separation Agreement with Ms. Orr pursuant to which she agreed to resign from all positions with the Company and its affiliates, effective as the Termination Date. In consideration for a release of claims from Ms. Orr and Ms. Orr’s continued agreement to confidentiality, non-disclosure and non-solicitation covenants, we have paid Ms. Orr (i) a lump sum payment equal to $550,000 on December 31, 2010 and (ii) a lump sum payment equal to $200,000 on the Termination Date, representing a payment with respect to Ms. Orr’s bonus for 2010. The payments and other benefits provided for in the Separation Agreement are in full discharge of any and all liabilities and obligations of the Company to Ms. Orr. Prior to entering into the Separation Agreement, Ms. Orr was a party to an employment agreement on substantially the same terms as the Other Employment Agreements discussed above. Pursuant to the Separation Agreement, Ms. Orr was entitled to continue to receive her base salary at the then current rate (i.e., $350,000) as well as the employee benefits provided by her employment agreement, until the Termination Date. All of Ms. Orr’s outstanding option awards were unvested and forfeited as of the Termination Date.

The following table summarizes the potential payments to our named executive officers upon termination assuming that such events occurred as of December 31, 2010.

	Severance Amounts ($) (10)	Benefits ($)	Accelerated Vesting of Options ($) (1)		Total ($)
Farid Suleman(2)
Death or disability	2,000,000	—	4,268,687	(3)	6,268,687
Termination by the Company without cause or by the executive with good reason, including change in control(4)	11,750,000	16,700	4,268,687	(3)	16,035,387
Termination by the Company for cause or by the executive without good reason(5)	2,000,000	—	—		2,000,000
Judith A. Ellis(6)(7)
Death or disability	200,000	—	224,546	(3)	424,546
Termination by the Company without cause or by the executive with good reason	1,600,000	16,700	224,546	(3)	1,841,246
Termination by the Company for cause or by the executive without good reason(5)	200,000	—	—		200,000
Jacquelyn J. Orr(6)(7)(8)
Death or disability	200,000	—	179,636	(3)	379,636
Termination by the Company without cause or by the executive with good reason	1,300,000	16,700	179,636	(3)	1,496,336
Termination by the Company for cause or by the executive without good reason(5)	200,000	—	—		200,000
Patricia Stratford(6)(7)
Death or disability	125,000	—	126,308	(3)	251,308
Termination by the Company without cause or by the executive with good reason	775,000	16,700	126,308	(3)	918,008
Termination by the Company for cause or by the executive without good reason(5)	125,000	—	—		125,000
Randy L. Taylor(6)(7)(9)
Death or disability	200,000	—	179,636	(3)	379,636
Termination by the Company without cause or by the executive with good reason	1,832,264	16,700	179,636	(3)	2,028,600
Termination by the Company for cause or by the executive without good reason(5)	200,000	—	—		200,000

(1)	The amounts reported in this column reflect the aggregate fair market value of unvested stock option awards held by the executives on December 31, 2010 that would accelerate upon such termination based on the option exercise price and the stock price of the Company’s class A common stock as of December 31, 2010.

(2)	Pursuant to the SERP, Mr. Suleman will be paid a lump sum cash payment upon separation from service as further described under “—Summary of Employment Arrangements and Potential Payments Upon Termination or Change in Control.”

(3)	Pursuant to the applicable 2010 Employment Agreement, if the executive is terminated without cause or the executive terminates his or her employment for good reason, or in the event of the executive’s death or disability, any unvested portion of the stock option award shall immediately become vested.

(4)	Pursuant to the Suleman Employment Agreement, the occurrence of a change in control of the Company is considered to be a good reason for termination; therefore, any unvested portion of the stock option award shall immediately become vested.

(5)	In the event of a termination by the Company for cause or by the executive without good reason, the Company may continue to pay the executive his or her base salary, at the rate in effect immediately prior to termination, for a period of twelve months if the Company elects to extend the executive’s non-compete period for twelve months following the date of termination.

(6)	In the event Mr. Suleman’s employment is terminated by the Company without cause or by Mr. Suleman with good reason, each of the executives named below may terminate his or her employment with the Company and shall be entitled to receive a lump sum payment equal to one times his or her base salary and a lump sum payment equal to a pro rata portion of his or her target bonus. The potential severance payments for each such executive upon termination, assuming a termination occurred as of December 31, 2010, are summarized in the table below:

Judith A. Ellis	$700,000
Jacquelyn J. Orr	550,000
Patricia Stratford	325,000
Randy L. Taylor	600,000

(7)	In the event Mr. Suleman voluntarily resigns without good reason, each of the executives named below may terminate his or her employment with the Company and shall be entitled to receive a lump sum payment equal to one-half times his or her annual base salary and a lump sum payment equal to a pro rata portion of his or her target bonus. The potential severance payments for each such executive upon termination, assuming a termination occurred as of December 31, 2010, are summarized in the table below:

Judith A. Ellis	$450,000
Jacquelyn J. Orr	375,000
Patricia Stratford	225,000
Randy L. Taylor	400,000

(8)	Until the Termination Date, Ms. Orr was entitled to receive the employee benefits (including severance and termination benefits) as specified in her employment agreement.

(9)	If terminated by the Company without cause or by the executive with good reason, Mr. Taylor would be entitled to a gross-up payment under Section 280G of the Code. Included in the severance amount is approximately $0.4 million, which represents the Company’s estimate of the gross-up payment due to Mr. Taylor.

(10)	Certain of the severance amounts shown in the table represent the payment of a pro rata portion of each individual’s bonus pursuant to his or her respective employment agreement.

Outstanding Equity Awards Table at 2010 Fiscal Year End

The table below summarizes the awards under our 2010 EI Plan for each named executive officer that were issued on or following the Emergence Date and outstanding as of December 31, 2010.

	Option Awards (1)						Stock Awards (1)
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Farid Suleman	—	1,897,194	(2)	1,897,194	28.00	11/19/2020	—	—	—	—
	—	632,397	(2)	632,397	32.00	11/19/2020	—	—	—	—
Judith A. Ellis	—	99,798	(2)	99,798	28.00	11/19/2020	—	—	—	—
	—	33,265	(2)	33,265	32.00	11/19/2020	—	—	—	—
Jacquelyn J. Orr	—	79,838	(2)	79,838	28.00	11/19/2020	—	—	—	—
	—	26,613	(2)	26,613	32.00	11/19/2020	—	—	—	—
Patricia Stratford	—	56,137	(2)	56,137	28.00	11/19/2020	—	—	—	—
	—	18,711	(2)	18,711	32.00	11/19/2020	—	—	—	—
Randy L. Taylor	—	79,838	(2)	79,838	28.00	11/19/2020	—	—	—	—
	—	26,613	(2)	26,613	32.00	11/19/2020	—	—	—	—

(1)	All option and stock awards granted prior to the Emergence Date were cancelled in connection with our emergence from the Chapter 11 Proceedings.

(2)	Stock options vest in three equal portions annually on June 3, 2011, 2012 and 2013.

Option Exercises and Stock Vested

All option and stock awards outstanding as of the Emergence Date were cancelled in connection with our emergence from the Chapter 11 Proceedings. The table below summarizes vesting of shares of nonvested stock during the year ended December 31, 2010, prior to our emergence from the Chapter 11 Proceedings. No shares of nonvested stock vested following the Emergence Date.

	Vesting Date	Option Awards		Stock Awards
		Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Judith A. Ellis	3/22/2010	N/A	N/A	(1)	—
Jacquelyn J. Orr	3/22/2010	N/A	N/A	8,333	292
Patricia Stratford	3/22/2010	N/A	N/A	8,333	292
Randy L. Taylor	3/22/2010	N/A	N/A	2,500	88

(1)	Ms. Ellis voluntarily cancelled 33,333 shares of performance-based restricted stock that were scheduled to vest on March 22, 2010.

There were no exercises of stock options during the year ended December 31, 2010.

2010 Equity Incentive Plan

We adopted the 2010 EI Plan via approval of the Bankruptcy Court, effective as of June 3, 2010. The 2010 EI Plan provides for grants of nonqualified stock options, incentive stock options, SARs, performance awards, restricted stock units (“RSUs”), restricted stock and other stock awards (collectively, the “Awards”). Our directors, officers and other employees and our subsidiaries, as well as others performing consulting services for us, will be eligible for grants under the 2010 EI Plan. The purpose of the 2010 EI Plan is to further our growth and profitability by increasing incentives and encouraging share ownership of directors, employees and other service providers.

As of December 31, 2010, the total number of shares of our class A common stock and class B common stock that remain authorized, reserved, and available for issuance under the 2010 EI Plan was approximately 5,500,000, not including shares underlying outstanding grants.

Administration

The 2010 EI Plan is administered by the compensation committee, which has all powers and discretion necessary or appropriate to administer the 2010 EI Plan and to control its operations, including, but not limited to, the full and final authority in its discretion to (a) determine which Eligible Individuals (as defined in the 2010 EI Plan) are eligible to receive Awards and to grant such Awards, (b) prescribe the form, amount, timing and other terms and conditions of each Award, (c) interpret the 2010 EI Plan and Award Agreements (as defined in the 2010 EI Plan), (d) reconcile any technical inconsistency(ies) in the 2010 EI Plan and/or any Award Agreement and (e) make all decisions and determinations required pursuant to the 2010 EI Plan and/or any Award Agreement or as the compensation committee deems necessary or advisable to administer the 2010 EI Plan. All determinations, decisions and interpretations of the compensation committee pursuant to the provisions of the 2010 EI Plan or any Award Agreement are final, conclusive and binding on all persons, and shall be given the maximum deference permitted by law.

Available Shares

The aggregate number of shares of common stock available for delivery pursuant to Awards granted under the 2010 EI Plan is 10,000,000 shares, which may be either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. Approximately 5,000,000 shares have been authorized for issuance in connection with our emergence from bankruptcy and the remaining approximately 5,000,000 shares will be reserved for future issuances. To the extent shares subject to an Award are not issued or delivered by reason of (i) the expiration, cancellation, forfeiture or other termination of an Award, (ii) the withholding of such shares in satisfaction of applicable taxes or (iii) the settlement of all or a portion of an Award in cash, then such shares will again be available for issuance under the 2010 EI Plan. The aggregate number of shares available for issuance under the 2010 EI Plan is subject to adjustment in connection with certain types of corporate events, including, but not limited to, a recapitalization, extraordinary dividend, stock split, spin-off or merger.

Subject to adjustment as provided for in the 2010 EI Plan, (i) the maximum number of shares with respect to which incentive stock options may be granted is 10,000,000, (ii) the maximum number of shares that may be subject to stock options or SARs granted to any participant during the term of the 2010 EI Plan is 10,000,000, (iii) the maximum number of shares that may be subject to performance awards granted to any Participant during the term of the 2010 EI Plan is 10,000,000 and (iv) the maximum amount that can be paid out in cash to any Participant in respect of any cash-settled Performance Award granted to such Participant during the term of the 2010 EI Plan that is not expressed in the form of Share equivalents is the Fair Market Value of 10,000,000 Shares as of the date of grant.

Shares of class A common stock or class B common stock may be delivered pursuant to Awards granted under the 2010 EI Plan.

Eligibility for Participation

Members of the Board, as well as our employees and consultants or any of our subsidiaries are eligible to receive Awards under the 2010 EI Plan. The selection of participants is within the sole discretion of the compensation committee.

Award Agreement

Awards granted under the 2010 EI Plan must be evidenced by a written award agreement that specifies the number of shares to which the Award pertains, the conditions to exercise (in the case of a stock option or SAR), the period of restriction (in the case of restricted stock and RSUs), and such other terms and conditions as the compensation committee shall determine in its sole discretion.

Awards Under the 2010 EI Plan

The following types of Awards are available under the 2010 EI Plan:

Stock Options

The compensation committee may grant nonqualified stock options and incentive stock options (only to eligible employees) to purchase shares of common stock. The compensation committee will determine the number of shares subject to each option, the term of each option (which may not exceed ten years (or five years in the case of an incentive stock option granted to a ten percent stockholder)), the exercise price, the vesting schedule (if any), and the other material terms of each option. The exercise price with respect to an incentive stock option granted to a ten percent stockholder may not be less than 110% of the fair market value of a share on the date of grant. Options will be exercisable at such time or times and subject to such terms and conditions as determined by the compensation committee at grant and the exercisability of such options may be accelerated by the compensation committee in its sole discretion.

Stock Appreciation Rights

A SAR is a right to receive a payment in shares of common stock or cash (as determined by the compensation committee) equal in value to the excess of the fair market value of one share of common stock on the date of exercise over the base price per share established in connection with the grant of the SAR. The term of each SAR may not exceed ten years. In the case of a SAR issued in tandem with a stock option (a “Tandem SAR”), the base price per share covered by the SAR will be the exercise price per share of the related option in the case of a Tandem SAR. In all other cases, the base price per share covered by a SAR will be at least equal to the fair market value of a share of our common stock on the date of grant of such SAR. Unless otherwise provided in an Award Agreement, participants holding SARs shall be entitled to receive dividend-equivalent payments and other distributions paid with respect to each share covered by the SAR provided any such payment(s) will be subject to the same vesting requirements as the applicable SAR and will be paid at the time the applicable SAR becomes vested.

Restricted Stock and Restricted Stock Units

The compensation committee may award shares of restricted stock and RSUs. Each RSU represents a notional unit interest equal in value to a share of our common stock to be paid at such times and subject to such conditions as may be specified in the applicable Award Agreement. The applicable Period of Restriction (as defined in the 2010 EI Plan) for an Award of restricted stock or RSUs will be set forth in the applicable Award Agreement. Except as otherwise provided by the compensation committee, participants holding shares of restricted stock may exercise full voting rights with respect to such shares during the Period of Restriction. Participants holding restricted stock and RSUs are also entitled to receive all dividends and other distributions paid with respect to such Awards provided any such dividends or other distributions will be subject to the same vesting requirements as the underlying Award(s) and shall be paid at the time any such Award vests.

Performance Awards

The compensation committee may grant a performance award to a participant payable upon the attainment of specific performance goals. Performance awards may be payable upon the attainment of the relevant performance goals either in cash or in shares of restricted stock (based on the then current fair market value of such shares), as determined by the compensation committee, in its sole discretion.

The performance goals applicable to a performance award (“Performance Goals”) must be specified in the applicable Award Agreement and may be based on such factors including (i) revenue, (ii) earnings per share (basic and diluted), (iii) net income per share (iv) share price, (v) pre-tax profits, (vi) net earnings, (vii) net income, (viii) operating income, (ix) cash flow (including, without limitation, operating cash flow, free cash flow, discounted cash flow, return on investment and cash flow in excess of cost of capital), (x) earnings before interest, taxes, depreciation and amortization, (xi) earnings before interest and taxes, (xii) sales, (xiii) total stockholder return relative to assets, (xiv) total stockholder return relative to peers, (xv) financial returns (including, without limitation, return on assets, return on net assets, return on equity and return on investment), (xvi) cost reduction targets, (xvii) customer satisfaction, (xviii) customer growth, (xix) gross margin, (xx) revenue growth, (xxi) market share, (xxii) book value per share, (xxiii) expenses and expense ratio management, (xxiv) any combination of the foregoing or (xxv) such other criteria as the compensation committee may determine.

The foregoing criteria shall have any reasonable definitions that the compensation committee may specify, which may include or exclude extraordinary, unusual or non-recurring items, effects of accounting changes, acquisition expenses, effects of divestures and such other criteria as specified by the compensation committee.

Other Stock Awards

The compensation committee may grant other stock-based awards payable in, valued in whole or in part by reference to, or otherwise based on or related to shares, including, but not limited to, shares awarded purely as a bonus and not subject to any restrictions or conditions, shares in payment of amounts due under an incentive or performance plan sponsored by us or a subsidiary, performance units, dividend equivalent units, stock equivalent units and deferred stock units. The vesting conditions applicable to any such Award will be set forth in the applicable Award Agreement. Unless otherwise determined by the compensation committee at the time of an Award and subject to the provisions of the 2010 EI Plan and applicable Award Agreement, participants holding other stock-based awards will be entitled to receive all dividends and other distributions paid with respect to such Awards, provided any such dividends and other distributions will be subject to the same vesting requirements as the underlying Award and will be paid at the time the Award becomes vested.

Change in Control

Pursuant to the 2010 EI Plan, the compensation committee may provide, in an Award Agreement or otherwise, that in the event of a Change in Control (as defined in the 2010 EI Plan), unless the right to accelerated vesting, the lapse of restrictions or risks of forfeiture, or accelerated delivery or receipt of cash provided for herein is waived or deferred by a participant and us by written notice prior to the Change in Control, all restrictions and risks of forfeiture on Awards (other than those imposed by law or regulation) shall lapse, and all deferral or vesting periods relating to Awards shall immediately expire. In the event of a Change in Control, the Board can unilaterally implement or negotiate a procedure with any party to the Change in Control pursuant to which all participants’ unexercised options may be cashed out as part of the purchase transaction, without requiring exercise, for the difference between the purchase price and the applicable exercise price.

Stockholder Rights

Except as otherwise specifically provided for in the 2010 EI Plan, a participant has no rights as a stockholder with respect to shares covered by any Award unless and until the participant becomes the record holder of such shares.

Amendment and Termination

The Board, in its sole discretion, may amend, suspend or terminate the 2010 EI Plan, or any part thereof, at any time and for any reason, subject to any requirement of stockholder approval required by applicable law, rule or regulation; provided, however, the Board may amend the 2010 EI Plan and any Award Agreement without stockholder approval as necessary to avoid the imposition of any taxes under Section 409A of the Code. Subject to the preceding sentence, the amendment, suspension or termination of the 2010 EI Plan shall not, without the consent of the Participant, materially adversely alter or impair any rights or obligations under any Award theretofore granted to such Participant. Notwithstanding the foregoing, the compensation committee may, but shall not be required to, amend or modify any Award to the extent necessary to avoid the imposition of taxes under Section 409A of the Code. We intend to administer the 2010 EI Plan and all Awards granted thereunder in a manner that complies with Section 409A of the Code, however, we shall not be responsible for any additional tax imposed pursuant to Section 409A of the Code, nor will we indemnify or otherwise reimburse any Participant for any liability incurred as a result of Section 409A of the Code. No Award may be granted pursuant to the 2010 EI Plan during any period of suspension or after termination of the 2010 EI Plan.

Transferability

Awards granted under the 2010 EI Plan are generally nontransferable (other than by will or the laws of descent and distribution); provided, however, that except as provided by in the relevant Award Agreement, a participant may transfer, without consideration, an Award other than an incentive stock option to one or more members of his or her Immediate Family (as defined in the 2010 EI Plan), to a trust established for the exclusive benefit of one or more members of his or her Immediate Family, to a partnership in which all the partners are members of his or her Immediate Family, or to a limited liability company in which all the members are members of his or her Immediate Family; provided, further, that any such Immediate Family, and any such trust, partnership and limited liability company, shall agree to be and shall be bound by the terms of the 2010 EI Plan, and by the terms and provisions of the applicable Award Agreement and any other agreements covering the transferred Awards. All rights with respect to an Award granted to a participant shall be available during his or her lifetime only to the participant and may be exercised only by the participant or the participant’s legal representative.

Pension Benefits at 2010 Fiscal Year End

We were required by the Suleman Employment Agreement to establish a non-qualified retirement benefit program meeting minimum terms and conditions outlined in the Suleman Employment Agreement. On August 19, 2010, the compensation committee adopted, approved and ratified the SERP for Mr. Suleman, the SERP’s only eligible participant, effective as of June 3, 2010. The SERP provides for a lump sum cash payment to Mr. Suleman upon his attainment of the Normal Retirement Benefit or, if sooner, upon his “separation from service” within the meaning of Section 409A of the Code. For a further description of the SERP, see “—Summary of Employment Arrangements and Potential Payments Upon Termination or Change in Control—Mr. Suleman’s Employment Arrangements.”

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Farid Suleman	Citadel Broadcasting Corporation Supplemental Executive Retirement Plan	8.75	11,476,773	—

Compensation Risk Management

With respect to the 2010 executive compensation for our named executive officers, the mix and design of the elements of our compensation arrangements for the named executive officers (such as base salary, long-term performance bonus and multi-year time equity grants) were established in connection with the Bankruptcy Court-approved Emergence Plan.

We and the compensation committee have assessed the risks associated with our compensation arrangements for our named executive officers and other employees and believe that such arrangements are reasonable and competitive, do not encourage management to assume excessive risks and align management’s interests with those of our stockholders and are not reasonably likely to have a material adverse effect on us.

Director Compensation Table at 2010 Fiscal Year End

The tables below summarize information concerning the compensation of our directors for the fiscal year ended December 31, 2010. The tables below do not include information with respect to our Chief Executive Officer, Mr. Suleman, as he is also a named executive officer of the Company and is not compensated for his service as a director.

On the Emergence Date, the following directors departed the Board in connection with our emergence from the Chapter 11 Proceedings and pursuant to the Emergence Plan: (i) J. Anthony Forstmann; (ii) Theodore J. Forstmann; (iii) Michael Miles; (iv) Michael J. Regan; (v) Thomas Reifenheiser; and (vi) Wayne T. Smith.

On the Emergence Date, pursuant to the Emergence Plan, the Board was reconstituted to consist of (i) Farid Suleman (our Chief Executive Officer); (ii) William M. Campbell, III; (iii) Gregory Mrva; (iv) Paul N. Saleh; (v) Jonathan Mandel; (vi) John L. Sander (chairman); and (vii) Doreen A. Wright. On November 16, 2010, Paul N. Saleh resigned from the Board.

Compensation of Pre-Emergence Board of Directors

Directors who are also our employees do not receive compensation for their service as members of our Board or board committees. Effective May 24, 2006, in consideration for his services as a member of our Board, each director received an annual fee of $50,000, $2,500 for each committee meeting he attended and $5,000 annually if he served as a committee chairperson. We did not compensate committee members for every meeting attended; rather, compensation was paid to committee members based upon attendance at certain predetermined meetings.

Name	Fees Paid ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Anthony Forstmann	25,000	—	—	—	—	—	25,000
Theodore J. Forstmann	—	—	—	—	—	—	—
Michael A. Miles	30,000	—	—	—	—	—	30,000
Michael J. Regan	32,500	—	—	—	—	—	32,500
Thomas V. Reifenheiser	30,000	—	—	—	—	—	30,000
Wayne T. Smith	32,500	—	—	—	—	—	32,500

Compensation of Post-Emergence Board of Directors

Directors who are also our employees do not receive compensation for their service as members of our Board or board committees. Effective June 3, 2010, in consideration for his or her services as a member of the Board, each director received an annual retainer fee of $75,000. The director who served as the Chairman of the Board received an additional annual fee of $50,000, and each director who served as a committee chairperson received an additional annual fee of $15,000. Effective October 1, 2010, the annual retainer and the fee for serving as a committee chairperson were increased to $100,000 and $20,000, respectively. The additional fee for serving as Chairman of the Board remained the same at $50,000. All fees are paid by the Company, quarterly in advance. We do not compensate board or committee members on the basis of the number of meetings attended.

Name	Fees Paid ($)	Stock Awards ($) (1)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William M. Campbell, III	59,500	—	686,208	(2)	—	—	—	745,708	(4)
Jonathan Mandel	49,583	—	686,208	(2)	—	—	—	735,791	(4)
Gregory Mrva	49,583	—	686,208	(2)	—	—	—	735,791	(4)
Paul Saleh (3)	59,500	—	—		—	—	—	59,500	(4)
John L. Sander	78,472	—	686,208	(2)	—	—	—	764,680	(4)
Doreen A. Wright	59,500	—	686,208	(2)	—	—	—	745,708	(4)

(1)	In August 2010, in connection with our emergence from the Chapter 11 Proceedings, each director was awarded shares of unvested restricted stock as summarized in the table below. These awards were subsequently forfeited in November 2010.

	Shares	Grant Date
		Stock Price	Fair Value
John L. Sander (chairman)	47,530	$23.00	$1,093,190
William M. Campbell, III	47,530	23.00	1,093,190
Jonathan Mandel	47,530	23.00	1,093,190
Gregory Mrva	47,530	23.00	1,093,190
Paul N. Saleh (3)	47,530	23.00	1,093,190
Doreen A. Wright	47,530	23.00	1,093,190

(2)	Option award compensation is based on 63,245 options granted on November 19, 2010 at a closing stock price of $25.00, of which 75% have an exercise price of $28.00 and a grant date fair value of $11.08 per option and 25% have an exercise price of $32.00 and a grant date fair value of $10.16 per option.

The aggregate number of stock option awards held by each member of the Board as of December 31, 2010 is as follows:

John L. Sander (chairman)	63,245
William M. Campbell, III	63,245
Jonathan Mandel	63,245
Gregory Mrva	63,245
Doreen A. Wright	63,245

(3)	Mr. Saleh resigned from our Board effective on November 16, 2010.

(4)	Does not reflect the grant date fair value of the unvested restricted stock voluntarily forfeited by each director, as disclosed in footnote (1) above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of class A common stock

The following table sets forth information regarding the beneficial ownership of the class A common stock of the Company. The table includes:

•	each person or group who is known by us to own beneficially more than 5% of our class A common stock;

•	each of the Company’s current directors, nominees for election as a director and each other person who served as a director in 2010;

•	each current executive officer of the Company named in the summary compensation table in this Annual Report and each other person who served as an executive officer in 2010; and

•	all such directors and all executive officers as a group.

Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our class A common stock shown as beneficially owned by them. The percentages of beneficial ownership of class A common stock assumes the conversion of all shares of class B common stock (including shares underlying Special Warrants) into class A common stock, and the exercise of all options, warrants and other securities convertible into class A common stock currently exercisable or exercisable within 60 days of March 16, 2011. Percentage of beneficial ownership is based on 4,520,601 shares of class A common stock, 18,232,373 shares of class B common stock and 24,059,646 Special Warrants (including 467,072 held in reserve) outstanding as of March 16, 2011. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of capital stock held by them. Unless otherwise indicated, the address for each holder listed below is c/o Citadel Broadcasting Corporation, 7690 W. Cheyenne Avenue, Suite 220, Las Vegas, Nevada 89129.

	Shares Beneficially Owned
Name and Address:	Number of Shares	Percentage
Third Point LLC (1)	312,165	0.67%
Farid Suleman (2)	0	0%
John L. Sander (2)	0	0%
William M. Campbell, III (2)	0	0%
Jonathan Mandel (2)	0	0%
Greg Mrva (2)	0	0%
Doreen A. Wright (2)	0	0%
Judith A. Ellis (2)	0	0%
Jacquelyn J. Orr (2)	0	0%
Randy L. Taylor (2)	0	0%
Patricia Stratford (2)	0	0%
J. Anthony Forstmann	0	0%
Theodore J. Forstmann	0	0%
Michael A. Miles	0	0%
Michael J. Regan	0	0%
Thomas V. Reifenheiser	0	0%
Wayne T. Smith	0	0%
All Board members and named executive officers as a group (16 persons)	0	0%

(1)	Information obtained solely by reference to the Schedule 13G filed with the SEC on February 11, 2011 by Third Point LLC (“Third Point”), which serves as investment manager or adviser to a variety of hedge funds and managed accounts. Third Point reported that such shares are indirectly beneficially owned by Mr. Daniel S. Loeb, the Chief Executive Officer of Third Point, by virtue of such position. Third Point and Mr. Loeb each disclaims beneficial ownership of such shares. The address of Third Point is 390 Park Avenue, New York, New York 10022.

(2)	In August 2010, we issued nonvested shares of class A common stock to certain members of our senior management and our Board pursuant to the Emergence Plan. In early November 2010, these members of our senior management and our Board elected to voluntarily forfeit the shares of restricted stock granted by our Company. On November 19, 2010, we issued stock options, which are governed by the 2010 EI Plan, to certain members of our senior management and our Board as noted above. Each option is exercisable into one share of class A common stock, and each holder’s options vest in three equal portions annually on June 3, 2011, 2012 and 2013. 75% of the options have a strike price of $28.00, 25% of the options have a strike price of $32.00 and all of the options expire on November 19, 2020.

Ownership of class B common stock

The following table sets forth information regarding the beneficial ownership of the class B common stock of the Company. The table includes:

•	each person or group who is known by us to own beneficially more than 5% of our class B common stock;

•	each of the Company’s current directors, nominees for election as a director and each other person who served as a director in 2010;

•	each current executive officer of the Company named in the summary compensation table in this Annual Report and each other person who served as an executive officer in 2010; and

•	all such directors and all executive officers as a group.

Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our class B common stock shown as beneficially owned by them. The percentages of beneficial ownership of class B common stock assumes the exercise of all options, warrants (including the Special Warrants) and other securities exchangeable or convertible for or exercisable into class B common stock currently exercisable or exercisable within 60 days of March 16, 2011. The percentage of beneficial ownership of class B common stock is based on 18,232,373 shares of class B common stock and 24,059,646 Special Warrants (including 467,072 held in reserve) outstanding as of March 16, 2011. Unless otherwise indicated, the address for each holder listed below is c/o Citadel Broadcasting Corporation, 7690 W. Cheyenne Avenue, Suite 220, Las Vegas, Nevada 89129.

	Shares Beneficially Owned
Name and Address:	Number of Shares	Percentage
Pentwater Capital Management LP (1)	1,780,000	4.21%
Farid Suleman	0	0%
John L. Sander	0	0%
William M. Campbell, III	0	0%
Jonathan Mandel	0	0%
Greg Mrva	0	0%
Doreen A. Wright	0	0%
Judith A. Ellis	0	0%
Jacquelyn J. Orr	0	0%
Randy L. Taylor	0	0%
Patricia Stratford	0	0%
J. Anthony Forstmann	0	0%
Theodore J. Forstmann	0	0%
Michael A. Miles	0	0%
Michael J. Regan	0	0%
Thomas V. Reifenheiser	0	0%
Wayne T. Smith	0	0%
All Board members and named executive officers as a group (16 persons)	0	0%

(1)	Information obtained solely by reference to the Schedule 13G filed with the SEC on March 4, 2011 by Pentwater Capital Management LP (“Pentwater”). The address of Pentwater is 227 West Monroe Suite 4000, Chicago, IL 60606.

Equity Compensation Plan In Effect Prior to the Emergence Date

Prior to the Emergence Date, nonvested shares of the Company’s common stock and stock options to purchase shares of the Company’s common stock were generally granted under the 2002 Long-Term Incentive Plan and the ABC Rollover Plan. As of May 31, 2010, approximately 7,500,000 stock options and 1,400,000 nonvested shares were outstanding and the total number of shares of common stock that were authorized, reserved, and available for issuance under the 2002 Long-Term Incentive Plan and the ABC Rollover Plan was approximately 10,600,000 and 8,900,000, respectively, excluding shares underlying outstanding grants. Pursuant to the Emergence Plan, the 2002 Long-Term Incentive Plan and the ABC Rollover Plan were terminated as of the Emergence Date and all share-based payments previously issued and reserved for issuance thereunder were canceled as of the Emergence Date.

Equity Compensation Plans In Effect Following the Emergence Date

The tables below summarize the number of shares of our common stock to be issued upon exercise or vesting of outstanding grants of our equity plan-based awards.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)
Equity Compensation Plans Approved by Stockholders
2010 EI Plan (1)	3,266,629	29.00
Equity Compensation Plans Not Approved by Stockholders
None	—	—

Total	3,266,629

Plan Category	Number of Shares to be Issued Upon Vesting of Nonvested Shares or Nonvested Share Units (#)	Weighted Average Grant Date Fair Value ($)
Equity Compensation Plans Approved by Stockholders
2010 EI Plan (1)	1,206,625	23.00
Equity Compensation Plans Not Approved by Stockholders
None	—	—

Total	1,206,625

(1)	The 2010 EI Plan was adopted by the Company via approval of the Bankruptcy Court, effective as of June 3, 2010.

As of December 31, 2010, the total number of shares of common stock that remain authorized, reserved, and available for issuance under the 2010 EI Plan was approximately 5,500,000, not including shares underlying outstanding grants, which can be issued in the form of incentive stock options, non-qualified stock options, SARs, restricted stock, restricted stock units, performance awards and other stock awards, cash payments and such other forms as the compensation committee of the Board in its discretion deems appropriate, including any combination of the above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Policies and Procedures for Review, Approval or Ratification of Related Transactions

Our directors and executive officers (and other employees) are expected to adhere to our Code of Business Conduct and Ethics and our Supplemental Code of Ethics for Principal Executives and Senior Financial Officers. Our Code of Business Conduct and Ethics and our Supplemental Code of Ethics for Principal Executives and Senior Financial Officers are available free of charge on our website at http://www.citadelbroadcasting.com under “Investor Relations” where you can click on the link to “Corporate Governance” and the “Code of Business Conduct and Ethics” and “Senior Officer Code of Ethics.” In the event that any action arises or is proposed that would require a waiver of or a deviation from our Code of Business Conduct and Ethics, or in the event that any actual or potential conflict of interest arises involving any of our directors or executive officers, our policy requires that the matter be reported to our Board. In the event of such conflicts, the director or directors involved, if any, shall recuse themselves from any decision affecting their personal interests, and the matters are discussed and determined by the remaining uninterested directors. In the event of a conflict or concern involving Farid Suleman, our Chief Executive Officer, the uninterested non-management members of the Board discuss and determine any such matters.

Certain Relationships and Related Transactions

In June 2001, we were capitalized by four partnerships affiliated with FL&Co. and members of our management to acquire Citadel Communications Corporation, which was then a publicly owned company. We financed the acquisition by issuing our common stock to the Forstmann Little partnerships and members of management, by incurring indebtedness under a new credit facility and by issuing an aggregate of $500.0 million of subordinated debentures to two of the Forstmann Little partnerships. These partnerships immediately distributed the subordinated debentures to their respective limited partners. On February 18, 2004, we prepaid all of the outstanding subordinated debentures with the net proceeds from the offering by us of 9,630,000 shares of common stock and the issuance of $330.0 million of convertible subordinated notes.

Since the ABC Merger, which became effective on June 12, 2007, neither FL&Co. nor any of its affiliated partnerships has any contractual right to designate a nominee for election to our Board. In addition, we are no longer obligated to solicit proxies in favor of any nominees recommended by FL&Co., nor must we take any action to cause any nominees recommended by FL&Co. to be elected.

Prior to our emergence from the Chapter 11 Proceedings, we were obligated to reimburse FL&Co. for expenses paid on our behalf and receive reimbursements from FL&Co. for expenses paid by us on its behalf, including travel and related expenses, and office and other miscellaneous expenses. During the year ended December 31, 2008, we reimbursed FL&Co. less than $0.1 million and there was no such reimbursement for the years ended December 31, 2009 and 2010.

Certain of our former directors and current and former officers have or have had relationships with FL&Co. Theodore J. Forstmann, a former member of our Board, is the senior partner of FL&Co. Two of our other former directors, Mr. Forstmann’s brother, J. Anthony Forstmann, and Michael A. Miles are special limited partners of FL&Co. Mr. Miles also serves on the Forstmann Little advisory board and is an investor in certain portfolio companies of Forstmann Little. Another of our former directors, Wayne T. Smith, is a limited partner of two of the funds that own shares of our common stock. Mr. Smith also is a director of 24 Hour Fitness Worldwide, Inc., a majority of the stock of which is controlled by certain affiliated partnerships of FL&Co. As a result of their relationships with FL&Co., Messrs. Theodore J. Forstmann, J. Anthony Forstmann, Miles and Smith have an economic interest in certain of the Forstmann Little partnerships and their portfolio investments, including us. However, only Mr. Theodore J. Forstmann has any voting or investment power over the shares of our common stock, arising from his position as senior partner of FL&Co. Another former director, Herbert J. Siegel, serves as a director of IMG Worldwide, Inc., a majority of the stock of which is controlled by certain affiliated partnerships of FL&Co. As a result of these relationships, when conflicts between the interests of the Forstmann Little partnerships and the interests of our other stockholders arise, these directors and officers may not be disinterested. Under Delaware law, although our directors and officers have a duty of loyalty to us, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as the material facts as to the director’s or officer’s relationship or interest as to the transaction are disclosed to our Board and a majority of our disinterested directors approves the transaction, or the transaction is otherwise fair to us.

Board Compensation

Directors who are also our employees do not receive compensation for their service as members of our Board or board committees. Effective June 3, 2010, in consideration for his or her services as a member of the Board, each director received an annual retainer fee of $75,000. The director who served as the Chairman of the Board received an additional annual fee of $50,000, and each director who served as a committee chairperson received an additional annual fee of $15,000. Effective October 1, 2010, the annual retainer and the fee for serving as a committee chairperson were increased to $100,000 and $20,000, respectively. The additional fee for serving as Chairman of the Board remained the same at $50,000. All fees are paid by the Company, quarterly in advance. We do not compensate board or committee members on the basis of the number of meetings attended.

Employment Agreements

As required in the Bankruptcy Court-approved Emergence Plan, on June 3, 2010, we entered into employment agreements with each of Mr. Suleman, Mr. Taylor, Ms. Orr, Ms. Ellis and Ms. Stratford. On December 16, 2010, we entered into a Separation Agreement with Ms. Orr pursuant to which she agreed to resign from all positions with the Company and its affiliates, effective as of the Termination Date. The payments and other benefits provided for in the Separation Agreement are in full discharge of any and all liabilities and obligations of the Company to Ms. Orr. For more information regarding these agreements, see “Compensation Discussion and Analysis—Summary of Employment Arrangements and Potential Payments Upon Termination or Change in Control.”

Director Independence

Prior to the Emergence Date, our pre-emergence Board consisted of J. Anthony Forstmann, Theodore J. Forstmann, Michael A. Miles, Michael J. Regan, Thomas V. Reifenheiser, Herbert J. Siegel, Wayne T. Smith and Farid Suleman. In assessing the independence of the directors in office prior to the Emergence Date, the Board affirmatively determined that both members of the Nominating/Corporate Governance Committee: Michael A. Miles and Herbert J. Siegel (who served through May 22, 2009); all members the Audit Committee: Michael J. Regan, Thomas V. Reifenheiser, and Wayne T. Smith; and all three individuals who served on the compensation committee: Michael A. Miles, Herbert J. Siegel (who served through May 22, 2009) and Wayne T. Smith, each qualified as “independent” under the NYSE and the SEC’s corporate governance rules, and that our then-Chairman and Chief Executive Officer, Farid Suleman, did not qualify as “independent” under either set of rules.

In making its determination regarding the independence of each of those directors, the pre-emergence Board considered each of the relationships identified under “Certain Relationships and Related Transactions.” With respect to each person identified as independent, the pre-emergence Board determined that those relationships did not affect the individual’s independence because, as applicable, he or she had not made any commitment to the affiliated partnerships of FL&Co. and none of the rights of an advisory board member or of a special limited partner or of service on the board of directors of a FL&Co. affiliate were contingent in any way on or affected by his or her service as a director or member of our Board.

On the Emergence Date, the Board was reconstituted to consist of (i) our Chief Executive Officer, Farid Suleman; (ii) William M. Campbell, III; (iii) Gregory Mrva; (iv) Paul N. Saleh; (v) Jonathan Mandel; (vi) John L. Sander; and (vii) Doreen A. Wright. Mr. Saleh subsequently resigned from the Board.

As part of the Emergence Plan, each of our directors, other than our chief executive officer, was nominated by lenders representing 75% in amount of the senior claims bound under a plan support agreement, effective as of December 20, 2009. Each such nominee met with our chief executive officer prior to his or her appointment to the Board. Pursuant to the requirements of the Emergence Plan, each of our directors, other than our chief executive officer, meets the independence standards set forth in the listing requirements of NYSE and Nasdaq, as applicable. Our Chief Executive Officer, Farid Suleman, does not qualify as “independent” under either set of requirements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Deloitte & Touche LLP was engaged as the Company’s independent registered public accountants for the year ended December 31, 2010. The aggregate fees and out-of-pocket expenses billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s annual consolidated financial statements and the audit of management’s report on internal controls for the fiscal years ended December 31, 2010 and 2009 and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for each year ended December 31, 2010 and 2009 were approximately $1,100,000 and $1,166,000, respectively.

Audit-Related Fees

Audit-related fees billed by Deloitte & Touche LLP for the year ended December 31, 2010 were approximately $792,000, which includes the aggregate fees and out-of-pocket expenses billed for professional services rendered for fresh-start reporting and the Company’s debt refinancing transactions from December 2010. For the year ended December 31, 2009, Deloitte & Touche LLP billed the Company approximately $73,000 for aggregate fees and out-of pocket expenses for professional services rendered for the audit of the Company’s 401(k) plan for the year ended December 31, 2008 and fees associated with assisting the Company with responses to an SEC comment letter.

Tax Fees

The aggregate fees and out-of-pocket expenses billed by Deloitte & Touche LLP for professional services rendered in connection with the Company’s restructuring, transaction cost recovery and tax preparation and review services for the year ended December 31, 2010 was approximately $882,000. For the year ended December 31, 2009, Deloitte & Touche LLP billed the Company approximately $1,115,000 for aggregate fees and out of pocket expenses for professional services rendered in connection with the Company’s restructuring.

Pre-Approval Policies and Procedures

The audit committee has adopted policies and procedures requiring audit committee review and approval in advance of all particular engagements for services provided by the Company’s independent registered public accountants. Prior to rendering any audit and non-audit professional services, Deloitte & Touche LLP discusses such services with the audit committee, and the committee pre-approves the scope of such services and the related estimated fees. The scope of all audit and non-audit services rendered by Deloitte & Touche LLP during the year ended December 31, 2010 were pre-approved by the audit committee.

During the approval process, the audit committee considers the impact of the scope of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor’s independence, including compliance with the SEC rules and regulations.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents incorporated by reference or filed with this report:

(1)	Audited consolidated balance sheets of Citadel Broadcasting Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the periods from January 1, 2010 through May 31, 2010 and from June 1, 2010 through December 31, 2010, and for each of the years ended December 31, 2009 and 2008.

(2)	Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

No.	Description

2.1	Confirmation Order, dated May 19, 2010 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on June 1, 2010).

2.2	Second Modified Joint Plan of Reorganization of Citadel Broadcasting Corporation and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code, dated May 10, 2010 (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed on June 1, 2010).

2.3	Agreement and Plan of Merger, dated March 9, 2011, by and among Citadel Broadcasting Corporation, Cumulus Media Inc., Cadet Holding Corporation and Cadet Merger Corporation (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on March 11, 2011).

2.4	Limited Guarantee, dated as of March 9, 2011, by Macquarie Financial Holdings Limited and, for limited purposes, MIHI LLC, made in favor of Citadel Broadcasting Corporation (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed on March 11, 2011).

2.5	Limited Guarantee, dated as of March 9, 2011, by Crestview Partners II, L.P., Crestview Partners II (TE), L.P., Crestview Partners II (PF), L.P., Crestview Partners II (FF), L.P., Crestview Partners II (FF Cayman), L.P., Crestview Partners II (Cayman), L.P. and Crestview Partners II (892 Cayman), L.P. and, for limited purposes, Crestview Radio Investors, LLC, made in favor of Citadel Broadcasting Corporation (incorporated by reference to Exhibit 2.3 of the Current Report on Form 8-K filed on March 11, 2011).

3.1	Fourth Amendment and Restated Certificate of Incorporation of Citadel Broadcasting Corporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 8-A filed on June 7, 2010).

3.2	Amended and Restated By-laws of Citadel Broadcasting Corporation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 8-A filed on June 7, 2010).

4.1	Indenture, dated as of December 10, 2010, among Citadel Broadcasting Corporation, Wilmington Trust Company, as trustee and Deutsche Bank Trust Company Americas, as registrar, authentication agent and paying agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on December 10, 2010).

4.2	Registration Rights Agreement, dated December 10, 2010, by and among Citadel Broadcasting Corporation, certain subsidiary guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and the other initial purchasers named therein (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on December 10, 2010).

4.3	Warrant Agreement, dated as of June 3, 2010, between Citadel Broadcasting Corporation and Mellon Investor Services LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 9, 2010).

No.	Description

10.1	Separation Agreement and General Release, by and among Jacquelyn J. Orr and Citadel Broadcasting Corporation, dated December 16, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 22, 2010).

10.2	Credit Agreement, dated as of December 10, 2010, among Citadel Broadcasting Corporation, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-syndication agents and Credit Suisse Securities (USA) LLC and The Royal Bank Of Scotland PLC, as co-documentation agents (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on December 10, 2010).

10.3	Guarantee and Collateral Agreement, dated as of December 10, 2010, among Citadel Broadcasting Corporation, certain of the Company’s subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on December 10, 2010).

10.4	Citadel Broadcasting Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on June 9, 2010).

10.5	Form of Employment Agreement (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on June 9, 2010).

10.6	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1/A (No. 333-89844) filed on May 29, 2003).

10.7	Indemnification Agreement, dated as of April 10, 2006, by and among Citadel Broadcasting Corporation, Citadel Broadcasting Company and Wayne T. Smith (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 13, 2006).

10.8	Indemnification Agreement, dated as of February 28, 2007, by and between Citadel Broadcasting Corporation, Citadel Broadcasting Company and Michael J. Regan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 2, 2007).

10.9	Indemnification Agreement, dated as of November 30, 2007, by and between Citadel Broadcasting Corporation, Citadel Broadcasting Company and Thomas Reifenheiser (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 4, 2007).

10.10	Citadel Broadcasting Corporation Supplemental Executive Retirement Plan, effective June 3, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 20, 2010).

10.11	ABC News Production/Distribution Agreement, dated June 12, 2007, by and between American Broadcasting Companies, Inc. and Radio Networks, LLC. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on June 18, 2007).

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

By:	/s/ FARID SULEMAN
Farid Suleman
Chief Executive Officer

Date:	March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FARID SULEMAN Farid Suleman	Chief Executive Officer (principal executive officer)	March 30, 2011

/s/ Randy L. Taylor Randy L. Taylor	Senior Vice President—Finance and Chief Financial Officer (principal financial and accounting officer)	March 30, 2011

/s/ WILLIAM CAMPBELL III William Campbell III	Director	March 30, 2011

/s/ JONATHAN MANDEL Jonathan Mandel	Director	March 30, 2011

/s/ GREG MRVA Greg Mrva	Director	March 30, 2011

/s/ JOHN SANDER John Sander	Director	March 30, 2011

/s/ DOREEN WRIGHT Doreen Wright	Director	March 30, 2011