Form 10-Q
period 2011-03-31
CITADEL BROADCASTING CORP
filed 2011-05-13
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 29, 2011, there were 4,533,756 shares of class A common stock, par value $0.001 per share, and 18,276,252 shares of class B common stock, par value $0.001 per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

March 31, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters in this report, including, without limitation, certain matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “should,” “will,” and similar expressions, whether in the negative or the affirmative. These statements include statements regarding the intent, belief or current expectations of Citadel Broadcasting Corporation and its subsidiaries (collectively, the “Company”), its directors or its officers with respect to, among other things, future events, including the Cumulus merger (as defined at Part I, Item 1. “Financial Statements (unaudited),” Note 1) and the transactions contemplated by the merger agreement, and financial trends affecting the Company.

All statements other than the statements of historical fact are “forward-looking statements” for the purposes of federal and state securities laws and may be subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company’s current views with respect to current events and financial performance as of the date they were made. Such forward-looking statements are and will be, as the case may be, subject to change and subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, expressed or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	the impact of decreased spending by advertisers and changes in the economy;

•	our ability to maintain contracts and leases that are critical to our operations;

•	our ability to execute our business plans and strategy;

•	our ability to attract, motivate and/or retain key executives and employees;

•	general economic or business conditions affecting the radio broadcasting industry being less favorable than expected;

•	increased competition in the radio broadcasting industry;

•	our ability to renew our licenses with the Federal Communications Commission (“FCC”) and comply with FCC regulations and policies;

•	the impact of current or pending legislation and regulation, antitrust considerations, and pending or future litigation or claims;

•	the possibility that the Cumulus merger or the related financing is not consummated;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement;

•	the outcome of any legal proceedings that have been or may be instituted against us relating to the merger agreement;

•	our inability to complete the Cumulus merger due to the failure to obtain necessary regulatory or stockholder approvals or to satisfy any other conditions to the Cumulus merger;

•	the failure to realize the expected benefits of the Cumulus merger;

•	general economic and business conditions that may affect the companies before or following the Cumulus merger;

•	the impact of the Chapter 11 Proceedings, and any claims not discharged in the Chapter 11 Proceedings, on our future operations;

•	changes in the financial markets;

•	fluctuations in interest rates;

•	changes in market conditions that could impair our goodwill or intangible assets;

•	changes in governmental regulations;

•	changes in policies or actions or in regulatory bodies;

•	changes in uncertain tax positions and tax rates;

•	changes in capital expenditure requirements; and

•

those matters described in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except warrants, share and per share amounts)

(unaudited)

	Successor
	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$145,257	$111,624
Accounts receivable, net	124,459	138,751
Prepaid expenses and other current assets (including deferred income tax assets of $23,023 as of both March 31, 2011 and December 31, 2010)	41,941	37,418

Total current assets	311,657	287,793
Long-term assets
Property and equipment, net	197,667	200,121
FCC licenses	887,910	893,610
Goodwill	763,849	763,849
Customer and affiliate relationships, net	178,583	195,080
Other assets, net	67,779	67,661

Total assets	$2,407,445	$2,408,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued liabilities and other liabilities	$61,616	$56,661
Senior debt, current	875	3,500

Total current liabilities	62,491	60,161
Long-term liabilities
Senior debt, less current portion	345,625	346,500
Senior notes	400,000	400,000
Other long-term liabilities, less current portion	56,440	58,342
Deferred income tax liabilities	262,839	268,454

Total liabilities	1,127,395	1,133,457
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value – authorized, 50,000,000 shares at March 31, 2011 and December 31, 2010; no shares issued or outstanding at March 31, 2011 and December 31, 2010	—	—
Class A common stock, $.001 par value – authorized, 100,000,000 shares as of March 31, 2011 and December 31, 2010; issued and outstanding, 4,522,701 and 4,539,601 shares as of March 31, 2011 and December 31, 2010, respectively	5	5
Class B common stock, $.001 par value – authorized, 100,000,000 shares as of March 31, 2011 and December 31, 2010; issued and outstanding, 18,246,473 and 18,131,638 shares as of March 31, 2011 and December 31, 2010, respectively	18	18
Successor equity held in reserve	12,883	13,182
Additional paid-in capital (including 23,576,374 and 23,682,484 special warrants as of March 31, 2011 and December 31, 2010, respectively)	1,275,565	1,263,235
Accumulated deficit	(8,421)	(1,783)

Total stockholders’ equity	1,280,050	1,274,657

Total liabilities and stockholders’ equity	$2,407,445	$2,408,114

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Net revenue	$160,022	$165,028

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below, and including non-cash compensation expense of $643 and $197, respectively	68,522	68,978
Selling, general and administrative, including non-cash compensation expense of $2,164 and $122, respectively	46,192	46,631
Corporate general and administrative, including non-cash compensation expense of $9,543 and $327, respectively	14,452	5,160
Local marketing agreement fees	99	269
Depreciation and amortization	23,043	6,855
Other, net	7,284	(2)

Operating expenses	159,592	127,891

Operating income	430	37,137

Reorganization items, net	—	13,480
Interest expense, net	12,411	10,521

(Loss) income before income taxes	(11,981)	13,136

Income tax (benefit) expense	(5,343)	1,656

Net (loss) income	$(6,638)	$11,480

Net (loss) income per share - basic	$(0.15)	$0.04

Net (loss) income per share - diluted	$(0.15)	$0.04

Weighted average common shares outstanding - basic	45,625	266,085

Weighted average common shares outstanding - diluted	45,625	268,005

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net (loss) income	$(6,638)	$11,480
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,043	6,855
Non-cash debt-related amounts	957	—
Provision for bad debts	257	690
Loss on sale of assets	166	—
Deferred income taxes	(5,615)	1,376
Non-cash compensation expense	12,350	647
Changes in operating assets and liabilities:
Accounts receivable	14,469	26,499
Prepaid expenses and other current assets	(4,737)	(2,258)
Accounts payable, accrued liabilities and other obligations	2,620	3,200

Net cash provided by operating activities	36,872	48,489

Cash flows from investing activities:
Capital expenditures	(1,558)	(2,164)
Proceeds from sale of assets	1,903	—
Restricted cash	85	(3,683)
Other assets, net	11	17

Net cash provided by (used in) investing activities	441	(5,830)

Cash flows from financing activities:
Debt issuance costs	(162)	—
Principal payments on other long-term obligations	(18)	(36)
Purchase of shares held in treasury	—	(5)
Principal payments on Credit Facility	(3,500)	—

Net cash used in financing activities	(3,680)	(41)

Net increase in cash and cash equivalents	33,633	42,618
Cash and cash equivalents, beginning of period	111,624	57,441

Cash and cash equivalents, end of period	$145,257	$100,059

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

Supplemental schedule of cash flow information

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Cash Payments:
Interest	$3,900	$17,523
Income taxes	(1,728)	(83)
Barter Transactions:
Barter revenue - included in net revenue	4,107	4,218
Barter expenses - included in cost of revenue and selling, general and administrative expense	3,946	4,034
Other Non-Cash Transaction:
Issuance of note receivable for sale of station	3,750	—

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

1. Description of the Company

Description of Business

Subsidiaries of Citadel Broadcasting Corporation, a Delaware corporation, own and operate radio stations and hold FCC licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. Citadel Broadcasting Corporation (together with its consolidated subsidiaries, the “Company”) aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). The Company’s primary business segment is the Radio Markets segment, which, as of March 31, 2011, consisted of 225 owned and operated radio stations located in over 50 markets across the United States. In addition, the Company also owns and operates Citadel Media (the “Radio Network”), which produces and distributes a variety of radio programming and formats that are syndicated across approximately 4,000 station affiliates and 9,000 program affiliations, and is a separate reportable segment.

Company History

In January 2001, the Company was formed by affiliates of Forstmann Little & Co. (“FL&Co.”) in connection with a leveraged buyout transaction of our predecessor, Citadel Broadcasting Company (“Citadel Broadcasting”).

In February 2006, the Company and Alphabet Acquisition Corp., a wholly-owned subsidiary of the Company (“ABC Merger Sub”), entered into an agreement and plan of merger with The Walt Disney Company (“TWDC”), and ABC Radio Holdings, Inc. (“ABC Radio”), a wholly-owned subsidiary of TWDC. The Company, ABC Merger Sub, TWDC and ABC Radio consummated the (i) separation of the ABC Radio Network business and 22 ABC radio stations (collectively, the “ABC Radio Business”) from TWDC and its subsidiaries, (ii) spin-off of ABC Radio, which holds the ABC Radio Business, and (iii) merger of ABC Merger Sub with and into ABC Radio, with ABC Radio surviving as a wholly-owned subsidiary of the Company (the “ABC Merger”). In connection with these transactions, TWDC retained cash from the proceeds of debt incurred by ABC Radio in June 2007 in the amount of $1.35 billion (the “ABC Radio Debt”). Immediately thereafter, the separate corporate existence of ABC Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The ABC Merger became effective in June 2007.

To effectuate the ABC Merger, the Company entered into a credit agreement which provided for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013 (“Tranche A Term Loans”), and $1,535 million term loans maturing in June 2014 (“Tranche B Term Loans”) (collectively, the “Predecessor Senior Credit and Term Facility”).

Plan of Reorganization

On December 20, 2009 (the “Petition Date”), Citadel Broadcasting Corporation and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (collectively, the “Chapter 11 Proceedings”). On May 10, 2010, the Debtors filed the second modified joint plan of reorganization of Citadel Broadcasting Corporation and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (including all modifications, the “Emergence Plan”), and on May 19, 2010 (the “Confirmation Date”), the Bankruptcy Court entered an order (the “Confirmation Order”), confirming the Emergence Plan. On June 3, 2010 (the “Emergence Date”), the Debtors consummated their reorganization and the Emergence Plan became effective. As a result, the Company is considered a successor registrant and, pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s class A common stock is deemed to be registered pursuant to Section 12(g) of the Exchange Act.

Under the Emergence Plan, the Debtors distributed three forms of equity: class A common stock (currently traded over-the-counter under the symbol “CDELA”); class B common stock (currently traded over-the-counter under the symbol “CDELB”); and Special Warrants (as defined in Note 9) to purchase class B common stock (currently traded over-the- counter under the symbol “CDDGW”).

2010 Refinancing Transactions

In accordance with the Emergence Plan, approximately $2.1 billion of the debt outstanding under the Predecessor Senior Credit and Term Facility was converted into a term loan dated as of the Emergence Date among the Company, the several lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (the “Emergence Term Loan Facility”) with an initial principal amount of $762.5 million with a five-year term. See Note 7.

The Company entered into a new credit agreement dated as of December 10, 2010 (the “Credit Agreement”) by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The Credit Agreement consists of a term loan credit facility of $350.0 million with a term of six years (the “Term Loan”) and a revolving credit facility in the amount of $150.0 million under which a swing line sub-facility of up to $30.0 million may be borrowed and letters of credit may be issued (the “Revolving Loan,” together with the Term Loan, the “Credit Facilities”). The Revolving Loan was undrawn at closing and remained undrawn as of March 31, 2011; however, the Company had $147.1 million of availability under the Revolving Loan due to outstanding letters of credit of $2.9 million. The Company used the proceeds of the Term Loan, along with the net proceeds from the concurrent issuance of the $400.0 million aggregate principal amount of senior notes (the “Senior Notes”), and cash on hand to repay the amounts outstanding under its Emergence Term Loan Facility. See additional discussion in Notes 7 and 8.

Pending Transaction

On March 10, 2011, the Company entered into a definitive merger agreement with Cumulus Media Inc., a Delaware corporation (“Cumulus”), Cadet Holding Corporation, a Delaware corporation and wholly-owned subsidiary of Cumulus (“HoldCo”), and Cadet Merger Corporation, a Delaware corporation and wholly-owned subsidiary of HoldCo (“Cumulus Merger Sub”), which provides that, upon completion of the merger of Cumulus Merger Sub into the Company (the “Cumulus Merger”), each outstanding share of class A common stock and class B common stock of the Company (other than shares owned by Cumulus Merger Sub, held in treasury by the Company or pursuant to which a holder has properly exercised and perfected appraisal rights under Delaware law), will, at the election of the holder thereof and subject to proration as described below, be converted into the right to receive (i) $37.00 in cash (the “Cash Consideration”), or (ii) 8.525 shares of class A common stock, par value $0.01 per share, of Cumulus (the “Stock Consideration” and, together with the Cash Consideration, the “Cumulus Merger Consideration”). In addition, holders of Special Warrants to purchase class B common stock of the Company will have the right to elect to have their Special Warrants adjusted at the effective time of the Cumulus Merger to become the right to receive upon exercise the (i) Cash Consideration or (ii) Stock Consideration, subject to proration as described below.

Holders of nonvested shares of the Company’s class A common stock will be eligible to receive the Cumulus Merger Consideration for their shares pursuant to the original vesting schedule for such shares.

The merger agreement provides that each holder of the Company’s common stock and/or Special Warrants may elect to receive the Cash Consideration or the Stock Consideration for all or any number of such holder’s common stock and/or Special Warrants, however, such elections will be prorated, and consideration adjusted, so that Cumulus will not issue in excess of 151,485,282 shares of Cumulus class A Common Stock (as increased for the exercise of stock options of the Company prior to closing of the Cumulus Merger) or pay in excess of $1,408,728,600 in cash (less the cash value of any dissenting shares and increased for the exercise of Company stock options prior to closing of the Cumulus Merger). In circumstances where holders of common stock and/or Special Warrants of the Company make aggregate elections which exceed either the aggregate available Cash Consideration or aggregate available Stock Consideration, holders of common stock and/or Special Warrants of the Company will receive a combination of Cash Consideration and Stock Consideration pursuant to the terms of the merger agreement. Holders of common stock and/or Special Warrants of the Company who do not make an election will receive the consideration choice selected by the majority of Company stockholders and Special Warrantholders, subject to the proration described above.

Cumulus has obtained equity and debt financing commitments, subject to certain conditions set forth in definitive agreements related to such commitments, for the transactions contemplated by the merger agreement, the proceeds of which, in addition to cash on hand, will be sufficient for Cumulus to pay the cash portion of the aggregate Cumulus Merger Consideration contemplated by the merger agreement and any associated fees and expenses. In connection with the transactions contemplated by the merger agreement, UBS Securities LLC and affiliates of Crestview Partners and Macquarie Capital (all three, the “Equity Investors” and affiliates of Crestview Partners and Macquarie Capital, the “Original Equity Investors”) have agreed, concurrently with the closing of the Cumulus Merger, to make an equity investment in Cumulus in an aggregate amount of up to $500 million on the terms and subject to the conditions set forth in the investment agreement (as amended from time to time) entered into by the Equity Investors and Cumulus in connection with the Cumulus Merger. Certain affiliates of the Original Equity Investors have guaranteed the respective payment obligations of the termination fees payable by the Equity Investors if the merger agreement is terminated under specified circumstances, pursuant to limited guarantees executed in favor of the Company.

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

Pursuant to the merger agreement, except as Cumulus may otherwise consent to in writing (which consent will not be unreasonably withheld, conditioned or delayed), the Company has agreed to (i) conduct, in all material respects, its business in the ordinary course; (ii) use commercially reasonable efforts to preserve intact its business organization and significant business relationships and to retain the services of current key officers and key employees; (iii) use commercially reasonable efforts to comply with the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and FCC rules and policies in the operation of its stations; (iv) promptly deliver to Cumulus copies of any material reports or applications filed with the FCC, subject to certain exceptions; (v) promptly notify Cumulus of any inquiry, investigation or proceeding which to its knowledge has been initiated by the FCC relating to its stations, subject to certain exceptions; and (vi) diligently prosecute any pending FCC applications or any other filings necessary or appropriate in other proceedings before the FCC to preserve or obtain any FCC authorization for its stations without material adverse modification, subject to certain exceptions. In addition, under the merger agreement, the Company is not permitted to, without the prior written consent of Cumulus (which consent will not be unreasonably withheld, conditioned or delayed): (a) incur indebtedness, subject to certain exceptions; (b) (i) adjust, split, combine or reclassify any of its capital stock, (ii) make, declare or pay any dividend, or make any other distribution on, or redeem, purchase or otherwise acquire, any shares of its capital stock or any convertible or exchangeable securities, subject to certain exceptions, (iii) grant any stock appreciation rights or rights to acquire shares of its capital stock, other than grants to employees in the ordinary course of business, or (iv) issue any additional shares of capital stock, subject to certain exceptions; (c) change certain specified compensation arrangements, subject to certain exceptions; (d) sell, transfer, mortgage, encumber or otherwise dispose of any of its properties or assets, subject to certain exceptions; (e) cancel, release, settle or assign any indebtedness or third party claim, action or proceeding, subject to certain exceptions; (f) enter into any local marketing agreement in respect of the programming of any radio or television broadcast station or contract for the acquisition or sale of any radio broadcast station, subject to certain exceptions; (g) enter into any new material line of business, subject to certain exceptions; (h) amend its charter or by-laws or terminate, amend or waive any provisions of any confidentiality or standstill agreements in place with any third parties; (i) except as required by GAAP or the Securities and Exchange Commission as concurred in by its independent auditors or in the ordinary course of business, make any material change in its methods or principles of accounting or make or change any material tax election; (j) enter into or amend in any material respect or waive any of its material rights under specified contracts, subject to certain exceptions; (k) adopt or recommend a plan of dissolution, liquidation, recapitalization, restructuring or other reorganization; (l) except as required by law, enter into or amend in any material respect any collective bargaining agreement; or (m) agree to take, make any commitment to take, or adopt specified resolutions of its board of directors. These constraints could significantly impact the Company’s operations and business strategy as discussed in this report prior to the consummation of the proposed Cumulus Merger or the termination of the merger agreement.

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

It is anticipated that the funds necessary to consummate the Cumulus Merger and related transactions will be funded by new credit facilities, private and/or public offerings of debt securities and equity financing of Cumulus. Under the merger agreement, upon request by Cumulus, the Company has agreed to commence a debt tender offer to purchase the existing Senior Notes. As part of the debt tender offer, the Company will solicit the consent of the holders to amend, eliminate or waive certain sections (as specified by Cumulus) of the applicable indenture governing the Senior Notes. The closing of the debt tender offer will be conditioned on the occurrence of the closing of the Cumulus Merger, but the closing of the Cumulus Merger and the debt financing are not conditioned upon the closing of the debt tender offer.

Principles of Consolidation and Presentation

The accompanying unaudited consolidated condensed financial statements of the Company include Citadel Broadcasting Corporation, Citadel Broadcasting, ABC Radio and each of their consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

References in this report to “Successor” refer to the Company on or after the Fresh-Start Date. References to “Predecessor” refer to the Company prior to the Fresh-Start Date. Consolidated condensed financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 represent the Successor’s financial position and results of operations (the “Successor Periods”). The consolidated condensed financial statements for the three months ended March 31, 2010 represent the Predecessor’s financial position and results of operations (the “Predecessor Period”). References in this report to the “Company” refer to Citadel Broadcasting Corporation and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate. The Predecessor Period reflects the historical accounting basis of the Predecessor’s assets and liabilities, while the Successor Periods reflect assets and liabilities at fair value, based on an allocation of the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations (see Note 2). The Company’s emergence from bankruptcy resulted in a new reporting entity that had no retained earnings or accumulated deficit as of the Fresh-Start Date. Accordingly, the Company’s consolidated condensed financial statements for the Predecessor Period are not comparable to its consolidated condensed financial statements for the Successor Periods.

For the period between the Petition Date and the Fresh-Start Date, the consolidated condensed financial statements of the Predecessor were prepared in accordance with accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code. Accordingly, reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the Predecessor’s consolidated condensed statement of operations.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made, and such adjustments were of a normal and recurring nature. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Citadel Broadcasting Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions relate in particular to allocations of enterprise value made in connection with fresh-start reporting, fair values of assets and liabilities as of the Fresh-Start Date, the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions that could affect the estimated fair values, the analysis of the measurement of deferred tax assets, including the calculation of a valuation allowance to reduce the amount of deferred tax asset to the amount that is more likely than not to be realized, the identification and quantification of income tax liabilities due to uncertain tax positions, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when estimating the value of its supplemental executive retirement plan (the “SERP”) and when employing the Black-Scholes valuation model to estimate the fair value of stock options. The Predecessor used estimates to calculate the value of certain fully vested stock units and equity awards containing market conditions and in determining the estimated fair values of its interest rate swap, credit risk adjustments and certain derivative financial instruments. These estimates were based on the information that was available to management at the time of the estimate. Actual results could differ materially from those estimates.

Recent Accounting Standards

In December 2010, the FASB issued guidance that modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity will be required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. This guidance was effective January 1, 2011, and the adoption did not have a material impact on the Company’s consolidated condensed financial statements.

2. Emergence from Chapter 11 Proceedings and Fresh-Start Reporting

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

Secured Claims

Holders of senior secured claims received a pro rata share of the Emergence Term Loan Facility and 90% of the equity in the reorganized Successor company (subject to dilution for distributions of equity under the Successor’s equity incentive program). As of March 31, 2011, 41.1 million shares of Successor equity had been distributed with respect to secured claims. See further discussion of equity in the Successor at Note 9.

Unsecured Claims

Holders of unsecured claims, including the secured lenders’ deficiency claim in the stipulated amount of $267.2 million and the claims of the Predecessor’s convertible subordinated noteholders, received a pro rata share of (i) 10% of Successor equity (subject to dilution for distributions of equity under the Successor’s equity incentive program) and (ii) $36.0 million in cash. Once the allowed amount of an unsecured claim is determined through settlement or by Bankruptcy Court order, the claimant is entitled to a distribution as provided for by the Emergence Plan. As of March 31, 2011, 4.1 million shares of equity and $32.3 million in cash had been distributed to holders of allowed unsecured claims that totaled $321.8 million, and approximately 467,000 shares of Successor equity and $3.7 million of cash were held in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims. Shares held in reserve are not designated as class A common stock, class B common stock or Special Warrants until issuance. The cash held in reserve is included with restricted cash and is classified as prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets. The offsetting amount remaining to be disbursed on account of unsecured claims is classified as accounts payable, accrued liabilities and other liabilities in the accompanying consolidated condensed balance sheets. If excess shares of equity and cash remain in reserve after resolution of all disputed unsecured claims, such shares and cash will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares and amount of cash they received pursuant to the Emergence Plan. There is no assurance that there will be sufficient shares and cash to satisfy all allowed claims or any excess shares for any such subsequent distribution.

Administrative and Priority Claims

Pursuant to the Emergence Plan, administrative and priority claims are satisfied with cash. Administrative and priority claims that were allowed as of the Emergence Date were paid in full shortly thereafter. Other administrative claims were required to be asserted by application filed with the Bankruptcy Court by August 2, 2010 (with certain exceptions, including ordinary course of business claims). Proofs of claims for priority claims were required to be submitted by April 21, 2010 (or June 18, 2010 for governmental entities). Any administrative or priority claim that was not asserted in a timely filed application (unless subject to an exception) or timely submitted proof of claim is no longer enforceable against the Debtors. As the claims resolution process remains ongoing, the allowed amounts of certain administrative and priority claims have not yet been established. The Company recorded an estimate of the allowed amount of administrative and priority claims incurred as of the Fresh-Start Date, based on the best information then available to the Company. The claims resolution process for such claims could result in additional expense or income in the Successor’s financial statements if actual results differ from such estimates. Such additional expense or income could be material.

Restricted Cash

As of March 31, 2011 and December 31, 2010, the Company had $3.8 million and $3.9 million, respectively, of restricted cash, which is included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets, primarily comprised of cash held in reserve to satisfy remaining allowed, disputed, or unreconciled unsecured claims.

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

Reorganization Items

Reorganization items resulting from the Chapter 11 Proceedings of $13.5 million are presented separately in the accompanying consolidated condensed statement of operations for the three months ended March 31, 2010 and consist of $11.4 million in professional fees paid for legal, consulting, and other related services and $2.1 million to adjust the liability related to rejected executory contracts to their estimated allowed claim amounts.

Application of Fresh-Start Reporting

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

As of the Fresh-Start Date, the Company’s enterprise value was estimated to be approximately $2.04 billion by using various valuation methods involving numerous projections and assumptions that are inherently subject to significant uncertainties. The net fresh-start valuation adjustments increased the book values of assets, excluding goodwill, and liabilities by $543.8 million and $63.8 million, respectively. The remaining enterprise value of $763.8 million was recorded as goodwill.

3. Accounts Receivable

Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	Successor
	March 31, 2011		December 31, 2010
	(in thousands)
Receivables	$131,542		$143,112
Allowance for estimated uncollectible accounts	(7,083	)(a)	(4,361	)(a)

Accounts receivable, net	$124,459		$138,751

(a)	Since the Company’s accounts receivable balance reflected its estimated fair value as of the Fresh-Start Date, the allowance for estimated uncollectible accounts was zero as of that date. The balance of the allowance for estimated uncollectible accounts as of December 31, 2010 and March 31, 2011 has continued to build in relation to accounts receivable generated since the Fresh-Start Date.

4. Intangible Assets

Successor

Indefinite-Lived Intangible Assets and Goodwill

As a result of fresh-start reporting, FCC licenses were revalued to $893.6 million, which represented an increase of $293.0 million. Upon the application of fresh-start reporting, the Company recorded goodwill of $763.8 million, and the Predecessor’s goodwill of $322.0 million was eliminated.

The Company evaluates its intangible assets for impairment as of October 1, its annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. As of March 31, 2011, the Company concluded that there had been no conditions or events that would require an interim asset impairment analysis.

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

Approximately $16.5 million of amortization expense was recognized on the intangible assets discussed above during the three months ended March 31, 2011.

Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated condensed balance sheets. As a result of fresh-start reporting, other intangible assets, including income contracts and favorable leases, were increased by $36.0 million to $36.7 million. The balance of other intangible assets as of March 31, 2011 and December 31, 2010 was $28.3 million and $30.9 million, respectively. These assets are generally being amortized over their estimated useful lives of approximately three to six years, and the amount of amortization expense for definite-lived intangible assets, excluding the customer and affiliate relationships discussed above, during the three months ended March 31, 2011 was $2.5 million. The Company estimates the following amount of amortization expense over the next five years related to the total definite-lived intangible asset balance as of the Fresh-Start Date:

(in thousands)

2011	$76,023
2012	62,836
2013	50,286
2014	22,439
2015	10,295

$221,879

Predecessor

Indefinite-Lived Intangible Assets and Goodwill

During the quarter ended March 31, 2010, the Company concluded that there had been no conditions or events that would require an interim asset impairment analysis.

Definite-Lived Intangible Assets

In connection with the ABC Merger, the Predecessor acquired customer relationship and affiliate relationship assets that were being amortized in relation to the economic benefits of such assets over total estimated useful lives of approximately five to seven years. Approximately $3.0 million of amortization expense was recognized on these intangible assets during the three months ended March 31, 2010.

The amount of amortization expense for definite-lived intangible assets, excluding the customer and affiliate relationships discussed above, during the three months ended March 31, 2010 was $0.1 million.

5. Acquisitions and Dispositions

During the three months ended March 31, 2011, the Divestiture Trusts completed the sale of a station for a total purchase price of approximately $5.8 million, of which $2.0 million was received in cash. The remainder consists of a note receivable, which is payable monthly with final maturity in January 2018.

6. Other Long-Term Liabilities

Amounts that the Company’s national representation firm paid to settle the Predecessor’s then-remaining obligations under contracts with previous national representation firms that were cancelled in connection with the replacement of the prior firms represented a deferred obligation of the Predecessor. Additionally, the guaranteed minimum amount of national sales for a period specified in the underlying contract with the Predecessor’s national representation firm was not attained, which also resulted in a deferred liability of the Predecessor. The deferred obligation remaining as of the Fresh-Start Date was determined to approximate fair value. The deferred amount is being amortized over the term of the underlying agreement as a reduction to national commission expense, which is included in cost of revenue.

As a result of applying fresh-start reporting, the Company also recognized certain unfavorable leases and contracts, which resulted from agreements with rates in excess of market value rates as of the Fresh-Start Date. These amounts are being amortized on a straight-line basis over the terms of the underlying contracts as a component of cost of revenue or selling, general and administrative expenses as appropriate. In addition, the Company’s liability under the SERP was initially recorded at its estimated fair value as of the Fresh-Start Date. Expense amounts related to the liability are being amortized over the applicable service period as a component of non-cash compensation expense and were $0.3 million during the months ended March 31, 2011. The Company evaluates the estimated fair value of the SERP liability as of each reporting date to determine if any significant changes have occurred in the underlying assumptions. Any change in the fair value is recognized in the statement of operations at the time of adjustment.

7. Senior Debt

Senior debt consisted of the following as of March 31, 2011 and December 31, 2010:

	Successor
	March 31, 2011	December 31, 2010
	(in thousands)
Type of Borrowing
Term Loan	$346,500	$350,000
Less current portion of senior debt	875	3,500

Total senior debt less current portion	$345,625	$346,500

On the Emergence Date, approximately $2.1 billion of the debt outstanding under the Predecessor Senior Credit and Term Facility was converted into the Emergence Term Loan Facility, which was guaranteed by the Company’s operating subsidiaries. The initial principal amount of $762.5 million under the Emergence Term Loan Facility was payable in 20 consecutive quarterly installments of approximately $1.9 million, due on the last day of each fiscal quarter, which commenced on September 30, 2010, with a final maturity of $724.4 million on June 3, 2015. A valuation adjustment of $19.1 million was recorded to reflect the Emergence Term Loan Facility at its estimated fair value upon issuance. This valuation adjustment was being amortized as a reduction of interest expense, net, over the contractual term of the Emergence Term Loan Facility. At the Company’s election, interest on outstanding principal for the Emergence Term Loan Facility accrued at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; or (3) the one-month Eurodollar rate plus 1.0%, in all cases subject to a 4.0% floor, plus, in each case, a spread of 7.0% or (b) the Eurodollar rate, subject to a 3.0% floor, plus 8.0%.

During the period from the Fresh-Start Date through December 10, 2010, interest expense was incurred on the Emergence Term Loan Facility at 11.0%. On December 10, 2010, the Company refinanced the Emergence Term Loan Facility with the proceeds from the issuance of $400.0 million in Senior Notes (see Note 8) and borrowings of $350.0 million under the Term Loan, along with cash on hand. Interest was incurred on the Term Loan during the first quarter of 2011 at an annual rate of 4.25%.

The Company incurred $12.0 million of debt issuance costs in connection with the Credit Facilities, and amortization of these costs was $0.7 million during the three months ended March 31, 2011.

The Credit Facilities are unconditionally guaranteed by certain of the Company’s subsidiaries and secured by the following: (a) a perfected first priority security interest in, among other things, all accounts receivable, inventory, cash, personal property, material intellectual property and, in each case, proceeds thereof (subject to certain exceptions) of the Company and its guarantor subsidiaries; and (b) a perfected first priority pledge of the capital stock in the Company’s subsidiaries.

The proceeds from the Term Loan and the Revolving Loan bear interest at either (A) ABR (as defined in the Credit Agreement) subject to a 2.0% floor, plus 2.25% or (B) Eurodollar Rate (as defined in the Credit Agreement) subject to a 1.0% floor, plus 3.25%, depending on the Company’s designation.

The Term Loan is payable in quarterly payments of $875,000, which commenced on March 31, 2011, with the remaining amount payable on December 30, 2016. Outstanding amounts under the Revolving Loan are payable on December 10, 2013. During the three months ended March 31, 2011, the Company made a principal payment in the amount of $3.5 million, representing all principal amounts due during 2011.

The Credit Agreement requires compliance with a consolidated total leverage ratio of 4.5 to 1.0 as of March 31, 2011 (with stepdowns thereafter), a senior secured leverage ratio of 2.25 to 1.0 and consolidated interest coverage ratio of 2.5 to 1.0.

The Credit Agreement also contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit the Company’s ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; and pay dividends or repurchase stock.

The Company was in compliance with the covenants under its Term Loan as of March 31, 2011.

Predecessor

In connection with the ABC Merger in June 2007, the Predecessor entered into the Predecessor Senior Credit and Term Facility.

As a result of the Company’s voluntary petitions for reorganization, all of the Predecessor’s senior debt obligations were accelerated, and the outstanding balances were aggregated as of the Petition Date. The total modified amount of interest-bearing senior debt began incurring interest as of the Petition Date at the non-default rate previously applicable to the Tranche B Term Loan portion of the Predecessor Senior Credit and Term Facility. During the quarter ended March 31, 2010, interest expense was incurred on the $2.1 billion outstanding under the Predecessor Senior Credit and Term Facility at a rate of approximately 2.0%.

For the period between the Petition Date and the Fresh-Start Date, the Company stopped recognizing and paying interest on outstanding pre-petition debt obligations except for the Predecessor Senior Credit and Term Facility. However, interest expense related to the Predecessor Senior Credit and Term Facility for the three months ended March 31, 2010 was approximately $1.1 million higher than it would have been absent the voluntary petitions for reorganization due mainly to the conversion of the outstanding interest rate swap liability and accrued facility fee balance as of the Petition Date, as well as the increased interest rate spread being paid on certain components of senior debt.

8. Senior Notes

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

The Senior Notes are redeemable, in whole or in part, at any time after December 15, 2014, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date. At any time prior to December 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds from one or more equity offerings at a redemption price equal to 107.75% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to December 15, 2014, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes so redeemed, plus a make-whole premium, plus accrued and unpaid interest, if any, to the redemption date. The Company may also redeem all or part of the Senior Notes at a redemption price equal to 107.75% of the face amount thereof plus accrued and unpaid interest, if any, to the redemption date if specified change of control or business combination events occur on or before 180 days after the issue date of the Senior Notes.

The Company incurred $9.2 million of debt issuance costs in connection with the issuance of the Senior Notes, and amortization of these costs was $0.3 million during the three months ended March 31, 2011.

9. Stockholders’ Equity

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

The Company is authorized to issue up to 100 million shares of class A common stock, of which approximately 4.5 million shares were issued and outstanding as of March 31, 2011. This includes 1.2 million nonvested shares of class A common stock that were granted in August 2010 and remain outstanding (see Note 10). Each holder of class A common stock has unlimited voting rights and is entitled to one vote for each share and shall vote, together with the holders of class B common stock, as a single class with respect to the limited number of matters which may be submitted to a vote of the holders of common stock and for which the holders of class B common stock are entitled to vote.

The Company is authorized to issue up to 100 million shares of class B common stock, of which approximately 18.2 million shares were issued and outstanding as of March 31, 2011. Holders of class B common stock have certain limitations on their voting rights, but are entitled to vote on most material matters involving the Company, including material asset sales, business combinations and recapitalizations. Each holder of class B common stock is entitled to a separate class vote on any amendment or modification of any specific rights or obligations of the holders of class B common stock that does not similarly affect the rights or obligations of the holders of class A common stock. If certain specific actions are submitted to a vote of the holders of common stock, each share of class B common stock shall be entitled to vote with class A common stock, with each share of common stock having one vote and voting together as a single class. Each share of class B common stock may be converted into one share of class A common stock by the holder, provided that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC multiple ownership rules and regulations.

As of the Emergence Date, the Company issued Special Warrants to purchase up to an aggregate of approximately 25.4 million shares of class B common stock to certain holders of senior claims and general unsecured claims, of which 23.6 million Special Warrants were outstanding as of March 31, 2011. The Special Warrants have a 20-year term and will expire on June 3, 2030. The conversion of the Special Warrants is subject to the Company’s compliance with applicable FCC regulations. Each Special Warrant to purchase class B common stock may be exercised prior to its expiration date at the minimal exercise price, which is the $0.001 per share par value of the class B common stock, provided that ownership of the Company by the holder does not cause the Company to violate applicable FCC rules and regulations surrounding foreign ownership of broadcasting licenses.

The Company is authorized to issue up to 50 million shares of preferred stock. No preferred shares were issued as of March 31, 2011.

The holders of Special Warrants participate in any dividends ratably, provided that no such distribution shall be made to holders of Special Warrants, class A common stock and class B common stock if (i) an FCC ruling, regulation or policy prohibits such distribution to holders of warrants or (ii) the Company’s FCC counsel opines that such distribution is reasonably likely to cause (a) the Company to violate any applicable FCC rules or regulations or (b) any such holder of Special Warrants to be deemed to hold an attributable interest in the Company.

Equity Held in Reserve

Holders of unsecured claims, including the secured lenders’ deficiency claim in the stipulated amount of $267.2 million and the claims of the Predecessor’s convertible subordinated noteholders, received a pro rata share of (i) 10% of Successor equity (subject to dilution for distributions of equity under the Successor’s equity incentive program) and (ii) $36.0 million in cash. Once the allowed amount of an unsecured claim is determined through settlement or by Bankruptcy Court order, the claimant is entitled to a distribution as provided for by the Emergence Plan. As of March 31, 2011, 4.1 million units of equity and $32.3 million in cash had been distributed to holders of allowed unsecured claims that totaled $321.8 million; and approximately 467,000 units of Successor equity and $3.7 million of cash were held in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims. Shares held in reserve are not designated as class A common stock, class B common stock or Special Warrants until issuance. The Successor equity held in reserve to be disbursed on account of unsecured claims is separately identified in the accompanying consolidated condensed balance sheets. If sufficient excess shares of equity and cash remain in reserve after resolution of all disputed unsecured claims, such shares and cash will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares and amount of cash they received pursuant to the Emergence Plan.

Predecessor

Citadel Broadcasting Corporation was incorporated in Delaware in 1993 and was initially capitalized by partnerships affiliated with FL&Co. in connection with a leveraged buyout transaction. The Predecessor’s initial public offering registration statement with the Securities and Exchange Commission was declared effective in July 2003. The Predecessor issued 151.7 million shares of its common stock to TWDC’s stockholders in connection with the ABC Merger. In connection with the Company’s reorganization and emergence from bankruptcy, all shares of common stock of the Predecessor outstanding prior to the Emergence Date were cancelled pursuant to the Emergence Plan.

10. Stock-Based Compensation

Successor

The Company adopted the Citadel Broadcasting Corporation 2010 Equity Incentive Plan (the “2010 EI Plan”) via approval of the Bankruptcy Court, effective as of the Emergence Date, which was amended on June 9, 2010. The 2010 EI Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock and other stock awards (collectively, the “Awards”).

The aggregate number of shares of common stock available for delivery pursuant to Awards granted under the 2010 EI Plan is 10,000,000 shares, and as of March 31, 2011, the total number of shares that remain authorized, reserved, and available for issuance under the 2010 EI Plan was 5.7 million.

Total stock-based compensation expense for the three months ended March 31, 2011 was $12.0 million, on a pre-tax basis. The associated tax benefit for the three months ended March 31, 2011, was $4.8 million.

As of March 31, 2011, unrecognized pre-tax stock-based compensation expense was approximately $47.5 million and is expected to be recognized over a period of approximately 1.2 years.

The following table summarizes the Successor’s stock option activity for the three months ended March 31, 2011:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding as of January 1, 2011	3,267	$29.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(107)	—

Outstanding as of March 31, 2011	3,160	$29.00	8.9	$16,591

Vested or expected to vest as of March 31, 2011 (1)	3,084	$29.00	8.9	$16,192

Exercisable as of March 31, 2011	—	$—	—	$—

(1)	Options expected to vest represent the options outstanding reduced for estimated forfeitures.

No options were granted or exercised during the three months ended March 31, 2011.

The Successor’s activity related to shares of nonvested stock for the three months ended March 31, 2011 is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Class A Common Stock Awards
Nonvested awards as of January 1, 2011	1,207	$23.00
Granted	—	—
Awards vested	—	—
Forfeited	(19)	23.00

Nonvested awards as of March 31, 2011	1,188	$23.00

There were no nonvested shares of common stock that vested during the three months ended March 31, 2011.

Predecessor

Total stock-based compensation expense for the three months ended March 31, 2010 was $0.6 million on a pre-tax basis. No tax benefit was recognized with respect to this expense since there was a valuation allowance against the Company’s deferred tax asset as of March 31, 2010. The Predecessor issued no share-based payments and there were no options exercised during the three months ended March 31, 2010. The total fair value of awards of nonvested shares of common stock units that vested during the three months ended March 31, 2010 was $2.9 million.

Nonvested shares of the Predecessor’s common stock and options to purchase shares of the Predecessor’s common stock were generally granted under the Citadel Broadcasting Corporation Amended and Restated 2002 Stock Option and Award Plan (the “2002 Stock Option and Award Plan”). However, pursuant to the Emergence Plan, the 2002 Stock Option and Award Plan was terminated as of the Emergence Date and all share-based payments previously granted thereunder were canceled as of the Emergence Date. As of the Fresh-Start Date, approximately 7.5 million options to purchase common stock and 1.4 million nonvested shares were outstanding.

11. Income Taxes

Successor

For the three months ended March 31, 2011, the Company’s effective tax rate was 44.6%. The effective rate differed from the federal tax rate of 35% primarily due to state income taxes, net of federal benefit, and other permanent differences.

Predecessor

For the three months ended March 31, 2010, the Predecessor’s effective tax rate was 12.6%. The effective rate differed from the federal tax rate of 35% primarily due to changes in the Predecessor’s valuation allowance.

12. Earnings Per Share

Successor

Basic earnings per share for the three months ended March 31, 2011 includes the outstanding amount of both class A and class B common stock, as well as Special Warrants, whether outstanding or held in reserve to be issued. All of the components of the Successor’s equity described above are treated equally for accounting purposes, and the distinctions relate solely to certain voting restrictions and conversion mechanisms in order to allow the Company to comply with applicable FCC rules and regulations. Potentially dilutive equivalent shares of the Successor’s class A common stock include approximately 0.4 million additional shares related to outstanding nonvested shares of class A common stock for the quarter ended March 31, 2011, which were excluded from the computation of diluted weighted average shares outstanding as their effect was antidilutive due to the net loss reported. There were no potentially dilutive equivalent shares related to options to purchase shares of class A common stock for the three months ended March 31, 2011.

Predecessor

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

The diluted shares outstanding for the three months ended March 31, 2010 included approximately 1.9 million shares of common stock of the Predecessor related to the conversion of the Predecessor’s convertible subordinated notes. While operating under Chapter 11 of the Bankruptcy Code, the Predecessor was prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. Therefore, for the three months ended March 31, 2010, there was no related interest expense to consider in the calculation of the Predecessor’s diluted shares. There were no potentially dilutive equivalent shares related to nonvested shares of common stock or options to purchase shares of common stock for the three months ended March 31, 2010.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As of March 31, 2011, all of the Company’s financial instruments were classified as level 3 except for its cash equivalents, which were classified as level 1.

The following table presents the changes in level 3 instruments measured on a recurring basis for the three months ended March 31, 2011:

	January 1, 2011	Expense items recognized	March 31, 2011
	(in thousands)
Financial Liabilities:
SERP liability	$11,477	$414	$11,891

There were no level 3 financial instruments as of March 31, 2010.

The following summary presents a description of the methodologies and assumptions used to determine the estimated fair values for the Company’s significant financial instruments.

Cash Equivalents: Cash equivalents represent amounts held in mutual funds that invest in short-term United States Treasury funds or other short-term investments. Due to the short-term nature of these investments, their carrying values were assumed to approximate fair value.

Accounts Receivable, Accounts Payable and Accrued Liabilities: The carrying amount was assumed to approximate the fair value because of the liquidity or short-term maturity of these instruments.

Senior Debt: Based on available evidence, including certain trading prices, the estimated fair value of the Term Loan as of March 31, 2011 approximated its carrying value of $346.5 million.

Senior Notes: Based on available evidence, including certain trading prices, the estimated fair value of the Senior Notes as of March 31, 2011 was $431.0 million compared to the carrying value of $400.0 million.

Other Long-Term Liabilities, including the SERP: The Company’s liability under the SERP was initially recorded at its estimated fair value as of the Fresh-Start Date. The Company evaluates the estimated fair value of the SERP liability as of each reporting date to determine if any significant changes have occurred in the underlying assumptions. Any change in the fair value is recognized in the statement of operations at the time of adjustment. The terms of the Company’s other long-term liabilities approximate the terms in the marketplace. Therefore, the fair values approximated the carrying values of these financial instruments.

14. Reportable Segments

The Company operates two reportable segments, Radio Markets and Radio Network, as there is discrete financial information available for each segment and the segment operating results are reviewed by the chief operating decision maker. The Radio Markets’ revenue is primarily derived from the sale of broadcasting time to local, regional and national advertisers. Revenue for the Radio Network is generated primarily through national advertising. The Company presents segment operating income (“SOI”), which is not calculated according to accounting principles generally accepted in the United States, as the primary measure of operating performance; for planning purposes, including the preparation of the Company’s annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to facilitate a comparison of our results with those of other companies; in communications with our board of directors concerning our financial performance; and when determining management’s incentive compensation. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, non-cash compensation expense, corporate general and administrative expenses, and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Net revenue:
Radio Markets	$136,365	$138,144
Radio Network	24,870	28,059

Segment revenue	$161,235	$166,203

Intersegment revenue:
Radio Markets	$(1,213)	$(1,175)
Radio Network	—	—

Total intersegment revenue	$(1,213)	$(1,175)

Net revenue	$160,022	$165,028

SOI:
Radio Markets	$46,961	$46,384
Radio Network	1,154	3,354
Corporate general and administrative	(14,452)	(5,160)
Local marketing agreement fees	(99)	(269)
Non-cash compensation expense	(2,807)	(319)
Depreciation and amortization	(23,043)	(6,855)
Other, net	(7,284)	2

Operating income	430	37,137

Reorganization items, net	—	13,480
Interest expense, net	12,411	10,521

(Loss) income before income taxes	(11,981)	13,136

Income tax (benefit) expense	(5,343)	1,656

Net (loss) income	$(6,638)	$11,480

Segment local marketing agreement fees:
Radio Markets	$99	$269
Radio Network	—	—

Total segment local marketing agreement fees	$99	$269

Segment non-cash compensation expense:
Radio Markets	$2,486	$297
Radio Network	321	22

Total segment non-cash compensation expense	$2,807	$319

Segment depreciation and amortization:
Radio Markets	$19,588	$5,031
Radio Network	3,455	1,824

Total segment depreciation and amortization	$23,043	$6,855

	Successor
	March 31, 2011	December 31, 2010
	(in thousands)
Identifiable assets:
Radio Markets, exclusive of goodwill shown separately below	$1,383,981	$1,416,723
Goodwill	719,229	719,229

Total Radio Markets identifiable assets	$2,103,210	$2,135,952

Radio Network, exclusive of goodwill shown separately below	$107,903	$103,130
Goodwill	44,620	44,620

Total Radio Network identifiable assets	$152,523	$147,750

Corporate and other identifiable assets	$151,712	$124,412

Total assets	$2,407,445	$2,408,114

15. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Effective December 31, 2009, the Company’s radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired. The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, had reached an agreement with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on long-term fees between the RMLC and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period. In May 2010 and June 2010, the U.S. District Court’s judges charged with determining the license fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC. When the license fee negotiations are finalized, the rate will be retroactive to January 1, 2010, and the amounts could be greater or less than the temporary fees and could be material to the Company’s financial results and cash flows.

Litigation

On March 14, 2011, the Company, its board of directors, and Cumulus were named in a putative shareholder class action complaint filed in the District Court of Clark County, Nevada, by a purported Citadel shareholder. On March 23, 2011, these same defendants, as well as Cadet Holding Corporation and Cadet Merger Corporation, were named in a second putative shareholder class action complaint filed in the same court by another purported Citadel shareholder. The complaints allege that the Company’s directors breached their fiduciary duties by approving the Cumulus Merger for allegedly inadequate consideration and following an allegedly unfair sale process. The complaint in the first action also alleges that the Company’s directors breached their fiduciary duties by allegedly withholding material information relating to the Cumulus Merger. The two complaints further allege that the Company and Cumulus aided and abetted the Citadel directors’ alleged breaches of fiduciary duty, and the complaint filed in the second action alleges, additionally, that Cadet Holding Company and Cadet Merger Corporation aided and abetted these alleged breaches of fiduciary duty. The complaints seek, among other things, a declaration that the action can proceed as a class action, an order enjoining the completion of the Cumulus Merger, rescission of the Cumulus Merger, attorneys’ fees, and such other relief as the court deems just and proper. The complaint filed in the second action also seeks rescissory damages.

On May 6, 2011, a third action challenging the Cumulus Merger was filed. In particular, on that date, two purported common stockholders of the Company filed a putative class action complaint against the Company, its board of directors, Cumulus, Cadet Holding Corporation, and Cadet Merger Corporation in the Court of Chancery of the State of Delaware. The complaint alleges that these directors breached their fiduciary duties to the Company’s stockholders by approving the Cumulus Merger for allegedly inadequate consideration and following an allegedly unfair sale process and that the remaining defendants aided and abetted these alleged breaches. The complaint seeks, among other things, an order enjoining the Cumulus Merger, a declaration that the action is properly maintainable as a class action, and rescission of the merger agreement, as well as attorneys’ fees and costs. The Company intends to vigorously defend against these actions.

On the Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. Upon commencement of the Chapter 11 Proceedings, the Debtors also announced that they had reached an accord with over 60% of their senior secured lenders on the terms of a pre-negotiated financial restructuring that sought to extinguish approximately $1.4 billion of indebtedness. Specifically, the Company entered into a letter agreement, effective as of the Petition Date (the “Emergence Plan Support Agreement”), with over 60% of the holders of the Company’s secured debt issued pursuant to the Predecessor Senior Credit and Term Facility.

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

On the Confirmation Date, the Bankruptcy Court entered the Confirmation Order confirming the Emergence Plan, and on May 26, 2010, the FCC granted the long form applications for transfer of control of the Company’s FCC licenses to the new stockholders of the Company.

On the Emergence Date, the Debtors consummated their reorganization, and the Emergence Plan became effective. The distribution of securities of the new reorganized successor to the Company under the Emergence Plan was made on the Emergence Date. Under the Emergence Plan, the Debtors distributed three forms of equity: class A common stock; class B common stock; and the Special Warrants.

Pursuant to the Bankruptcy Code, pre-petition claims (including secured, unsecured, priority and administrative claims) of the Debtors are evidenced in the schedules of liabilities filed by the Debtors with the Bankruptcy Court and by proofs of claim filed by creditors. The process to resolve these claims continues until all pre-petition claims are resolved. In connection with resolving these claims, certain claims could result in additional expense or income in the Successor’s financial statements if actual results differ from estimated liabilities, and such additional expense or income could be material.

The Company is involved in certain other claims and lawsuits arising in the ordinary course of its business. The Company believes that such litigation and claims will be resolved without a material adverse impact on its results of operations, cash flows or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Citadel Broadcasting Corporation is the third largest radio broadcasting company in the United States based on net radio revenue, behind Clear Channel Communications, Inc. and CBS Corporation. Citadel Broadcasting Corporation owns and operates radio stations and holds FCC licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. Citadel Broadcasting Corporation aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). Citadel Broadcasting Corporation has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. Our primary business segment is the Radio Markets segment, which consisted of 225 owned and operated radio stations located in over 50 markets across the continental United States as of March 31, 2011. Our other business segment is the Radio Network, one of the largest radio networks in the country, which produces and distributes a variety of radio programming and formats that are syndicated across approximately 4,000 station affiliates and 9,000 program affiliations. Our top 25 markets accounted for 77% and 76% of the Radio Markets segment revenue for the three months ended March 31, 2011 and 2010. The Radio Markets segment and the Radio Network segment contributed 85% and 15%, respectively, of our consolidated net revenue for the quarter ended March 31, 2011 and 83% and 17%, respectively, for the quarter ended March 31, 2010.

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

Plan of Reorganization

On December 20, 2009 (the “Petition Date”), Citadel Broadcasting Corporation and certain of its subsidiaries (collectively, the “Debtors,” and, together with its other consolidated subsidiaries, the “Company”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (collectively, the “Chapter 11 Proceedings”). On May 10, 2010, the Debtors filed the second modified joint plan of reorganization of Citadel Broadcasting Corporation and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (including all modifications, the “Emergence Plan”), and on May 19, 2010 (the “Confirmation Date”), the Bankruptcy Court entered an order (the “Confirmation Order”), confirming the Emergence Plan. On June 3, 2010 (the “Emergence Date”), the Debtors consummated their reorganization and the Emergence Plan became effective. As a result, the Company is considered a successor registrant and, pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s class A common stock is deemed to be registered pursuant to Section 12(g) of the Exchange Act.

Under the Emergence Plan, the Debtors distributed three forms of equity: class A common stock (currently traded over-the-counter under the symbol “CDELA”); class B common stock (currently traded over-the-counter under the symbol “CDELB”); and Special Warrants (as defined in Item 1. “Financial Statements (unaudited),” Note 9) to purchase class B common stock (currently traded over-the- counter under the symbol “CDDGW”).

ABC Radio Merger

In February 2006, the Company and Alphabet Acquisition Corp., a wholly-owned subsidiary of the Company (“ABC Merger Sub”), entered into an agreement and plan of merger with The Walt Disney Company (“TWDC”), and ABC Radio Holdings, Inc. (“ABC Radio”), a wholly-owned subsidiary of TWDC. The Company, ABC Merger Sub, TWDC and ABC Radio consummated the (i) separation of the ABC Radio Network business and 22 ABC radio stations (collectively, the “ABC Radio Business”) from TWDC and its subsidiaries, (ii) spin-off of ABC Radio, which holds the ABC Radio Business, and (iii) merger of ABC Merger Sub with and into ABC Radio, with ABC Radio surviving as a wholly-owned subsidiary of the Company (the “ABC Merger”). In connection with these transactions, TWDC retained cash from the proceeds of debt incurred by ABC Radio in June 2007 in the amount of $1.35 billion (the “ABC Radio Debt”). Immediately thereafter, the separate corporate existence of ABC Merger Sub ceased, and ABC Radio was renamed Alphabet Acquisition Corp. The ABC Merger became effective in June 2007.

To effectuate the ABC Merger, the Predecessor entered into a credit agreement which provided for $200 million in revolving loans through June 2013, $600 million term loans maturing in June 2013 (“Tranche A Term Loans”), and $1,535 million term loans maturing in June 2014 (“Tranche B Term Loans”) (collectively, the “Predecessor Senior Credit and Term Facility”).

2010 Refinancing Transactions

In accordance with the Emergence Plan, approximately $2.1 billion of the debt outstanding under the Predecessor Senior Credit and Term Facility was converted into a term loan dated as of the Emergence Date among the Company, the several lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (the “Emergence Term Loan Facility”) with an initial principal amount of $762.5 million and a five-year term.

The Company entered into a new credit agreement dated as of December 10, 2010 (the “Credit Agreement”) by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The Credit Agreement consists of a term loan credit facility of $350.0 million with a term of six years (the “Term Loan”) and a revolving credit facility in the amount of $150.0 million under which a swing line sub-facility of up to $30.0 million may be borrowed and letters of credit may be issued (the “Revolving Loan,” together with the Term Loan, the “Credit Facilities”). The Revolving Loan was undrawn at closing and remained undrawn as of March 31, 2011; however, we had $147.1 million of availability under the Revolving Loan due to outstanding letters of credit of $2.9 million. The Company used the proceeds of the Term Loan, along with the net proceeds from the concurrent issuance of $400.0 million aggregate principal amount of senior notes (the “Senior Notes”) and cash on hand to repay the amounts outstanding under its Emergence Term Loan Facility. See additional discussion under the “Senior Debt” and “Senior Notes” sections below.

Pending Transaction

On March 10, 2011, the Company entered into a definitive merger agreement with Cumulus Media Inc., a Delaware corporation (“Cumulus”), Cadet Holding Corporation, a Delaware corporation and wholly-owned subsidiary of Cumulus (“HoldCo”), and Cadet Merger Corporation, a Delaware corporation and wholly-owned subsidiary of HoldCo (“Cumulus Merger Sub”), which provides that, upon completion of the merger of Cumulus Merger Sub into the Company (the “Cumulus Merger”), each outstanding share of class A common stock and class B common stock of the Company (other than shares owned by Cumulus Merger Sub, held in treasury by the Company or pursuant to which a holder has properly exercised and perfected appraisal rights under Delaware law), will, at the election of the holder thereof and subject to proration as described below, be converted into the right to receive (i) $37.00 in cash (the “Cash Consideration”), or (ii) 8.525 shares of class A common stock, par value $0.01 per share, of Cumulus (the “Stock Consideration” and, together with the Cash Consideration, the “Cumulus Merger Consideration”). In addition, holders of Special Warrants to purchase class B common stock of the Company will have the right to elect to have their Special Warrants adjusted at the effective time of the Cumulus Merger to become the right to receive upon exercise the (i) Cash Consideration or (ii) Stock Consideration, subject to proration as described below.

Holders of nonvested shares of the Company’s class A common stock will be eligible to receive the Cumulus Merger Consideration for their shares pursuant to the original vesting schedule for such shares.

The merger agreement provides that each holder of the Company’s common stock and/or Special Warrants may elect to receive the Cash Consideration or the Stock Consideration for all or any number of such holder’s common stock and/or Special Warrants, however, such elections will be prorated, and consideration adjusted, so that Cumulus will not issue in excess of 151,485,282 shares of Cumulus class A Common Stock (as increased for the exercise of stock options of the Company prior to closing of the Cumulus Merger) or pay in excess of $1,408,728,600 in cash (less the cash value of any dissenting shares and increased for the exercise of Company stock options prior to closing of the Cumulus Merger). In circumstances where holders of common stock and/or Special Warrants of the Company make aggregate elections which exceed either the aggregate available Cash Consideration or aggregate available Stock Consideration, holders of common stock and/or Special Warrants of the Company will receive a combination of Cash Consideration and Stock Consideration pursuant to the terms of the merger agreement. Holders of common stock and/or Special Warrants of the Company who do not make an election will receive the consideration choice selected by the majority of Company stockholders and warrantholders, subject to the proration described above.

Cumulus has obtained equity and debt financing commitments, subject to certain conditions set forth in definitive agreements related to such commitments, for the transactions contemplated by the merger agreement, the proceeds of which, in addition to cash on hand, will be sufficient for Cumulus to pay the cash portion of the aggregate Cumulus Merger Consideration contemplated by the merger agreement and any associated fees and expenses. In connection with the transactions contemplated by the merger agreement, UBS Securities LLC and affiliates of Crestview Partners and Macquarie Capital (all three, the “Equity Investors” and affiliates of Crestview Partners and Macquarie Capital, the “Original Equity Investors”) have agreed, concurrently with the closing of the Cumulus Merger, to make an equity investment in Cumulus in an aggregate amount of up to $500 million on the terms and subject to the conditions set forth in the investment agreement (as amended from time to time) entered into by the Equity Investors and Cumulus in connection with the Cumulus Merger. Certain affiliates of the Original Equity Investors have guaranteed the respective payment obligations of the termination fees payable by the Equity Investors if the merger agreement is terminated under specified circumstances, pursuant to limited guarantees executed in favor of the Company.

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

Pursuant to the merger agreement, except as Cumulus may otherwise consent to in writing (which consent will not be unreasonably withheld, conditioned or delayed), the Company has agreed to (i) conduct, in all material respects, its business in the ordinary course; (ii) use commercially reasonable efforts to preserve intact its business organization and significant business relationships and to retain the services of current key officers and key employees; (iii) use commercially reasonable efforts to comply with the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and FCC rules and policies in the operation of its stations; (iv) promptly deliver to Cumulus copies of any material reports or applications filed with the FCC, subject to certain exceptions; (v) promptly notify Cumulus of any inquiry, investigation or proceeding which to its knowledge has been initiated by the FCC relating to its stations, subject to certain exceptions; and (vi) diligently prosecute any pending FCC applications or any other filings necessary or appropriate in other proceedings before the FCC to preserve or obtain any FCC authorization for its stations without material adverse modification, subject to certain exceptions. In addition, under the merger agreement, the Company is not permitted to, without the prior written consent of Cumulus (which consent will not be unreasonably withheld, conditioned or delayed): (a) incur indebtedness, subject to certain exceptions; (b) (i) adjust, split, combine or reclassify any of its capital stock, (ii) make, declare or pay any dividend, or make any other distribution on, or redeem, purchase or otherwise acquire, any shares of its capital stock or any convertible or exchangeable securities, subject to certain exceptions, (iii) grant any stock appreciation rights or rights to acquire shares of its capital stock, other than grants to employees in the ordinary course of business, or (iv) issue any additional shares of capital stock, subject to certain exceptions; (c) change certain specified compensation arrangements, subject to certain exceptions; (d) sell, transfer, mortgage, encumber or otherwise dispose of any of its properties or assets, subject to certain exceptions; (e) cancel, release, settle or assign any indebtedness or third party claim, action or proceeding, subject to certain exceptions; (f) enter into any local marketing agreement in respect of the programming of any radio or television broadcast station or contract for the acquisition or sale of any radio broadcast station, subject to certain exceptions; (g) enter into any new material line of business, subject to certain exceptions; (h) amend its charter or by-laws or terminate, amend or waive any provisions of any confidentiality or standstill agreements in place with any third parties; (i) except as required by GAAP or the Securities and Exchange Commission as concurred in by its independent auditors or in the ordinary course of business, make any material change in its methods or principles of accounting or make or change any material tax election; (j) enter into or amend in any material respect or waive any of its material rights under specified contracts, subject to certain exceptions; (k) adopt or recommend a plan of dissolution, liquidation, recapitalization, restructuring or other reorganization; (l) except as required by law, enter into or amend in any material respect any collective bargaining agreement; or (m) agree to take, make any commitment to take, or adopt specified resolutions of its board of directors. These constraints could significantly impact the Company’s operations and business strategy as discussed in this report prior to the consummation of the proposed Cumulus Merger or the termination of the merger agreement.

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

It is anticipated that the funds necessary to consummate the Cumulus Merger and related transactions will be funded by new credit facilities, private and/or public offerings of debt securities and equity financing of Cumulus. Under the merger agreement, upon request by Cumulus, the Company has agreed to commence a debt tender offer to purchase the existing Senior Notes. As part of the debt tender offer, the Company will solicit the consent of the holders to amend, eliminate or waive certain sections (as specified by Cumulus) of the applicable indenture governing the Senior Notes. The closing of the debt tender offer will be conditioned on the occurrence of the closing of the Cumulus Merger, but the closing of the Cumulus Merger and the debt financing are not conditioned upon the closing of the debt tender offer.

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

Management’s discussion and analysis of the results of operations and of liquidity compare the Successor three months ended March 31, 2011 to the Predecessor three months ended March 31, 2010.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. Our Radio Markets’ net broadcast revenue generated from the sale of local advertising and national advertising for each of the three months ended March 31, 2011 and 2010 was approximately 79% and 21%, respectively. The major categories of our Radio Markets’ advertisers include automotive companies, fast food chains, entertainment companies, medical companies, banks, and retail and grocery merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

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

Both our Radio Markets and Radio Network compete for creative and performing on-air talent in a highly competitive industry with other radio stations, radio networks and other competing media. As such, while the Company tries to hire and retain key on-air and programming personnel, we may not be successful in doing so. While the Company does not believe that the loss of any one or two on-air personalities would have a material adverse effect on our consolidated financial condition and results of operations, the Company’s overall loss of several key on-air personalities combined could have a material adverse effect on our business, and there can be no assurance that we will be able to replace or to retain such key on-air personalities.

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

During both the quarters ended March 31, 2011 and 2010, we concluded that there had been no conditions or events that would require an interim asset impairment analysis. If market conditions and operational performance of our reporting units were to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our intangible assets below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

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

Additionally, as opportunities arise, we may, on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. This could have an immediate negative impact on a station’s ratings, and there are no guarantees that the modification or change to a station’s format will be beneficial at some future time. In addition, we try to hire and retain key on-air and programming personnel, but may not be successful in doing so. Our management is continually focused on these opportunities as well as the risks and uncertainties associated with any change to a station’s format, key on-air personalities or programming personnel. We believe that the diversification of formats at our stations helps to insulate our Radio Markets from the effects of changes in the musical tastes of the public with respect to any particular format. We strive to develop strong listener loyalty as audience ratings in local markets are crucial to our stations’ financial success.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Revenue

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended	Three Month
	March 31, 2011	March 31, 2010	$ Change
		(Amounts in millions)
Net revenue:
Local	$106.8	$107.6	$(0.8)
National	53.2	57.4	(4.2)

Net revenue	$160.0	$165.0	$(5.0)

Net revenue for the three months ended March 31, 2011 decreased by approximately $5.0 million, or 3.0%, from approximately $165.0 million during the three months ended March 31, 2010 to approximately $160.0 million. This decrease was due to lower revenue of $3.3 million from our Radio Network and $1.7 million from our Radio Markets. The decrease in revenue at our Radio Network segment was due in part to lower sales representation revenue and lower revenue from our Urban and news-related radar networks, as well as the elimination of certain unprofitable programs in 2010.

Our revenue at the Radio Markets was negatively impacted by lower political revenues, as well lower national revenue and the termination of a local marketing agreement to operate a station in Knoxville, TN in the second quarter of 2010. Generally, our stations in medium to small metropolitan markets performed better than those stations in larger metropolitan markets.

Cost of Revenue

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Month $ Change
		(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$68.5	$69.0	$(0.5)

Cost of revenue decreased approximately $0.5 million, or 0.7%, to $68.5 million for the three months ended March 31, 2011 as compared to $69.0 million for the three months ended March 31, 2010. This decrease was primarily attributable to reductions in programming costs at both the Radio Markets and the Radio Network, including reductions in compensation costs, partially offset by increases in both advertising and promotion expense and non-cash compensation expense at the Radio Markets and an increase in compensation paid to affiliates at the Radio Network.

We expect to recognize approximately $1.7 million of non-cash compensation expense as cost of revenue throughout the remainder of 2011.

Selling, General and Administrative

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Month $ Change
		(Amounts in millions)
Selling, general and administrative expenses	$46.2	$46.6	$(0.4)

Selling, general and administrative expenses for the three months ended March 31, 2011 decreased approximately $0.4 million, or 0.9%, to $46.2 million from $46.6 million for the three months ended March 31, 2010. This decrease was primarily attributed to reductions in selling-related costs at both the Radio Markets and Radio Network, and a reduction in general and administrative expenses, primarily compensation costs, at the Radio Network, partially offset by an increase in non-cash compensation expense at the Radio Markets.

We expect to recognize approximately $5.6 million of non-cash compensation expense as selling, general and administrative expense throughout the remainder of 2011.

Corporate General and Administrative Expenses

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Month $ Change
		(Amounts in millions)
Corporate general and administrative expenses	$14.5	$5.2	$9.3

Corporate general and administrative expenses increased $9.3 million, or 178.8%, from $5.2 million during the three months ended March 31, 2010 to $14.5 million for the three months ended March 31, 2011. The increase was primarily the result of increased non-cash compensation expense, which was approximately $9.5 million for the quarter ended March 31, 2011, of which $9.2 million related to equity awards granted under the Citadel Broadcasting Corporation 2010 Equity Incentive Plan. Excluding non-cash compensation, corporate general and administrative expenses for the first quarter of 2011 remained relatively consistent with the 2010 first quarter.

We expect to recognize approximately $24.7 million of non-cash compensation expense as corporate general and administrative expense throughout the remainder of 2011.

Depreciation and Amortization

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Month $ Change
		(Amounts in millions)
Depreciation and amortization:
Depreciation	$4.0	$3.7	$0.3
Amortization	19.0	3.1	15.9

Total depreciation and amortization	$23.0	$6.8	$16.2

Depreciation and amortization expense was $23.0 million during the three months ended March 31, 2011, compared to $6.8 million for the three months ended March 31, 2010, an increase of $16.2 million, or 238.2%. This increase in depreciation and amortization expense is attributable to a $15.9 million increase in amortization expense due mainly to the increase in fair value of the Successor’s customer relationships at the Radio Markets as of the Fresh-Start Date.

As a result of the application of fresh-start reporting, we increased the carrying values of definite-lived intangible assets by $243.6 million. Accordingly, we expect to recognize approximately $57.0 million of amortization expense throughout the remainder of 2011 related to these definite-lived intangible assets.

Other, Net

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Month $ Change
		(Amounts in millions)
Other, net	$7.3	$—	$7.3

For the three months ended March 31, 2011, other, net of approximately $7.3 million includes approximately $6.5 million in costs related to the Cumulus Merger. There were no such costs during the same period of 2010.

Operating Income

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Month $ Change
		(Amounts in millions)
Operating income	$0.4	$37.1	$(36.7)

Operating income decreased by approximately $36.7 million, from $37.1 million for the first quarter of 2010 to $0.4 million for the first quarter of 2011. The decrease in operating income is primarily the result of an increase in depreciation and amortization expense of $16.2 million due to the application of fresh-start accounting, which required the Company to fair value its assets and liabilities as of the Fresh-Start Date, an increase of $11.8 million in non-cash compensation expense related to the issuance of non-vested shares of class A common stock and options to purchase shares of class A common stock in the second half of 2010 and an increase of $7.3 million in other, net, primarily due to Cumulus Merger-related costs.

Reorganization Items, Net

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Month $ Change
		(Amounts in millions)
Reorganization items, net	$—	$13.5	$(13.5)

Reorganization costs associated with the Predecessor’s bankruptcy filing in December 2009 were $13.5 million for the three months ended March 31, 2010. This amount represented $11.4 million in professional fees paid for legal, consulting, and other related services and $2.1 million to adjust the liability related to rejected executory contracts to their estimated allowed claim amounts. There were no similar costs during the first quarter of 2011.

Interest Expense, Net

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Month $ Change
		(Amounts in millions)
Interest expense, net	$12.4	$10.5	$1.9

Net interest expense increased to $12.4 million for the three months ended March 31, 2011 from $10.5 million for the three months ended March 31, 2010, an increase of $1.9 million, which is reflective of the fact that the Predecessor Senior Credit and Term Facility remained outstanding in the prior year first quarter.

During the three months ended March 31, 2011, interest expense was incurred on the Term Loan and Senior Notes at annual rates of 4.25% and 7.75%, respectively. In addition, the Company recognized $1.0 million of amortization expense of debt issuance costs related to its Credit Facilities and Senior Notes.

During the quarter ended March 31, 2010, the Predecessor Senior Credit and Term Facility had not yet been restructured, and interest expense was incurred on the $2.1 billion outstanding thereunder at a rate of approximately 2.0%.

During the period from the Fresh-Start Date through December 10, 2010, interest expense was incurred on the Emergence Term Loan Facility with an initial principal amount of $762.5 million at 11.0%. On December 10, 2010 the Company refinanced the Emergence Term Loan Facility with the net proceeds from the issuance of $400.0 million aggregate principal amount of Senior Notes and borrowings of $350.0 million under the Term Loan, along with cash on hand. Interest was incurred under the Senior Notes and Term Loan through March 31, 2011 at annual rates of 7.75% and 4.25%, respectively.

The refinancing of the Emergence Term Loan in December 2010 resulted in lower interest expense of approximately $8.6 million for the quarter (assuming constant interest rates from those in effect during each of (1) the quarter ended March 31, 2011 (related to the Term Loan and the Senior Notes) and (2) the period that the Emergence Term Loan was outstanding). Absent the refinancing, interest expense for the quarter ended March 31, 2011 would have been approximately $21.0 million as compared to the $12.4 million incurred by the Company. The Company expects these savings to continue through the end of 2011.

Income Taxes

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Month $ Change
		(Amounts in millions)
Income tax (benefit) expense	$(5.3)	$1.7	$(7.0)

For the quarter ended March 31, 2011, the Company recognized an income tax benefit of $5.3 million based on a loss before income taxes of $12.0 million, or an effective tax rate of 44.6%. This effective rate differs from the federal tax rate of 35% primarily due to state income taxes, net of federal benefit, and other permanent differences.

For the quarter ended March 31, 2010, the Predecessor recognized income tax expense of $1.7 million based on income before income taxes of $13.1 million, or an effective tax rate of 12.6%. This effective rate differed from the federal tax rate of 35% primarily due to changes in the Predecessor’s valuation allowance.

Net (Loss) Income

Net loss was $6.6 million, or $(0.15) per basic and diluted share, for the three months ended March 31, 2011 compared to net income of $11.5 million, or $0.04 per basic and diluted share, for the quarter ended March 31, 2010 as a result of the factors described above.

Basic earnings per share for the three months ended March 31, 2011 includes the outstanding amount of both class A and class B common stock, as well as Special Warrants, whether outstanding or held in reserve to be issued. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares. Potentially dilutive equivalent shares of the Successor’s class A common stock include approximately 0.4 million additional shares related to outstanding nonvested shares of class A common stock for the quarter ended March 31, 2011, which were excluded from the computation of diluted weighted average shares outstanding as their effect was antidilutive due to the net loss reported. There were no potentially dilutive equivalent shares related to options to purchase shares of class A common stock for the three months ended March 31, 2011.

The diluted shares outstanding for the three months ended March 31, 2010 include approximately 1.9 million shares of common stock of the Predecessor related to the conversion of the Predecessor’s convertible subordinated notes. While operating under Chapter 11 of the Bankruptcy Code, the Predecessor was prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. Therefore, for the three months ended March 31, 2010, there was no related interest expense to consider in the calculation of the Predecessor’s diluted shares. There are no potentially dilutive equivalent shares related to nonvested shares of common stock or options to purchase shares of common stock for the three months ended March 31, 2010.

Segment Results of Operations

The Company presents segment operating income (“SOI”), which is a non-GAAP measure, as a primary measure of operating performance; for planning purposes, including the preparation of the Company’s annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to facilitate a comparison of our results with those of other companies; in communications with our board of directors concerning our financial performance; and when determining management’s incentive compensation. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, non-cash compensation expense, corporate general and administrative expenses, and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of SOI to the Company’s consolidated condensed results of operations is presented at Item 1. “Financial Statements (unaudited),” Note 14.

The following tables present the Company’s revenue, SOI, local marketing agreement fees, non-cash compensation expense and depreciation and amortization by segment for the three months ended March 31, 2011 and 2010.

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(Amounts in millions)
Net revenue:
Radio Markets	$136.4	$138.1
Radio Network	24.8	28.1

Segment revenue	$161.2	$166.2

Intersegment revenue:
Radio Markets	$(1.2)	$(1.2)
Radio Network	—	—

Total intersegment revenue	$(1.2)	$(1.2)

Net revenue	$160.0	$165.0

SOI:
Radio Markets	$47.0	$46.4
Radio Network	1.2	3.4
Corporate general and administrative	(14.6)	(5.2)
Local marketing agreement fees	(0.1)	(0.3)
Non-cash compensation expense	(2.8)	(0.3)
Depreciation and amortization	(23.0)	(6.8)
Other, net	(7.3)	—

Total operating income	$0.4	$37.2

Local marketing agreement fees
Radio Markets	$0.1	$0.3
Radio Network	—	—

Total local marketing agreement fees	$0.1	$0.3

Segment non-cash compensation expense:
Radio Markets	$2.5	$0.3
Radio Network	0.3	—

Total segment non-cash compensation expense	$2.8	$0.3

Segment depreciation and amortization:
Radio Markets	$19.6	$5.0
Radio Network	3.4	1.8

Total segment depreciation and amortization	$23.0	$6.8

Three Months Ended March, 2011 Compared to Three Months Ended March 31, 2010

Radio Markets

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(Amounts in millions)
Radio Markets
Net revenue	$136.4	$138.1
SOI	$47.0	$46.4

Radio Markets revenue decreased to $136.4 million for the three months ended March 31, 2011 from $138.1 million for the three months ended March 31, 2010, a decrease of $1.7 million, or 1.2%. Our revenue at the Radio Markets was negatively impacted by lower political revenues, as well as lower national revenue and the termination of a local marketing agreement to operate a station in Knoxville, TN in the second quarter of 2010. Generally, our stations in medium to small metropolitan markets performed better than those stations in larger metropolitan markets.

SOI was $47.0 million for the three months ended March 31, 2011 as compared to $46.4 million for the three months ended March 31, 2010, an increase of $0.6 million, or 1.3%. The increase in SOI for the three months ended March 31, 2011 was primarily the result of reductions in programming and selling-related expenses, including reductions in compensation costs, partially offset by the $1.7 million decrease in net revenue.

Radio Network

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(Amounts in millions)
Radio Network
Net revenue	$24.8	$28.1
SOI	$1.2	$3.4

Radio Network net revenue decreased $3.3 million, or 11.7%, to $24.8 million for the three months ended March 31, 2011, from $28.1 million for the three months ended March 31, 2010. This decrease was due in part to lower sales representation revenue and lower revenue from our Urban and news-related radar networks, as well as the elimination of certain unprofitable programs in 2010.

Radio Network SOI was $1.2 million for the three months ended March 31, 2011 as compared to $3.4 million for the three months ended March 31, 2010, a decrease of $2.2 million, or 64.7%. The decrease in SOI for the three months ended March 31, 2011 was primarily the result of the $3.3 million decrease in net revenue, partially offset by decreases in general and administrative expenses, primarily compensation costs, and selling-related expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and cash provided by the operations of our Radio Markets and our Radio Network and available borrowings under our Revolving Loan.

Operating Activities

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Month $ Change
		(Amounts in millions)
Net cash provided by operating activities	$36.9	$48.5	$(11.6)

Net cash provided by operating activities was $36.9 million for the three months ended March 31, 2011 as compared to $48.5 million for the three months ended March 31, 2010. The decrease of $11.6 million was primarily due to the decrease in net revenue of $5.0 million, a reduction in cash provided by working capital of $15.1 million and cash paid for Cumulus Merger-related items of $6.5 million, partially offset by decreases in operating expenses and cash paid for interest of $3.3 million and $13.6 million, respectively.

Investing Activities

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Month $ Change
		(Amounts in millions)
Net cash provided by (used in) investing activities	$0.4	$(5.8)	$6.2

Net cash provided by investing activities for the three months ended March 31, 2011 of $0.4 million consists primarily of net cash proceeds of $1.9 million from the sale of a station partially offset by capital expenditures of $1.6 million. Cash used in investing activities of $5.8 million in the prior year period consisted primarily of capital expenditures of $2.2 million and an investment of $3.7 million in restricted cash.

Financing Activities

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Month $ Change
		(Amounts in millions)
Net cash used in financing activities	$(3.7)	$—	$(3.7)

Net cash used in financing activities was $3.7 million for the three months ended March 31, 2011 as compared to less than $0.1 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, the Company made a principal payment in the amount of $3.5 million on the Term Loan, representing all principal amounts due during 2011.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes and capital expenditures. Our capital expenditures totaled $1.6 million during the three months ended March 31, 2011, as compared to $2.2 million during the three months ended March 31, 2010. At March 31, 2011, we had cash and cash equivalents of $145.3 million. Based on our anticipated future operations, we believe that cash on hand, expected cash flows and available borrowings under our Revolving Loan will be adequate to meet our anticipated working capital requirements, capital expenditures for both maintenance and growth, and scheduled payments of principal and interest on our outstanding indebtedness for at least the next twelve months.

Senior Debt

Senior debt consists of the following as of March 31, 2011 and December 31, 2010:

	Successor
	March 31, 2011	December 31, 2010
	(in thousands)
Type of Borrowing
Term Loan	$346,500	$350,000
Less current portion of senior debt	875	3,500

Total senior debt less current portion	$345,625	$346,500

On the Emergence Date, approximately $2.1 billion of the debt outstanding under the Predecessor Senior Credit and Term Facility was converted into the Emergence Term Loan Facility, which was guaranteed by the Company’s operating subsidiaries. The initial principal amount of $762.5 million under the Emergence Term Loan Facility was payable in 20 consecutive quarterly installments of approximately $1.9 million, due on the last day of each fiscal quarter, which commenced on September 30, 2010, with a final maturity of $724.4 million on June 3, 2015. A valuation adjustment of $19.1 million was recorded to reflect the Emergence Term Loan Facility at its estimated fair value upon issuance. This valuation adjustment was being amortized as a reduction of interest expense, net over the contractual term of the Emergence Term Loan Facility. At the Company’s election, interest on outstanding principal for the Emergence Term Loan Facility accrued at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; or (3) the one-month Eurodollar rate plus 1.0%, in all cases subject to a 4.0% floor, plus, in each case, a spread of 7.0% or (b) the Eurodollar rate, subject to a 3.0% floor, plus 8.0%.

During the period from the Fresh-Start Date through December 10, 2010, interest expense was incurred on the Emergence Term Loan Facility at 11.0%. On December 10, 2010 the Company refinanced the Emergence Term Loan Facility with the proceeds from the issuance of $400.0 million in Senior Notes (see Item 1. “Financial Statements (unaudited),” Note 8) and borrowings of $350.0 million under the Term Loan, along with cash on hand. Interest was incurred on the Term Loan during the first quarter of 2011 at an annual rate of 4.25%.

The Company incurred $12.0 million of debt issuance costs in connection with the Credit Facilities, and amortization of these costs was $0.7 million during the three months ended March 31, 2011.

The Credit Facilities are unconditionally guaranteed by certain of the Company’s subsidiaries and secured by the following: (a) a perfected first priority security interest in, among other things, all accounts receivable, inventory, cash, personal property, material intellectual property and, in each case, proceeds thereof (subject to certain exceptions) of the Company and its guarantor subsidiaries; and (b) a perfected first priority pledge of the capital stock in the Company’s subsidiaries.

The proceeds from the Term Loan and the Revolving Loan bear interest at either (A) ABR (as defined in the Credit Agreement) subject to a 2.0% floor, plus 2.25% or (B) Eurodollar Rate (as defined in the Credit Agreement) subject to a 1.0% floor, plus 3.25%, depending on the Company’s designation.

The Term Loan is payable in quarterly payments of $875,000, which commenced on March 31, 2011, with the remaining amount payable on December 30, 2016. Outstanding amounts under the Revolving Loan are payable on December 10, 2013. During the three months ended March 31, 2011, the Company made a principal payment in the amount of $3.5 million, representing all principal amounts due during 2011.

The Credit Agreement requires compliance with a consolidated total leverage ratio of 4.5 to 1.0 as of March 31, 2011 (with stepdowns thereafter), a senior secured leverage ratio of 2.25 to 1.0 and consolidated interest coverage ratio of 2.5 to 1.0.

The Credit Agreement also contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit the Company’s ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; or pay dividends or repurchase stock.

The Company was in compliance with the covenants under its Term Loan as of March 31, 2011.

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

The Senior Notes are redeemable, in whole or in part, at any time after December 15, 2014, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date. At any time prior to December 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds from one or more equity offerings at a redemption price equal to 107.75% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to December 15, 2014, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes so redeemed, plus a make-whole premium, plus accrued and unpaid interest, if any, to the redemption date. The Company may also redeem all or part of the Senior Notes at a redemption price equal to 107.75% of the face amount thereof plus accrued and unpaid interest, if any, to the redemption date if specified change of control or business combination events occur on or before 180 days after the issue date of the Senior Notes.

The Company incurred $9.2 million of debt issuance costs in connection with the issuance of the Senior Notes, and amortization of these costs was $0.3 million during the three months ended March 31, 2011.

Recent Accounting Standards

See Item 1. “Financial Statements (unaudited),” Note 1.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates and assumptions relate in particular to the allocations of enterprise value made in connection with fresh-start reporting, fair values of assets and liabilities as of the Fresh-Start Date, the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions that could affect the estimated fair values, the analysis of the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, calculating the valuation allowance to reduce the amount of deferred tax asset to the amount that is more likely than not to be realized, and the determination of the allowance for estimated uncollectible accounts and notes receivable. The Company also uses assumptions when estimating the value of its SERP and when employing the Black-Scholes valuation model to estimate the fair value of stock options. The Predecessor used estimates to calculate the value of certain fully vested stock units and equity awards containing market conditions and in determining the estimated fair values of its interest rate swap, credit risk adjustments and certain derivative financial instruments. These estimates were based on the information that was available to management at the time of the estimate. Actual results could differ materially from those estimates. Other than the items discussed above, there have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations and Commercial Commitments

There have been no significant changes in our contractual commitments as of March 31, 2011 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We are exposed to variable interest rates on the $346.5 million outstanding under the Term Loan. The interest rate on the Term Loan as of March 31, 2011 was 4.25% per annum. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to this debt. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $3.5 million of increased interest expense. To the extent we borrow under our Revolving Loan in the future, our exposure to variable interest rates would increase.

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

Based on their evaluation as of March 31, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March  31, 2011.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On the Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. Upon commencement of the Chapter 11 Proceedings, the Debtors also announced that they had reached an accord with over 60% of their senior secured lenders on the terms of a pre-negotiated financial restructuring that sought to extinguish approximately $1.4 billion of indebtedness. Specifically, the Company entered into a letter agreement, effective as of the Petition Date (the “Emergence Plan Support Agreement”), with over 60% of the holders of the Company’s secured debt issued pursuant to the Predecessor Senior Credit and Term Facility.

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

On the Confirmation Date, the Bankruptcy Court entered the Confirmation Order confirming the Emergence Plan, and on May 26, 2010, the FCC granted the long form applications for transfer of control of the Company’s FCC licenses to the new stockholders of the Company.

On the Emergence Date, the Debtors consummated their reorganization, and the Emergence Plan became effective. The distribution of securities of the new reorganized successor to the Company under the Emergence Plan was made on the Emergence Date. Under the Emergence Plan, the Debtors distributed three forms of equity: class A common stock; class B common stock; and the Special Warrants.

Pursuant to the Bankruptcy Code, pre-petition claims (including secured, unsecured, priority and administrative claims) of the Debtors are evidenced in the schedules of liabilities filed by the Debtors with the Bankruptcy Court and by proofs of claim filed by creditors. The process to resolve these claims continues until all pre-petition claims are resolved. In connection with resolving these claims, certain claims could result in additional expense or income in the Successor’s financial statements if actual results differ from estimated liabilities, and such additional expense or income could be material.

On March 14, 2011, the Company, its board of directors, and Cumulus were named in a putative shareholder class action complaint filed in the District Court of Clark County, Nevada, by a purported Citadel shareholder. On March 23, 2011, these same defendants, as well as Cadet Holding Corporation and Cadet Merger Corporation, were named in a second putative shareholder class action complaint filed in the same court by another purported Citadel shareholder. The complaints allege that the Company’s directors breached their fiduciary duties by approving the Cumulus Merger for allegedly inadequate consideration and following an allegedly unfair sale process. The complaint in the first action also alleges that the Company’s directors breached their fiduciary duties by allegedly withholding material information relating to the Cumulus Merger. The two complaints further allege that the Company and Cumulus aided and abetted the Citadel directors’ alleged breaches of fiduciary duty, and the complaint filed in the second action alleges, additionally, that Cadet Holding Company and Cadet Merger Corporation aided and abetted these alleged breaches of fiduciary duty. The complaints seek, among other things, a declaration that the action can proceed as a class action, an order enjoining the completion of the Cumulus Merger, rescission of the Cumulus Merger, attorneys’ fees, and such other relief as the court deems just and proper. The complaint filed in the second action also seeks rescissory damages.

On May 6, 2011, a third action challenging the Cumulus Merger was filed. In particular, on that date, two purported common stockholders of the Company filed a putative class action complaint against the Company, its board of directors, Cumulus, Cadet Holding Corporation, and Cadet Merger Corporation in the Court of Chancery of the State of Delaware. The complaint alleges that these directors breached their fiduciary duties to the Company’s stockholders by approving the Cumulus Merger for allegedly inadequate consideration and following an allegedly unfair sale process and that the remaining defendants aided and abetted these alleged breaches. The complaint seeks, among other things, an order enjoining the Cumulus Merger, a declaration that the action is properly maintainable as a class action, and rescission of the merger agreement, as well as attorneys’ fees and costs. The Company intends to vigorously defend against these actions.

The Company is involved in certain other claims and lawsuits arising in the ordinary course of its business. The Company believes that such litigation and claims will be resolved without a material adverse impact on its results of operations, cash flows or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described under Part I, Item 1. “Financial Statements (unaudited),” Note 2, as of March 31, 2011, the Company held approximately 467,000 shares of Successor equity in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims. Shares held in reserve are not designated as class A common stock, class B common stock or Special Warrants until issuance.

During the three months ended March 31, 2011, the Company issued 10,825 shares that had been held in reserve in the form of Special Warrants in satisfaction of certain claims. In addition, during the three months ended March 31, 2011, 116,935 shares of class B common stock were issued upon exercise of Special Warrants and 2,100 shares of class A common stock were issued upon conversion of class B common stock.

The issuance of the Special Warrants and shares of class A common stock and class B common stock noted above were exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 1145 of the Bankruptcy Code.

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

CITADEL BROADCASTING CORPORATION

Date: May 13, 2011	By:	/S/ FARID SULEMAN
Farid Suleman
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By:	/S/ RANDY L. TAYLOR
Randy L. Taylor
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.