Form 10-Q
period 2011-06-30
CITADEL BROADCASTING CORP
filed 2011-08-15
CIK 1174527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 1, 2011, there were 4,406,008 shares of class A common stock, par value $0.001 per share, and 19,059,409 shares of class B common stock, par value $0.001 per share, outstanding.

Citadel Broadcasting Corporation

Form 10-Q

June 30, 2011

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

All statements other than the statements of historical fact are “forward-looking statements” for the purposes of federal and state securities laws and may be subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect the Company’s current views with respect to current events and financial performance as of the date they were made. Such forward-looking statements are and will be, as the case may be, subject to change and subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, expressed or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	the impact of decreased spending by advertisers and changes in the economy;

•	our ability to maintain contracts and leases that are critical to our operations;

•	our ability to execute our business plans and strategy;

•	our ability to attract, motivate and/or retain key executives and employees;

•	general economic or business conditions affecting the radio broadcasting industry being less favorable than expected, including the impact of decreased spending by advertisers;

•	increased competition in the radio broadcasting industry;

•	our ability to renew our licenses with the Federal Communications Commission (“FCC”) and comply with FCC regulations and policies;

•	the impact of current or pending legislation and regulation, antitrust considerations, and pending or future litigation or claims;

•	the outcome of any legal proceedings that have been or may be instituted against us relating to the merger agreement;

•	the possibility that the Cumulus Merger or the related financing is not consummated;

•	the failure to realize the expected benefits of the Cumulus Merger;

•	general economic and business conditions that may affect the companies before or following the Cumulus merger;

•	the impact of the Chapter 11 Proceedings, and any claims not discharged in the Chapter 11 Proceedings, on our future operations;

•	the financial performance of the Company through the date of the completion of the Cumulus Merger;

•

the inability to satisfy any of the closing conditions set forth in the merger agreement, including the possibility that Cumulus and/or the Company may be unable to obtain stockholder or regulatory approvals required for the Cumulus Merger, or that any regulatory approval is conditioned on factors that could materially adversely affect the expected benefits to be derived from the Cumulus Merger;

•

the occurrence of an event, change or other circumstance that could give rise to termination of the merger agreement, including a termination under circumstances that could require payment of a termination fee;

•	the amount of the actual costs, fees, expenses and charges related to the Cumulus Merger and the final terms of the financings that will be obtained for the Cumulus Merger;

•	the possibility that the Cumulus Merger may involve unexpected costs;

•	diversion of the attention of management of the Company from its ongoing business concerns;

•	the effect of the announcement of the Cumulus Merger on customer relationships, operating results and the business of the Company generally;

•	any significant delay in the expected completion of the Cumulus Merger;

•	the possibility that problems may arise in successfully integrating the businesses of Cumulus and the Company;

•	the possibility that the combined company may be unable to achieve cost-cutting synergies or achieve them within the expected time period;

•	the possibility that the combined company may be unable to achieve certain expected revenue results, including as a result of unexpected factors or events;

•	the possibility that the business of the Company may suffer as a result of uncertainty surrounding the Cumulus Merger;

•	changes in the financial markets;

•	fluctuations in interest rates;

•	changes in market conditions that could impair our goodwill or intangible assets;

•	changes in governmental regulations;

•	changes in policies or actions or in regulatory bodies;

•	changes in uncertain tax positions and tax rates;

•	changes in capital expenditure requirements;

•	other risks and uncertainties; and

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

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except warrants, share and per share amounts)

(unaudited)

	Successor
	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$104,803	$111,624
Accounts receivable, net	142,401	138,751
Prepaid expenses and other current assets (including deferred income tax assets of $12,049 and $23,023 as of June 30, 2011 and December 31, 2010, respectively)	31,937	37,418

Total current assets	279,141	287,793
Long-term assets
Property and equipment, net	196,008	200,121
FCC licenses	887,975	893,610
Goodwill	763,849	763,849
Customer and affiliate relationships, net	162,085	195,080
Other assets, net	63,296	67,661

Total assets	$2,352,354	$2,408,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued liabilities and other liabilities	$49,850	$56,661
Senior debt, current	—	3,500

Total current liabilities	49,850	60,161
Long-term liabilities
Senior debt, less current portion	296,500	346,500
Senior notes	400,000	400,000
Other long-term liabilities, less current portion	54,068	58,342
Deferred income tax liabilities	255,756	268,454

Total liabilities	1,056,174	1,133,457
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value – authorized, 50,000,000 shares at June 30, 2011 and December 31, 2010; no shares issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Class A common stock, $.001 par value – authorized, 100,000,000 shares as of June 30, 2011 and December 31, 2010; issued, 4,592,506 and 4,539,601 as of June 30, 2011 and December 31, 2010, respectively; outstanding, 4,394,758 and 4,539,601 shares as of June 30, 2011 and December 31, 2010, respectively	5	5
Class B common stock, $.001 par value – authorized, 100,000,000 shares as of June 30, 2011 and December 31, 2010; issued and outstanding, 19,059,409 and 18,131,638 shares as of June 30, 2011 and December 31, 2010, respectively	19	18
Treasury stock, at cost, 197,748 shares at June 30, 2011	(6,575)	—
Equity held in reserve	7,887	13,182
Additional paid-in capital (including 22,933,523 and 23,682,484 special warrants as of June 30, 2011 and December 31, 2010, respectively)	1,294,526	1,263,235
Retained earnings (accumulated deficit)	318	(1,783)

Total stockholders’ equity	1,296,180	1,274,657

Total liabilities and stockholders’ equity	$2,352,354	$2,408,114

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Successor		Predecessor
	Three Months Ended June 30, 2011	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010
Net revenue	$184,996	$64,027	$130,396

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below, and including non-cash compensation expense and related taxes of $748, $0 and $330, respectively	69,006	22,631	47,124
Selling, general and administrative, including non-cash compensation expense and related taxes of $2,553, $0 and $664, respectively	49,312	15,915	31,952
Corporate general and administrative, including non-cash compensation expense and related taxes of $9,161, $106 and $242, respectively	13,366	1,792	3,769
Local marketing agreement fees	109	100	186
Depreciation and amortization	23,074	8,592	4,510
Other, net	1,794	1,013	856

Operating expenses	156,661	50,043	88,397

Operating income	28,335	13,984	41,999

Reorganization items, net	—	—	(1,027,557)
Interest expense, net	12,085	6,314	7,251
Write-off of deferred financing costs	1,048	—	—

Income before income taxes	15,202	7,670	1,062,305

Income tax expense	6,463	4,540	4,078

Net income	$8,739	$3,130	$1,058,227

Net income per share - basic	$0.19	$0.07	$3.98

Net income per share - diluted	$0.19	$0.07	$3.95

Weighted average common shares outstanding - basic	46,775	45,625	265,977

Weighted average common shares outstanding - diluted	46,775	45,625	267,897

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (Continued)

(in thousands, except per share amounts)

(unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2011	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010
Net revenue	$345,018	$64,027	$295,424

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below, and including non-cash compensation expense and related taxes of $1,391, $0 and $526, respectively	137,528	22,631	116,103
Selling, general and administrative, including non-cash compensation expense and related taxes of $4,717, $0 and $785, respectively	95,504	15,915	78,582
Corporate general and administrative, including non-cash compensation expense and related taxes of $18,705, $106 and $570, respectively	27,818	1,792	8,929
Local marketing agreement fees	208	100	455
Depreciation and amortization	46,117	8,592	11,365
Other, net	9,078	1,013	854

Operating expenses	316,253	50,043	216,288

Operating income	28,765	13,984	79,136

Reorganization items, net	—	—	(1,014,077)
Interest expense, net	24,496	6,314	17,771
Write-off of deferred financing costs	1,048	—	—

Income before income taxes	3,221	7,670	1,075,442

Income tax expense	1,120	4,540	5,737

Net income	$2,101	$3,130	$1,069,705

Net income per share - basic	$0.04	$0.07	$4.02

Net income per share - diluted	$0.04	$0.07	$3.99

Weighted average common shares outstanding - basic	46,796	45,625	266,041

Weighted average common shares outstanding - diluted	46,796	45,625	267,961

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2011	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010
Cash flows from operating activities:
Net income	$2,101	$3,130	$1,069,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	46,117	8,592	11,365
Write-off of deferred financing costs	1,048	—	—
Non-cash debt-related amounts	1,893	(439)	—
Reorganization items, net	—	—	(1,063,639)
Provision for bad debts	(647)	221	578
Loss on sale of assets	404	—	708
Deferred income taxes	693	4,483	5,150
Non-cash compensation expense	24,216	—	1,881
Changes in operating assets and liabilities:
Accounts receivable	(2,599)	(5,514)	13,884
Prepaid expenses and other current assets	(7,268)	(1,899)	(900)
Accounts payable, accrued liabilities and other obligations	(11,908)	(12,705)	5,855

Net cash provided by (used in) operating activities	54,050	(4,131)	44,587

Cash flows from investing activities:
Capital expenditures	(4,128)	(430)	(3,409)
FCC license upgrade	(65)	—	—
Proceeds from sale of assets	1,953	—	5
Restricted cash	1,514	605	(7,773)
Other assets, net	128	8	25

Net cash (used in) provided by investing activities	(598)	183	(11,152)

Cash flows from financing activities:
Debt issuance costs	(162)	—	—
Principal payments on other long-term obligations	(36)	(8)	(125)
Purchase of shares held in treasury	(6,575)	—	(5)
Principal payments on Credit Facility	(53,500)	—	—

Net cash used in financing activities	(60,273)	(8)	(130)

Net (decrease) increase in cash and cash equivalents	(6,821)	(3,956)	33,305
Cash and cash equivalents, beginning of period	111,624	90,746	57,441

Cash and cash equivalents, end of period	$104,803	$86,790	$90,746

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

Supplemental schedule of cash flow information

	Successor		Predecessor
	Six Months Ended June 30, 2011	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010
Cash Payments:
Interest	$23,537	$7,058	$24,478
Income taxes	(469)	93	481
Reorganization items - cash paid for professional fees	—	—	17,651
Reorganization items - cash paid to unsecured creditors	1,514	—	31,911
Barter Transactions:
Barter revenue - included in net revenue	9,033	1,572	7,574
Barter expenses - included in cost of revenue and selling, general and administrative expense	8,734	1,497	7,278
Other Non-Cash Transaction:
Issuance of notes receivable for sale of station	3,750	—	—

See accompanying notes to consolidated condensed financial statements.

CITADEL BROADCASTING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

1. Description of the Company

Description of Business

Subsidiaries of Citadel Broadcasting Corporation, a Delaware corporation, own and operate radio stations and hold FCC licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. Citadel Broadcasting Corporation (together with its consolidated subsidiaries, the “Company”) aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). The Company’s primary business segment is the Radio Markets segment, which, as of June 30, 2011, consisted of 225 owned and operated radio stations located in over 50 markets across the United States. In addition, the Company also owns and operates Citadel Media (the “Radio Network”), which produces and distributes a variety of radio programming and formats that are syndicated across approximately 4,000 station affiliates and 9,000 program affiliations, and is a separate reportable segment.

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

Under the Emergence Plan, the Debtors distributed three forms of equity: class A common stock, class B common stock and Special Warrants (as defined in Note 9) to purchase class B common stock.

Correction

Certain amounts in the Predecessor’s consolidated statement of cash flows (previously reported in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010) were corrected in the consolidated statement of cash flows for the five-month period from January 1, 2010 to May 31, 2010, resulting in a decrease in the amount of the line “Reorganization items, net” of $4 million, an increase to net cash provided by operating activities of $4 million, an increase in the change in restricted cash of $4 million and an increase in net cash used in investing activities of $4 million.

2010 Refinancing Transactions

In accordance with the Emergence Plan, approximately $2.1 billion of the debt outstanding prior to the Petition Date was converted into a term loan dated as of the Emergence Date among the Company, the several lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (the “Emergence Term Loan Facility”) with an initial principal amount of $762.5 million with a five-year term. See Note 7.

The Company entered into a new credit agreement dated as of December 10, 2010 (the “Credit Agreement”) by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The Credit Agreement consists of a term loan credit facility of $350.0 million with a term of six years (the “Term Loan”) and a revolving credit facility in the amount of $150.0 million under which a swing line sub-facility of up to $30.0 million may be borrowed and letters of credit may be issued (the “Revolving Loan,” together with the Term Loan, the “Credit Facilities”). The Revolving Loan was undrawn at closing and remained undrawn as of June 30, 2011; however, the Company had $147.1 million of availability under the Revolving Loan due to outstanding letters of credit of $2.9 million. The Company used the proceeds of the Term Loan, along with the net proceeds from the concurrent issuance of the $400.0 million aggregate principal amount of senior notes (the “Senior Notes”), and cash on hand to repay the amounts outstanding under its Emergence Term Loan Facility. See additional discussion in Notes 7 and 8.

Pending Transaction

On March 10, 2011, the Company entered into a definitive merger agreement with Cumulus Media Inc., a Delaware corporation (“Cumulus”), Cumulus Media Holdings Inc. (f/k/a Cadet Holding Corporation), a Delaware corporation and wholly-owned subsidiary of Cumulus (“HoldCo”), and Cadet Merger Corporation, a Delaware corporation and wholly-owned subsidiary of HoldCo (“Cumulus Merger Sub”), which provides that, upon completion of the merger of Cumulus Merger Sub into the Company (the “Cumulus Merger”), each outstanding share of class A common stock and class B common stock of the Company (other than shares owned by Cumulus Merger Sub, held in treasury by the Company or pursuant to which a holder has properly exercised and perfected appraisal rights under Delaware law), will, at the election of the holder thereof and subject to proration as described below, be converted into the right to receive (i) $37.00 in cash (the “Cash Consideration”), or (ii) 8.525 shares of class A common stock, par value $0.01 per share, of Cumulus (the “Stock Consideration” and, together with the Cash Consideration, the “Cumulus Merger Consideration”). In addition, holders of Special Warrants to purchase class B common stock of the Company will have the right to elect to have their Special Warrants adjusted at the effective time of the Cumulus Merger to become the right to receive upon exercise the (i) Cash Consideration or (ii) Stock Consideration, subject to proration as described below.

Holders of nonvested shares of the Company’s class A common stock will be eligible to receive the Cumulus Merger Consideration for their shares pursuant to the original vesting schedule for such shares unless earlier accelerated pursuant to the terms of the merger agreement or applicable grant agreement.

The merger agreement provides that each holder of the Company’s common stock and/or Special Warrants may elect to receive the Cash Consideration or the Stock Consideration for all or any number of such holder’s common stock and/or Special Warrants, however, such elections will be prorated, and consideration adjusted, so that Cumulus will not issue in excess of 151,485,282 shares of Cumulus class A Common Stock (as increased for the exercise of stock options of the Company prior to closing of the Cumulus Merger) or pay in excess of $1,408,728,600 in cash (less the cash value of any dissenting shares and increased for the exercise of Company stock options prior to closing of the Cumulus Merger). In circumstances where holders of common stock and/or Special Warrants of the Company make aggregate elections which exceed either the aggregate available Cash Consideration or aggregate available Stock Consideration, holders of common stock and/or Special Warrants of the Company will receive a combination of Cash Consideration and Stock Consideration pursuant to the terms of the merger agreement. Holders of common stock and/or Special Warrants of the Company who do not make an election will be deemed to have elected, (i) if either the Cash Consideration or the Stock Consideration is oversubscribed, the election that is oversubscribed or (ii) if neither election is oversubscribed, the consideration choice selected by the majority of Citadel shares and warrants for which an election was properly made (or deemed made).

Cumulus has obtained equity and debt financing commitments, subject to certain conditions set forth in definitive agreements related to such commitments, for the transactions contemplated by the merger agreement, the proceeds of which, in addition to cash on hand, will be sufficient for Cumulus to pay the cash portion of the aggregate Cumulus Merger Consideration contemplated by the merger agreement and any associated fees and expenses. In connection with the transactions contemplated by the merger agreement, UBS Securities LLC and affiliates of Crestview Partners and Macquarie Capital (all three, the “Equity Investors” and affiliates of Crestview Partners and Macquarie Capital, the “Original Equity Investors”) have agreed, concurrently with the closing of the Cumulus Merger, to purchase for cash an aggregate amount of up to $500 million in shares of Cumulus common stock, preferred stock or warrants to purchase common stock. Depending on the amount of cash elected to be received by Company stockholders in the merger, the Equity Investors’ commitments may be reduced in accordance with the investment agreement (as amended from time to time) entered into by the Equity Investors and Cumulus in connection with the Cumulus Merger, subject to a minimum aggregate investment of $395.0 million. In addition, under certain circumstances where Cumulus does not require Macquarie Capital’s full investment to consummate the merger, Macquarie Capital may elect to reduce its investment to the extent not so required. Certain affiliates of the Original Equity Investors have guaranteed the respective payment obligations of the termination fees payable by the Equity Investors if the merger agreement is terminated under specified circumstances, pursuant to limited guarantees executed in favor of the Company.

Upon the completion of the Cumulus Merger, the Company would cease to be a publicly reporting company and, when its shares are de-registered, will cease all filings under the Securities Exchange Act of 1934, as amended.

The Cumulus Merger was unanimously approved by the respective Boards of Directors of the Company and Cumulus. The merger agreement will be submitted to a vote of stockholders of the Company as of the close of business on August 3, 2011 at a special meeting of Company stockholders to be held on September 15, 2011.

Consummation of the Cumulus Merger is conditioned, among other things, on (i) the adoption of the merger agreement by stockholders of the Company (voting together as a single class), (ii) the absence of any legal injunction, restraint or prohibition on the consummation of the Cumulus Merger and (iii) the receipt of certain regulatory approvals regarding the transactions contemplated by the merger agreement, including expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and approval by the FCC.

Cumulus stockholders who held in the aggregate approximately 54% of the outstanding voting power of the Cumulus stock as of March 9, 2011 have approved the issuance of Cumulus’ shares in connection with the Cumulus Merger and an amendment to Cumulus’ certificate of incorporation in connection with the transactions contemplated by the merger agreement. No further Cumulus stockholder approval is necessary for consummation of the transactions contemplated by the merger agreement.

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

It is anticipated that the funds necessary to consummate the Cumulus Merger and related transactions will be funded by new credit facilities and equity financing of Cumulus. Under the merger agreement, upon request by Cumulus, the Company has agreed to commence a debt tender offer to purchase the existing Senior Notes. Cumulus had indicated to the Company that its current intention is not to ask the Company to commence the debt tender offer.

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

References in this report to “Successor” refer to the Company on or after the Fresh-Start Date. References to “Predecessor” refer to the Company prior to the Fresh-Start Date. Consolidated condensed financial statements as of June 30, 2011 and December 31, 2010, for the three and six months ended June 30, 2011, and for the period from June 1, 2010 through June 30, 2010 represent the Successor’s financial position and results of operations (the “Successor Periods”). The consolidated condensed financial statements for the periods from January 1, 2010 through May 31, 2010 and from April 1, 2010 through May 31, 2010 represent the Predecessor’s results of operations (the “Predecessor Period”). References in this report to the “Company” refer to Citadel Broadcasting Corporation and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate. The Predecessor Period reflects the historical accounting basis of the Predecessor’s assets and liabilities, while the Successor Periods reflect assets and liabilities at fair value, based on an allocation of the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations (see Note 2). The Company’s emergence from bankruptcy resulted in a new reporting entity that had no retained earnings or accumulated deficit as of the Fresh-Start Date. Accordingly, the Company’s consolidated condensed financial statements for the Predecessor Period are not comparable to its consolidated condensed financial statements for the Successor Periods.

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

In connection with the ABC Merger, the Company is required to divest certain stations to comply with FCC ownership limits. Therefore, these stations, the carrying value of which is immaterial, were assigned to The Last Bastion Station Trust, LLC (“Last Bastion”) as trustee under a divestiture trust that complies with FCC rules as of the closing date of the ABC Merger. The trustee agreement stipulates that the Company must fund any operating shortfalls of the trustee’s activities, and any excess cash flow generated by the trustee is distributed to the Company. Also, the Company has transferred one other station to a separate divestiture trust to comply with FCC ownership limits in connection with a station acquisition (together with Last Bastion, the “Divestiture Trusts”), and this station was subsequently divested to a third party. The Company has determined that it is the primary beneficiary of the Divestiture Trusts and consolidates the Divestiture Trusts accordingly.

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

Recent Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity will be required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. This guidance was effective January 1, 2011, and the adoption did not have a material impact on the Company’s consolidated condensed financial statements.

In May 2011, the FASB issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The guidance also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its financial statements.

In June 2011, the FASB issued guidance to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The guidance eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its financial statements.

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

Secured Claims

Holders of senior secured claims received a pro rata share of the Emergence Term Loan Facility and 90% of the equity in the reorganized Successor company (subject to dilution for distributions of equity under the Successor’s equity incentive program). As of June 30, 2011, 41.1 million shares of Successor equity had been distributed with respect to secured claims. See further discussion of equity in the Successor at Note 9.

Unsecured Claims

Holders of unsecured claims, including the secured lenders’ deficiency claim in the stipulated amount of $267.2 million and the claims of the Predecessor’s convertible subordinated noteholders, received a pro rata share of (i) 10% of Successor equity (subject to dilution for distributions of equity under the Successor’s equity incentive program) and (ii) $36.0 million in cash. Once the allowed amount of an unsecured claim is determined through settlement or by Bankruptcy Court order, the claimant is entitled to a distribution as provided for by the Emergence Plan. As of June 30, 2011, 4.3 million shares of equity and $33.7 million in cash had been distributed to holders of allowed unsecured claims that totaled $336.0 million, and approximately 286,000 shares of Successor equity and $2.3 million of cash were held in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims. Shares held in reserve are not designated as class A common stock, class B common stock or Special Warrants until issuance. The cash held in reserve is included with restricted cash and is classified as prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets. The offsetting amount remaining to be disbursed on account of unsecured claims is classified as accounts payable, accrued liabilities and other liabilities in the accompanying consolidated condensed balance sheets. If excess shares of equity and cash remain in reserve after resolution of all disputed unsecured claims, such shares and cash will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares and amount of cash they received pursuant to the Emergence Plan. There is no assurance that there will be sufficient shares and cash to satisfy all allowed claims or any excess shares for any such subsequent distribution.

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

Restricted Cash

As of June 30, 2011 and December 31, 2010, the Company had $2.4 million and $3.9 million, respectively, of restricted cash, which is included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets, primarily comprised of cash held in reserve to satisfy remaining allowed, disputed, or unreconciled unsecured claims.

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

Reorganization Items

Reorganization items shown below were a direct result of the Chapter 11 Proceedings and are presented separately in the accompanying consolidated condensed statements of operations during the five months ended May 31, 2010 and consist of the following:

Predecessor
Period from January 1, 2010 through May 31, 2010
(in thousands)
Gain on extinguishment of debt	$(139,813)
Revaluation of assets and liabilities	(921,801)
SERP liability (See Note 6)	10,510
Professional fees	31,666
Rejected executory contracts	5,361

Reorganization items, net	$(1,014,077)

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

3. Accounts Receivable

Accounts receivable, net on the accompanying consolidated condensed balance sheets consisted of the following:

	Successor
	June 30, 2011		December 31, 2010
	(in thousands)
Receivables	$147,894		$143,112
Allowance for estimated uncollectible accounts	(5,493	)(a)	(4,361	)(a)

Accounts receivable, net	$142,401		$138,751

(a)	Since the Company’s accounts receivable balance reflected its estimated fair value as of the Fresh-Start Date, the allowance for estimated uncollectible accounts was zero as of that date. The balance of the allowance for estimated uncollectible accounts as of December 31, 2010 and June 30, 2011 has continued to build in relation to accounts receivable generated since the Fresh-Start Date.

4. Intangible Assets

Successor

Indefinite-Lived Intangible Assets and Goodwill

As a result of fresh-start reporting, FCC licenses were revalued to $893.6 million, which represented an increase of $293.0 million. Upon the application of fresh-start reporting, the Company recorded goodwill of $763.8 million, and the Predecessor’s goodwill of $322.0 million was eliminated.

The Company evaluates its intangible assets for impairment as of October 1, its annual impairment testing date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. As of June 30, 2011, the Company concluded that there had been no conditions or events that would require an interim asset impairment analysis.

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

The changes in the carrying amounts of FCC licenses and goodwill for the six months ended June 30, 2011 are as follows:

	FCC Licenses	Goodwill
	(in thousands)
Balance as of January 1, 2011	$893,610	$763,849
Addition	65	—
Disposition	(5,700)	—

Balance as of June 30, 2011	$887,975	$763,849

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

Approximately $16.5 million and $33.0 million of amortization expense was recognized on the intangible assets discussed above during the three and six months ended June 30, 2011, respectively. Approximately $6.3 million of amortization expense was recognized on these intangible assets during the one month ended June 30, 2010.

Other definite-lived intangible assets, excluding the customer relationships and affiliate relationships, are a component of other assets, net, in the accompanying consolidated condensed balance sheets. As a result of fresh-start reporting, other intangible assets, including income contracts and favorable leases, were increased by $36.0 million to $36.7 million. The balance of other intangible assets as of June 30, 2011 and December 31, 2010 was $25.8 million and $30.9 million, respectively. These assets are generally being amortized over their estimated useful lives of approximately three to six years. The amount of amortization expense for definite-lived intangible assets, excluding the customer and affiliate relationships discussed above, during the three and six months ended June 30, 2011 was $2.5 million and $5.0 million, respectively, and $0.8 million during the one month ended June 30, 2010. The Company estimates the following amount of amortization expense over the next five years related to the total definite-lived intangible asset balance as of the Fresh-Start Date:

(in thousands)

2011	$76,023
2012	62,836
2013	50,286
2014	22,439
2015	10,295

$221,879

Predecessor

Indefinite-Lived Intangible Assets and Goodwill

During the period from January 1, 2010 through May 31, 2010, the Company concluded that there had been no conditions or events that would require an interim asset impairment analysis.

Definite-Lived Intangible Assets

In connection with the ABC Merger, the Predecessor acquired customer relationship and affiliate relationship assets that were being amortized in relation to the economic benefits of such assets over total estimated useful lives of approximately five to seven years. Approximately $2.0 million and $5.0 million of amortization expense was recognized on these intangible assets during the two and five months ended May 31, 2010, respectively.

The amount of amortization expense for definite-lived intangible assets, excluding the customer and affiliate relationships discussed above, during the two and five months ended May 31, 2010 was $0.1 million and $0.2 million, respectively.

5. Acquisitions and Dispositions

During the first quarter of 2011, the Divestiture Trusts completed the sale of a station for a total purchase price of approximately $5.8 million, of which $2.0 million was received in cash. The remainder consists of a note receivable, which is payable monthly with final maturity in January 2018.

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

As a result of applying fresh-start reporting, the Company also recognized certain unfavorable leases and contracts, which resulted from agreements with rates in excess of market value rates as of the Fresh-Start Date. These amounts are being amortized on a straight-line basis over the terms of the underlying contracts as a component of cost of revenue or selling, general and administrative expenses as appropriate. In addition, the Company’s liability under the SERP was initially recorded at its estimated fair value as of the Fresh-Start Date. Expense amounts related to the liability are being amortized over the applicable service period as a component of non-cash compensation expense and were $0.3 million and $0.6 million during the three and six months ended June 30, 2011. The Company evaluates the estimated fair value of the SERP liability as of each reporting date to determine if any significant changes have occurred in the underlying assumptions. Any change in the fair value is recognized in the statement of operations at the time of adjustment.

7. Senior Debt

Senior debt consisted of the following as of June 30, 2011 and December 31, 2010:

	Successor
	June 30, 2011	December 31, 2010
	(in thousands)
Type of Borrowing
Term Loan	$296,500	$350,000
Less current portion of senior debt	—	3,500

Total senior debt less current portion	$296,500	$346,500

On the Emergence Date, approximately $2.1 billion of the debt outstanding prior to the Petition Date was converted into the Emergence Term Loan Facility, which was guaranteed by the Company’s operating subsidiaries. The initial principal amount of $762.5 million under the Emergence Term Loan Facility was payable in 20 consecutive quarterly installments of approximately $1.9 million, due on the last day of each fiscal quarter, which commenced on September 30, 2010, with a final maturity of $724.4 million on June 3, 2015. A valuation adjustment of $19.1 million was recorded to reflect the Emergence Term Loan Facility at its estimated fair value upon issuance. This valuation adjustment was being amortized as a reduction of interest expense, net, over the contractual term of the Emergence Term Loan Facility. At the Company’s election, interest on outstanding principal for the Emergence Term Loan Facility accrued at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%; or (3) the one-month Eurodollar rate plus 1.0%, in all cases subject to a 4.0% floor, plus, in each case, a spread of 7.0% or (b) the Eurodollar rate, subject to a 3.0% floor, plus 8.0%.

During the period from the Fresh-Start Date through December 10, 2010, interest expense was incurred on the Emergence Term Loan Facility at 11.0%. On December 10, 2010, the Company refinanced the Emergence Term Loan Facility with the proceeds from the issuance of $400.0 million in Senior Notes (see Note 8) and borrowings of $350.0 million under the Term Loan, along with cash on hand. Interest was incurred on the Term Loan during the first six months of 2011 at an annual rate of 4.25%.

The Term Loan is payable in quarterly payments of $875,000, which commenced on March 31, 2011, with the remaining amount payable on December 30, 2016. Outstanding amounts under the Revolving Loan are payable on December 10, 2013. During the first quarter of 2011, the Company made a principal payment in the amount of $3.5 million, representing all principal amounts due during 2011, and during the second quarter of 2011, the Company made an additional principal payment in the amount of $50.0 million. No principal payments are now due until maturity in 2016.

The Company incurred $12.0 million of debt issuance costs in connection with the Credit Facilities, and amortization of these costs was $0.6 million and $1.3 million during the three and six months ended June 30, 2011, respectively. During the three months ended June 30, 2011, the Company wrote off $1.0 million of debt issuance costs in conjunction with the prepayment of the Term Loan.

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

The Credit Agreement requires compliance with a consolidated total leverage ratio of 4.5 to 1.0 as of June 30, 2011 (with stepdowns thereafter), a senior secured leverage ratio of 2.25 to 1.0 and consolidated interest coverage ratio of 2.5 to 1.0.

The Credit Agreement also contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit the Company’s ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; and pay dividends or repurchase stock.

The Company was in compliance with the covenants under its Term Loan as of June 30, 2011.

Predecessor

As a result of the Company’s voluntary petitions for reorganization, all of the Predecessor’s senior debt obligations were accelerated, and the outstanding balances were aggregated as of the Petition Date. The total modified amount of interest-bearing senior debt began incurring interest as of the Petition Date at the non-default rate previously applicable to the Tranche B Term Loan portion of the Predecessor’s senior debt. During the periods from January 1, 2010 through May 31, 2010 and from April 1, 2010 through May 31, 2010, interest expense was incurred on the $2.1 billion outstanding prior to the Petition Date at a rate of approximately 2.0%.

For the period between the Petition Date and the Fresh-Start Date, the Company stopped recognizing and paying interest on outstanding pre-petition debt obligations except for the Predecessor’s senior debt. However, interest expense related to the Predecessor’s senior debt for the period from January 1, 2010 through May 31, 2010 was approximately $1.9 million higher than it would have been absent the voluntary petitions for reorganization due mainly to the conversion of the outstanding interest rate swap liability and accrued facility fee balance as of the Petition Date, as well as the increased interest rate spread being paid on certain components of senior debt.

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

The Company incurred $9.2 million of debt issuance costs in connection with the issuance of the Senior Notes, and amortization of these costs was $0.3 million and $0.6 million during the three and six months ended June 30, 2011, respectively.

9. Stockholders’ Equity

Successor

Pursuant to the Emergence Plan and upon the Company’s emergence from bankruptcy, the Company issued three forms of equity: class A common stock, class B common stock and warrants to purchase shares of class B common stock (the “Special Warrants”). As of its emergence from bankruptcy, the Company issued approximately 3.0 million shares of class A common stock; approximately 16.7 million shares of class B common stock and approximately 25.4 million Special Warrants.

The Company is authorized to issue up to 100 million shares of class A common stock, of which approximately 4.4 million shares, net of shares held in treasury, were outstanding as of June 30, 2011, including 0.7 million nonvested shares of class A common stock. Each holder of class A common stock has unlimited voting rights and is entitled to one vote for each share and shall vote, together with the holders of class B common stock, as a single class with respect to the limited number of matters which may be submitted to a vote of the holders of common stock and for which the holders of class B common stock are entitled to vote.

The Company acquired approximately 0.2 million shares of class A common stock for approximately $6.6 million during both the three and six months ended June 30, 2011 through transactions related to the vesting of previously awarded nonvested shares of class A common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory withholding tax required by the relevant tax authorities.

The Company is authorized to issue up to 100 million shares of class B common stock, of which approximately 19.1 million shares were issued and outstanding as of June 30, 2011. Holders of class B common stock have certain limitations on their voting rights, but are entitled to vote on most material matters involving the Company, including material asset sales, business combinations and recapitalizations. Each holder of class B common stock is entitled to a separate class vote on any amendment or modification of any specific rights or obligations of the holders of class B common stock that does not similarly affect the rights or obligations of the holders of class A common stock. If certain specific actions are submitted to a vote of the holders of common stock, each share of class B common stock shall be entitled to vote with class A common stock, with each share of common stock having one vote and voting together as a single class. Each share of class B common stock may be converted into one share of class A common stock by the holder, provided that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC multiple ownership rules and regulations.

As of the Emergence Date, the Company issued Special Warrants to purchase up to an aggregate of approximately 25.4 million shares of class B common stock to certain holders of senior claims and general unsecured claims, of which 22.9 million Special Warrants were outstanding as of June 30, 2011. The Special Warrants have a 20-year term and will expire on June 3, 2030. The conversion of the Special Warrants is subject to the Company’s compliance with applicable FCC regulations. Each Special Warrant to purchase class B common stock may be exercised prior to its expiration date at the minimal exercise price, which is the $0.001 per share par value of the class B common stock, provided that ownership of the Company by the holder does not cause the Company to violate applicable FCC rules and regulations surrounding foreign ownership of broadcasting licenses.

The Company is authorized to issue up to 50 million shares of preferred stock. No preferred shares were issued as of June 30, 2011.

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

Equity Held in Reserve

Holders of unsecured claims, including the secured lenders’ deficiency claim in the stipulated amount of $267.2 million and the claims of the Predecessor’s convertible subordinated noteholders, received a pro rata share of (i) 10% of Successor equity (subject to dilution for distributions of equity under the Successor’s equity incentive program) and (ii) $36.0 million in cash. Once the allowed amount of an unsecured claim is determined through settlement or by Bankruptcy Court order, the claimant is entitled to a distribution as provided for by the Emergence Plan. As of June 30, 2011, 4.3 million units of equity and $33.7 million in cash had been distributed to holders of allowed unsecured claims that totaled $336.0 million; and approximately 286,000 units of Successor equity and $2.3 million of cash were held in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims. Shares held in reserve are not designated as class A common stock, class B common stock or Special Warrants until issuance. The Successor equity held in reserve to be disbursed on account of unsecured claims is separately identified in the accompanying consolidated condensed balance sheets. If sufficient excess shares of equity and cash remain in reserve after resolution of all disputed unsecured claims, such shares and cash will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares and amount of cash they received pursuant to the Emergence Plan.

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

The aggregate number of shares of common stock available for delivery pursuant to Awards granted under the 2010 EI Plan is 10,000,000 shares, and as of June 30, 2011, the total number of shares that remain authorized, reserved, and available for issuance under the 2010 EI Plan was 5.8 million.

On a pre-tax basis, total stock-based compensation expense for the three and six months ended June 30, 2011 was $11.5 million and $23.6 million, respectively, excluding $0.6 million paid by the Company for taxes related to the vesting of stock awards for each of the three and six months ended June 30, 2011. The associated tax benefit related to the stock-based compensation expense for the three and six months ended June 30, 2011, was $4.6 million and $9.4 million, respectively. As of June 30, 2010, no share-based payments had been issued under the 2010 EI Plan; accordingly, the Company recognized no stock-based compensation expense during June 2010.

As of June 30, 2011, unrecognized pre-tax stock-based compensation expense was approximately $37.9 million and is expected to be recognized over a weighted average period of less than one year.

The following table summarizes the Successor’s stock option activity for the six months ended June 30, 2011:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options of Common Stock
Outstanding as of January 1, 2011	3,267	$29.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(107)	29.00

Outstanding as of June 30, 2011	3,160	$29.00	9.4	$13,747

Vested or expected to vest as of June 30, 2011 (1)	3,110	$29.00	9.4	$13,527

Exercisable as of June 30, 2011	1,053,396	$29.00	9.4	$4,582

(1)	Options expected to vest represent the options outstanding reduced for estimated forfeitures.

No options were granted or exercised during the six months ended June 30, 2011.

The Successor’s activity related to shares of nonvested stock for the six months ended June 30, 2011 is summarized as follows:

	Number of Nonvested Share Awards (in thousands)	Weighted- Average Grant Date Fair Value
Shares of Nonvested Class A Common Stock Awards
Nonvested awards as of January 1, 2011	1,207	$23.00
Granted	60	33.85
Awards vested	(594)	23.00
Forfeited	(20)	23.00

Nonvested awards as of June 30, 2011	653	$24.00

The total grant date fair value of awards of nonvested shares of class A common stock that vested during the six months ended June 30, 2011 was $13.7 million.

Predecessor

Total stock-based compensation expense for the periods from April 1, 2010 through May 31, 2010 and from January 1, 2010 through May 31, 2010 was $1.2 million and $1.9 million, respectively, on a pre-tax basis. No tax benefit was recognized with respect to this expense in the Predecessor periods since there was a valuation allowance against the Company’s deferred tax asset. The Predecessor issued no share-based payments and there were no options exercised during the period from January 1, 2010 through May 31, 2010. The total fair value of awards of nonvested shares of common stock units that vested during the Predecessor period was $2.9 million.

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

11. Income Taxes

Successor

For the three and six months ended June 30, 2011, the Company’s effective tax rate was 42.5% and 34.8% respectively. The effective rate differed from the federal tax rate of 35% primarily due to state income taxes, net of federal benefit, and other permanent differences, offset by state tax benefit from changes in enacted tax laws.

For the month ended June 30, 2010, the Company’s effective tax rate was 59.2%. This effective rate differed from the federal tax rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible compensation and other permanent differences.

Predecessor

For the two and five months ended May 31, 2010, the Predecessor’s effective tax rates were 0.4% and 0.5%, respectively. These effective rates differed from the federal tax rate of 35% primarily due to reorganization benefits related to the application of fresh-start reporting for which no income tax expense was recognized, non-deductible restructuring costs, and changes in the Predecessor’s valuation allowance. The Predecessor’s effective tax rate for the two and five months ended May 31, 2010, excluding the impact of adopting fresh-start reporting, would have been 2.9% and 3.7%, respectively. These effective rates differed from the federal tax rate of 35% primarily due to non-deductible restructuring costs offset by changes in the Predecessor’s valuation allowance.

12. Earnings Per Share

Successor

Basic earnings per share for the three and six months ended June 30, 2011 included the outstanding amount of both class A and class B common stock, Special Warrants, whether outstanding or held in reserve to be issued, as well as 0.7 million outstanding nonvested shares of class A common stock. The Company’s class A and class B common stock and Special Warrants, including warrants held in reserve, are treated equally for accounting purposes, and the distinctions relate solely to certain voting restrictions and conversion mechanisms in order to allow the Company to comply with applicable FCC rules and regulations. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares. There were no potentially dilutive equivalent shares related to options to purchase shares of class A common stock for the three and six months ended June 30, 2011.

Predecessor

	Predecessor
	Period from April 1, 2010 through May 31, 2010	Period from January 1, 2010 through May 31, 2010
	(In thousands, except per share data)

NUMERATOR:
Income available to common stockholders	$1,058,227	$1,069,707
DENOMINATOR:
Weighted average common shares	265,977	266,041
Effect of dilutive securities:
Convertible subordinated notes	1,920	1,920

Denominator for net income per common share—diluted	267,897	267,961

Net income per common share:
Basic	$3.98	$4.02

Diluted	$3.95	$3.99

The diluted shares outstanding for each of the two and five months ended May 31, 2010 included approximately 1.9 million shares of common stock of the Predecessor related to the conversion of the Predecessor’s convertible subordinated notes. While operating under Chapter 11 of the Bankruptcy Code, the Predecessor was prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. Therefore, for the two and five months ended May 31, 2010, there was no related interest expense to consider in the calculation of the Predecessor’s diluted shares. There were no potentially dilutive equivalent shares related to nonvested shares of common stock or options to purchase shares of common stock for the two and five months ended May 31, 2010.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As of June 30, 2011, all of the Company’s financial instruments were classified as level 3 except for its cash equivalents, which were classified as level 1.

The following tables present the changes in level 3 instruments measured on a recurring basis for the six months ended June 30, 2011 and 2010:

	Successor
	January 1, 2011	Expense items recognized	June 30, 2011
	(in thousands)
Financial Liabilities:
SERP liability	$11,477	$828	$12,305

	Predecessor		Successor
	January 1, 2010	Additions (a)	Expense items recognized	June 30, 2010
	(in thousands)
Financial Liabilities:
SERP liability	$—	$10,510	$138	$10,648

(a)	The Company’s liability under the SERP was valued at $10.5 million and is included in reorganization items, net in the accompanying consolidated condensed statement of operations of the Predecessor.

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

Senior Debt: Based on available evidence, including certain trading prices, the estimated fair value of the Term Loan as of June 30, 2011 approximated its carrying value of $296.5 million.

Senior Notes: Based on available evidence, including certain trading prices, the estimated fair value of the Senior Notes as of June 30, 2011 was $431.0 million compared to the carrying value of $400.0 million.

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

14. Reportable Segments

The Company operates two reportable segments, Radio Markets and Radio Network, as there is discrete financial information available for each segment and the segment operating results are reviewed by the chief operating decision maker. The Radio Markets’ revenue is primarily derived from the sale of broadcasting time to local, regional and national advertisers. Revenue for the Radio Network is generated primarily through national advertising. The Company presents segment operating income (“SOI”), which is not calculated according to accounting principles generally accepted in the United States, as the primary measure of operating performance; for planning purposes, including the preparation of the Company’s annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to facilitate a comparison of our results with those of other companies; in communications with our board of directors concerning our financial performance; and when determining management’s incentive compensation. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, non-cash compensation expense and related taxes, corporate general and administrative expenses, and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance.

Three Month Periods

	Successor		Predecessor
	Three Months Ended June 30, 2011	Period from June 1, 2010 through June 30, 2010	Period from April 1, 2010 through May 31, 2010
		(in thousands)
Net revenue:
Radio Markets	$157,734	$55,529	$108,969
Radio Network	28,510	8,918	22,265

Intersegment revenue:
Radio Markets	(1,248)	(420)	(838)
Radio Network	—	—	—

Net revenue	$184,996	$64,027	$130,396

SOI:
Radio Markets	$65,498	$24,497	$47,640
Radio Network	4,481	984	4,674
Corporate general and administrative	(13,366)	(1,792)	(3,769)
Local marketing agreement fees	(109)	(100)	(186)
Non-cash compensation expense and related taxes	(3,301)	—	(994)
Depreciation and amortization	(23,074)	(8,592)	(4,510)
Other, net	(1,794)	(1,013)	(856)

Operating income	28,335	13,984	41,999

Reorganization items, net	—	—	(1,027,557)
Interest expense, net	12,085	6,314	7,251
Write-off of deferred financing costs	1,048	—	—

Income before income taxes	15,202	7,670	1,062,305

Income tax expense	6,463	4,540	4,078

Net income	$8,739	$3,130	$1,058,227

Segment local marketing agreement fees:
Radio Markets	$109	$100	$186
Radio Network	—	—	—

Total segment local marketing agreement fees	$109	$100	$186

Segment non-cash compensation expense and related taxes:
Radio Markets	$2,958	$—	$848
Radio Network	343	—	146

Total segment non-cash compensation expense and related taxes	$3,301	$—	$994

Segment depreciation and amortization:
Radio Markets	$19,618	$7,480	$3,338
Radio Network	3,456	1,112	1,172

Total segment depreciation and amortization	$23,074	$8,592	$4,510

Six Month Periods

	Successor		Predecessor
	Six Months Ended June 30, 2011	Period from June 1, 2010 through June 30, 2010	Period from January 1, 2010 through May 31, 2010
		(in thousands)
Net revenue:
Radio Markets	$294,099	$55,529	$247,112
Radio Network	53,380	8,918	50,324

Intersegment revenue:
Radio Markets	(2,461)	(420)	(2,012)
Radio Network	—	—	—

Net revenue	$345,018	$64,027	$295,424

SOI:
Radio Markets	$112,461	$24,497	$94,023
Radio Network	5,633	984	8,027
Corporate general and administrative	(27,818)	(1,792)	(8,929)
Local marketing agreement fees	(208)	(100)	(455)
Non-cash compensation expense and related taxes	(6,108)	—	(1,311)
Depreciation and amortization	(46,117)	(8,592)	(11,365)
Other, net	(9,078)	(1,013)	(854)

Operating income (loss)	28,765	13,984	79,136

Reorganization items, net	—	—	(1,014,077)
Interest expense, net	24,496	6,314	17,771
Write-off of deferred financing costs	1,048	—	—

Income before income taxes	3,221	7,670	1,075,442

Income tax expense	1,120	4,540	5,737

Net income	$2,101	$3,130	$1,069,705

Segment local marketing agreement fees:
Radio Markets	$208	$100	$455
Radio Network	—	—	—

Total segment local marketing agreement fees	$208	$100	$455

Segment non-cash compensation expense and related taxes:
Radio Markets	$5,444	$—	$1,143
Radio Network	664	—	168

Total segment non-cash compensation expense and related taxes	$6,108	$—	$1,311

Segment depreciation and amortization:
Radio Markets	$39,206	$7,480	$8,370
Radio Network	6,911	1,112	2,995

Total segment depreciation and amortization	$46,117	$8,592	$11,365

	Successor
	June 30, 2011	December 31, 2010
	(in thousands)
Identifiable assets:
Radio Markets, exclusive of goodwill shown separately below	$1,369,232	$1,416,723
Goodwill	719,229	719,229

Total Radio Markets identifiable assets	$2,088,461	$2,135,952

Radio Network, exclusive of goodwill shown separately below	$108,606	$103,130
Goodwill	44,620	44,620

Total Radio Network identifiable assets	$153,226	$147,750

Corporate and other identifiable assets	$110,667	$124,412

Total assets	$2,352,354	$2,408,114

15. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Effective December 31, 2009, the Company’s radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired. The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, had reached an agreement with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on longer-term fees between the RMLC and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period. In May 2010 and June 2010, the U.S. District Court’s judges charged with determining the license fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC. When the final license fees are set (either by negotiation or by court order), the rates will be retroactive to January 1, 2010, and the amounts could be greater or less than the temporary fees and could be material to the Company’s financial results and cash flows. John Sander is currently the chairman of the board of directors of both the Company and BMI.

Litigation

On March 14, 2011, the Company, its board of directors, and Cumulus were named in a putative stockholder class action complaint filed in the District Court of Clark County, Nevada, by a purported Company stockholder. On March 23, 2011, these same defendants, as well as Holdco and Cumulus Merger Sub, were named in a second putative stockholder class action complaint filed in the same court by another purported Company stockholder. The complaints allege that the Company’s directors breached their fiduciary duties by approving the merger for allegedly inadequate consideration and following an allegedly unfair sale process. The complaint in the first action also alleges that the Company’s directors breached their fiduciary duties by allegedly withholding material information relating to the merger. The two complaints further allege that the Company and Cumulus aided and abetted the Company’s directors’ alleged breaches of fiduciary duties, and the complaint filed in the second action alleges, additionally, that Holdco and Cumulus Merger Sub aided and abetted these alleged breaches of fiduciary duties. The complaints seek, among other things, a declaration that the action can proceed as a class action, an order enjoining the completion of the merger, rescission of the merger, attorneys’ fees, and such other relief as the court deems just and proper. The complaint filed in the second action also seeks rescissory damages. On June 23, 2011, the court consolidated the two Nevada actions and appointed lead counsel. On July 29, 2011, lead counsel filed a Notice of Voluntary Dismissal dismissing the claims of one of the two Nevada plaintiffs against all the defendants without prejudice, because the plaintiff no longer had standing to pursue claims on his own behalf or on behalf of the putative class. The claims of the putative class have not yet been dismissed.

On May 6, 2011, two purported common stockholders of the Company filed a putative class action complaint against the Company, its board of directors, Cumulus, Holdco, and Cumulus Merger Sub in the Court of Chancery of the State of Delaware (“Delaware Chancery Court”). On July 19, 2011, the plaintiffs in the Delaware action filed an amended complaint alleging that the Company’s directors breached their fiduciary duties to the Company’s stockholders by approving the merger for allegedly inadequate consideration, following an allegedly unfair sale process, and by failing to disclose material information related to the merger. The amended complaint further alleges that the Company, Cumulus, HoldCo, and Cumulus Merger Sub aided and abetted these alleged fiduciary breaches. The complaint seeks, among other things, an order enjoining the merger, a declaration that the action is properly maintainable as a class action, and rescission of the merger agreement, as well as attorneys’ fees and costs. Also on July 19, 2011, the plaintiffs in the Delaware action filed a Motion for Expedited Proceedings. On July 20, 2011, the plaintiffs in the Delaware action filed a Motion for Preliminary Injunction, seeking an order preliminarily enjoining the merger. On August 1, 2011, the plaintiffs in the Delaware action filed a Notice of Dismissal pursuant to Court of Chancery Rule 41(a)(1)(i) dismissing their claims against all the defendants without prejudice. On August 3, 2011, the plaintiffs in the Delaware action filed a revised notice and proposed Order of Dismissal pursuant to Rule 41(a)(1)(i) dismissing their claims against all defendants without prejudice. On August 5, 2011, the Delaware Court of Chancery signed Plaintiffs’ proposed Order of Dismissal pursuant to Rule 41(a)(1)(i) dated August 3, 2011. The claims of the putative class have not yet been dismissed.

Each of Cumulus and the Company is obliged under certain circumstances to indemnify and hold harmless each of their respective directors and officers from and against any and all claims and liabilities to which such director or officer shall have become subject by reason of being a director or officer, to the full extent permitted under Delaware law. An adverse outcome in these lawsuits could prevent or delay the consummation of the merger and result in substantial costs to the Company and/or Cumulus. It is also possible that other similar lawsuits may be filed in the future. Neither Cumulus nor the Company can reasonably estimate any possible loss from current or future litigation.

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

Overview

Citadel Broadcasting Corporation is the third largest radio broadcasting company in the United States based on net radio revenue, behind Clear Channel Communications, Inc. and CBS Corporation. Citadel Broadcasting Corporation owns and operates radio stations and holds FCC licenses in 27 states and the District of Columbia. Radio stations serving the same geographic area (i.e., principally a city or combination of cities) are referred to as a market. Citadel Broadcasting Corporation aggregates the geographic markets in which it operates into one reportable segment (“Radio Markets”). Citadel Broadcasting Corporation has a well-clustered radio station portfolio that is diversified by programming formats, geographic regions, audience demographics and advertising clients. Our primary business segment is the Radio Markets segment, which consisted of 225 owned and operated radio stations located in over 50 markets across the continental United States as of June 30, 2011. Our other business segment is the Radio Network, one of the largest radio networks in the country, which produces and distributes a variety of radio programming and formats that are syndicated across approximately 4,000 station affiliates and 9,000 program affiliations. Our top 25 markets accounted for 76% of the Radio Markets segment revenue for each of the quarters ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010. The Radio Markets segment and the Radio Network segment contributed 85% and 15%, respectively, of our consolidated net revenue for the quarter ended June 30, 2011 and 84% and 16%, respectively, for the quarter ended June 30, 2010. The Radio Markets segment and the Radio Network segment contributed 84% and 16%, respectively, of our consolidated net revenues for the six months ended June 30, 2011 and 83% and 17%, respectively, for the six months ended June 30, 2010.

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

Under the Emergence Plan, the Debtors distributed three forms of equity: class A common stock (currently quoted by the OTC Link on the OTCQB tier under the symbol “CDELA”); class B common stock (currently quoted by the OTC Link on the OTCQB tier under the symbol “CDELB”); and Special Warrants (as defined in Item 1. “Financial Statements (unaudited),” Note 9) to purchase class B common stock (currently quoted by the OTC Link on the OTCQB tier under the symbol “CDDGW”).

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

2010 Refinancing Transactions

In accordance with the Emergence Plan, approximately $2.1 billion of the debt outstanding prior to the Petition Date was converted into a term loan dated as of the Emergence Date among the Company, the several lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (the “Emergence Term Loan Facility”) with an initial principal amount of $762.5 million and a five-year term.

The Company entered into a new credit agreement dated as of December 10, 2010 (the “Credit Agreement”) by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The Credit Agreement consists of a term loan credit facility of $350.0 million with a term of six years (the “Term Loan”) and a revolving credit facility in the amount of $150.0 million under which a swing line sub-facility of up to $30.0 million may be borrowed and letters of credit may be issued (the “Revolving Loan,” together with the Term Loan, the “Credit Facilities”). The Revolving Loan was undrawn at closing and remained undrawn as of June 30, 2011; however, we had $147.1 million of availability under the Revolving Loan due to outstanding letters of credit of $2.9 million. The Company used the proceeds of the Term Loan, along with the net proceeds from the concurrent issuance of $400.0 million aggregate principal amount of senior notes (the “Senior Notes”) and cash on hand to repay the amounts outstanding under its Emergence Term Loan Facility. See additional discussion under the “Senior Debt” and “Senior Notes” sections below.

Pending Transaction

On March 10, 2011, the Company entered into a definitive merger agreement with Cumulus Media Inc., a Delaware corporation (“Cumulus”), Cumulus Media Holdings Inc. (f/k/a Cadet Holding Corporation), a Delaware corporation and wholly-owned subsidiary of Cumulus (“HoldCo”), and Cadet Merger Corporation, a Delaware corporation and wholly-owned subsidiary of HoldCo (“Cumulus Merger Sub”), which provides that, upon completion of the merger of Cumulus Merger Sub into the Company (the “Cumulus Merger”), each outstanding share of class A common stock and class B common stock of the Company (other than shares owned by Cumulus Merger Sub, held in treasury by the Company or pursuant to which a holder has properly exercised and perfected appraisal rights under Delaware law), will, at the election of the holder thereof and subject to proration as described below, be converted into the right to receive (i) $37.00 in cash (the “Cash Consideration”), or (ii) 8.525 shares of class A common stock, par value $0.01 per share, of Cumulus (the “Stock Consideration” and, together with the Cash Consideration, the “Cumulus Merger Consideration”). In addition, holders of Special Warrants to purchase class B common stock of the Company will have the right to elect to have their Special Warrants adjusted at the effective time of the Cumulus Merger to become the right to receive upon exercise the (i) Cash Consideration or (ii) Stock Consideration, subject to proration as described below.

Holders of nonvested shares of the Company’s class A common stock will be eligible to receive the Cumulus Merger Consideration for their shares pursuant to the original vesting schedule for such shares unless earlier accelerated pursuant to the terms of the merger agreement or applicable grant agreement.

The merger agreement provides that each holder of the Company’s common stock and/or Special Warrants may elect to receive the Cash Consideration or the Stock Consideration for all or any number of such holder’s common stock and/or Special Warrants, however, such elections will be prorated, and consideration adjusted, so that Cumulus will not issue in excess of 151,485,282 shares of Cumulus class A Common Stock (as increased for the exercise of stock options of the Company prior to closing of the Cumulus Merger) or pay in excess of $1,408,728,600 in cash (less the cash value of any dissenting shares and increased for the exercise of Company stock options prior to closing of the Cumulus Merger). In circumstances where holders of common stock and/or Special Warrants of the Company make aggregate elections which exceed either the aggregate available Cash Consideration or aggregate available Stock Consideration, holders of common stock and/or Special Warrants of the Company will receive a combination of Cash Consideration and Stock Consideration pursuant to the terms of the merger agreement. Holders of common stock and/or Special

Warrants of the Company who do not make an election will be deemed to have elected, (i) if either the Cash Consideration or the Stock Consideration is oversubscribed, the election that is oversubscribed or (ii) if neither election is oversubscribed, the consideration choice selected by the majority of Citadel shares and warrants for which an election was properly made (or deemed made).

Cumulus has obtained equity and debt financing commitments, subject to certain conditions set forth in definitive agreements related to such commitments, for the transactions contemplated by the merger agreement, the proceeds of which, in addition to cash on hand, will be sufficient for Cumulus to pay the cash portion of the aggregate Cumulus Merger Consideration contemplated by the merger agreement and any associated fees and expenses. In connection with the transactions contemplated by the merger agreement, UBS Securities LLC and affiliates of Crestview Partners and Macquarie Capital (all three, the “Equity Investors” and affiliates of Crestview Partners and Macquarie Capital, the “Original Equity Investors”) have agreed, concurrently with the closing of the Cumulus Merger, to purchase for cash an aggregate amount of up to $500 million in shares of Cumulus common stock, preferred stock or warrants to purchase common stock. Depending on the amount of cash elected to be received by Company stockholders in the merger, the Equity Investors’ commitments may be reduced in accordance with the investment agreement (as amended from time to time) entered into by the Equity Investors and Cumulus in connection with the Cumulus Merger, subject to a minimum aggregate investment of $395.0 million. In addition, under certain circumstances where Cumulus does not require Macquarie Capital’s full investment to consummate the merger, Macquarie Capital may elect to reduce its investment to the extent not so required. Certain affiliates of the Original Equity Investors have guaranteed the respective payment obligations of the termination fees payable by the Equity Investors if the merger agreement is terminated under specified circumstances, pursuant to limited guarantees executed in favor of the Company.

Upon the completion of the Cumulus Merger, the Company would cease to be a publicly reporting company and, when its shares are de-registered, will cease all filings under the Securities Exchange Act of 1934, as amended.

The Cumulus Merger was unanimously approved by the respective Boards of Directors of the Company and Cumulus. The merger agreement will be submitted to a vote of stockholders of the Company as of the close of business on August 3, 2011 at a special meeting of Company stockholders to be held on September 15, 2011.

Consummation of the Cumulus Merger is conditioned, among other things, on (i) the adoption of the merger agreement by stockholders of the Company (voting together as a single class), (ii) the absence of any legal injunction, restraint or prohibition on the consummation of the Cumulus Merger and (iii) the receipt of certain regulatory approvals regarding the transactions contemplated by the merger agreement, including expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and approval by the FCC.

Cumulus stockholders who held in the aggregate approximately 54% of the outstanding voting power of the Cumulus stock as of March 9, 2011 have approved the issuance of Cumulus’ shares in connection with the Cumulus Merger and an amendment to Cumulus’ certificate of incorporation in connection with the transactions contemplated by the merger agreement. No further Cumulus stockholder approval is necessary for consummation of the transactions contemplated by the merger agreement.

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

It is anticipated that the funds necessary to consummate the Cumulus Merger and related transactions will be funded by new credit facilities and equity financing of Cumulus. Under the merger agreement, upon request by Cumulus, the Company has agreed to commence a debt tender offer to purchase the existing Senior Notes. Cumulus had indicated to the Company that its current intention is not to ask the Company to commence the debt tender offer.

For additional and more detailed information on the transaction with Cumulus, please refer to Amendment No. 1 to Form S-4 Registration Statement filed by Cumulus with, and declared effective by, the Securities and Exchange Commission on August 5, 2011 (the “Registration Statement”). The Registration Statement contains a document that constitutes a prospectus of Cumulus relating to the shares of Cumulus Class A common stock to be distributed in the transaction, a proxy statement to be provided to Company stockholders in connection with a special meeting of stockholders of the Company to be held with respect to the transaction and an information statement for Cumulus stockholders who did not enter into stockholder approvals of Cumulus’ proposed issuance of equity securities in the transaction and related transactions, as well as certain related transactions described therein, that have already been obtained. The transactions contemplated by the merger agreement are subject to regulatory approvals, among other conditions. Cumulus filed with the Securities and Exchange Commission an information statement/proxy statement/prospectus on Form 424(b)(3) on August 9, 2011. The Company filed with the Securities and Exchange Commission an information statement/proxy statement/prospectus under cover of Schedule 14A on August 9, 2011. The next steps in the transaction process include, among other things, a vote on the transaction by the Company’s stockholders.

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

Management’s discussion and analysis of the results of operations and of liquidity compare the quarter and six months ended June 30, 2011 to the quarter and six months ended June 30, 2010. Presentation of the combined financial information of the Predecessor and Successor for the three and six months ended June 30, 2010 is not in accordance with accounting principles generally accepted in the United States of America. However, we believe that for purposes of discussion and analysis in this Form 10-Q, the combined financial results are useful for management and investors to assess the Company’s ongoing financial and operational performance and trends.

Advertising Revenue

The Radio Markets’ primary source of revenue is the sale of local and national advertising. Net revenue is gross revenue less agency commissions. Radio advertising time can be purchased on a local spot, national spot or network basis. Local and national spot purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages and are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Local revenue is comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenue represents sales made to advertisers/agencies that are purchasing advertising for multiple markets. These sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. Our Radio Markets’ net broadcast revenue generated from the sale of local advertising and national advertising for each of the three and six months ended June 30, 2011 and 2010 was approximately 78% and 22%, respectively. The major categories of our Radio Markets’ advertisers include automotive companies, fast food chains, entertainment companies, medical companies, banks, and retail and grocery merchants. Our revenue is affected primarily by the advertising rates our radio stations charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on four factors:

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

During both the six months ended June 30, 2011 and 2010, we concluded that there had been no conditions or events that would require an interim asset impairment analysis. If market conditions and operational performance of our reporting units were to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of our intangible assets below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net Revenue

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1, 2010	April 1, 2010
	Ended	through	through	Three Month
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
		(Amounts in millions)
Net revenue:
Local	$123.8	$42.4	$86.4	$(5.0)
National	61.2	21.6	44.0	(4.4)

Net revenue	$185.0	$64.0	$130.4	$(9.4)

Net revenue for the three months ended June 30, 2011 decreased by approximately $9.4 million, or 4.8%, from approximately $194.4 million during the three months ended June 30, 2010 to approximately $185.0 million. This decrease was due to lower revenue of $6.8 million from our Radio Markets and $2.6 million from our Radio Network. Our revenue at the Radio Markets was negatively impacted by lower local and national revenues, as well as a decrease in political revenues and the termination of a local marketing agreement to operate a station in Knoxville, TN. Generally, our stations in medium to small metropolitan markets performed better than those stations in larger metropolitan markets. Our stations in New York, NY, San Francisco, CA and Atlanta, GA had significantly lower revenue when compared to the prior year quarter, partially offset by the revenue growth at our stations in Chicago, IL, Nashville, TN and Lafayette, LA.

The decrease in Radio Network revenue was due in part to lower sales representation revenues and lower revenue from our Hispanic and news-related networks.

Cost of Revenue

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1, 2010	April 1, 2010
	Ended	through	through	Three Month
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$69.0	$22.6	$47.1	$(0.7)

Cost of revenue decreased approximately $0.7 million, or 1.0%, to $69.0 million for the three months ended June 30, 2011 as compared to $69.7 million for the three months ended June 30, 2010. This decrease was primarily attributable to reductions in programming costs at both the Radio Markets and the Radio Network, including reductions in compensation paid to affiliates at the Radio Network, partially offset by increases in non-cash compensation expense and related taxes at the Radio Markets.

We expect to recognize approximately $1.1 million of non-cash compensation expense as cost of revenue throughout the remainder of 2011.

Selling, General and Administrative

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1, 2010	April 1, 2010
	Ended	through	through	Three Month
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Selling, general and administrative expenses	$49.3	$15.9	$32.0	$1.4

Selling, general and administrative expenses for the three months ended June 30, 2011 increased approximately $1.4 million, or 2.9%, to $49.3 million from $47.9 million for the three months ended June 30, 2010. This increase was primarily attributed to an increase in non-cash compensation expense and related taxes at both the Radio Markets and Radio Network, partially offset by reductions in compensation costs related to general and administrative expenses at both the Radio Markets and Radio Network.

We expect to recognize approximately $3.7 million of non-cash compensation expense as selling, general and administrative expense throughout the remainder of 2011.

Corporate General and Administrative Expenses

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1, 2010	April 1, 2010
	Ended	through	through	Three Month
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Corporate general and administrative expenses	$13.4	$1.8	$3.8	$7.8

Corporate general and administrative expenses increased $7.8 million, or 139.3%, from $5.6 million during the three months ended June 30, 2010 to $13.4 million for the three months ended June 30, 2011. The increase in corporate general and administrative expense is the result of an increase of $8.9 million in non-cash compensation expense and related taxes partially offset by reductions in employee compensation, professional fees and other general and administrative expenses.

We expect to recognize approximately $15.9 million of non-cash compensation expense as corporate general and administrative expense throughout the remainder of 2011.

Depreciation and Amortization

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1, 2010	April 1, 2010
	Ended	through	through	Three Month
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
		(Amounts in millions)
Depreciation and amortization:
Depreciation	$4.1	$1.5	$2.4	$0.2
Amortization	19.0	7.1	2.1	9.8

Total depreciation and amortization	$23.1	$8.6	$4.5	$10.0

Depreciation and amortization expense was $23.1 million during the three months ended June 30, 2011, compared to $13.1 million for the three months ended June 30, 2010, an increase of $10.0 million, or 76.3%. This increase in depreciation and amortization expense is attributable to a $9.8 million increase in amortization expense due mainly to the increase in fair value of the Successor’s customer relationships at the Radio Markets as of the Fresh-Start Date.

We expect to recognize approximately $38 million of amortization expense throughout the remainder of 2011 related to definite-lived intangible assets.

Other, Net

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1, 2010	April 1, 2010
	Ended	through	through	Three Month
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Other, net	$1.8	$1.0	$0.9	$(0.1)

For the three months ended June 30, 2011, other, net of approximately $1.8 million includes approximately $1.5 million in costs related to the Cumulus Merger. For the three months ended June 30, 2010, other, net of approximately $1.9 million includes approximately $1.0 million of bankruptcy-related expenses incurred by the Successor.

Operating Income

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1, 2010	April 1, 2010
	Ended	through	through	Three Month
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Operating income	$28.3	$14.0	$42.0	$(27.7)

Operating income decreased by approximately $27.7 million, from $56.0 million for the second quarter of 2010 to $28.3 million for the second quarter of 2011. The decrease in operating income is primarily the result of an increase of $11.3 million in non-cash compensation expense and related taxes associated with the issuance of non-vested shares of class A common stock and options to purchase shares of class A common stock in the second half of 2010, an increase in depreciation and amortization expense of $10.0 million due to the application of fresh-start accounting, which required the Company to fair value its assets and liabilities as of the Fresh-Start Date and lower revenue.

Reorganization Items, Net

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1, 2010	April 1, 2010
	Ended	through	through	Three Month
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Reorganization items, net	$—	$—	$(1,027.6)	$1,027.6

Reorganization costs associated with the Predecessor’s bankruptcy filing in December 2009 resulted in a net gain of $1,027.6 million for the three months ended June 30, 2010. This amount represents gains of $921.8 million and $139.8 million due to the revaluation of assets and liabilities and the extinguishment of liabilities, respectively, which are both related to the application of fresh-start reporting, partially offset by $30.7 million in professional fees paid for legal, consulting, and other Plan-related costs and services and $3.3 million to adjust the liability related to rejected executory contracts to their estimated allowed claim amounts. There were no similar costs during the second quarter of 2011.

Interest Expense, Net

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1, 2010	April 1, 2010
	Ended	through	through	Three Month
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Interest expense, net	$12.1	$6.3	$7.3	$(1.5)

Net interest expense decreased to $12.1 million for the three months ended June 30, 2011 from $13.6 million for the three months ended June 30, 2010, a decrease of $1.5 million.

During the three months ended June 30, 2011, interest expense was incurred on the Term Loan and Senior Notes at annual rates of 4.25% and 7.75%, respectively, and the Company recognized $0.9 million of amortization expense of debt issuance costs related to its Credit Facilities and Senior Notes. In addition, during the second quarter of 2011, the Company made a principal payment in the amount of $50.0 million. No principal payments are now due until maturity in 2016.

Prior to the restructuring of the Predecessor’s senior debt, for the period from April 1, 2010 through May 31, 2010, interest expense was incurred on the $2.1 billion outstanding thereunder at a rate of approximately 2.0%.

During the period from the Fresh-Start Date through December 10, 2010, interest expense was incurred on the Emergence Term Loan Facility with an initial principal amount of $762.5 million at 11.0%. On December 10, 2010, the Company refinanced the Emergence Term Loan Facility with the net proceeds from the issuance of $400.0 million aggregate principal amount of Senior Notes and borrowings of $350.0 million under the Term Loan, along with cash on hand.

Income Taxes

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1, 2010	April 1, 2010
	Ended	through	through	Three Month
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Income tax expense	$6.5	$4.5	$4.1	$(2.1)

For the quarter ended June 30, 2011, the Company recognized income tax expense of $6.5 million based on income before income taxes of $15.2 million, or an effective tax rate of 42.5%. This effective rate differs from the federal tax rate of 35% primarily due to state income taxes, net of federal benefit, and other permanent differences, offset by state tax benefit from changes in enacted tax laws.

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

Net Income

Net income was $8.7 million, or $0.19 per basic and diluted share, for the three months ended June 30, 2011 compared to $1,061.4 million for the three months ended June 30, 2010, which is comprised of Successor net income for the one month ended June 30, 2010 of $3.1 million, or $0.07 per basic and diluted share, and Predecessor net income for the two months ended May 31, 2010 of $1,058.2 million, or $3.98 per basic share and $3.95 per diluted share, as a result of the factors described above.

Basic earnings per share for the three months ended June 30, 2011 includes the outstanding amount of both class A and class B common stock, Special Warrants, whether outstanding or held in reserve to be issued, as well as 0.7 million outstanding nonvested shares of class A common stock. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares. There were no potentially dilutive equivalent shares related to options to purchase shares of class A common stock for the three months ended June 30, 2011.

The diluted shares outstanding for the two months ended May 31, 2010 include approximately 1.9 million shares of common stock of the Predecessor related to the conversion of the Predecessor’s convertible subordinated notes. While operating under chapter 11 of the Bankruptcy Code, the Predecessor was prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. Therefore, for the two months ended May 31, 2010, there was no related interest expense to consider in the calculation of the Predecessor’s diluted shares. There were no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the two months ended May 31, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net Revenue

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
		(Amounts in millions)
Net revenue:
Local	$230.5	$42.1	$194.2	$(5.8)
National	114.5	21.9	101.2	(8.6)

Net revenue	$345.0	$64.0	$295.4	$(14.4)

Net revenue for the six months ended June 30, 2011 decreased by approximately $14.4 million, or 4.0%, from approximately $359.4 million during the six months ended June 30, 2010 to approximately $345.0 million. This decrease was due to lower revenue of $8.5 million from our Radio Markets and $5.8 million from the Radio Network. Our revenue at the Radio Markets was negatively impacted by lower local and national revenue, as well as a decrease in political revenue and the termination of a local marketing agreement to operate a station in Knoxville, TN. Generally, our stations in medium to small metropolitan markets performed better than those stations in larger metropolitan markets. Our stations in New York, NY, San Francisco, CA and Atlanta, GA had significantly lower revenue when compared to the prior year, partially offset by the revenue growth at our stations in Chicago, IL, Nashville, TN and Lafayette, LA.

The decrease in Radio Network revenue was due in part to lower sales representation revenue and lower revenue from our news, Hispanic and Urban networks.

Cost of Revenue

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$137.5	$22.6	$116.1	$(1.2)

Cost of revenue decreased approximately $1.2 million, or 0.9%, to $137.5 million for the six months ended June 30, 2011 as compared to $138.7 million for the six months ended June 30, 2010. This decrease was primarily attributable to reductions in programming costs at both the Radio Markets and the Radio Network, including reductions in compensation costs, partially offset by an increase in non-cash compensation expense and related taxes at both the Radio Markets and Radio Network and an increase in advertising and promotion expense at the Radio Markets.

We expect to recognize approximately $1.1 million of non-cash compensation expense as cost of revenue throughout the remainder of 2011.

Selling, General and Administrative

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Selling, general and administrative expenses	$95.5	$15.9	$78.6	$1.0

Selling, general and administrative expenses for the six months ended June 30, 2011 increased approximately $1.0 million, or 1.1%, to $95.5 million from $94.5 million for the six months ended June 30, 2010. This increase was primarily attributed to an increase in non-cash compensation expense and related taxes at both the Radio Markets and Radio Network, partially offset by reductions in selling and general and administrative compensation costs at both the Radio Markets and the Radio Network.

We expect to recognize approximately $3.7 million of non-cash compensation expense as selling, general and administrative expense throughout the remainder of 2011.

Corporate General and Administrative Expenses

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Corporate general and administrative expenses	$27.8	$1.8	$8.9	$17.1

Corporate general and administrative expenses increased $17.1 million, or 159.8%, from $10.7 million during the six months ended June 30, 2010 to $27.8 million for the six months ended June 30, 2011. The increase in corporate general and administrative expense is the result of an increase of $18.0 million in non-cash compensation expense and related taxes partially offset by reductions in employee compensation and other general and administrative expenses.

We expect to recognize approximately $15.9 million of non-cash compensation expense as corporate general and administrative expense throughout the remainder of 2011.

Depreciation and Amortization

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
		(Amounts in millions)
Depreciation and amortization:
Depreciation	$8.1	$1.5	$6.1	$0.5
Amortization	38.0	7.1	5.2	25.7

Total depreciation and amortization	$46.1	$8.6	$11.3	$26.2

Depreciation and amortization expense was $46.1 million during the six months ended June 30, 2011, compared to $19.9 million for the six months ended June 30, 2010, an increase of $26.2 million, or 131.7%. This increase in depreciation and amortization expense is attributable to a $25.7 million increase in amortization expense due mainly to the increase in fair value of the Successor’s customer relationships at the Radio Markets as of the Fresh-Start Date.

We expect to recognize approximately $38 million of amortization expense throughout the remainder of 2011.

Other, Net

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Other, net	$9.1	$1.0	$0.9	$7.2

For the six months ended June 30, 2011, other, net of approximately $9.1 million includes approximately $8.0 million in costs related to the Cumulus Merger. For the six months ended June 30, 2010, other, net of approximately $1.9 million includes approximately $1.0 million of bankruptcy-related expenses incurred by the Successor.

Operating Income

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Operating income	$28.8	$14.0	$79.1	$(64.3)

Operating income decreased by approximately $64.3 million from $93.1 million for the six months ended June 30, 2010 to $28.8 million for the corresponding 2011 period. The decrease in operating income is primarily the result of an increase of $22.9 million in non-cash compensation expense and related taxes associated with the issuance of non-vested shares of class A common stock and options to purchase shares of class A common stock in the second half of 2010, an increase in depreciation and amortization expense of $26.2 million due to the application of fresh-start accounting, which required the Company to fair value its assets and liabilities as of the Fresh-Start Date and lower revenue.

Reorganization Items, net

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Reorganization items, net	$—	$—	$(1,014.1)	$1,014.1

Reorganization activity associated with the Predecessor’s bankruptcy filing in December of 2009 resulted in a net gain of $1,014.1 million for the six months ended June 30, 2010. This amount represents gains of $921.8 million and $139.8 million due to the revaluation of assets and liabilities and the extinguishment of liabilities, respectively, which are both related to the application of fresh-start reporting, partially offset by $42.2 million in professional fees paid for legal, consulting, and other Plan-related costs and services and $5.3 million to adjust the liability related to rejected executory contracts to their estimated allowed claim amounts. The Company incurred no similar costs in the six months ended June 30, 2011.

Interest Expense, Net

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Interest expense, net	$24.5	$6.3	$17.8	$0.4

Net interest expense increased slightly by $0.4 million to $24.5 million for the six months ended June 30, 2011 from $24.1 million for the six months ended June 30, 2010.

During the six months ended June 30, 2011, interest expense was incurred on the Term Loan and Senior Notes at annual rates of 4.25% and 7.75%, respectively. In addition, the Company recognized $1.9 million of amortization expense of debt issuance costs related to its Credit Facilities and Senior Notes. During the six months ended June 30, 2011, the Company made principal payments in the amount of $53.5 million. No principal payments are now due until maturity in 2016.

Prior to the restructuring of the Predecessor’s senior debt, for the period from January 1, 2010 through May 31, 2010, interest expense was incurred on the $2.1 billion outstanding thereunder at a rate of approximately 2.0%.

During the period from the Fresh-Start Date through December 10, 2010, interest expense was incurred on the Emergence Term Loan Facility with an initial principal amount of $762.5 million at 11.0%. On December 10, 2010, the Company refinanced the Emergence Term Loan Facility with the net proceeds from the issuance of $400.0 million aggregate principal amount of Senior Notes and borrowings of $350.0 million under the Term Loan, along with cash on hand.

Income Taxes

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Income tax expense	$1.1	$4.5	$5.7	$(9.1)

For the six months ended June 30, 2011, the Company recognized income tax expense of $1.1 million based on income before income taxes of $3.2 million, or an effective tax rate of 34.8%. This effective tax rate differed from the federal tax rate of 35% primarily due to state income taxes, net of federal benefit, and other permanent differences, offset by state tax benefit from changes in enacted tax laws.

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

Net Income

Net income was $2.1 million, or $0.04 per basic and diluted share, for the six months ended June 30, 2011 compared to $1,072.8 million for the six months ended June 30, 2010, which is comprised of Successor’s net income for the one month ended June 30, 2010 of $3.1 million, or $0.07 per basic and diluted share, and Predecessor’s net income for the five months ended May 31, 2010 of $1,069.7 million, or $4.02 per basic share and $3.99 per diluted share, as a result of the factors described above.

Basic earnings per share for the six months ended June 30, 2011 includes the outstanding amount of both class A and class B common stock, Special Warrants, whether outstanding or held in reserve to be issued, as well as 0.7 million outstanding nonvested shares of class A common stock. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares. There were no potentially dilutive equivalent shares related to options to purchase shares of class A common stock for the six months ended June 30, 2011.

The diluted shares outstanding for the five months ended May 31, 2010 include approximately 1.9 million shares of common stock of the Predecessor related to the conversion of the Predecessor’s convertible subordinated notes. While operating under chapter 11 of the Bankruptcy Code, the Predecessor was prohibited from paying unsecured pre-petition debts, including the convertible subordinated notes and interest thereon. Therefore, for the five months ended May 31, 2010, there was no related interest expense to consider in the calculation of the Predecessor’s diluted shares. There are no potentially dilutive equivalent shares related to stock options or nonvested shares of common stock for the five months ended May 31, 2010.

Segment Results of Operations

The Company presents segment operating income (“SOI”), which is a non-GAAP measure, as a primary measure of operating performance; for planning purposes, including the preparation of the Company’s annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to facilitate a comparison of our results with those of other companies; in communications with our board of directors concerning our financial performance; and when determining management’s incentive compensation. SOI is defined as operating income by segment adjusted to exclude depreciation and amortization, local marketing agreement fees, non-cash compensation expense and related taxes, corporate general and administrative expenses, and other, net. The Company believes the presentation of SOI is relevant and useful for investors because it allows investors to view segment performance in a manner similar to a primary method used by the Company’s management and enhances their ability to understand the Company’s operating performance. The reconciliation of SOI to the Company’s consolidated condensed results of operations is presented at Item 1. “Financial Statements (unaudited),” Note 14.

The following tables present the Company’s revenue, SOI, local marketing agreement fees, non-cash compensation expense and related taxes and depreciation and amortization by segment for the three and six months ended June 30, 2011 and 2010.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1, 2010	April 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010
		(Amounts in millions)
Net revenue:
Radio Markets	$157.7	$55.5	$109.0
Radio Network	28.5	8.9	22.2

Intersegment revenue:
Radio Markets	(1.2)	(0.4)	(0.8)
Radio Network	—	—	—

Net revenue	$185.0	$64.0	$130.4

SOI:
Radio Markets	$65.5	$24.5	$47.7
Radio Network	4.5	1.0	4.7
Corporate general and administrative	(13.4)	(1.8)	(3.8)
Local marketing agreement fees	(0.1)	(0.1)	(0.2)
Non-cash compensation expense and related taxes	(3.3)	—	(1.0)
Depreciation and amortization	(23.1)	(8.6)	(4.5)
Other, net	(1.8)	(1.0)	(0.9)

Total operating income	$28.3	$14.0	$42.0

Local marketing agreement fees
Radio Markets	$0.1	$0.1	$0.2
Radio Network	—	—	—

Total local marketing agreement fees	$0.1	$0.1	$0.2

Segment non-cash compensation expense and related taxes:

Radio Markets	$3.0	$—	$0.9
Radio Network	0.3	—	0.1

Total segment non-cash compensation expense and related taxes	$3.3	$—	$1.0

Segment depreciation and amortization:
Radio Markets	$19.6	$7.5	$3.3
Radio Network	3.5	1.1	1.2

Total segment depreciation and amortization	$23.1	$8.6	$4.5

Radio Markets

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1, 2010	April 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010
(Amounts in millions)
Radio Markets
Net revenue	$157.7	$55.5	$109.0
SOI	65.5	24.5	47.7

Radio Markets revenue decreased to $157.7 million for the three months ended June 30, 2011 from $164.5 million for the three months ended June 30, 2010, a decrease of $6.8 million, or 4.1%. Our revenue at the Radio Markets was negatively impacted by lower local and national revenue, as well as a decrease in political revenue and the termination of a local marketing agreement to operate a station in Knoxville, TN in the second quarter of 2010. Generally, our stations in medium to small metropolitan markets performed better than those stations in larger metropolitan markets. Our stations in New York, NY, San Francisco, CA and Atlanta, GA had significantly lower revenue when compared to the prior year quarter, partially offset by the revenue growth at our stations in Chicago, IL, Nashville, TN and Lafayette, LA.

SOI was $65.5 million for the three months ended June 30, 2011 as compared to $72.2 million for the three months ended June 30, 2010, a decrease of $6.7 million, or 9.3%. The decrease in SOI for the three months ended June 30, 2011 was primarily the result of the $6.8 million decrease in net revenue.

Radio Network

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1, 2010	April 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010
(Amounts in millions)
Radio Network
Net revenue	$28.5	$8.9	$22.2
SOI	4.5	1.0	4.7

Radio Network net revenue decreased $2.6 million, or 8.4%, to $28.5 million for the three months ended June 30, 2011, from $31.1 million for the three months ended June 30, 2010. The decrease in revenue was due in part to lower sales representation revenues and lower revenue from our Hispanic and news-related networks.

Radio Network SOI was $4.5 million for the three months ended June 30, 2011 as compared to $5.7 million for the three months ended June 30, 2010, a decrease of $1.2 million, or 21.1%. The decrease in SOI for the three months ended June 30, 2011 was primarily the result of the $2.6 million decrease in net revenue, partially offset by reductions in programming costs, including compensation paid to affiliates and lower general and administrative expenses, representing primarily compensation costs.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010
		(Amounts in millions)
Net revenue:
Radio Markets	$294.1	$55.5	$247.1
Radio Network	53.4	8.9	50.3

Intersegment revenue:
Radio Markets	(2.5)	(0.4)	(2.0)
Radio Network	—	—	—

Net revenue	$345.0	$64.0	$295.4

Radio Markets SOI	$112.5	$24.5	$94.0
Radio Network SOI	5.6	1.0	8.0
Corporate general and administrative	(27.8)	(1.8)	(8.9)
Local marketing agreement fees	(0.2)	(0.1)	(0.5)
Non-cash compensation expense and related taxes	(6.1)	—	(1.3)
Depreciation and amortization	(46.1)	(8.6)	(11.3)
Other, net	(9.1)	(1.0)	(0.9)

Total operating income (loss)	$28.8	$14.0	$79.1

Local marketing agreement fees
Radio Markets	$0.2	$0.1	$0.5
Radio Network	—	—	—

Total local marketing agreement fees	$0.2	$0.1	$0.5

Segment non-cash compensation expense and related taxes:
Radio Markets	$5.4	$—	$1.1
Radio Network	0.7	—	0.2

Total segment non-cash compensation expense and related taxes	$6.1	$—	$1.3

Segment depreciation and amortization:
Radio Markets	$39.2	$7.5	$8.3
Radio Network	6.9	1.1	3.0

Total segment depreciation and amortization	$46.1	$8.6	$11.3

Radio Markets

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010
(Amounts in millions)
Radio Markets
Net revenue	$294.1	$55.5	$247.1
SOI	112.5	24.5	94.0

Radio Markets revenue decreased to $294.1 million for the six months ended June 30, 2011 from $302.6 million for the six months ended June 30, 2010, a decrease of $8.5 million, or 2.8%. Our revenue at the Radio Markets was negatively impacted by lower local and national revenue, as well as a decrease in political revenue and the termination of a local marketing agreement to operate a station in Knoxville, TN. Generally, our stations in medium to small metropolitan markets performed better than those stations in larger metropolitan markets. Our stations in New York, NY, San Francisco, CA and Atlanta, GA had significantly lower revenue when compared to the prior year, partially offset by the revenue growth at our stations in Chicago, IL, Nashville, TN and Lafayette, LA.

SOI was $112.5 million for the six months ended June 30, 2011 as compared to $118.5 million for the six months ended June 30, 2010, a decrease of $6.0 million, or 5.1%. The decrease in SOI for the six months ended June 30, 2011 was primarily the result of the $8.5 million decrease in net revenue, partially offset by reductions in programming costs.

Radio Network

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010
(Amounts in millions)
Radio Network
Net revenue	$53.4	$8.9	$50.3
SOI	5.6	1.0	8.0

Radio Network net revenue decreased $5.8 million, or 9.8%, to $53.4 million for the six months ended June 30, 2011, from $59.2 million for the six months ended June 30, 2010. This decrease was due in part to lower sales representation revenues and lower revenue from our Hispanic, Urban and news-related networks.

Radio Network SOI was $5.6 million for the six months ended June 30, 2011 as compared to $9.0 million for the six months ended June 30, 2010, a decrease of $3.4 million. The decrease in SOI for the six months ended June 30, 2011 was primarily the result of the $5.8 million decrease in net revenue, partially offset by reductions in programming costs and compensation related to selling and general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and cash provided by the operations of our Radio Markets and our Radio Network and available borrowings under our Revolving Loan.

Operating Activities

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Net cash provided by (used in) by operating activities	$54.1	$(4.1)	$44.6	$13.6

Net cash provided by operating activities was $54.1 million for the six months ended June 30, 2011 as compared to $40.5 million for the six months ended June 30, 2010. The increase of $13.6 million was primarily due to the decreased amount of cash paid for reorganization and other bankruptcy-related items of $48.0 million, less cash paid for interest of $8.0 million, and a decrease in operating expenses of $6.0 million, partially offset by the impact of $14.4 million in lower net revenue, a reduction in cash provided by working capital of $20.5 million, and increased cash paid for Cumulus Merger-related items of $7.2 million.

Investing Activities

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Net cash (used in) provided by investing activities	$(0.6)	$0.2	$(11.2)	$10.4

Net cash used in investing activities for the six months ended June 30, 2011 of $0.6 million consists primarily of capital expenditures of $4.1 million, partially offset by proceeds from the sale of assets of $2.0 million and a decrease in restricted cash of $1.5 million. Cash used in investing activities of $11.0 million in the prior year period consisted primarily of a net increase of $7.2 million of restricted cash and capital expenditures of $3.8 million.

Financing Activities

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1, 2010	January 1, 2010
	Ended	through	through
	June 30, 2011	June 30, 2010	May 31, 2010	$ Change
(Amounts in millions)
Net cash used in financing activities	$(60.3)	$—	$(0.1)	$(60.2)

Net cash used in financing activities was $60.3 million for the six months ended June 30, 2011 as compared to $0.1 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, the Company made principal payments in the amount of $53.5 million on the Term Loan.

In addition to debt service, our principal liquidity requirements are for working capital, general corporate purposes and capital expenditures. Our capital expenditures totaled $4.1 million during the six months ended June 30, 2011, as compared to $3.8 million during the six months ended June 30, 2010. At June 30, 2011, we had cash and cash equivalents of $104.8 million. Based on our anticipated future operations, we believe that cash on hand, expected cash flows and available borrowings under our Revolving Loan will be adequate to meet our anticipated working capital requirements, capital expenditures for both maintenance and growth, and scheduled payments of principal and interest on our outstanding indebtedness for at least the next twelve months.

Senior Debt

Senior debt consists of the following as of June 30, 2011 and December 31, 2010:

	Successor
	June 30, 2011	December 31, 2010
	(in thousands)
Type of Borrowing
Term Loan	$296,500	$350,000
Less current portion of senior debt	—	3,500

Total senior debt less current portion	$296,500	$346,500

On the Emergence Date, approximately $2.1 billion of the debt outstanding prior to the Petition Date was converted into the Emergence Term Loan Facility, which was guaranteed by the Company’s operating subsidiaries. The initial principal amount of $762.5 million under the Emergence Term Loan Facility was payable in 20 consecutive quarterly installments of approximately $1.9 million, due on the last day of each fiscal quarter, which commenced on September 30, 2010, with a final maturity of $724.4 million on June 3, 2015. A valuation adjustment of $19.1 million was recorded to reflect the Emergence Term Loan Facility at its estimated fair value upon issuance. This valuation adjustment was being amortized as a reduction of interest expense, net over the contractual term of the Emergence Term Loan Facility. At the Company’s election, interest on outstanding principal for the Emergence Term Loan Facility accrued at a rate based on either: (a) the greatest of (1) the Prime Rate in effect; (2) the Federal Funds Rate plus 0.50%;

or (3) the one-month Eurodollar rate plus 1.0%, in all cases subject to a 4.0% floor, plus, in each case, a spread of 7.0% or (b) the Eurodollar rate, subject to a 3.0% floor, plus 8.0%.

During the period from the Fresh-Start Date through December 10, 2010, interest expense was incurred on the Emergence Term Loan Facility at 11.0%. On December 10, 2010 the Company refinanced the Emergence Term Loan Facility with the proceeds from the issuance of $400.0 million in Senior Notes (see Item 1. “Financial Statements (unaudited),” Note 8) and borrowings of $350.0 million under the Term Loan, along with cash on hand. Interest was incurred on the Term Loan during the first two quarters of 2011 at an annual rate of 4.25%.

The Term Loan is payable in quarterly payments of $875,000, which commenced on March 31, 2011, with the remaining amount payable on December 30, 2016. Outstanding amounts under the Revolving Loan are payable on December 10, 2013. During the first quarter of 2011, the Company made a principal payment in the amount of $3.5 million, representing all principal amounts due during 2011, and during the second quarter of 2011, the Company made an additional principal payment in the amount of $50.0 million. No principal payments are now due until maturity in 2016.

The Company incurred $12.0 million of debt issuance costs in connection with the Credit Facilities, and amortization of these costs was $0.6 million and $1.3 million during the three and six months ended June 30, 2011, respectively. During the three months ended June 30, 2011, the Company wrote off $1.0 million of debt issuance costs in conjunction with the prepayment of the Term Loan.

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

The Credit Agreement requires compliance with a consolidated total leverage ratio of 4.5 to 1.0 as of June 30, 2011 (with stepdowns thereafter), a senior secured leverage ratio of 2.25 to 1.0 and consolidated interest coverage ratio of 2.5 to 1.0.

The Credit Agreement also contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit the Company’s ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; or pay dividends or repurchase stock.

The Company was in compliance with the covenants under its Term Loan as of June 30, 2011.

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

The Company incurred $9.2 million of debt issuance costs in connection with the issuance of the Senior Notes, and amortization of these costs was $0.3 million and $0.6 million during the three and six months ended June 30, 2011, respectively.

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

Contractual Obligations and Commercial Commitments

There have been no significant changes in our contractual commitments as of June 30, 2011 as compared to amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 except for the payment of $53.5 million in principal amount of the Term Loan during the six months ended June 30, 2011 such that no principal payments are due until maturity in 2016.

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

We are exposed to variable interest rates on the $296.5 million outstanding under the Term Loan. The interest rate on the Term Loan as of June 30, 2011 was 4.25% per annum. We have performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to this debt. Based on this analysis, the impact on future pre-tax earnings for the following twelve months would be approximately $3.0 million of increased interest expense. To the extent we borrow under our Revolving Loan in the future, our exposure to variable interest rates would increase.

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

Based on their evaluation as of June 30, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

We have not implemented any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June  30, 2011.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 14, 2011, the Company, its board of directors, and Cumulus were named in a putative stockholder class action complaint filed in the District Court of Clark County, Nevada, by a purported Company stockholder. On March 23, 2011, these same defendants, as well as Holdco and Cumulus Merger Sub, were named in a second putative stockholder class action complaint filed in the same court by another purported Company stockholder. The complaints allege that the Company’s directors breached their fiduciary duties by approving the merger for allegedly inadequate consideration and following an allegedly unfair sale process. The complaint in the first action also alleges that the Company’s directors breached their fiduciary duties by allegedly withholding material information relating to the merger. The two complaints further allege that the Company and Cumulus aided and abetted the Company’s directors’ alleged breaches of fiduciary duties, and the complaint filed in the second action alleges, additionally, that Holdco and Cumulus Merger Sub aided and abetted these alleged breaches of fiduciary duties. The complaints seek, among other things, a declaration that the action can proceed as a class action, an order enjoining the completion of the merger, rescission of the merger, attorneys’ fees, and such other relief as the court deems just and proper. The complaint filed in the second action also seeks rescissory damages. On June 23, 2011, the court consolidated the two Nevada actions and appointed lead counsel. On July 29, 2011, lead counsel filed a Notice of Voluntary Dismissal dismissing the claims of one of the two Nevada plaintiffs against all the defendants without prejudice, because the plaintiff no longer had standing to pursue claims on his own behalf or on behalf of the putative class. The claims of the putative class have not yet been dismissed.

On May 6, 2011, two purported common stockholders of the Company filed a putative class action complaint against the Company, its board of directors, Cumulus, Holdco, and Cumulus Merger Sub in the Court of Chancery of the State of Delaware (“Delaware Chancery Court”). On July 19, 2011, the plaintiffs in the Delaware action filed an amended complaint alleging that the Company’s directors breached their fiduciary duties to the Company’s stockholders by approving the merger for allegedly inadequate consideration, following an allegedly unfair sale process, and by failing to disclose material information related to the merger. The amended complaint further alleges that the Company, Cumulus, HoldCo, and Cumulus Merger Sub aided and abetted these alleged fiduciary breaches. The complaint seeks, among other things, an order enjoining the merger, a declaration that the action is properly maintainable as a class action, and rescission of the merger agreement, as well as attorneys’ fees and costs. Also on July 19, 2011, the plaintiffs in the Delaware action filed a Motion for Expedited Proceedings. On July 20, 2011, the plaintiffs in the Delaware action filed a Motion for Preliminary Injunction, seeking an order preliminarily enjoining the merger. On August 1, 2011, the plaintiffs in the Delaware action filed a Notice of Dismissal pursuant to Court of Chancery Rule 41(a)(1)(i) dismissing their claims against all the defendants without prejudice. On August 3, 2011, the plaintiffs in the Delaware action filed a revised notice and proposed Order of

Dismissal pursuant to Rule 41(a)(1)(i) dismissing their claims against all defendants without prejudice. On August 5, 2011, the Delaware Court of Chancery signed Plaintiffs’ proposed Order of Dismissal pursuant to Rule 41(a)(1)(i) dated August 3, 2011. The claims of the putative class have not yet been dismissed.

Each of Cumulus and the Company is obliged under certain circumstances to indemnify and hold harmless each of their respective directors and officers from and against any and all claims and liabilities to which such director or officer shall have become subject by reason of being a director or officer, to the full extent permitted under Delaware law. An adverse outcome in these lawsuits could prevent or delay the consummation of the merger and result in substantial costs to the Company and/or Cumulus. It is also possible that other similar lawsuits may be filed in the future. Neither Cumulus nor the Company can reasonably estimate any possible loss from current or future litigation.

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

As described under Part I, Item 1. “Financial Statements (unaudited),” Note 2, as of June 30, 2011, the Company held approximately 286,000 shares of Successor equity in reserve to satisfy remaining allowed, disputed or unreconciled unsecured claims. Shares held in reserve are not designated as class A common stock, class B common stock or Special Warrants until issuance.

During the three months ended June 30, 2011, the Company issued 181,140 shares that had been held in reserve in the form of Special Warrants in satisfaction of certain claims. In addition, during the three months ended June 30, 2011, 823,991 shares of class B common stock were issued upon exercise of Special Warrants and 11,055 shares of class A common stock were issued upon conversion of class B common stock.

The issuance of the Special Warrants and shares of class A common stock and class B common stock noted above were exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 1145 of the Bankruptcy Code.

The table below summarizes stock repurchase information for the quarter ended June 30, 2011:

REGISTRANT PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1, 2011 through April 30, 2011	—	$—
May 1, 2011 through May 31, 2011	—	—
June 1, 2011 through June 30, 2011	197,748	33.25

Total	197,748	$33.25

The Company acquired approximately 0.2 million shares of class A common stock for approximately $6.6 million during both the three and six months ended June 30, 2011 through transactions related to the vesting of previously awarded nonvested shares of class A common stock. Upon vesting, the Company withheld shares of stock in an amount sufficient to pay the employee’s minimum statutory withholding tax required by the relevant tax authorities.

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are furnished or filed herewith:

Exhibit Number	Exhibit Description

10.1	Form of Restricted Stock Agreement Pursuant to the Citadel Broadcasting Corporation 2010 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL BROADCASTING CORPORATION

Date: August 15, 2011	By:	/S/ FARID SULEMAN
Farid Suleman
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/S/ RANDY L. TAYLOR
Randy L. Taylor
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Form of Restricted Stock Agreement Pursuant to the Citadel Broadcasting Corporation 2010 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.